Form 10-K
period 1993-12-31
MERCK & CO INC
filed 1994-03-23
CIK 64978

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 23, 1994
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                               ------------------

                                   FORM 10-K

 (MARK ONE)
    /X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934   [Fee Required]
               For the Fiscal Year Ended December 31, 1993
                                      or
    / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934   [No Fee Required]
               For the transition period from             to

                           COMMISSION FILE NO. 1-3305
                               ------------------

                               MERCK & CO., INC.

                                  P.O. Box 100

                      Whitehouse Station, N. J. 08889-0100

                                 (908) 423-1000

                           Incorporated in New Jersey
                                I.R.S. Employer
                         Identification No. 22-1109110

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                           Name of Each Exchange
             Title of Each Class                            on which Registered
                 Common Stock                    New York and Philadelphia Stock Exchanges
                (no par value)

  Number of shares of Common Stock (no par value) outstanding as of February 28, 1994: 1,255,550,712.

     Aggregate market value of Common Stock (no par value) held by non-affiliates on December 31, 1993 based on closing price on February 28, 1994: $40,484,000,000.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X. NO ........

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                      DOCUMENTS INCORPORATED BY REFERENCE:

                   Document                                  Part of Form 10-K
 Annual Report to stockholders for the fiscal                 Parts I and II
   year ended December 31, 1993
  Proxy Statement for the Annual Meeting of                      Part III
    Stockholders to be held April 26, 1994

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I
ITEM 1. BUSINESS.

     Merck & Co., Inc. is a worldwide organization engaged primarily in the business of discovering, developing, producing and marketing products and services for the maintenance or restoration of health. The Company's business is divided into two industry segments: Human and Animal Health Products and Services and Specialty Chemical Products. The Human and Animal Health Products and Services segment includes Medco Containment Services, Inc. ("Medco"), which was acquired in November 1993. Medco principally provides services designed to reduce prescription drug benefit costs through managed prescription drug programs and managed mental health-care services for health benefit plans. Financial information about industry segments of the Company's business is incorporated by reference to page 50 of the Company's 1993 Annual Report to stockholders.

HUMAN AND ANIMAL HEALTH PRODUCTS AND SERVICES SEGMENT

     Human and animal health products include therapeutic and preventive agents for the treatment of human disorders, which are generally sold by prescription, and for the control and alleviation of disease in livestock, small animals and poultry. Human and animal health products also include poultry breeding stock and crop protection products. This segment contributed $9,987.9 million, $9,067.6 million and $8,019.5 million to Company sales in 1993, 1992 and 1991, respectively.

     Human health products include cardiovascular products, of which Vasotec (enalapril maleate), Mevacor (lovastatin), Zocor (simvastatin), Prinivil (lisinopril) and Vaseretic (enalapril maleate-hydrochlorothiazide) are the largest-selling; anti-ulcerants, of which Pepcid (famotidine) and Prilosec (omeprazole) are the largest-selling; antibiotics, of which Primaxin (imipenem-cilastatin sodium), Noroxin (norfloxacin) and Mefoxin (cefoxitin sodium) are the largest-selling; vaccines/biologicals, of which M-M-R II (measles, mumps and rubella virus vaccine live) and Recombivax HB (hepatitis B vaccine recombinant) are the largest-selling; ophthalmologicals, of which Timoptic (timolol maleate) is the largest-selling; anti-inflammatory/analgesic products, of which Indocin (indomethacin), Clinoril (sulindac) and Dolobid (diflunisal) are the largest-selling; and other human health products which include antiparkinsonism products, psychotherapeutics, a muscle relaxant and Proscar (finasteride), a treatment for symptomatic benign prostate enlargement. Human health services include health-care cost containment services, principally managed prescription drug programs.

     Animal health/crop protection products include antiparasitics, of which Ivomec (ivermectin) for the control of internal and external parasites in livestock and Heartgard-30 (ivermectin) for the prevention of canine heartworm disease are the largest-selling; crop protection products, of which abamectin-based miticides/insecticides are the largest-selling; coccidiostats for the treatment of poultry disease; and poultry breeding stock.

     The following table shows the sales of various classes of the Company's human and animal health products and services:

                         ($ IN MILLIONS)                       1993*       1992       1991
                                                              --------   --------   --------
     Cardiovasculars........................................  $4,820.8   $4,482.0   $3,804.2
     Anti-ulcerants.........................................   1,324.0    1,043.9      820.6
     Antibiotics............................................     868.7      942.2      917.7
     Vaccines/biologicals...................................     522.9      485.3      375.1
     Ophthalmologicals......................................     454.6      457.2      425.2
     Anti-inflammatories/analgesics.........................     336.8      430.5      500.4
     Other human health.....................................     446.8      373.4      381.9
     Other Medco sales......................................     296.6         --         --
     Animal health/crop protection..........................     916.7      853.1      794.4
                                                              --------   --------   --------
            Total...........................................  $9,987.9   $9,067.6   $8,019.5
                                                              --------   --------   --------
                                                              --------   --------   --------

- ---------------
     * Sales by therapeutic class include Medco sales of Merck products. Medco sales of non-Merck products and Medco services are included in Other Medco sales.

     In November 1993, the Company acquired all of the outstanding shares of Medco for approximately $6.6 billion. The purchase price consisted of $2.4 billion in cash, 114.0 million common shares with a market value of $3.8 billion and 36.1 million options valued at $387.1 million, net of tax. Martin J. Wygod, Chairman of the Board of Directors of Medco and a stockholder of Medco prior to the merger, was elected to the Board of Directors of the Company effective November 1993. Medco principally provides services designed to reduce prescription drug benefit costs through managed prescription drug programs, and also provides managed mental health-care services. Medco provides these services to corporations, labor unions, insurance companies, Blue Cross and Blue Shield organizations, Federal and state employee plans, and health maintenance and other similar organizations.

     A new human health product cleared for marketing in the United States by the Federal Food and Drug Administration ("FDA") in November 1993 is Timoptic-XE (timolol maleate ophthalmic gel-forming solution), a once-a-day treatment to reduce intraocular pressure in certain glaucoma patients, and sales of the product began in the United States in January 1994. Also in 1993, the FDA cleared for marketing the use of Vasotec to reduce the rate of development of symptomatic heart failure and decrease the need for related hospitalization in asymptomatic patients with left ventricular dysfunction.

     In May 1993, the Company and Pasteur Merieux Serums & Vaccins ("Pasteur Merieux"), which is part of the Rhone-Poulenc group, signed an agreement to form a joint venture to market human vaccines and to collaborate in the development of new combination vaccines for distribution in the European Union ("EU") (formerly referred to as the European Community) and the European Free Trade Association. The establishment of this joint venture, which would be equally owned by the Company and Pasteur Merieux, is subject to various approvals, including that of the European Commission.

     Effective April 1992, the Company, through the Merck Vaccine Division, and Connaught Laboratories, Inc. ("Connaught"), an affiliate of Pasteur Merieux, agreed to collaborate on the development and marketing of combination pediatric vaccines and to promote selected vaccines in the United States. The research and marketing collaboration will enable the companies to pool their resources to expedite the development of vaccines combining several different antigens to protect children against a variety of diseases, including Haemophilus influenzae type b, hepatitis B, diphtheria, tetanus, pertussis and poliomyelitis. In addition, the Company and Connaught have agreed to promote a number of each other's vaccine products.

     Effective January 1991, the Company and E. I. du Pont de Nemours and Company ("Du Pont") entered into a joint venture to form a worldwide pharmaceutical company for the research, marketing, manufacturing and sale of pharmaceutical and imaging agent products. Du Pont contributed its entire worldwide pharmaceutical and radiopharmaceutical imaging agents businesses to the joint venture and is providing administrative services. The Company's contribution includes rights to Sinemet (carbidopa-levodopa), Sinemet CR (sustained-release formulation), Moduretic (amiloride HCl-hydrochlorothiazide), Prinivil and Prinzide (lisinopril and hydrochlorothiazide) in the United Kingdom, France, Germany, Italy and Spain, research and development expertise, development funds, international industry expertise and cash. The joint venture co-promotes Vasotec in the United States.

     Under separate agreements between the Company and Du Pont for which the joint venture carries out Du Pont's obligations, commencing in 1993 marketing applications were submitted worldwide for Cozaar (losartan potassium) and Hyzaar (losartan potassium and hydrochlorothiazide), the first of a new class of drugs for treatment of high blood pressure and heart failure. The joint venture has rights under these agreements to Sinemet and Sinemet CR in North America and Vaseretic in the United States and Canada.

     In January 1993, the Company and Johnson & Johnson finalized an agreement to extend into Europe the U.S. joint venture that was formed in 1989. This new European extension is intended to market and sell over-the-counter pharmaceutical products in Europe. In October 1991, as a first step toward the establishment of the European business, the two companies acquired certain assets of Woelm Pharma G.m.b.H., a leading German self-medication business owned by Rhone-Poulenc Rorer, including a topical cough/cold product, two laxatives and a line of vitamins. In January 1993, the Company contributed its existing over-the-counter medication business in Spain to a new joint venture company. In September 1993, Johnson & Johnson and the Company established a new company in the United Kingdom to market the Company's and Johnson & Johnson's over-the-counter medications. In January 1994, the Company and Johnson & Johnson acquired all of the stock of Laboratoires J.P. Martin, a leading self-medication business in France. In January 1993, the Company submitted a New Drug Application ("NDA") to the FDA for an over-the-counter form of the Company's ulcer medication Pepcid, to be marketed in the United States by the joint venture. Beginning January 1993, marketing approval applications for over-the-counter Pepcid were filed in 15 European countries and 3 other countries, in addition to the U.S. filing. In February 1994, the marketing license for an over-the-counter formulation of Pepcid was cleared in the United Kingdom.

     In 1982, the Company entered into an agreement with AB Astra ("Astra") to develop and market Astra products in the United States. Currently, under the first phase of the agreement, the Company markets three Astra products, Prilosec, Plendil (felodipine) and Tonocard (tocainide hydrochloride), in exchange for a royalty. An NDA which had been submitted to the FDA in January 1993 for Roxiam (remoxipride), an Astra product being developed for the treatment of acute and chronic schizophrenia, was withdrawn in January 1994.

     In July 1993, the Company's total sales of Astra products reached the level that triggered the first step in the establishment of a separate entity to market Astra products under the Company's agreement with Astra. The Company is now building the infrastructure and developing various capabilities to develop and market Astra products within a separate company. The Company expects to fully transfer its Astra-related business and assets to the joint venture company owned by the Company and Astra by early 1995. Astra has the right to obtain a 50 percent ownership of the business and assets transferred by compensating the Company with a payment roughly equivalent to U.S. sales of Astra products over a 12-month period beginning September 1, 1993. The result of these actions is not expected to have a significant impact on financial results in the near term.

     In 1992, the Company entered into agreements to (i) establish a new manufacturing, sales and promotion entity in Turkey; (ii) restructure Merck Human Health Division operations in Taiwan; (iii) acquire a 100 percent interest in its Mexican subsidiary, Laboratorios Prosalud, which engages in the manufacture, marketing, promotion and sale of the Company's human pharmaceutical, animal health and crop protection products in Mexico; and (iv) develop and market with CSL Limited of Australia combination pediatric vaccines in Australia, New Zealand and major markets in the Far East. In 1992, the Company entered into agreements to acquire certain assets of TTV Limited and Mervest Limited, the entities formerly used to market the Company's product line in the People's Republic of China. In 1992, a new entity was established in Hong Kong for the purpose of carrying on the Company's business in China via representative offices in Beijing, Shanghai and Guangzhou. In 1993, 1992 and 1991, the Company established local organizations for sales and promotion in the Russian Federation, the Ukraine, the Czech and Slovak republics, Slovenia, Bulgaria, Romania, Poland and Hungary.

     Competition -- The markets in which this segment's business is conducted are highly competitive. Such competition involves an intensive search for technological innovations and the ability to market these innovations effectively. With its long-standing emphasis on research and development, the Company is well prepared to compete in the search for technological innovations. Additional resources to meet competition include quality control, flexibility to meet exact customer specifications, an efficient distribution system and a strong technical information service. The Company is active in acquiring and marketing products through joint ventures and licenses and has been expanding its sales and marketing efforts to further address changing industry conditions. However, the introduction of new products and processes by competitors may result in price reductions and product replacements, even for products protected by patents. For example, the number of compounds available to treat each disease entity has increased during the past several years and has resulted in slowing the growth in sales of certain of the Company's products.

     In addition, particularly in the area of human pharmaceutical products, legislation enacted in all states allows, encourages or, in a few instances, in the absence of specific instructions from the prescribing physician, mandates the use of "generic" products (those containing the same active chemical as an innovator's product) rather than "brand-name" products. Governmental and other pressures toward the dispensing of generic products have reduced significantly the sales of certain of the Company's products no longer protected by patents, such as Clinoril and Aldomet (methyldopa), and slowed the growth of certain other products. In 1992, the Company formed a new division, West Point Pharma, to market the generic form of its product

Dolobid. In 1993, West Point Pharma began marketing an additional 11 off-patent Company drugs in more than 20 different packages. See also the description of the effect upon competition of the Drug Price Competition and Patent Term Restoration Act of 1984 ("PTRA") on page 6. It is generally the Company's position to limit individual product price increases of its pharmaceutical products in the United States to the Consumer Price Index plus 1 percent on an annual basis.

     Medco's pharmacy benefit management business is highly competitive. Medco competes with other pharmacy benefit managers, retail prescription drug claims processors, other mail service pharmacies, insurance companies, chain pharmacies and other providers of health-care and/or administrators of health-care programs. Medco competes primarily on the basis of its ability to design and administer innovative programs which contain a plan sponsor's overall prescription drug costs, its flexibility in handling integrated prescription drug programs resulting from its ability to dispense drugs through mail service and act as retail prescription drug manager, and the sophistication and quality of its systems, procedures and services.

     Distribution -- Human health products are sold primarily to drug wholesalers and retailers, hospitals, clinics, governmental agencies, managed health-care providers such as health maintenance organizations and other institutions. Customers for animal health/crop protection products include veterinarians, distributors, wholesalers, retailers, feed manufacturers, veterinary suppliers and laboratories. Marketing support is provided by professional representatives who call on physicians, hospitals, veterinarians and others throughout the world. This promotional activity is supplemented by direct mail and journal advertising. Medco markets its health-care cost containment services to plan sponsors principally through internal marketing and sales personnel.

     Raw Materials -- Raw materials and supplies are normally available in quantities adequate to meet the needs of this segment.

     Government Regulation and Investigation -- The pharmaceutical industry is subject to global regulation by country, state and local agencies. Of particular importance is the FDA in the United States, which administers requirements covering the testing, approval, safety, effectiveness, manufacturing, labeling and marketing of prescription pharmaceuticals. In many cases, the FDA requirements have increased the amount of time and money necessary to develop new products and bring them to market in the United States, although revised regulations are designed to reduce somewhat the time for approval of new products. In 1992, the Prescription Drug User Fee Act was passed, under which the FDA will collect revenues through user fees. The FDA has pledged to devote these revenues to its process for reviewing and approving applications for new drugs, antibiotics and biological products.

     In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the health-care system, either nationally or at the state level. In November 1993, President Clinton's Health Security Act was introduced into Congress with moderate Democratic sponsorship. The Clinton plan would guarantee to all Americans health insurance coverage for a Federally-determined set of benefits, which includes pharmaceuticals. The plan is highly regulatory and mandates that employers offer and fund health insurance coverage for their employees. Among other things, the plan also provides for (1) the Secretary of Health and Human Services to establish an Advisory Council on Breakthrough Drugs to make recommendations to the Secretary as to the reasonableness of new drug prices and (2) a mandatory 17 percent rebate on outpatient pharmaceuticals reimbursed by Medicare. Also pending in Congress is the Cooper/Grandy Managed Competition Act of 1993, a bipartisan health-care reform bill, which relies primarily on market-based competition and insurance reform to reduce health-care costs. The debate to reform the health-care system is expected to be protracted and intense. Although the Company is positioned to do business in a managed competition environment and respond to evolving market forces, it cannot predict the outcome or effect of legislation resulting from the reform process.

     For some years the pharmaceutical industry has been under Federal and state oversight with the new drug approval system, drug safety, advertising and promotion, drug purchasing and reimbursement programs and formularies variously under review. The Company believes that it will continue to be able to bring new drugs to market in this regulatory environment. One Federal initiative to contain costs is the prospective payment system, established under the Social Security Amendments of 1983 to hold down the growth of Medicare payments to hospitals, which provides a flat rate for reimbursement to hospitals in advance of the care for patients. The system establishes a number of patient classifications -- Diagnosis Related Groups ("DRG's"). A hospital receives the flat rate as full payment for each Medicare patient treated within a given DRG regardless of whether the hospital's actual costs are higher or lower than the flat rate. This system and other cost-cutting programs have caused hospitals and other customers of the Company to be more cost conscious in their treatment programs and to implement cost-containment measures, including cost containment for the drugs they administer.

     Additionally, Congress and the regulatory agencies have sought to reduce the cost of drugs paid for with Federal funds. In 1990, the Company initiated its Equal Access to Medicines Program ("EAMP") on its single source products, under which it generally offered its "best price" discount to state Medicaid programs that grant open access to the Company's products. The Omnibus Budget Reconciliation Act of 1990 ("OBRA") largely reflects the Company's best price approach. As a result of a national agreement, effective January 1, 1991, signed by the Company with the Secretary of Health and Human Services and administered by the Health Care Financing Administration ("HCFA") pursuant to OBRA, Medicaid received a minimum rebate of 12.5 percent off average manufacturer's price ("AMP") through September 30, 1992, received a minimum rebate of 15.7 percent off AMP through 1993, and will receive a minimum rebate of 15.4 percent off AMP through 1994, on the Company's outpatient drugs reimbursed under Medicaid. In conjunction with implementation of the Federal program under OBRA, the Company's separate EAMP agreements with individual states have been permitted to lapse or have been terminated. Effective in 1992, the terms of the Federal HCFA rebate agreement were generally substituted for the EAMP agreements.

     In January 1992, the Company announced that it would provide discounts on its single-source prescription medicines to non-profit health centers for the poor that are Federally funded under sections 329-330 of the Public Health Service Act that qualify for the Company's program and agree to assure access to the Company's drugs. The discounts were largely based on those that the Company provided Medicaid under the Federal "best price" legislation. The discounts were ultimately provided to such centers for single-source, out-patient prescription drugs (not reimbursed by Medicaid) purchased directly from the Company by the centers for their patients.

     The Federal Veterans Health Care Act of 1992 was enacted on November 4, 1992, superceding the Company's Public Health Service initiative and mandating Medicaid rebate-equivalent discounts on covered outpatient drugs purchased by certain Public Health Service entities and "disproportionate share hospitals" (hospitals meeting certain qualification criteria). The Act further mandates minimum discounts of 24 percent off non-Federal AMP to the Veterans Administration, Federal Supply Schedule and certain other Federal sector purchasers on their pharmaceutical drug purchases.

     The Company encounters similar regulatory and legislative issues in most of the foreign countries where it does business. There, too, the primary thrust of governmental inquiry and action is toward determining drug safety and effectiveness, often with mechanisms for controlling the prices of prescription drugs and the profits of prescription drug companies. The EU has adopted directives concerning the classification, labeling, advertising and wholesale distribution of medicinal products for human use. The Company's policies and procedures are already consistent with the substance of these directives; consequently, it is believed that they will not have any material effect on the Company's business.

     The Company is subject to the jurisdiction of various regulatory agencies and is, therefore, subject to potential administrative action. Such actions may include product recalls, seizures of products and other civil and criminal sanctions. Under certain circumstances, the Company may deem it advisable to initiate product recalls voluntarily. Although it is difficult to predict the ultimate effect of these activities and legislative, administrative and regulatory requirements and proposals, the Company believes that its development of new and improved products should enable it to compete effectively within this environment.

     There are extensive Federal and state regulations applicable to the practice of pharmacy and the administration of managed health-care programs. Each state in which Medco operates a pharmacy has laws and regulations governing its operation and the licensing of and standards of professional practice by its pharmacists. These regulations are issued by an administrative body in each state (typically, a pharmacy board), which is empowered to impose sanctions for non-compliance.

     Patents, Trademarks and Licenses -- Patent protection is considered, in the aggregate, to be of material importance in the Company's marketing of human and animal health products in the United States and in most major foreign markets. Patents may cover products per se, pharmaceutical formulations, processes for or intermediates useful in the manufacture of products or the uses of products. Protection for individual products extends for varying periods in accordance with the date of grant and the legal life of patents in the various countries. The protection afforded, which may also vary from country to country, depends upon the type of patent and its scope of coverage.

     Patent portfolios developed for products introduced by the Company normally provide marketing exclusivity. This is the case with products in the United States such as Timoptic, Mefoxin, Timolide (timolol maleate-hydrochlorothiazide), Ivomec, Tonocard in its oral form, Mevacor, Vasotec, Primaxin, Noroxin, Prilosec in its oral form, Vaseretic, PedvaxHIB (the Company's pediatric vaccine for prevention of Haemophilus influenzae type b infections), Pepcid, Zocor, Plendil, Chibroxin (norfloxacin) and Proscar. Prinivil is subject to a license to a third party and is not marketed exclusively by the Company.

     Product patent protection in the United States has expired for the following human and animal pharmaceutical products: Diuril (chlorothiazide), Aldomet, Aldoril (methyldopa and hydrochlorothiazide), TBZ and Thibenzole (thiabendazole), Amprol (amprolium), Blocadren (timolol maleate), Flexeril (cyclobenzaprine hydrochloride), Moduretic, Decadron (dexamethasone), Indocin, Clinoril, Dolobid, HydroDiuril (hydrochlorothiazide), Triavil (amitriptyline hydrochloride-perphenazine) and Sinemet.

     While the expiration of a product patent normally results in the loss of marketing exclusivity for the covered product, commercial benefits may continue to be derived from: (i) later-granted patents on processes and intermediates related to the most economical method of manufacture of the active ingredient of such product; (ii) patents relating to the use of such product; (iii) patents relating to special compositions and formulations; and (iv) marketing exclusivity that may be available under the PTRA. The effect of product patent expiration also depends upon many other factors such as the nature of the market and the position of the product in it, the growth of the market, the complexities and economics of the process for manufacture of the active ingredient of the product and the requirements of new drug provisions of the Federal Food, Drug and Cosmetic Act or similar laws and regulations in other countries.

     The PTRA in the United States permits restoration of up to five years of the patent term for new products to compensate for patent term lost during the regulatory review process. Additionally, under the PTRA new chemical entities approved after September 24, 1984 receive a period of five years' exclusivity from the date of NDA approval, during which time an "abbreviated NDA" or "paper NDA" may not be submitted to the FDA. Similarly, in the case of non-new chemical entities approved after September 24, 1984, the applications for which include the new data of clinical investigations conducted or sponsored by the applicant essential to approval, no abbreviated NDA or paper NDA may become effective before three years from NDA approval. However, the PTRA has also resulted in a general increase in the number and use of generic products marketed in the United States because the regulatory requirements for approval of generic versions of off-patent pioneer drugs have significantly lessened. Additionally, the PTRA has increased the incentive for abbreviated NDA applicants to challenge the validity of the United States patents claiming pioneer drugs because such a challenge could result in an earlier effective approval date for the generic version of the pioneer drug and a six-month period during which other generic versions of the pioneer drug could not be marketed.

     In Japan, a patent term restoration law, which was enacted in 1988, provides, under specific conditions, up to five years of additional patent life for pharmaceuticals. In 1992, the Council of the European Communities published a regulation which created supplementary protection certificates for medicinal products. Thus, as of January 1993, certain medicinal products sold in the EU became eligible for up to five years of market exclusivity after patent expiration. However, this market exclusivity will expire throughout the EU 15 years after the first product approval in the EU. In February 1993, Canada enacted Bill C91 which significantly modified Canadian patent law by eliminating compulsory licensing of pharmaceutical products after December 20, 1991. Thus, patented pharmaceutical products will have market exclusivity for the full 20-year patent life in Canada.

     The North American Free Trade Agreement was passed in November 1993. This agreement requires Mexico to improve its patent law to meet international standards and to provide full patent protection to pharmaceutical products. The General Agreement on Tariff and Trade negotiations were concluded in December 1993. This agreement requires developing countries to upgrade their intellectual property laws to meet minimum international standards and to provide full patent protection for pharmaceutical products not later than the end of a ten-year transition period.

     The Generic Animal Drug and Patent Term Restoration Act, enacted in November 1988, provides for the extension of term of patents claiming new animal drugs approved after enactment. This legislation also establishes a process by which generic versions of new animal drugs can be approved via an Abbreviated New Animal Drug Application procedure. The provisions of this legislation, in general, are parallel to those found in the PTRA covering human health products.

     Worldwide, all of the Company's important products are sold under trademarks that are considered in the aggregate to be of material importance. Trademark protection continues in some countries as long as used; in other countries, as long as registered. Registration is for fixed terms and can be renewed indefinitely.

     Royalties received during 1993 on patent and know-how licenses and other rights amounted to $63.2 million. The Company also paid royalties amounting to $230.7 million in 1993 under patent and know-how licenses it holds.

SPECIALTY CHEMICAL PRODUCTS SEGMENT

     The Company's specialty chemical products have a wide variety of applications such as use in health care, food processing, oil exploration, paper, textiles and personal care. This segment contributed $510.3 million, $594.9 million and $583.2 million to Company sales in 1993, 1992, and 1991, respectively. The decrease in 1993 sales in this segment is attributable to the Company's sale in June 1993 of the Calgon Water Management business for $307.5 million to English China Clays plc.

     Competition -- The markets in which this segment's business is conducted are highly competitive. An important factor in such competition is the degree of success in the search for technological innovations. The introduction of new products and processes by competitors may render the Company's products obsolete and may result in price reductions and product replacements. With its long-standing emphasis on research and development, the Company is well prepared to compete in the search for technological innovations and in the conception of expanded applications for existing products. Additional resources utilized by the Company to meet competition include quality control, flexibility to meet exact customer specifications, an efficient distribution system and a strong technical information service.

     Distribution -- Sales of products and related services are made to industrial users, health-care providers and distributors.

     Raw Materials -- Raw materials and supplies are normally available in quantities sufficient to meet the needs of this segment.

     Patents and Trademarks -- Although the Company has United States and foreign patents on apparatus, products, uses and processes relating to specialty chemical products, the patent protection afforded is not considered material in the aggregate. Worldwide, all of the Company's important products are sold under trademarks. Trademark protection continues in some countries as long as used; in other countries, as long as registered. Registration is for fixed terms and can be renewed indefinitely. Trademarks are considered in the aggregate to be of material importance.

RESEARCH AND DEVELOPMENT

     The Company's business is characterized by the introduction of new products or new uses for existing products through a strong research and development program. Approximately 6,400 people are employed in the Company's research activities. Expenditures for the Company's research and development programs were

$1,172.8 million in 1993, $1,111.6 million in 1992 and $987.8 million in 1991 and are expected to exceed $1.3 billion in 1994, an increase of 12 percent over 1993. These increases reflect the Company's ongoing commitment to research over a broad range of therapeutic areas and clinical development in support of new products. Total expenditures for the period 1980 through 1993 exceeded $8.5 billion with a compound annual growth rate of 14 percent. Costs incurred by the joint ventures in which the Company participates, totalling $311.3 million in 1993, are not included in the Company's consolidated research and development expenses.

     The Company maintains a number of long-term exploratory and fundamental research programs in biology and chemistry as well as research programs directed toward product development. Projects related to human and animal health are being carried on in various fields such as bacterial and viral infections, cardiovascular functions, cancer, diabetes, inflammation, ulcer therapy, kidney function, mental health, the nervous system, ophthalmic research, prostate therapy, the respiratory system, bone diseases, animal nutrition and production improvement, endoparasitic and ectoparasitic diseases and poultry genetics. Other programs are in the areas of food additives and wound dressings.

     In the development of human and animal health products, industry practice and government regulations in the United States and most foreign countries provide for the determination of effectiveness and safety of new chemical compounds through animal tests and controlled clinical evaluation. Before a new drug may be marketed in the United States, recorded data on the experience so gained are included in the NDA, biological Product License Application or the New Animal Drug Application to the FDA for the approval required. The development of certain other products, such as insecticides and food additives, is also subject to government regulations covering safety and efficacy in the United States and many foreign countries. There can be no assurance that a compound that is the result of any particular program will obtain the regulatory approvals necessary for it to be marketed.

     A potential new product for the Human and Animal Health segment resulting from this research and development program for which a Product License Application was submitted to the FDA in 1992 is Varivax (live attenuated chickenpox vaccine), a vaccine for the prevention of chickenpox. In January 1994, the FDA's External Advisory Committee on Biologics favorably reviewed Varivax. In 1993, the Company submitted NDAs for an over-the-counter form of the Company's ulcer medication Pepcid, to be marketed by the Johnson & Johnson - Merck Consumer Pharmaceuticals Co., and for Trusopt (dorzolamide hydrochloride), a treatment to reduce intraocular pressure associated with glaucoma, Cozaar and Hyzaar.

EMPLOYEES

     At the end of 1993, the Company had 47,100 employees worldwide, with 30,200 employed in the United States, including Puerto Rico. Approximately 26 percent of the Company's worldwide employees are represented by various collective bargaining groups. In 1993, the Company offered a voluntary retirement program in areas of the Company where it was determined that a reduction in workforce was appropriate.

ENVIRONMENTAL MATTERS

     The Company believes that it is in compliance in all material respects with applicable environmental laws and regulations. The Company has maintained a leadership role in supporting environmental initiatives and fostering pollution prevention by actions including the elimination of, or application of best available technology to, air emissions of carcinogens or suspect carcinogens by the Company, which was accomplished in 1993. Projects are currently underway to reduce all environmental releases of toxic chemicals by 90 percent by the end of 1995. In 1993, the Company incurred capital expenditures of approximately $122.4 million for environmental control facilities. Capital expenditures for this purpose are forecasted to exceed $400.0 million for the years 1994 through 1998. In addition, the Company's operating and maintenance expenditures for pollution control were approximately $40.0 million in 1993. Expenditures for this purpose for the years 1994 through 1998 are forecasted to exceed $200.0 million. The Company is also remediating environmental contamination resulting from past industrial activity at certain of its sites. Remediation expenditures were $26.3 million in 1993 and are estimated at $170.0 million for the years 1994 through 1998. The Company has been accruing for these costs. Management does not believe that these expenditures should ultimately result in a material adverse effect on the Company's financial position, results of operations, liquidity or capital resources.

GEOGRAPHIC AREA INFORMATION

     The Company's operations outside the United States are conducted primarily through subsidiaries. Sales by subsidiaries outside the United States were 44 percent of sales in 1993 and 46 percent of sales in 1992 and 1991.

     The Company's worldwide business is subject to risks of currency fluctuations, governmental actions and other governmental proceedings abroad. The Company does not regard these risks as a deterrent to further expansion of its operations abroad. However, the Company closely reviews its methods of operations, particularly in less developed countries, and adopts strategies responsive to changing economic and political conditions.

     The ongoing integration of the European market is impacting businesses operating within the EU, particularly on businesses such as the Company's that maintain research facilities, manufacturing plants and marketing and sales organizations in several different countries in the EU. The Company is in the process of rationalizing its operations within the EU so as to continue to meet the needs of its customers in the most efficient manner possible. The Company believes it will continue to be well positioned to compete successfully in this market, although it is not now possible to predict the extent to which the Company might be affected in the future by this development.

     Financial information about geographic areas of the Company's business is incorporated by reference to page 50 of the Company's 1993 Annual Report to stockholders.

ITEM 2. PROPERTIES.

     The Company's corporate headquarters is located in Whitehouse Station, New Jersey. The human and animal health business is conducted through divisional or subsidiary headquarters located in Montvale, New Jersey; Rahway, New Jersey; Walpole, New Hampshire; West Point, Pennsylvania; and Woodbridge, New Jersey. Divisional or subsidiary headquarters in San Diego, California and St. Louis, Missouri are used in the Specialty Chemical Products segment. Principal research facilities for human and animal health products are located in Rahway and West Point and for specialty chemical products in San Diego and St. Louis. The Company also has production facilities for human and animal health products at 12 locations in the United States and for specialty chemical products at 4 locations in the United States. Branch warehouses are conveniently located to serve markets throughout the country. Medco operates its primary businesses through owned or leased facilities in various locations throughout the United States. Outside the United States, through subsidiaries, the Company owns or has an interest in manufacturing plants or other properties in most major countries of the free world.

     Capital expenditures for 1993 were $1,012.7 million compared with $1,066.6 million for 1992. In the United States, these amounted to $759.7 million for 1993 and $784.0 million for 1992. Abroad, such expenditures amounted to $253.0 million for 1993 and $282.6 million for 1992.

     The Company and its subsidiaries own their principal facilities and the manufacturing plants under titles which they consider to be satisfactory. The Company considers that its properties are in good operating condition and that its machinery and equipment have been well maintained. Plants for the manufacture of products for both segments are suitable for their intended purposes and have capacities adequate for current and projected needs for existing Company products. Some capacity of the human and animal health products plants is being converted, with any needed modification, to the requirements of newly introduced and future products.

ITEM 3. LEGAL PROCEEDINGS.

     The Company, including Medco, is party to in excess of 20 antitrust suits (some of which purport to be class actions) instituted by retail pharmacies, alleging conspiracies in restraint of trade and challenging the pricing and purchasing practices of the Company and Medco, respectively. A significant number of other pharmaceutical companies have also been sued in the same or similar litigation. The Company, including

Medco, was also sued prior to the Company's merger with Medco by a retail pharmacy, which sought and continues to seek an injunction of the merger (the "merger case"). Most of these actions, except for the merger case and several actions pending in California state court, have been consolidated for pretrial purposes in the United States District Court for the Northern District of Illinois ("Illinois Federal Court"). A number of similar antitrust complaints were filed subsequent to the consolidation, and the Company will request consolidation and transfer of these actions to Illinois Federal Court. While it is not feasible to predict the outcome of these proceedings, in the opinion of the Company, such proceedings should not ultimately result in any liability which would have a material adverse effect on the Company.

     The Company is a party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund. These proceedings seek to require the operators of hazardous waste disposal facilities, transporters of waste to the sites and generators of hazardous waste disposed of at the sites to clean up the sites or to reimburse the Government for cleanup costs. The Company has been made a party to these proceedings as an alleged generator of waste disposed of at the sites. In each case, the Government alleges that the defendants are jointly and severally liable for the cleanup costs. Although joint and several liability is alleged, these proceedings are frequently resolved so that the allocation of cleanup costs among the parties more nearly reflects the relative contributions of the parties to the site situation. The Company's potential liability varies greatly from site to site. For some sites the potential liability is de minimis and for others the costs of cleanup have not yet been determined. While it is not feasible to predict the outcome of many of these proceedings brought by state agencies or private litigants, in the opinion of the Company, such proceedings should not ultimately result in any liability which would have a material adverse effect on the Company. The Company has accrued for these costs and such accruals do not include any reduction for anticipated recoveries of cleanup costs from former site owners or operators or other recalcitrant potentially responsible parties.

     In March 1991, the Company reached agreement with the New Jersey Department of Environmental Protection ("DEP") to settle a proceeding, commenced in September 1989, regarding alleged violations by the Company of discharge limitations in two permits for its Rahway, New Jersey site. The agreement provided for the Company to pay a fine of $575,188 for alleged past violations and enter into a consent order under which it will undertake specific operational and equipment improvements to its Rahway facility's discharges of waste water and storm water. The consent order also provided for payment to DEP of stipulated penalties for discharge permit violations occurring after June 1990 until the improvements to the site's discharge system are complete, scheduled in the consent order to be no later than November 1, 1994. The Company has paid approximately $420,000 in additional stipulated penalties for discharge violations occurring after June 30, 1990.

     A consent decree was entered into in July 1993 between Kelco Division and the State of California in settlement of allegations by the State that Kelco's San Diego facility had violated its wastewater discharge permit pH limits. The consent decree provides that Kelco will pay penalties of $200,000 for alleged past violations and that the San Diego facility will continuously monitor its wastewater discharges to the sewerage authority and will demonstrate continuous compliance with its permit pH limits for a period of one year. The consent decree also provides that the definition of "continuous compliance" will not include exceedences whose monthly total does not exceed 1 percent of the operating time of the system. The facility has already undertaken improvements to its wastewater discharge system that will improve the quality and control of the discharges.

     There are various other legal proceedings, principally product liability and intellectual property suits, which are pending against the Company. While it is not feasible to predict the outcome of these proceedings, in the opinion of the Company, all such proceedings are either adequately covered by insurance or, if not so covered, should not ultimately result in any liability which would have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.
                             ---------------------

EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF MARCH 1, 1994)

P. ROY VAGELOS -- Age 64

     July, 1993 -- Chairman of the Board, President and Chief Executive Officer

     January, 1993 -- Chairman of the Board and Chief Executive Officer

     April, 1986 -- Chairman of the Board, President and Chief Executive Officer

DAVID W. ANSTICE -- Age 45

     January, 1994 -- President, Human Health-Europe

     January, 1993 -- Senior Vice President, Merck Human Health Division
      (MHHD)-Europe

     April, 1991 -- Senior Vice President, MHHD and President, U.S. Human Health

     July, 1989 -- Vice President, Marketing, Merck Sharp & Dohme Division

     August, 1988 -- Vice President, International Human Health Marketing, Merck
      Sharp & Dohme International Division

MICHAEL G. ATIEH -- Age 40

     January, 1994 -- Vice President, Public Affairs

     April, 1990 -- Treasurer

     August, 1988 -- Vice President, Government Relations

CELIA A. COLBERT -- Age 37

     November, 1993 -- Secretary and Assistant General Counsel

     September, 1993 -- Secretary

     February, 1993 -- Secretary, New Products Committee

     October, 1992 -- Counsel, Corporate Staff

     May, 1991 -- Associate Counsel, Corporate Staff

     November, 1988 -- Senior Attorney, Corporate Staff

STEVEN M. DARIEN -- Age 51

     April, 1990 -- Vice President, Human Resources

     May, 1989 -- Vice President, Worldwide Personnel

     February, 1985 -- Vice President, Employee Relations

CAROLINE DORSA -- Age 34

     January, 1994 -- Treasurer

     July, 1993 -- Executive Director, Customer Marketing, U. S. Human Health
      (USHH)

     June, 1992 -- Executive Director, Pricing and Strategic Planning, USHH

     April, 1990 -- Executive Director, Financial Evaluation and Analysis

     June, 1989 -- Director, Pension and Benefits Investment

     January, 1989 -- Manager, Pension and Benefits Investment

JERRY T. JACKSON -- Age 52

     January, 1994 -- Executive Vice President -- responsible for marketing and sales operations outside of the United States and Canada and the activities of Merck AgVet and Merck Vaccine Divisions and the Astra/Merck Group

     January, 1993 -- Executive Vice President and President, Merck Human Health
      Division -- responsible for worldwide human health business

     April, 1991 -- Senior Vice President -- responsible for activities of Merck
      AgVet and Merck Vaccine Divisions, Merck Specialty Chemicals and Merck Consumer Healthcare Groups and liaison with AB Astra and The Du Pont Merck Pharmaceutical Company

     August, 1988 -- President, Merck Sharp & Dohme International Division

BERNARD J. KELLEY -- Age 52

     December, 1993 -- President, Merck Manufacturing Division (MMD)

     August, 1993 -- Senior Vice President, Operations, MMD

     September, 1991 -- Senior Vice President, Administration, Planning and
      Quality, MMD

     September, 1989 -- Vice President, Business Affairs, Merck AgVet Division

     July, 1986 -- President, Hubbard Farms, Inc.

RICHARD J. LANE -- Age 42

     January, 1994 -- President, Human Health-North America

     January, 1993 -- Senior Vice President, Merck Human Health Division (MHHD) and President, U.S. Human Health

     April, 1991 -- Senior Vice President, MHHD-Europe

     October, 1990 -- Vice President, Merck Sharp & Dohme (Europe) Inc. and
      Managing Director, Merck Sharp & Dohme Limited

     January, 1990 -- Executive Director, Marketing, Merck Sharp & Dohme Limited

     January, 1987 -- Executive Director, Marketing Planning, Merck Sharp &
      Dohme Division

JUDY C. LEWENT -- Age 45

     December, 1993 -- Senior Vice President and Chief Financial Officer -- responsible for financial and public affairs functions and philanthropic activities

     June, 1993 -- Senior Vice President, Chief Financial Officer and Controller

     January, 1993 -- Senior Vice President and Chief Financial Officer

     April, 1990 -- Vice President, Finance and Chief Financial Officer

     October, 1987 -- Vice President and Treasurer

HENRI LIPMANOWICZ -- Age 55

     January, 1994 -- President, Human Health-Mid-Intercontinental Region
      (MIR)/Japan

     June, 1991 -- Senior Vice President, MIR, Merck Human Health Division

     April, 1989 -- Vice President, Mid-Europe, Merck Sharp & Dohme
      International Division (MSDI)

     October, 1981 -- Vice President, Economic and Strategic Planning, MSDI

PER G. H. LOFBERG -- Age 46

     January, 1994 -- President, Merck-Medco U.S. Managed Care Division

     April, 1991 -- Senior Executive Vice President, Strategic Planning and
      Marketing, Medco Containment Services, Inc. (Medco)

     Prior to April, 1991, Mr. Lofberg was an executive officer of Medco for more than five years.

MARY M. MCDONALD -- Age 49

     January, 1993 -- Senior Vice President and General Counsel

     April, 1991 -- Vice President and General Counsel

     May, 1990 -- Assistant General Counsel and Counsel, Merck Sharp & Dohme
      International Division

     November, 1986 -- Assistant General Counsel, Corporate Staff

PETER E. NUGENT -- Age 51

     September, 1993 -- Vice President, Controller

     July, 1989 -- Vice President, Corporate Taxes

     December, 1987 -- Director -- Senior Tax Counsel

EDWARD M. SCOLNICK -- Age 53

     December, 1993 -- Executive Vice President, Science and Technology and
      President, Merck Research Laboratories (MRL) -- responsible for worldwide research function and activities of Merck Manufacturing Division and computer resources

     January, 1993 -- Executive Vice President and President, MRL -- responsible for worldwide research function and activities of Merck AgVet Division and computer resources

     April, 1991 -- Senior Vice President and President, MRL -- responsible for worldwide research function and activities of Merck Frosst Canada, Inc.

     May, 1985 -- President, Merck Sharp & Dohme Research Laboratories Division

FRANCIS H. SPIEGEL, JR. -- Age 58

     December, 1993 -- Executive Vice President -- responsible for human resources, internal auditing and corporate planning, development and licensing functions, activities of the Merck Consumer Healthcare Group, Kelco Division and liaison with The Du Pont Merck Pharmaceutical Company

     January, 1993 -- Executive Vice President -- responsible for human resources, internal auditing and corporate planning, development and licensing functions, activities of the Merck Consumer Healthcare Group and liaison with The Du Pont Merck Pharmaceutical Company

     April, 1991 -- Senior Vice President -- responsible for financial, human resources, internal auditing and corporate planning, development and licensing functions

     October, 1987 -- Senior Vice President -- responsible for financial, internal auditing and corporate planning, development and licensing functions

PAUL C. SUTHERN -- Age 42

     November, 1992 -- President and Chief Operating Officer, Medco Containment
      Services, Inc. (Medco)

     December, 1991 -- Assistant to the Chairman, Medco

     Prior to December 1991, Mr. Suthern was Vice President -- Operations of
      Medco for more than five years

MARTIN J. WYGOD -- Age 54

     January, 1993 -- Chairman of the Board, Medco Containment Services, Inc.
      (Medco)

     Mr. Wygod has been Chairman of the Board of Medco for more than five years.
      Mr. Wygod also has been Chief Executive Officer of Medco for more than five years, other than January 1993 through October 1993.

     All officers listed above serve at the pleasure of the Board of Directors. None of these officers was selected pursuant to any arrangement or understanding between the officer and the Board. There are no family relationships among the officers listed above except that Martin J. Wygod and Paul C. Suthern are brothers-in-law.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The information required for this item is incorporated by reference to pages 39 and 52 of the Company's 1993 Annual Report to stockholders.

ITEM 6.  SELECTED FINANCIAL DATA.

     The information required for this item is incorporated by reference to the data for the last five fiscal years of the Company included under Results for Year and Year-End Position in the Selected Financial Data included on page 52 of the Company's 1993 Annual Report to stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required for this item is incorporated by reference to pages 32 through 39 of the Company's 1993 Annual Report to stockholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    (A) FINANCIAL STATEMENTS

     The consolidated balance sheet of Merck & Co., Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1993 and the report dated January 25, 1994 of Arthur Andersen & Co., independent public accountants, are incorporated by reference to pages 40 through 50 and page 51 of the Company's 1993 Annual Report to stockholders.

    (B) SUPPLEMENTARY DATA

     Selected quarterly financial data for 1993 and 1992 are incorporated by reference to page 39 of the Company's 1993 Annual Report to stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The required information on directors and nominees is incorporated by reference to pages 2 (beginning with the caption "Election of Directors")-5 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 1994. Information on executive officers is set forth in Part I of this document on pages 11-14.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required for this item is incorporated by reference to pages 7 and 13-18 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 1994.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required for this item is incorporated by reference to pages 8-9 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 1994.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required for this item is incorporated by reference to page 7 (under the caption "Relationships with Outside Firms") of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 1994.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (A) DOCUMENTS FILED AS PART OF THIS FORM 10-K

          (i) Financial Statements:

                      Consolidated statement of income for the years ended December 31, 1993, 1992 and 1991

                      Consolidated statement of retained earnings for the years ended December 31, 1993, 1992 and 1991

                      Consolidated balance sheet, December 31, 1993 and 1992

                      Consolidated statement of cash flows for the years ended December 31, 1993, 1992 and 1991

                      Notes to financial statements

                      Report of independent public accountants

     This information is incorporated by reference to the Company's 1993 Annual Report to stockholders, as noted on page 15 of this document.

          (ii) Financial Statement Schedules:

               Report of independent public accountants on schedules

                II -- Amounts receivable from related parties and underwriters, promoters and employees other than related parties for the years ended December 31, 1993, 1992 and 1991

                V -- Property, plant and equipment for the years ended December
                     31, 1993, 1992 and 1991

               VI -- Accumulated depreciation of property, plant and equipment for the years ended December 31, 1993, 1992 and 1991

               IX -- Short-term borrowings for the years ended December 31,
                     1993, 1992 and 1991

     The registrant is primarily an operating company and all of the subsidiaries included in the consolidated financial statements filed are wholly owned except for minority interests in six consolidated subsidiaries.

     Schedules other than those listed above are omitted because they are either not required, not applicable or the information is included in the consolidated financial statements or notes thereto.

    (B) EXHIBITS

         EXHIBIT
         NUMBER                 DESCRIPTION                   METHOD OF FILING
          2    -- Agreement and Plan of Merger By and         Incorporated by reference to
                    Among Merck & Co., Inc., M Acquisition      Registration Statement on Form
                    Corp. and Medco Containment Services,       S-4 (No. 33-50667)
                    Inc., as amended
          3(a) -- Restated Certificate of Incorporation of    *
                    Merck & Co., Inc. (May 6, 1992)
          3(b) -- By-Laws of Merck & Co., Inc. (as amended    Incorporated by reference to Form
                    November 22, 1988)                          10-K Annual Report for the
                                                                fiscal year ended December 31,
                                                                1988
         10(a) -- Executive Incentive Plan (as amended        *
                    effective May 6, 1992)
         10(b) -- 1981 Incentive Stock Option Plan            *
                    (as amended effective May 6, 1992)
         10(c) -- 1981 Nonqualified Stock Option Plan (as     *
                    amended effective May 6, 1992)
         10(d) -- 1987 Incentive Stock Plan (as amended       *
                    effective May 6, 1992)
         10(e) -- 1991 Incentive Stock Plan (as adopted on    Incorporated by reference to Form
                    April 23, 1991)                             10-K Annual Report for the
                                                                fiscal year ended December 31,
                                                                1991
         10(f) -- Non-Employee Directors Stock Option Plan    *
                    (as adopted on April 28, 1992 and
                    restated May 6, 1992)
         10(g) -- Supplemental Retirement Plan (as amended    Incorporated by reference to Form
                    effective December 1, 1991)                 10-K Annual Report for the
                                                                fiscal year ended December 31,
                                                                1991
         10(h) -- Retirement Plan for the Directors of        *
                    Merck & Co., Inc. (as adopted on
                    September 22, 1987, effective April
                    29, 1987)
         10(i) -- Plan for Deferred Payment of Directors'     Filed with this document
                    Compensation (as amended effective
                    April 27, 1993)
         10(j) -- Medco 1991 Class B Stock Option Plan, as    **
                    amended
         10(k) -- Medco Class A 1983 Non-Qualified Stock      **
                    Option Plan
         10(l) -- Form of Stock Option Agreement each         **
                    dated October 14, 1992 between Medco
                    and Per G.H. Lofberg and Paul C.
                    Suthern (together with a list showing
                    the number of options held by each)
          10(m)-- Stock Option Agreement made as of           **
                    October 14, 1992 between Medco and
                    Martin J. Wygod
         10(n) -- Second Amended and Restated Employment      ***
                    Agreement between Martin J. Wygod and
                    Medco dated December 8, 1992
         10(o) -- Employment Agreement between Per G.H.       ***
                    Lofberg and Medco dated April 1, 1993

         EXHIBIT
         NUMBER                 DESCRIPTION                   METHOD OF FILING
         10(p) -- Employment Agreement between Paul C.        ***
                    Suthern and Medco dated January 1,
                    1993
         10(q) -- Letter Agreement between Medco and          ***
                    Martin J. Wygod dated July 27, 1993
         10(r) -- Letter Agreement between Medco and Per      ***
                    G.H. Lofberg dated July 27, 1993
         10(s) -- Letter Agreement between Medco and Paul C.  ***
                    Suthern dated July 27, 1993
         11    -- Computation of Earnings per common share    Filed with this document
         12    -- Computation of Ratios of Earnings to        Filed with this document
                    Fixed Charges
         13    -- 1993 Annual Report to stockholders (only    Filed with this document
                    those portions incorporated by
                    reference in this document are deemed
                    "filed")
         21    -- List of subsidiaries                        Filed with this document
         24    -- Power of Attorney and Certified             Filed with this document
                    Resolution of Board of Directors

- ---------------
  * Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1992.

 ** Incorporated by reference to Post Effective Amendment No. 1 to Registration
    Statement on Form S-8 to Form S-4 Registration Statement (No. 33-50667).

*** Incorporated by reference to Form 10-K Annual Report of Medco Containment
    Services, Inc. for the fiscal year ended June 30, 1993.

     None of the instruments defining the rights of holders of long-term debt of the Company and its subsidiaries (Exhibit Number 4) are being filed since the total amount of securities authorized under any of such instruments taken individually does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of such instruments to the Commission upon request.

     Copies of the exhibits may be obtained by stockholders upon written request directed to the Stockholder Services Department, Merck & Co., Inc., P.O. Box 100--WS 3AB-40, Whitehouse Station, New Jersey 08889-0100 accompanied by check in the amount of $5.00 payable to Merck & Co., Inc. to cover processing and mailing costs.

     (C) REPORTS ON FORM 8-K

     During the three-month period ending December 31, 1993, one report was filed on Form 8-K, under Item 2 - Acquisition or Disposition of Assets, relative to the acquisition of Medco Containment Services, Inc. This report was dated November 18, 1993 and filed December 3, 1993, and amended February 1, 1994.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To Merck & Co., Inc.:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Merck & Co., Inc.'s 1993 Annual Report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 25, 1994. Our audits were made for the purpose of forming an opinion on those basic financial statements taken as a whole. The schedules listed in Item 14 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN & CO.

New York, New York
January 25, 1994

                                                                     SCHEDULE II

                       MERCK & CO., INC. AND SUBSIDIARIES

             SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES
      AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES

                                ($ IN MILLIONS)

                                                                                                                    BALANCE AT
                                                                                          DEDUCTIONS                   END
                                                BALANCE AT                       -----------------------------     OF PERIOD(2)
                                               BEGINNING OF                        AMOUNTS          AMOUNTS        ------------
              NAME OF DEBTOR                      PERIOD        ADDITIONS(1)      COLLECTED       WRITTEN-OFF        CURRENT
              ---------------                  ------------     ------------     ------------     ------------     ------------
Year Ended
December 31, 1993:
    J. Valesio (a).........................          --             $ .5               --               --               --
    R. Vanderveer (b)......................          --               .5               --               --               --
    R. Frankel (c).........................          --               .4               --               --               --
    C. Tisone (d)..........................          --               .2               --               --               --
    M. Horst (e)...........................          --               .2               --               --               --
    R. Jones (f)...........................          --               .2               --               --             $ .2
    R. Pepper (g)..........................          --               .2               --               --               .2
    R. Holland (h).........................          --               .2               --               --               --
    D. Kline (i)...........................          --               .1             $ .1               --               --
    W. Vellon (j)..........................          --               .1               --               --               --

                                                     --              ---               --               --               --
                                                     --             $2.6             $ .1               --             $ .4
                                                     --               --               --               --               --
                                                     --               --               --               --               --


Year Ended
December 31, 1992:
    A. Butler (k)..........................        $ .1               --             $ .1               --               --
                                                     --               --               --               --               --
                                                     --               --               --               --               --


Year Ended
December 31, 1991:
    J. Mukamal (l).........................        $ .2               --             $ .2               --               --
    A. Butler (k)..........................          --             $ .1               --               --             $ .1
                                                     --               --               --               --               --

                                                   $ .2             $ .1             $ .2               --             $ .1
                                                     --               --               --               --               --
                                                     --               --               --               --               --




              NAME OF DEBTOR                  NONCURRENT
              ---------------                 ----------
Year Ended
December 31, 1993:
    J. Valesio (a).........................      $ .5
    R. Vanderveer (b)......................        .5
    R. Frankel (c).........................        .4
    C. Tisone (d)..........................        .2
    M. Horst (e)...........................        .2
    R. Jones (f)...........................        --
    R. Pepper (g)..........................        --
    R. Holland (h).........................        .2
    D. Kline (i)...........................        --
    W. Vellon (j)..........................        .1

                                                  ---
                                                 $2.1
                                                  ---
                                                  ---
Year Ended
December 31, 1992:
    A. Butler (k)..........................        --
                                                  ---
                                                  ---
Year Ended
December 31, 1991:
    J. Mukamal (l).........................        --
    A. Butler (k)..........................        --
                                                  ---
                                                   --
                                                  ---
                                                  ---

- ---------------
(1) 1993 additions are a result of the Medco acquisition on November 18, 1993.

(2) Does not include applicable accrued interest.

(a) Represents a loan to an officer collateralized by his principal residence with interest at 6%, payable no later than July 13, 1997.

(b) Represents a loan to an officer collateralized by stock options with interest at 6%. Payable with the proceeds on the date or dates on which the officer sells all or part of Medical Marketing Group common stock or the exercise of Medical Marketing Group stock options.

(c) Represents a loan to an officer which is collateralized by his principal residence with interest at 10%, payable no later than May 4, 2005.

(d) Represents loans to an officer collateralized by shares of the Company's common stock, payable on April 30, 1996.

(e) Represents a loan to an officer collateralized by his principal residence with interest at 6.5%, payable no later than September 4, 1997.

(f) Represents a loan to an officer which is collateralized by stock options with interest at 6% and payable on demand.

(g) Represents a loan to an officer collateralized by stock options with interest at 6% and payable on demand.

(h) Represents a loan to an officer collateralized by stock options with interest at 6%, payable no later than May 11, 1998.

(i) Represents a loan to an officer collateralized by stock options with interest at 6%, repaid on December 27, 1993.

(j) Represents a loan to an employee which is collateralized by his principal residence with interest at 7% and payable over 30 years ending December 1, 2022.

(k) Represents a loan to purchase stock which was payable in February 1992 with interest at 8%. The loan was fully repaid in February 1992.

(l) Represents a loan to purchase stock which was payable in March 1991 with interest at 10%. The loan was fully repaid in January 1991.

                                                                      SCHEDULE V

                       MERCK & CO., INC. AND SUBSIDIARIES

                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT

                                ($ IN MILLIONS)

                                                                               RETIRE-
                                             BALANCE AT       ADDITIONS         MENTS          OTHER         BALANCE
                                              BEGINNING        AT COST        OR SALES        CHANGES        AT END
              CLASSIFICATION                  OF PERIOD          (a)             (b)            (c)         OF PERIOD
              --------------                 ----------       ---------       --------        --------      ---------
Year ended December 31, 1993:
    Land..................................    $  210.3        $    7.3         $   7.9        $   2.8       $  212.5
    Buildings.............................     2,122.1           363.2           124.3           25.1        2,386.1
    Machinery, Equipment and Office
      Furnishings.........................     3,435.0           581.7           338.8           91.1        3,769.0
    Construction in Progress..............       763.5            60.5            24.0            5.2          805.2
                                            -------------   -------------       ------      -----------   -------------
            Total.........................    $6,530.9        $1,012.7         $ 495.0        $ 124.2       $7,172.8
                                            -------------   -------------       ------      -----------   -------------
                                            -------------   -------------       ------      -----------   -------------
Year ended December 31, 1992:
    Land..................................    $  195.7        $   12.1         $    --        $   2.5       $  210.3
    Buildings.............................     1,483.3           647.7            11.0            2.1        2,122.1
    Machinery, Equipment and Office
      Furnishings.........................     3,002.2           569.1           141.7            5.4        3,435.0
    Construction in Progress..............       925.6          (162.3)             --             .2          763.5
                                            -------------   -------------       ------      -----------   -------------
            Total.........................    $5,606.8        $1,066.6         $ 152.7        $  10.2       $6,530.9
                                            -------------   -------------       ------      -----------   -------------
                                            -------------   -------------       ------      -----------   -------------
Year ended December 31, 1991:
    Land..................................    $  169.5        $   29.2         $   3.0             --       $  195.7
    Buildings.............................     1,258.4           229.0             4.1             --        1,483.3
    Machinery, Equipment and Office
      Furnishings.........................     2,660.6           393.6            52.0             --        3,002.2
    Construction in Progress..............       542.0           389.7             6.1             --          925.6
                                            -------------   -------------       ------      -----------   -------------
            Total.........................    $4,630.5        $1,041.5         $  65.2             --       $5,606.8
                                            -------------   -------------       ------      -----------   -------------
                                            -------------   -------------       ------      -----------   -------------

- ---------------
     (a) Additions, at cost, to construction in progress are net of transfers to other plant and equipment classifications for those construction projects completed during the year.

     (b) 1993 and 1992 include sales of assets related to divestitures and 1993 includes dispositions associated with restructurings.

     (c) Represents balances at date of acquisition for assets acquired and accounted for as a purchase transaction.

                                                                     SCHEDULE VI

                       MERCK & CO., INC. AND SUBSIDIARIES

    SCHEDULE VI -- ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT

                                ($ IN MILLIONS)

                                                                             ADDITIONS
                                                             BALANCE AT     CHARGED TO                      BALANCE
                                                             BEGINNING       COSTS AND     RETIREMENTS       AT END
        CLASSIFICATION                                       OF PERIOD       EXPENSES      OR SALES(a)     OF PERIOD
        --------------                                      ------------    -----------    -----------    ------------
Year ended December 31, 1993:
    Buildings..............................................   $  556.7        $  84.8        $ 104.8        $  536.7
    Machinery, Equipment and Office Furnishings............    1,703.1          263.6          225.2         1,741.5
                                                            ------------    -----------    -----------    ------------
            Total..........................................   $2,259.8        $ 348.4        $ 330.0        $2,278.2
                                                            ------------    -----------    -----------    ------------
                                                            ------------    -----------    -----------    ------------
Year ended December 31, 1992:
    Buildings..............................................   $  501.7        $  71.4        $  16.4        $  556.7
    Machinery, Equipment and Office Furnishings............    1,600.6          218.9          116.4         1,703.1
                                                            ------------    -----------    -----------    ------------
            Total..........................................   $2,102.3        $ 290.3        $ 132.8        $2,259.8
                                                            ------------    -----------    -----------    ------------
                                                            ------------    -----------    -----------    ------------
Year ended December 31, 1991:
    Buildings..............................................   $  447.7        $  55.6        $   1.6        $  501.7
    Machinery, Equipment and Office Furnishings............    1,461.1          187.1           47.6         1,600.6
                                                            ------------    -----------    -----------    ------------
            Total..........................................   $1,908.8        $ 242.7        $  49.2        $2,102.3
                                                            ------------    -----------    -----------    ------------
                                                            ------------    -----------    -----------    ------------

- ---------------

   (a) 1993 and 1992 include sales of assets related to divestitures and 1993 includes dispositions associated with restructurings.

NOTE: Depreciation is provided over the estimated lives of the assets, principally using the straight-line method. The estimated useful lives are 10 to 50 years for Buildings, and 3 to 20 years for Machinery, Equipment and Office Furnishings.

                                                                     SCHEDULE IX

                       MERCK & CO., INC. AND SUBSIDIARIES

                      SCHEDULE IX -- SHORT-TERM BORROWINGS

                                ($ IN MILLIONS)

                                                           WEIGHTED
                                                           AVERAGE       MAXIMUM       AVERAGE       WEIGHTED
                                                           INTEREST     MONTH-END     MONTH-END       AVERAGE
                                               BALANCE       RATE        BALANCE       BALANCE       INTEREST
                                                  AT          AT       OUTSTANDING    OUTSTANDING      RATE
                                                END OF      END OF       DURING         DURING        DURING
               CLASSIFICATION                   PERIOD      PERIOD      THE YEAR       THE YEAR     THE YEAR(a)
- --------------------------------------------   --------    --------    -----------    ----------    -----------
Year ended December 31, 1993:
    Commercial Paper and Medium-Term
      Notes.................................   $1,596.8       3.0%      $ 2,137.2      $  998.7         3.2%
    Bank Borrowings in foreign
      currencies(b).........................       73.4      10.3%      $   118.4          85.2         9.3%
    Other(c)................................       34.1       4.9%      $    36.6          34.2         4.3%
                                               --------                               ----------
                                               $1,704.3       3.4%                     $1,118.1         3.7%
                                               --------                               ----------
                                               --------                               ----------
Year ended December 31, 1992:
    Commercial Paper and Medium-Term
      Notes.................................   $  609.3       3.4%      $   810.2      $  394.8         3.5%
    Bank Borrowings in foreign
      currencies(b).........................       76.3      10.8%      $   159.9         105.1        10.7%
    Other(c)................................       42.4       4.4%      $    42.4          30.4         4.7%
                                               --------                               ----------
                                               $  728.0       4.2%                     $  530.3         5.0%
                                               --------                               ----------
                                               --------                               ----------
Year ended December 31, 1991:
    Notes with Bank Trust Departments and
      Commercial Paper......................   $   65.0       4.9%      $   883.6      $  428.2         6.2%
    Bank Borrowings in foreign
      currencies(b).........................      123.8       8.3%      $   123.8          62.5         9.7%
    Other(b)(c).............................       29.2       5.2%      $    29.5          28.7         6.9%
                                               --------                               ----------
                                               $  218.0       6.9%                     $  519.4         6.7%
                                               --------                               ----------
                                               --------                               ----------

- ---------------
     (a) The weighted average interest rates were calculated on the basis of month-end borrowings.

     (b) Amounts exclude the current portion of long-term debt.

     (c) Principally short-term tax-exempt borrowings and U.S. dollar denominated borrowings.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.
                                          MERCK & CO., INC.
Dated:  March 22, 1994
                                              By  P. ROY VAGELOS
                                                (CHAIRMAN OF THE BOARD,
                                                  PRESIDENT AND CHIEF
                                                   EXECUTIVE OFFICER)

                                                    By  /s/ CELIA A. COLBERT
                                                            CELIA A. COLBERT
                                                           (ATTORNEY-IN-FACT)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                SIGNATURES                               TITLE                        DATE
              P. ROY VAGELOS                Chairman of the Board,
                                              President and Chief Executive
                                              Officer; Principal Executive
                                              Officer; Director
              JUDY C. LEWENT                Senior Vice President and Chief
                                              Financial Officer; Principal
                                              Financial Officer
             PETER E. NUGENT                Vice President, Controller;
                                              Principal Accounting Officer


         H. BREWSTER ATWATER, JR.                                                March 22, 1994
               DEREK BIRKIN
           LAWRENCE A. BOSSIDY
             WILLIAM G. BOWEN
            CAROLYNE K. DAVIS
              LLOYD C. ELAM                 Directors
          CHARLES E. EXLEY, JR.
            WILLIAM N. KELLEY
             RUBEN F. METTLER
             RICHARD S. ROSS
           DENNIS WEATHERSTONE
             MARTIN J. WYGOD

     CELIA A. COLBERT, BY SIGNING HER NAME HERETO, DOES HEREBY SIGN THIS DOCUMENT PURSUANT TO POWERS OF ATTORNEY DULY EXECUTED BY THE PERSONS NAMED, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION AS AN EXHIBIT TO THIS DOCUMENT, ON BEHALF OF SUCH PERSONS, ALL IN THE CAPACITIES AND ON THE DATE STATED, SUCH PERSONS INCLUDING A MAJORITY OF THE DIRECTORS OF THE COMPANY.

                                                 By /s/ CELIA A. COLBERT
                                                        CELIA A. COLBERT
                                                       (ATTORNEY-IN-FACT)

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

     As independent public accountants, we hereby consent to the incorporation of our reports included in or incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 (Nos. 33-21087, 33-21088, 33-36101, 33-40177 and 33-51235), on Form S-4 (No. 33-50667)
and on Form S-3 (Nos. 33-39349, 33-60322 and 33-51785). It should be noted that we have not audited any financial statements of the Company subsequent to December 31, 1993 or performed any audit procedures subsequent to the date of our reports.

                                                   ARTHUR ANDERSEN & CO.

New York, New York
March 22, 1994

                                EXHIBIT INDEX

         EXHIBIT
         NUMBER                 DESCRIPTION                   METHOD OF FILING
          2    -- Agreement and Plan of Merger By and         Incorporated by reference to
                    Among Merck & Co., Inc., M Acquisition      Registration Statement on Form
                    Corp. and Medco Containment Services,       S-4 (No. 33-50667)
                    Inc., as amended
          3(a) -- Restated Certificate of Incorporation of    *
                    Merck & Co., Inc. (May 6, 1992)
          3(b) -- By-Laws of Merck & Co., Inc. (as amended    Incorporated by reference to Form
                    November 22, 1988)                          10-K Annual Report for the
                                                                fiscal year ended December 31,
                                                                1988
         10(a) -- Executive Incentive Plan (as amended        *
                    effective May 6, 1992)
         10(b) -- 1981 Incentive Stock Option Plan            *
                    (as amended effective May 6, 1992)
         10(c) -- 1981 Nonqualified Stock Option Plan (as     *
                    amended effective May 6, 1992)
         10(d) -- 1987 Incentive Stock Plan (as amended       *
                    effective May 6, 1992)
         10(e) -- 1991 Incentive Stock Plan (as adopted on    Incorporated by reference to Form
                    April 23, 1991)                             10-K Annual Report for the
                                                                fiscal year ended December 31,
                                                                1991
         10(f) -- Non-Employee Directors Stock Option Plan    *
                    (as adopted on April 28, 1992 and
                    restated May 6, 1992)
         10(g) -- Supplemental Retirement Plan (as amended    Incorporated by reference to Form
                    effective December 1, 1991)                 10-K Annual Report for the
                                                                fiscal year ended December 31,
                                                                1991
         10(h) -- Retirement Plan for the Directors of        *
                    Merck & Co., Inc. (as adopted on
                    September 22, 1987, effective April
                    29, 1987)
         10(i) -- Plan for Deferred Payment of Directors'     Filed with this document
                    Compensation (as amended effective
                    April 27, 1993)
         10(j) -- Medco 1991 Class B Stock Option Plan, as    **
                    amended
         10(k) -- Medco Class A 1983 Non-Qualified Stock      **
                    Option Plan
         10(l) -- Form of Stock Option Agreement each         **
                    dated October 14, 1992 between Medco
                    and Per G.H. Lofberg and Paul C.
                    Suthern (together with a list showing
                    the number of options held by each)
          10(m)-- Stock Option Agreement made as of           **
                    October 14, 1992 between Medco and
                    Martin J. Wygod
         10(n) -- Second Amended and Restated Employment      ***
                    Agreement between Martin J. Wygod and
                    Medco dated December 8, 1992
         10(o) -- Employment Agreement between Per G.H.       ***
                    Lofberg and Medco dated April 1, 1993

         EXHIBIT
         NUMBER                 DESCRIPTION                   METHOD OF FILING
         10(p) -- Employment Agreement between Paul C.        ***
                    Suthern and Medco dated January 1,
                    1993
         10(q) -- Letter Agreement between Medco and          ***
                    Martin J. Wygod dated July 27, 1993
         10(r) -- Letter Agreement between Medco and Per      ***
                    G.H. Lofberg dated July 27, 1993
         10(s) -- Letter Agreement between Medco and Paul C.  ***
                    Suthern dated July 27, 1993
         11    -- Computation of Earnings per common share    Filed with this document
         12    -- Computation of Ratios of Earnings to        Filed with this document
                    Fixed Charges
         13    -- 1993 Annual Report to stockholders (only    Filed with this document
                    those portions incorporated by
                    reference in this document are deemed
                    "filed")
         21    -- List of subsidiaries                        Filed with this document
         24    -- Power of Attorney and Certified             Filed with this document
                    Resolution of Board of Directors

- ---------------
  * Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1992.

 ** Incorporated by reference to Post Effective Amendment No. 1 to Registration
    Statement on Form S-8 to Form S-4 Registration Statement (No. 33-50667).

*** Incorporated by reference to Form 10-K Annual Report of Medco Containment
    Services, Inc. for the fiscal year ended June 30, 1993.