Form 10-Q
period 1994-03-31
MERCK & CO INC
filed 1994-05-13
CIK 64978

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                   FORM 10-Q


(Mark One)

 /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1994
                                     ---------------
                                       OR

 / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from --------- to ---------


                           Commission File No. 1-3305


                               MERCK & CO., INC.
                                 P. O. Box 100
                                One Merck Drive
                      Whitehouse Station, N.J.  08889-0100
                                 (908) 423-1000

Incorporated in New Jersey                        I.R.S. Employer Identification
                                                  No. 22-1109110



The number of shares of common stock outstanding as of the close of business on April 30, 1994:

                       Class                      Number of Shares Outstanding
                       ------------               ----------------------------
                       Common Stock                       1,256,976,656


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                       Yes   X           No
                                          -------           -------

Part I - Financial Information
- - ------------------------------


                       MERCK & CO., INC. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED STATEMENT OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                   ------------------------------------------
                    ($ in millions except per share amounts)


                                                                          Three Months
                                                                         Ended March 31
                                                                      --------------------
                                                                     1994              1993
                                                                   --------          --------

Sales                                                              $3,514.3          $2,379.6
                                                                   --------          --------

Costs and Expenses

  Materials and production                                          1,455.6             536.7

  Marketing and administrative                                        755.9             691.7

  Research and development                                            266.3             260.9

  Other (income) expense, net                                          24.2             (23.1)
                                                                   --------          --------

                                                                    2,502.0           1,466.2
                                                                   --------          --------

Income Before Taxes                                                 1,012.3             913.4

Taxes on Income                                                       337.1             299.6
                                                                   --------          --------

Net Income                                                         $  675.2          $  613.8
                                                                   ========          ========

Per Share of Common Stock:

Net Income                                                             $.54              $.54

Dividends Declared                                                     $.28              $.25

Average Number of Common
  Shares Outstanding (millions)                                     1,255.2           1,142.7





    The accompanying notes are an integral part of this financial statement.

                       MERCK & CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      MARCH 31, 1994 AND DECEMBER 31, 1993
                      ------------------------------------
                               ($ in millions)

                                                                                   March 31              December 31
                                                                                     1994                     1993
                                                                                  ---------              -----------
ASSETS
  Current Assets
    Cash and cash equivalents                                                     $   917.0                $   829.4
    Short-term investments                                                            709.6                    712.9
    Accounts receivable                                                             2,035.4                  2,094.3
    Inventories                                                                     1,577.7                  1,641.7
    Prepaid expenses and taxes                                                        463.9                    456.3
                                                                                  ---------                ---------

      Total Current Assets                                                          5,703.6                  5,734.6
                                                                                  ---------                ---------

  Investments                                                                       1,726.3                  1,779.9

  Property, Plant and Equipment, at cost,
    net of allowance for depreciation of
    $2,381.0 in 1994 and $2,278.2 in 1993                                           4,967.5                  4,894.6

  Goodwill and Other Intangibles,
    net of accumulated amortization of
    $140.5 in 1994 and $97.2 in 1993                                                6,619.0                  6,645.5

  Other Assets                                                                        970.2                    872.9
                                                                                  ---------                ---------

                                                                                  $19,986.6                $19,927.5
                                                                                  =========                =========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable and accrued liabilities                                      $ 2,156.0                $ 2,378.3
    Loans payable                                                                   1,436.9                  1,736.0
    Income taxes payable                                                            1,490.2                  1,430.4
    Dividends payable                                                                 351.8                    351.0
                                                                                  ---------                ---------

      Total Current Liabilities                                                     5,434.9                  5,895.7
                                                                                  ---------                ---------

  Long-Term Debt                                                                    1,093.3                  1,120.8
                                                                                  ---------                ---------

  Deferred Income Taxes and Noncurrent Liabilities                                  1,827.6                  1,744.9
                                                                                  ---------                ---------

  Minority Interests                                                                1,216.0                  1,144.4
                                                                                  ---------                ---------

  Stockholders' Equity
  Common stock
    Authorized - 2,700,000,000 shares
    Issued     - 1,480,876,113 shares - 1994
               - 1,480,611,247 shares - 1993                                        4,579.6                  4,576.5
  Retained earnings                                                                 9,749.2                  9,393.2
                                                                                  ---------                ---------
                                                                                   14,328.8                 13,969.7
  Less treasury stock, at cost
    224,728,888 shares - 1994                                                       3,914.0                  3,948.0
    226,676,597 shares - 1993                                                     ---------                ---------

      Total Stockholders' Equity                                                   10,414.8                 10,021.7
                                                                                  ---------                ---------

                                                                                  $19,986.6                $19,927.5
                                                                                  =========                =========

   The accompanying notes are an integral part of this financial statement.

                       MERCK & CO., INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                   ------------------------------------------
                                ($ in millions)

                                                                                              Three Months
                                                                                             Ended March 31
                                                                                      -----------------------------
                                                                                        1994                 1993
                                                                                      ---------           ---------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                           $   675.2           $   613.8
 Adjustments to net income                                                                177.4                76.7
 Net changes in assets and liabilities                                                   (170.4)               (3.4)
                                                                                      ---------           ---------

 NET CASH PROVIDED BY OPERATING ACTIVITIES                                                682.2               687.1
                                                                                      ---------           ---------

 CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                                                    (190.9)             (204.3)
 Purchase of securities, subsidiaries and other investments                            (4,891.3)           (2,094.9)
 Proceeds from sale of securities and other investments                                 5,113.1             2,025.4
 Other                                                                                     (5.5)                4.8
                                                                                      ---------           ---------

 NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                          25.4              (269.0)
                                                                                      ---------           ---------

 CASH FLOWS FROM FINANCING ACTIVITIES
 Net change in short-term borrowings                                                     (300.7)              151.8
 Proceeds from issuance of debt                                                              .1                 1.5
 Payments on debt                                                                         (13.0)               (6.5)
 Purchase of treasury stock                                                                 -                (180.6)
 Dividends paid to stockholders                                                          (350.9)             (286.3)
 Other                                                                                     14.8                19.8
                                                                                      ---------           ---------

 NET CASH USED BY FINANCING ACTIVITIES                                                   (649.7)             (300.3)
                                                                                      ---------           ---------

 EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                              29.7                 9.6
                                                                                      ---------           ---------
 NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 87.6               127.4
 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                           829.4               575.1
                                                                                      ---------           ---------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $   917.0           $   702.5
                                                                                      =========           =========


       The accompanying notes are an integral part of this financial statement.


 Notes to Financial Statements
 -----------------------------

 1. The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

    Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full year 1994; in the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

- - -----------------------------

2.  Inventories consisted of:

                                                                           ($ in millions)
                                                                 -------------------------------------
                                                                 March 31                  December 31
                                                                   1994                        1993
                                                                 --------                  -----------
      Finished goods                                             $  920.3                    $1,024.4
      Raw materials and work in process                             605.7                       570.6
      Supplies                                                       69.7                        65.8
                                                                 --------                    --------
        Total (approximates current cost)                         1,595.7                     1,660.8
      Reduction to LIFO cost                                         18.0                        19.1
                                                                 --------                    --------
                                                                 $1,577.7                    $1,641.7
                                                                 ========                    ========

3. Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires certain investments to be recorded at fair value or amortized cost. In accordance with this Statement, the Company has classified its investments as available-for-sale and held-to-maturity. Available-for-sale investments are carried at fair value with unrealized gains and losses recorded, net of tax, in Stockholders' Equity and held-to-maturity investments are carried at amortized cost. At January 1, 1994, the net unrealized gain associated with available-for-sale investments of $37.5 million, net of tax, has been included in Retained earnings. Prior to 1994, the Company's investments were carried at the lower of cost or market.

    At March 31, 1994, available-for-sale investments include debt and equity securities carried at their fair values of $1,120.8 million ($477.8 million of which mature within the year) and $587.7 million, respectively. Held-to-maturity investments are carried at amortized cost of $727.4 million ($155.0 million of which mature within the year) and have a fair value of $725.5 million. The net unrealized gain included in Retained earnings at March 31, 1994 amounted to $32.5 million, net of tax.

4.  Sales consisted of:

                                                                           ($ in millions)
                                                                    ----------------------------
                                                                            Three Months
                                                                            Ended March 31
                                                                 ------------------------------------
                                                                   1994*                        1993
                                                                 --------                     --------
    Human and Animal Health Products
    and Services:
      Cardiovasculars                                            $1,233.7                     $1,109.2
      Anti-ulcerants                                                378.7                        292.4
      Antibiotics                                                   185.8                        206.0
      Vaccines/biologicals                                          103.6                        126.5
      Ophthalmologicals                                              97.3                        102.0
      Anti-inflammatories/analgesics                                 56.3                         86.0
      Other human health                                            102.2                        101.5
      Other Medco sales                                           1,008.5                         -
      Animal health/crop protection                                 248.9                        204.2
                                                                 --------                     --------
                                                                  3,415.0                      2,227.8
    Specialty Chemical Products                                      99.3                        151.8
                                                                 --------                     --------

                                                                 $3,514.3                     $2,379.6
                                                                 ========                     ========

* Sales by therapeutic class include Medco sales of Merck products. Medco sales of non-Merck products and Medco services are included in Other Medco sales.

- - -----------------------------

5.  Other (income) expense, net, consisted of:

                                                                                 ($ in millions)
                                                                        ----------------------------------
                                                                                   Three Months
                                                                                  Ended March 31
                                                                        ----------------------------------
                                                                           1994                     1993
                                                                        ---------                ---------
      Interest income                                                   $  (35.2)                $  (34.7)
      Interest expense                                                      30.9                     19.6
      Exchange losses                                                       17.2                     14.0
      Minority interests                                                    12.5                      6.3
      Amortization of goodwill & other intangibles                          43.3                      3.0
      Other income, net                                                    (44.5)                   (31.3)
                                                                        --------                 --------
                                                                        $   24.2                 $  (23.1)
                                                                        ========                 ========

    Minority interests include third parties' share of exchange gains and losses arising from translation of the financial statements into U.S. dollars.

    Interest paid for the three-month period ended March 31, 1994 and 1993 was $17.5 million and $15.6 million, respectively.

6. Income taxes paid for the three-month period ended March 31, 1994 and 1993 were $228.5 million and $140.2 million, respectively.

7. Legal proceedings to which the Company is a party are discussed in Item 3, Legal Proceedings, in the Annual Report on Form 10-K. There were no material developments in the three-month period ended March 31, 1994.

            MANAGEMENT'S ANALYSIS OF INTERIM FINANCIAL INFORMATION
            ------------------------------------------------------

Net income for the first quarter was $675.2 million, an increase of 10% over the first quarter of 1993. Earnings per share for the first quarter were $.54, level with the first quarter of 1993. The dilution in the earnings per share growth in 1994 is principally due to the additional shares issued in November 1993 to complete the Medco acquisition.

Sales for the quarter were $3.5 billion, up 48% from the same period last year. On a comparable basis, after adjusting for the effect of the Medco acquisition and the sale of the Calgon Water Management business in 1993, sales were up 19% over the first quarter of 1993. The differential between sales and net income growth on a year-to-year basis is driven predominantly by Medco's historically lower margin business, a result of its higher product acquisition costs.

Sales growth for the quarter was led by newer products and the Merck-Medco Managed Care business. Both domestic and international operations reported solid unit volume gains. Foreign exchange reduced first quarter sales by 1 percentage point. Excluding exchange, sales of Merck human and animal health products and services increased 9% and total Company sales were up 20% adjusted for the effect of the Medco acquisition and the sale of the Calgon Water Management business. Price increases had virtually no effect on sales growth.

Sales outside the United States accounted for 31% of 1994 first quarter sales, compared with 43% for the same period last year. The 12 point shift is principally due to higher domestic sales as a result of the Medco acquisition.

Income growth for the quarter resulted from strong unit volume gains. The unfavorable effects of exchange, inflation, product mix and a higher tax rate were offset by cost controls and productivity improvements from continuing efforts to streamline and restructure operations.

In the human and animal health products segment of Merck's business, results for the first quarter reflected strong unit sales gains by `Vasotec', `Vaseretic', `Prinivil', `Zocor', `Pepcid', `Prilosec', `Proscar' and ivermectin. Significant volume growth in the Merck-Medco Managed Care business added to the first quarter sales increase.

`Vasotec', Merck's angiotensin converting enzyme (ACE) inhibitor for reducing high blood pressure and treating symptomatic heart failure, is sold in all major markets and continues to be the leading branded product in the worldwide cardiovascular market. `Vasotec' has been cleared for marketing by the Food & Drug Administration for a new and expanded use: to decrease the rate of development of overt heart failure and to reduce hospitalizations for heart failure in people with left ventricular dysfunction, a weakening of the heart's main pumping chamber, but with no heart failure symptoms. The new indication for `Vasotec' is based on data from the Studies of Left Ventricular Dysfunction (SOLVD) Prevention Trial, a five-year study by the National Heart, Lung and Blood Institute.

The first arm of SOLVD involved an evaluation of patients with symptomatic heart failure treated with `Vasotec'. Symptomatic heart failure is a growing public health problem affecting an estimated 2 to 4% of the population worldwide. According to a study, the average daily hospital stay for a heart failure patient costs over $1,100 compared with an average yearly cost of $700 for maintaining a heart failure patient on `Vasotec'. The medicine could reduce the economic impact of symptomatic heart failure worldwide.

- - ------------------------------------------------------

`Vaseretic', a combination of `Vasotec' and hydrochlorothiazide for the treatment of high blood pressure, and `Prinivil', Merck's second ACE inhibitor for reducing high blood pressure and an adjunctive therapy to treat heart failure, continue to have strong growth.

Merck's cholesterol-lowering agents, `Mevacor' and `Zocor', hold over 40% of the worldwide cholesterol-lowering market and continued to show solid sales growth in the first quarter of 1994. Unit sales for `Mevacor', however, were down due to strong competition and the lower rate of growth in the cholesterol-lowering market in the United States. `Mevacor' remains the most widely prescribed cholesterol-lowering agent in the treatment of patients with primary elevated cholesterol. Of the 13 million people in the United States with elevated cholesterol who require drug therapy, only about half are being treated with drugs. Merck continues its strategic initiatives to increase appropriate usage.

In March, Merck responded to the announcement of a new cholesterol-lowering drug, fluvastatin, marketed by Sandoz, by identifying significant differences between Merck's `Mevacor' and `Zocor', and fluvastatin, particulary in dosing flexibility and the extensive clinical experience of `Mevacor' and `Zocor', providing an established efficacy and tolerability profile for Merck's drugs.

`Mevacor' also has exclusive evidence in its prescribing information on results from the Monitored Atherosclerosis Regression Study in 270 patients with high cholesterol. In the evaluations of the primary endpoint as well as most secondary endpoints, favorable trends were seen with the use of `Mevacor', but no statistically significant differences were seen between the drug and the placebo. However, another secondary endpoint, the Global Change Score, determined by common consensus of an expert panel that performed a visual assessment of angiograms, found significant slowing of progression of atherosclerosis in patients on `Mevacor'; in some patients, `Mevacor' actually caused regression. Other studies are underway with both `Mevacor' and `Zocor' to assess their effects on heart disease.

`Pepcid', an H2-receptor antagonist for treatment of duodenal ulcers and the short-term treatment of gastric ulcers and gastroesophageal reflux disease
(GERD), continues to grow rapidly in the United States and maintains its position against strong competition outside the United States. `Pepcid AC', an over-the-counter (OTC) version of `Pepcid', was launched in the United Kingdom in February by the joint venture of Johnson & Johnson and Merck. It was the first H2-receptor antagonist introduced for OTC use in the world. A New Drug Application has been filed with the U.S. Food and Drug Administration for the OTC formulation.

`Prilosec', which is indicated for poorly responsive symptomatic GERD and as a first-line therapy for short-term treatment of active duodenal ulcers and severe erosive esophagitis, continues to show strong growth.

`Proscar', a significant medical advance for the treatment of symptomatic benign prostate enlargement, a common condition that affects the majority of men over the age of 50, has been introduced in over 50 countries, representing nearly every major market including the United States, and it has received medical approval in 10 other countries. The Company is continuing an extensive medical and consumer education program worldwide to heighten awareness of the disease, improve understanding of its natural history and communicate the effects of treatment with `Proscar'. The results of a study, directed by the Merck Research Laboratories and published in the March issue of Urology, showed that after three years of therapy with `Proscar', two-thirds of the 297 men in the study achieved a 20% or more shrinkage in prostate size and close to half had a reduction of 50% or more in total symptom score, as compared to

- - ------------------------------------------------------

values at the start of the study. Ongoing investigational studies of `Proscar' include a trial to determine the medicine's potential as a treatment for male pattern baldness and a National Cancer Institute study involving 18,000 healthy men to examine the possible role of `Proscar' in preventing prostate cancer.

Ivermectin, Merck's broad-spectrum antiparasitic and the world's leading animal health product, continues to show strong growth.

`Fosamax', Merck's new medicine for the treatment of osteoporosis, was launched in Italy in November 1993. Regulatory filings in other countries are planned in 1994 and in the United States in 1995. `Fosamax' is licensed to Merck by Italy's Istituto Gentili. Osteoporosis, a bone-thinning disease associated with aging, afflicts more than 150 million people worldwide and is a leading cause of disability and death in older women. Merck is also conducting studies on the prevention of osteoporosis and evaluating `Fosamax' in the prevention of bone fractures.

Merck, the world's largest pharmaceutical company, and Medco Containment Services, Inc., the leader in pharmacy benefits management, which Merck acquired in November, 1993, have combined their resources to form a new business unit. The Merck-Medco U.S. Managed Care Division is uniquely equipped to serve the needs of the rapidly expanding managed health-care segment of the U.S. prescription drug market. The principal focus of the Division is to develop and implement programs and methodology in the managed-care setting that are designed to achieve the Company's vision of coordinated pharmaceutical care. Merck-Medco currently manages pharmaceutical benefits for approximately 38 million plan participants, up strongly since the time of the merger announcement. Also, the Division has contracts with managed-care organizations covering an additional 37 million individuals.

In January, Merck-Medco launched a new prescription drug program called Coordinated Care Network(TM), which is designed to more actively use the skills of the community pharmacist for counseling and monitoring patients whose health insurance includes a Merck-Medco prescription drug benefit plan. In the first 60 days of operation, the Network had signed up 46,000 pharmacies, which include all drugstore chains and 80% of independent pharmacies, and health benefit plan sponsors covering 1.5 million plan participants.

As part of the plan of the Coordinated Care Network(TM) to strengthen the pharmacist's role in counseling patients, Merck-Medco has developed a series of disease-specific care modules. The first two for patients with asthma and chronic obstructive pulmonary disease were introduced on April 1.

Unit sales declined for a group of longer-established human and animal health products due to competition.

Part II - Other Information
- - ---------------------------

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------


    (a)    Exhibits              Description                                Method of Filing
           --------              -----------                                ----------------

              11                 Computation of Earnings                    Filed with this document
                                 Per Common Share

              12                 Computation of Ratios of                   Filed with this document
                                 Earnings to Fixed Charges


    (b)    Reports on Form 8-K
           -------------------

           During the three-month period ending March 31, 1994, no current reports on Form 8-K were filed.

                                   Signatures
                                   -----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MERCK & CO., INC.



                                       /s/ Mary M. McDonald
                                       -------------------------------------
Date:  May 11, 1994                    MARY M. MCDONALD
                                       Senior Vice President and General Counsel


                                       /s/ Peter E. Nugent
                                       -------------------------------------
Date:  May 11, 1994                    PETER E. NUGENT
                                       Vice President, Controller

                                 EXHIBIT INDEX
                                 -------------




Exhibit
Number                                                Description
- - -------                                               -----------
  11                                                  Computation of Earnings Per Common Share

  12                                                  Computation of Ratios of Earnings to Fixed Charges
