Form 10-K/A
period 1993-12-31
MERCK & CO INC
filed 1994-06-14
CIK 64978

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 14, 1994
- - - - --------------------------------------------------------------------------------
- - - - --------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                               ------------------

                                  FORM 10-K/A

                      AMENDMENT TO FORM 10-K ANNUAL REPORT

                    Filed pursuant to Section 13 or 15(d) of

                      The Securities Exchange Act of 1934

                               ------------------

                               MERCK & CO., INC.

                                  P.O. BOX 100

                   WHITEHOUSE STATION, NEW JERSEY 08889-0100

- - - - --------------------------------------------------------------------------------
- - - - --------------------------------------------------------------------------------

                                AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its annual report on Form 10-K for the fiscal year ended December 31, 1993 as set forth below:

1.  Add Exhibit Numbers 99(a), 99(b) and 99(c) as follows:

EXHIBIT                                                         METHOD OF
NUMBER                 DESCRIPTION                               FILING
99(a)    -- Financial statements and exhibits       P -- financial
            required by Form 11-K Annual Report     statements/schedules prepared in
            pursuant to Section 15(d) of the        accordance with the financial
            Securities Exchange Act of 1934 for     reporting requirements of ERISA.
            the Merck & Co., Inc. Employee          Remainder of exhibit filed with
            Savings and Security Plan for the       this Form 10-K/A Amendment
            fiscal year ended December 31, 1993
99(b)    -- Financial statements and exhibits       P -- financial
            required by Form 11-K Annual Report     statements/schedules prepared in
            pursuant to Section 15(d) of the        accordance with the financial
            Securities Exchange Act of 1934 for     reporting requirements of ERISA.
            the Merck & Co., Inc. Employee Stock    Remainder of exhibit filed with
            Purchase and Savings Plan for the       this Form 10-K/A Amendment
            fiscal year ended December 31, 1993
99(c)    -- Financial statements and exhibits       P -- financial
            required by Form 11-K Annual Report     statements/schedules prepared in
            pursuant to Section 15(d) of the        accordance with the financial
            Securities Exchange Act of 1934 for     reporting requirements of ERISA.
            the Hubbard Farms, Inc. Employee        Remainder of exhibit filed with
            Savings Plan for the fiscal year        this Form 10-K/A Amendment
            ended December 31, 1993

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          MERCK & CO., INC.
Dated:  June 10, 1994
                                               By  P. ROY VAGELOS
                                           (CHAIRMAN OF THE BOARD,
                                                  PRESIDENT
                                             AND CHIEF EXECUTIVE
                                                  OFFICER)

                                                    By  /s/CELIA A. COLBERT
                                                           CELIA A. COLBERT
                                                          (ATTORNEY-IN-FACT)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS AMENDMENT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                SIGNATURES                                 TITLE                       DATE
- - - - ------------------------------------------   ----------------------------------   ---------------
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

                                                                                  June 10, 1994


         H. BREWSTER ATWATER, JR.
               DEREK BIRKIN
           LAWRENCE A. BOSSIDY
             WILLIAM G. BOWEN
            CAROLYNE K. DAVIS                Directors
              LLOYD C. ELAM
          CHARLES E. EXLEY, JR.
            WILLIAM N. KELLEY
           DENNIS WEATHERSTONE

     CELIA A. COLBERT, BY SIGNING HER NAME HERETO, DOES HEREBY SIGN THIS DOCUMENT PURSUANT TO POWERS OF ATTORNEY DULY EXECUTED BY THE PERSONS NAMED, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION AS AN EXHIBIT TO FORM 10-K, ON BEHALF OF SUCH PERSONS, ALL IN THE CAPACITIES AND ON THE DATE STATED, SUCH PERSONS INCLUDING A MAJORITY OF THE DIRECTORS OF THE COMPANY.

                                                    By  /s/CELIA A. COLBERT
                                                           CELIA A. COLBERT
                                                          (ATTORNEY-IN-FACT)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                      DESCRIPTION                              METHOD OF FILING
99(a)    -- Financial statements and exhibits required by    P -- financial
            Form 11-K Annual Report pursuant to Section      statements/schedules prepared in
            15(d) of the Securities Exchange Act of 1934     accordance with the financial
            for the Merck & Co., Inc. Employee Savings and   reporting requirements of ERISA.
            Security Plan for the fiscal year ended          Remainder of exhibit filed with
            December 31, 1993                                this Form 10-K/A Amendment
99(b)    -- Financial statements and exhibits required by    P -- financial
            Form 11-K Annual Report pursuant to Section      statements/schedules prepared in
            15(d) of the Securities Exchange Act of 1934     accordance with the financial
            for the Merck & Co., Inc. Employee Stock         reporting requirements of ERISA.
            Purchase and Savings Plan for the fiscal year    Remainder of exhibit filed with
            ended December 31, 1993                          this Form 10-K/A Amendment
99(c)    -- Financial statements and exhibits required by    P -- financial
            Form 11-K Annual Report pursuant to Section      statements/schedules prepared in
            15(d) of the Securities Exchange Act of 1934     accordance with the financial
            for the Hubbard Farms, Inc. Employee Savings     reporting requirements of ERISA.
            Plan for the fiscal year ended December 31,      Remainder of exhibit filed with
            1993                                             this Form 10-K/A Amendment