Form 10-Q
period 1994-06-30
MERCK & CO INC
filed 1994-08-10
CIK 64978

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                  FORM 10-Q


(Mark One)

 /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1994
                                     -------------

                                       OR

 / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from           to
                                     ---------    ---------

                          Commission File No. 1-3305


                              MERCK & CO., INC.
                                P. O. Box 100
                               One Merck Drive
                     Whitehouse Station, N.J.  08889-0100
                                (908) 423-1000

Incorporated in New Jersey                       I.R.S. Employer Identification
                                                 No. 22-1109110



The number of shares of common stock outstanding as of the close of business on July 31, 1994:

                    Class                        Number of Shares Outstanding
                    -----                        ----------------------------

                    Common Stock                          1,260,230,586


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

                                            MERCK & CO., INC. AND SUBSIDIARIES
                                         INTERIM CONSOLIDATED STATEMENT OF INCOME
                                 THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                 --------------------------------------------------------
                                         ($ in millions except per share amounts)

                                                          Three Months                    Six Months
                                                          Ended June 30                  Ended June 30
                                                      -----------------------       -----------------------
                                                        1994           1993           1994           1993
                                                      --------       --------       --------       --------

Sales                                                 $3,792.0       $2,573.6       $7,306.3       $4,953.3
                                                      --------       --------       --------       --------

Costs and Expenses

  Materials and production                             1,528.7          583.5        2,984.3        1,120.2

  Marketing and administrative                           726.7          732.6        1,482.6        1,424.3

  Research and development                               290.9          270.1          557.2          531.0

  Restructuring charge                                   -              775.0          -              775.0

  Other (income) expense, net                            100.2          (10.6)         124.5          (33.5)
                                                      --------       --------       --------       --------

                                                       2,646.5        2,350.6        5,148.6        3,817.0
                                                      --------       --------       --------       --------

Income Before Taxes                                    1,145.5          223.0        2,157.7        1,136.3

Taxes on Income                                          381.4           50.4          718.5          350.0
                                                      --------       --------       --------       --------

Net Income                                            $  764.1       $  172.6       $1,439.2       $  786.3
                                                      ========       ========       ========       ========

Per Share of Common Stock:

  Net Income                                              $.61           $.15          $1.15           $.69

  Dividends Declared                                      $.28           $.25           $.56           $.50

Average Number of Common
  Shares Outstanding (millions)                        1,257.6        1,138.6        1,256.4        1,140.7



    The accompanying notes are an integral part of this financial statement.

                                      MERCK & CO., INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEET
                                     JUNE 30, 1994 AND DECEMBER 31, 1993
                                     -----------------------------------
                                               ($ in millions)
                                                                 June 30               December 31
                                                                   1994                     1993
                                                                ---------              -----------
ASSETS
  Current Assets
    Cash and cash equivalents                                   $ 1,219.7                $   829.4
    Short-term investments                                          953.5                    712.9
    Accounts receivable                                           2,068.6                  2,094.3
    Inventories                                                   1,555.2                  1,641.7
    Prepaid expenses and taxes                                      516.4                    456.3
                                                                ---------                ---------

      Total Current Assets                                        6,313.4                  5,734.6
                                                                ---------                ---------

  Investments                                                     1,595.5                  1,779.9

  Property, Plant and Equipment, at cost,
    net of allowance for depreciation of
    $2,405.8 in 1994 and $2,278.2 in 1993                         5,081.2                  4,894.6

  Goodwill and Other Intangibles,
    net of accumulated amortization of
    $184.4 in 1994 and $97.2 in 1993                              6,720.9                  6,645.5

  Other Assets                                                      995.9                    872.9
                                                                ---------                ---------

                                                                $20,706.9                $19,927.5
                                                                =========                =========
LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Accounts payable and accrued liabilities                    $ 2,237.5                $ 2,378.3
    Loans payable                                                 1,510.4                  1,736.0
    Income taxes payable                                          1,585.1                  1,430.4
    Dividends payable                                               352.5                    351.0
                                                                ---------                ---------

      Total Current Liabilities                                   5,685.5                  5,895.7
                                                                ---------                ---------

  Long-Term Debt                                                  1,017.4                  1,120.8
                                                                ---------                ---------

  Deferred Income Taxes and Noncurrent Liabilities                1,888.4                  1,744.9
                                                                ---------                ---------

  Minority Interests                                              1,246.0                  1,144.4
                                                                ---------                ---------

  Stockholders' Equity
  Common stock
    Authorized - 2,700,000,000 shares
    Issued     - 1,481,190,011 shares - 1994
               - 1,480,611,247 shares - 1993                      4,572.1                  4,576.5
  Retained earnings                                              10,160.2                  9,393.2
                                                                ---------                ---------
                                                                 14,732.3                 13,969.7
  Less treasury stock, at cost
    221,783,234 shares - 1994
    226,676,597 shares - 1993                                     3,862.7                  3,948.0
                                                                ---------                ---------

      Total Stockholders' Equity                                 10,869.6                 10,021.7
                                                                ---------                ---------

                                                                $20,706.9                $19,927.5
                                                                =========                =========

    The accompanying notes are an integral part of this financial statement.

                                                MERCK & CO., INC. AND SUBSIDIARIES
                                           INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                                              SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                           --------------------------------------------
                                                          ($ in millions)
                                                                                                            Six Months
                                                                                                           Ended June 30
                                                                                                     -------------------------
                                                                                                       1994             1993
                                                                                                     --------         --------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                                          $1,439.2         $  786.3
 Restructuring charge                                                                                   -                775.0
 Adjustments to net income                                                                              411.7           (218.0)
 Net changes in assets and liabilities                                                                  (36.1)          (212.3)
                                                                                                     --------          -------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                                                            1,814.8          1,131.0
                                                                                                     --------          -------
 CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                                                                  (456.4)          (469.0)
 Purchase of securities, subsidiaries and other investments                                          (7,504.8)        (4,176.9)
 Proceeds from sale of securities and other investments                                               7,486.0          4,021.7
 Other                                                                                                  (27.9)            (2.3)
                                                                                                     --------         --------
 NET CASH USED BY INVESTING ACTIVITIES                                                                 (503.1)          (626.5)
                                                                                                     --------         --------
 CASH FLOWS FROM FINANCING ACTIVITIES
 Net change in short-term borrowings                                                                   (230.8)           514.5
 Proceeds from issuance of debt                                                                          10.3             99.7
 Payments on debt                                                                                       (83.1)           (12.5)
 Purchase of treasury stock                                                                             -               (320.1)
 Dividends paid to stockholders                                                                        (702.6)          (571.8)
 Other                                                                                                   20.3             26.2
                                                                                                     --------         --------
 NET CASH USED BY FINANCING ACTIVITIES                                                                 (985.9)          (264.0)
                                                                                                     --------         --------
 EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                            64.5             32.2
                                                                                                     --------         --------
 NET INCREASE IN CASH AND CASH EQUIVALENTS                                                              390.3            272.7
 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                         829.4            575.1
                                                                                                     --------         --------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                          $1,219.7         $  847.8
                                                                                                     ========         ========

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

- - -----------------------------

2.       Inventories consisted of:

                                                              ($ in millions)
                                                       -----------------------------
                                                       June 30           December 31
                                                         1994                1993
                                                       --------          -----------
          Finished goods                               $  902.5            $1,024.4
          Raw materials and work in process               596.3               570.6
          Supplies                                         74.9                65.8
                                                       --------            --------
            Total (approximates current cost)           1,573.7             1,660.8
          Reduction to LIFO cost                           18.5                19.1
                                                       --------            --------
                                                       $1,555.2            $1,641.7
                                                       ========            ========

3. Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards
         No. 115, Accounting for Certain Investments in Debt and
         Equity Securities, which requires certain investments to be recorded at fair value or amortized cost. In accordance with this Statement, the Company has classified its investments as available-for-sale and held-to-maturity. Available-for-sale investments are carried at fair value with unrealized gains and losses recorded, net of tax and minority interest, in Stockholders' Equity and held-to-maturity investments are carried at amortized cost. Prior to 1994, the Company's investments were carried at the lower of cost or market. At January 1, 1994, the net unrealized gain associated with available-for-sale investments of $37.5 million, net of tax and minority interest, was included in Retained earnings. The net unrealized gain included in Retained earnings at June 30, 1994, amounted to $31.8 million, net of tax and minority interest.

4.       Sales consisted of:

                                                                      ($ in millions)
                                                    -----------------------------------------------------
                                                       Three Months                     Six Months
                                                       Ended June 30                  Ended June 30
                                                    ----------------------         ----------------------
                                                      1994*         1993             1994*         1993
                                                    --------      --------         --------      --------
          Human and Animal Health Products
          and Services:
            Cardiovasculars                         $1,301.9      $1,181.1         $2,535.6      $2,290.3
            Anti-ulcerants                             448.7         335.3            827.4         627.7
            Antibiotics                                215.5         227.4            401.3         433.4
            Vaccines/biologicals                       114.4         126.7            218.0         253.2
            Ophthalmologicals                          119.5         114.6            216.8         216.6
            Anti-inflammatories/analgesics              72.3          80.9            128.6         166.9
            Other Merck human health                   134.5         118.9            236.7         220.5
            Other human health                       1,034.7         -              2,043.2         -
            Animal health/crop protection              247.5         232.1            496.4         436.3
                                                    --------      --------         --------      --------
                                                     3,689.0       2,417.0          7,104.0       4,644.9
          Specialty Chemical Products                  103.0         156.6            202.3         308.4
                                                    --------      --------         --------      --------

                                                    $3,792.0      $2,573.6         $7,306.3      $4,953.3
                                                    ========      ========         ========      ========

          *Sales by therapeutic class include Medco and West Point
           Pharma (Merck's generic pharmaceutical division) sales of Merck products. Medco and West Point Pharma sales of non-Merck products and Medco services are included in Other human health.

- - -----------------------------

5.       Other (income) expense, net, consisted of:

                                                           ($ in millions)
                                          -------------------------------------------------
                                              Three Months                 Six Months
                                              Ended June 30               Ended June 30
                                          --------------------         --------------------
                                             1994         1993            1994         1993
                                          -------       ------         -------       ------
          Interest income                 $ (38.8)      $(33.5)        $ (74.0)      $(68.2)
          Interest expense                   35.0         21.8            65.9         41.3
          Exchange losses                    15.8         11.6            33.0         25.6
          Minority interests                 40.9         12.0            53.5         18.3
          Amortization of goodwill
            & other intangibles              43.9          2.2            87.2          5.2
          Other, net                          3.4        (24.7)          (41.1)       (55.7)
                                          -------       ------         -------       ------
                                          $ 100.2       $(10.6)        $ 124.5       $(33.5)
                                          =======       ======         =======       ======

         Minority interests include third parties' share of exchange gains and losses arising from translation of the financial statements into U.S. dollars.

         Interest paid for the six-month period ended June 30, 1994 and 1993 was $57.8 million and $43.0 million, respectively.

6. Income taxes paid for the six-month period ended June 30, 1994 and 1993 were $512.8 million and $396.8 million, respectively.

7. As a consequence of the June 1993 sale of the Calgon Water Management business and the November 1993 acquisition of Medco Containment Services, Inc., the relative importance of the Company's Specialty Chemical operations has substantially diminished in 1994 and management views its Human and Animal Health business as a dominant industry segment.

8. Legal proceedings to which the Company is a party are discussed in Part I Item 3, Legal Proceedings, in the Annual Report on Form 10-K. Current developments are discussed in Part II of this filing.

             MANAGEMENT'S ANALYSIS OF INTERIM FINANCIAL INFORMATION
             ------------------------------------------------------

Net income for the second quarter was $764.1 million, an increase of 10% over the second quarter of 1993 excluding the effect of the 1993 second quarter restructuring charge. Earnings per share for the second quarter were $0.61, level with the second quarter of 1993, on the same basis. The dilution in the earnings per share growth in 1994 is principally due to the additional shares issued in November 1993 to complete the Medco acquisition. Sales for the quarter were $3.8 billion, up 47% from the same period last year.

For the first six months, net income was $1,439.2 million, an increase of 10% from the first six months of 1993, excluding the effect of the 1993 restructuring charge. Earnings per share on this basis were $1.15 for the first six months, level with the first six months of 1993, which were also impacted by the shares issued to complete the Medco acquisition. Sales rose 48% to $7.3 billion.

Sales for the quarter and the first six months were affected by the Medco acquisition and the sale of the Calgon Water Management business in 1993. Adjusting for these effects, sales for the second quarter and first six months increased 18% and 19%, respectively.

The difference between the aforementioned sales and net income growth rates on a year-to-year basis stems predominantly from the lower gross margins historically associated with Medco's business.

Sales growth for the first half was paced by newer products and the continued growth of the Merck-Medco Managed Care business. Both our domestic and international operations reported solid unit volume gains. Sales of Merck human and animal health products and services increased 10% for the second quarter. Foreign exchange had essentially no impact on the second quarter sales growth as compared to a one percentage point reduction in the first quarter of 1994. Price increases had virtually no effect on sales growth.


Sales outside the United States accounted for 31% of first half 1994 sales, compared with 44% for the same period last year. The 13 point shift is principally due to higher domestic sales as a result of the Medco acquisition.

Income growth for the first six months resulted from strong unit volume gains. The unfavorable effects of exchange, inflation, product mix and a higher tax rate were offset by cost controls and productivity improvements from our continuing efforts to streamline and restructure our operations.

In the human and animal health products segment of Merck's business, results for the first six months reflected strong unit sales gains by 'Vasotec', 'Vaseretic', 'Prinivil', 'Zocor', 'Pepcid', 'Prilosec', 'Proscar' and ivermectin. Significant volume growth in the Merck-Medco Managed Care business added to the six-month sales increase.

'Vasotec', Merck's angiotensin converting enzyme (ACE) inhibitor for reducing high blood pressure and treating heart failure, is sold in all major markets and continues to be the leading branded product in the worldwide cardiovascular market.

Merck's cholesterol-lowering agents, 'Mevacor' and 'Zocor', hold over 40% of the worldwide cholesterol-lowering market and continued solid sales growth for the first six months of 1994. Unit sales for 'Mevacor', however, were down due to strong competition and the recent low rate of growth in the cholesterol-lowering market in the United States. 'Mevacor' remains the most widely prescribed cholesterol-lowering agent in the treatment of patients with primary elevated cholesterol. Merck continues strategic initiatives to increase appropriate usage.

- - ------------------------------------------------------

'Pepcid', an H2-receptor antagonist for treatment of duodenal ulcers and the short-term treatment of gastric ulcers and gastroesophageal reflux disease
(GERD), continues to grow rapidly in the United States and maintains its position against strong competition outside the United States. A New Drug Application was filed with the U.S. Food and Drug Administration (FDA) for an over-the-counter version. An FDA advisory committee unanimously confirmed its safety and concluded that resolution of discussions regarding the magnitude of relief offered by the product should lead to the Committee's recommended approval for treatment and prevention of heartburn, acid indigestion and sour stomach.

'Prilosec', which is indicated for poorly responsive symptomatic GERD and as a first-line therapy for short-term treatment of active duodenal ulcers and severe erosive esophagitis, continues to show strong growth.

'Proscar', a significant medical advance for the treatment of symptomatic benign prostate enlargement, a common condition that affects the majority of men over the age of 50, has been introduced in over 50 countries, representing nearly every major market including the United States. The Company is continuing an extensive medical and consumer education program worldwide to heighten awareness of the disease, improve understanding of its natural history and communicate the effects of treatment with 'Proscar'.

Ivermectin, Merck's broad-spectrum antiparasitic and the world's leading animal health product, continues to show strong growth.

'Fosamax', Merck's new medicine for the treatment of post-menopausal osteoporosis, was launched in Italy in November 1993. Regulatory filings have been made in 27 countries to date and a filing in the United States is scheduled for early 1995.

Unit sales declined for a group of longer-established human and animal health products due to competition.

The Merck-Medco U.S. Managed Care Division currently manages pharmaceutical benefits for approximately 38 million plan participants, up strongly since the time of the merger announcement. Also, the Division has contracts with managed-care organizations covering an additional 41 million individuals. Merck-Medco is developing a series of disease management programs which use patient and physician communication to improve drug therapy, promote better health outcomes and lower the long-term costs of care associated with certain chronic diseases.

In June 1994, Raymond V. Gilmartin became President and Chief Executive Officer of Merck and was elected Chairman, effective November 1, succeeding Merck Chairman, P. Roy Vagelos, M.D.

In July 1994, the Board of Directors elected a new member, Johnnetta Cole, Ph.D. Dr. Cole's term will begin in September 1994.

On July 26, 1994, the Board of Directors declared a quarterly dividend of 30 cents a share on the Company's common stock for the fourth quarter of 1994 versus the 28 cents a share dividend paid in the third quarter of 1994. The 30-cent dividend is payable October 1, 1994 to stockholders of record at the close of business on September 9, 1994. The Company's total dividends paid during 1994 will be $1.14 per share, an 11% increase over the amount paid in 1993.

Part II - Other Information
- - ---------------------------

Item 1.  Legal Proceedings
- - --------------------------

In May 1994, Kelco received a Notice of Violation (NOV) from EPA Region 9 alleging that Kelco failed to obtain agency pre-construction approvals required by the Clean Air Act for physical modifications made at its San Diego facility. It is likely that any final settlement of these and other possible violations will require the installation of additional pollution reduction equipment, as well as the payment of a fine in excess of $100,000.

Item 4.  Submission of Matters to a Vote of Security-Holders
- - ------------------------------------------------------------

The following matters were voted upon at the Annual Meeting of Stockholders held on April 26, 1994, and received the votes set forth below:

1. Each of the following persons nominated was elected to serve as director and received the number of votes set opposite his name:

                                                 For              Withheld
                                             -----------         ----------
          Lawrence A. Bossidy                900,673,837          7,421,783
          Charles E. Exley, Jr.              900,604,011          7,491,609
          William N. Kelley, M.D.            900,536,637          7,558,983
          Martin J. Wygod                    896,295,616         11,800,004

         Proxies were solicited by the Sheet Metal Workers' International Association, Local Union No. 19, for the following nominee in opposition to the Company's nominees, and he received the number of votes set opposite his name:

                                                 For              Withheld
                                             -----------         ----------
          Thomas J. Kelly                    19,980,052           3,091,580

         Martin J. Wygod resigned as an Officer and Director of the Company on May 24, 1994. The names of each other director of the Company whose term of office as a director continued after the meeting are: Derek Birkin, William G. Bowen, Carolyne K. Davis, Lloyd C. Elam, P. Roy Vagelos, H. Brewster Atwater, Jr. and Dennis Weatherstone.

2. A proposal to ratify the appointment of independent public accountants received 901,325,431 votes for and 3,427,361 votes against, with 11,429,421 abstentions.

3. A proposal to amend the Executive Incentive Plan received 767,895,879 votes for and 124,289,449 votes against, with 23,996,885 abstentions.

4.       A proposal to adopt the Merck Deferral Program received
         671,198,477 votes for and 32,989,051 votes against, with 22,224,484 abstentions and 189,770,201 broker non-votes.

5. A proposal to amend the 1991 Incentive Stock Plan received 763,729,914 votes for and 129,826,531 votes against, with 22,625,768 abstentions.

6. A stockholder proposal concerning the annual election of directors received 219,025,390 votes for and 470,913,955 votes against, with 15,024,978 abstentions and 211,217,890 broker non-votes.

7. A stockholder proposal concerning executive compensation received 67,466,462 votes for and 612,993,099 votes against, with 24,504,831 abstentions and 211,217,821 broker non-votes.

Part II - Other Information
- - ---------------------------

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

       (a)      Exhibits
                --------

                Number     Description                 Method of Filing
                ------     -----------                 ----------------
                  10       Material Contract           Filed with this document

                  11       Computation of Earnings     Filed with this document
                           Per Common Share

                  12       Computation of Ratios of    Filed with this document
                           Earnings to Fixed Charges


       (b)      Reports on Form 8-K
                -------------------

                During the three-month period ended June 30, 1994, no current reports on Form 8-K were filed.

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MERCK & CO., INC.



Date:  August 10, 1994             /s/ Mary M. McDonald
                                   -----------------------------------------
                                   MARY M. MCDONALD
                                   Senior Vice President and General Counsel




Date:  August 10, 1994             /s/ Peter E. Nugent
                                   -----------------------------------------
                                   PETER E. NUGENT
                                   Vice President, Controller

                                 EXHIBIT INDEX
                                 -------------


Exhibit
Number                         Description
- - -------                        -----------

  10                           Material Contract

  11                           Computation of Earnings Per Common Share

  12                           Computation of Ratios of Earnings to Fixed Charges