Form 10-Q
period 1994-09-30
MERCK & CO INC
filed 1994-11-10
CIK 64978

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                   FORM 10-Q


(Mark One)

 /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1994
                                     ------------------

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
                                              No. 22-1109110



The number of shares of common stock outstanding as of the close of business on October 31, 1994:

            Class                          Number of Shares Outstanding
            -----                          ----------------------------

            Common Stock                          1,258,365,534


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                       Yes   X           No
                                          -------

Part I - Financial Information
- ------------------------------

                       MERCK & CO., INC. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED STATEMENT OF INCOME
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
         --------------------------------------------------------------
                    ($ in millions except per share amounts)

                                                                Three Months                        Nine Months
                                                             Ended September 30                  Ended September 30
                                                            --------------------                ---------------------
                                                              1994        1993                     1994        1993
                                                            --------    --------                ---------    --------

Sales                                                       $3,792.0    $2,544.1                $11,098.3   $7,497.4
                                                            --------    --------                ---------   --------

Costs and Expenses

  Materials and production                                   1,451.9       538.6                  4,436.1    1,658.9

  Marketing and administrative                                 820.7       711.5                  2,303.3    2,135.8

  Research and development                                     308.4       287.6                    865.6      818.6

  Restructuring charge                                           -          -                        -         775.0

  Other (income) expense, net                                   39.3          .3                    163.8      (33.3)
                                                            --------    --------                ---------   --------

                                                             2,620.3     1,538.0                  7,768.8    5,355.0
                                                            --------    --------                ---------   --------

Income Before Taxes                                          1,171.7     1,006.1                  3,329.5    2,142.4

Taxes on Income                                                386.9       300.4                  1,105.4      650.4
                                                            --------    --------                ---------   --------

Net Income                                                  $  784.8    $  705.7                $ 2,224.1   $1,492.0
                                                            ========    ========                =========   ========

Per Share of Common Stock:

  Net Income                                                   $ .62       $ .62                    $1.77      $1.31

  Dividends Declared                                           $ .30       $ .28                    $ .86      $ .78

Average Number of Common
  Shares Outstanding (millions)                              1,260.9     1,136.0                  1,257.9    1,139.2



    The accompanying notes are an integral part of this financial statement.

                       MERCK & CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                    SEPTEMBER 30, 1994 AND DECEMBER 31, 1993
                    ----------------------------------------
                                ($ in millions)

                                                          September 30            December 31
                                                              1994                    1993
                                                          ------------            -----------
ASSETS
  Current Assets
    Cash and cash equivalents                               $ 1,213.0              $   829.4
    Short-term investments                                    1,193.1                  712.9
    Accounts receivable                                       2,148.8                2,094.3
    Inventories                                               1,589.5                1,641.7
    Prepaid expenses and taxes                                  472.6                  456.3
                                                            ---------              ---------

      Total Current Assets                                    6,617.0                5,734.6
                                                            ---------              ---------

  Investments                                                 1,545.4                1,779.9

  Property, Plant and Equipment, at cost,
    net of allowance for depreciation of
    $2,525.7 in 1994 and $2,278.2 in 1993                     5,220.4                4,894.6

  Goodwill and Other Intangibles,
    net of accumulated amortization of
    $229.1 in 1994 and $97.2 in 1993                          6,684.2                6,645.5

  Other Assets                                                1,053.1                  872.9
                                                            ---------              ---------

                                                            $21,120.1              $19,927.5
                                                            =========              =========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable and accrued liabilities                $ 2,485.0              $ 2,378.3
    Loans payable                                               961.6                1,736.0
    Income taxes payable                                      1,794.7                1,430.4
    Dividends payable                                           379.2                  351.0
                                                            ---------              ---------

      Total Current Liabilities                               5,620.5                5,895.7
                                                            ---------              ---------

  Long-Term Debt                                              1,103.8                1,120.8
                                                            ---------              ---------

  Deferred Income Taxes and Noncurrent Liabilities            1,881.3                1,744.9
                                                            ---------              ---------

  Minority Interests                                          1,257.1                1,144.4
                                                            ---------              ---------

  Stockholders' Equity
  Common stock
    Authorized - 2,700,000,000 shares
    Issued     - 1,482,609,850 shares - 1994
               - 1,480,611,247 shares - 1993                  4,612.9                4,576.5
  Retained earnings                                          10,557.5                9,393.2
                                                            ---------              ---------
                                                             15,170.4               13,969.7
  Less treasury stock, at cost
    221,503,746 shares - 1994
    226,676,597 shares - 1993                                 3,913.0                3,948.0
                                                            ---------              ---------

      Total Stockholders' Equity                             11,257.4               10,021.7
                                                            ---------              ---------

                                                            $21,120.1              $19,927.5
                                                            =========              =========

    The accompanying notes are an integral part of this financial statement.

                       MERCK & CO., INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                 ---------------------------------------------
                                ($ in millions)

                                                                                    Nine Months
                                                                                Ended September 30
                                                                             -----------------------
                                                                                1994          1993
                                                                             ----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                   $  2,224.1    $ 1,492.0
Restructuring charge                                                              -            775.0
Adjustments to net income                                                         610.4       (116.7)
Net changes in assets and liabilities                                             301.9        (17.5)
                                                                             ----------    ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                       3,136.4      2,132.8
                                                                             ----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                             (720.2)      (690.9)
Purchase of securities, subsidiaries and other investments                    (10,940.9)    (6,985.7)
Proceeds from sale of securities, subsidiaries and
  other investments                                                            10,700.4      7,495.4
Other                                                                             (47.5)        -
                                                                             ----------    ---------

NET CASH USED BY INVESTING ACTIVITIES                                          (1,008.2)      (181.2)
                                                                             ----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings                                              (779.4)      (251.7)
Proceeds from issuance of debt                                                    179.1        100.0
Payments on debt                                                                 (131.0)       (13.8)
Purchase of treasury stock                                                       (109.1)      (371.0)
Dividends paid to stockholders                                                 (1,055.0)      (856.3)
Other                                                                              69.9         27.7
                                                                             ----------    ---------

NET CASH USED BY FINANCING ACTIVITIES                                          (1,825.5)    (1,365.1)
                                                                             ----------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                       80.9         35.8
                                                                             ----------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                         383.6        622.3
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  829.4        575.1
                                                                             ----------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  1,213.0    $ 1,197.4
                                                                             ==========    =========

    The accompanying notes are an integral part of this financial statement.

Notes to Financial Statements
- -----------------------------

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

- -----------------------------

2.   Inventories consisted of:

                                                          ($ in millions)
                                                   -----------------------------
                                                   September 30     December 31
                                                        1994            1993
                                                   ------------     -----------
       Finished goods                              $   930.4          $1,024.4
       Raw materials and work in process               597.3             570.6
       Supplies                                         80.9              65.8
                                                   ---------          --------
         Total (approximates current cost)           1,608.6           1,660.8
       Reduction to LIFO cost                           19.1              19.1
                                                   ---------          --------
                                                   $ 1,589.5          $1,641.7
                                                   =========          ========

3. In August 1994, the Company issued a $200.0 million three-year zero coupon note, for net proceeds of $165.5 million. The 5.97% fixed rate inherent in the note was swapped for a floating rate slightly below commercial paper rates. The effect on long-term debt of the issuance of the zero coupon note was offset by conversion of $128.6 million Medco convertible debentures.

4. Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires certain investments to be recorded at fair value or amortized cost. In accordance with this Statement, the Company has classified its investments as available-for-sale and held-to-maturity. Available-for-sale investments are carried at fair value with unrealized gains and losses recorded, net of tax and minority interest, in Stockholders' Equity and held-to-maturity investments are carried at amortized cost. Prior to 1994, the Company's investments were carried at the lower of cost or market. At January 1, 1994, the net unrealized gain associated with available-for-sale investments of $37.5 million, net of tax and minority interest, was included in Retained earnings. The net unrealized gain included in Retained earnings at September 30, 1994, amounted to $23.4 million, net of tax and minority interest.

5.   Sales consisted of:

                                                            ($ in millions)
                                              -----------------------------------------
                                                 Three Months           Nine Months
                                              Ended September 30    Ended September 30
                                              -------------------   -------------------
                                                1994*      1993       1994*      1993
                                              --------   --------   ---------  --------
     Human and Animal Health Products
     and Services:
       Cardiovasculars                        $1,314.8   $1,176.5   $ 3,850.4  $3,466.8
       Anti-ulcerants                            465.8      351.2     1,293.2     978.9
       Antibiotics                               202.0      208.9       603.3     642.3
       Vaccines/biologicals                      155.9      143.6       373.9     396.8
       Ophthalmologicals                         128.6      115.1       345.4     331.7
       Anti-inflammatories/analgesics             64.2       82.4       192.8     249.3
       Other Merck human health                   85.0      121.3       321.7     341.8
       Other human health                        999.2       -        3,042.4      -
       Animal health/crop protection             269.0      244.3       765.4     680.6
                                              --------   --------   ---------  --------
                                               3,684.5    2,443.3    10,788.5   7,088.2
     Specialty Chemical Products                 107.5      100.8       309.8     409.2
                                              --------   --------   ---------  --------
                                              $3,792.0   $2,544.1   $11,098.3  $7,497.4
                                              ========   ========   =========  ========

  * Sales by therapeutic class include Medco and West Point Pharma (Merck's generic pharmaceutical division) sales of Merck products. Medco and West Point Pharma sales of non-Merck products and Medco services are included in Other human health.

- -----------------------------

 6.  Other (income) expense, net, consisted of:

                                                     ($ in millions)
                                        ---------------------------------------
                                           Three Months          Nine Months
                                        Ended September 30   Ended September 30
                                        ------------------   ------------------
                                         1994        1993       1994       1993
                                        ------      ------    -------    -------
       Interest income                  $(37.0)    $(34.8)    $(111.0)   $(103.0)
       Interest expense                   31.0       20.7        97.0       62.0
       Exchange (gains) losses            (6.1)      16.1        26.9       41.7
       Minority interests                 19.1       12.8        72.5       31.1
       Amortization of goodwill
         & other intangibles              44.7        5.0       131.9       10.3
       Other income, net                 (12.4)     (19.5)      (53.5)     (75.4)
                                        ------     ------     -------    -------
                                        $ 39.3     $   .3     $ 163.8    $ (33.3)
                                        ======     ======     =======    =======

     Minority interests include third parties' share of exchange gains and losses arising from translation of the financial statements into U.S. dollars.

     Interest paid for the nine-month period ended September 30, 1994 and 1993 was $84.7 million and $59.5 million, respectively.

7. Income taxes paid for the nine-month period ended September 30, 1994 and 1993 were $624.0 million and $646.3 million, respectively.

8. As a consequence of the June 1993 sale of the Calgon Water Management business and the November 1993 acquisition of Medco Containment Services, Inc. the relative importance of the Company's Specialty Chemical operations has substantially diminished in 1994 and management views its Human and Animal Health business as a dominant industry segment.

9. Legal proceedings to which the Company is a party are discussed in Part I Legal Proceedings, in the Annual Report on Form 10-K. There were no material developments in the three-month period ended September 30, 1994.

             MANAGEMENT'S ANALYSIS OF INTERIM FINANCIAL INFORMATION
             ------------------------------------------------------

Net income for the third quarter was $784.8 million, an increase of 11% over the third quarter of 1993. Earnings per share for the third quarter were $0.62, level with the third quarter of 1993. The dilution in the earnings per share growth in 1994 is principally due to the additional shares issued in November 1993 to complete the Medco acquisition. Sales for the quarter were $3.8 billion, up 49% from the same period last year.

For the first nine months, net income was $2,224.1 million, an increase of 10% from the first nine months of 1993, excluding the effect of the 1993 restructuring charge. Earnings per share on this basis were $1.77 for the first nine months, level with the first nine months of 1993 which were also impacted by the shares issued to complete the Medco acquisition. Sales rose 48% to $11.1 billion.

Sales for the quarter and the first nine months were affected by the Medco acquisition in 1993 and the nine months results were also impacted by the sale of the Calgon Water Management business in the second quarter of 1993. Adjusting for these effects, sales for the third quarter and first nine months increased 15% and 17%, respectively.

The difference between the aforementioned sales and net income growth rates on a year-to-year basis stems predominantly from the lower gross margins and lower marketing and administrative cost and expense levels, relative to sales, historically associated with Medco's business.

Sales growth for the first nine months was led by newer products and the continued growth of Merck-Medco Managed Care. Both our domestic and international operations reported solid unit volume gains. Sales of Merck human and animal health products and services increased 11% for the third quarter. Foreign exchange had a one percentage point favorable effect on the third quarter sales growth as compared to essentially no impact on the second quarter. The effect of pricing actions reduced the third quarter sales growth by almost two percentage points, primarily as a result of sales of human and animal health products in certain international markets.

Sales outside the United States accounted for 32% of the first nine months of 1994 sales, compared with 45% for the same period last year. The 13 point shift is principally due to higher domestic sales as a result of the Medco acquisition.

Income growth for the first nine months resulted from strong unit volume gains. The unfavorable effects of inflation, product mix and a higher tax rate were offset by cost controls and productivity improvements from our continuing efforts to streamline and restructure our operations.

In the human and animal health products segment of Merck's business, results for the first nine months were paced by unit sales gains by 'Vasotec', 'Vaseretic', 'Prinivil', 'Zocor', 'Prilosec', 'Pepcid', 'Proscar' and ivermectin. Significant volume growth in Merck-Medco Managed Care added to the nine month sales increase.

'Vasotec', Merck's angiotensin converting enzyme (ACE) inhibitor for reducing high blood pressure and treating heart failure, is sold in all major markets and continues to be the leading branded product in the worldwide cardiovascular market. New Federal guidelines for the treatment of heart failure -- which are based on the results of the latest clinical trials and outcomes research -- call for wider use of ACE inhibitors.

- ------------------------------------------------------

Together, Merck's cholesterol-lowering agents, 'Mevacor' and 'Zocor' hold over 40% of the worldwide cholesterol-lowering market and continued solid sales growth for the first nine months of 1994. Unit sales for 'Mevacor', however, were down due to strong competition and the lower rate of growth in the cholesterol-lowering market in the United States. 'Mevacor' is the most widely prescribed cholesterol-lowering agent in the treatment of patients with primary elevated cholesterol in the United States. Out of the 13 million people in the United States who could benefit from treatment with cholesterol-lowering agents, only 6.8 million are being treated. Merck continues strategic initiatives to increase appropriate usage.

'Pepcid', an H2-receptor antagonist for treatment of duodenal ulcers and the short-term treatment of gastric ulcers and gastroesophageal reflux disease
(GERD), continues to grow rapidly in the United States and maintains its position against strong competition outside the United States. A New Drug Application has been filed with the U.S. Food and Drug Administration for an over-the-counter version. Over-the-counter versions of 'Pepcid' have been launched in the United Kingdom and in New Zealand.

'Prilosec', which is indicated for poorly responsive symptomatic GERD and as a first-line therapy for short-term treatment of active duodenal ulcers and severe erosive esophagitis, continues to show strong volume growth.

'Proscar' recorded significant volume growth in the first nine months of 1994. It is the only drug indicated to treat symptomatic benign prostate enlargement that shrinks the prostate. 'Proscar', developed to treat a common condition that affects the majority of men over the age of 50, has been introduced in over 50 countries, representing nearly every major market including the United States. The Company is continuing an extensive medical and consumer education program worldwide to heighten awareness of the disease, improve understanding of its natural history and communicate the effects of treatment with 'Proscar', including new direct-to-consumer ads for 'Proscar' in the United States.

Ivermectin, Merck's broad-spectrum antiparasitic and the world's leading animal health product, continues to show strong growth.

'Fosamax', Merck's new medicine for the treatment of post-menopausal osteoporosis, was launched in Italy in November 1993 and has been cleared for marketing in Mexico. Regulatory filings have been made in 32 countries to date and a filing in the United States is scheduled for 1995.

Cozaar (TM), Merck's new once daily antihypertensive product, was cleared for marketing recently in Sweden and Denmark and is expected to be launched in these countries shortly. Marketing applications for the treatment of hypertension have been submitted in the United States and other countries, and applications have also been made in the United States and France for a combination of Cozaar (TM) and hydrochlorothiazide (a diuretic), which is called Hyzaar (TM). Cozaar (TM) is the first in a new class of drugs that blocks a substance called angiotensin II, a potent elevator of blood pressure. Cozaar (TM) has been developed in collaboration with The DuPont Merck Pharmaceutical Company.

Unit sales declined for a group of longer-established human and animal health products due to competition.

- ------------------------------------------------------

Merck-Medco Managed Care currently manages pharmaceutical benefits for approximately 38 million plan participants, up from 33 million at the time of the merger announcement. Merck-Medco is developing a series of disease management programs based on patient, pharmacist and physician communication and intervention to improve drug therapy, promote better health outcomes and lower the long-term costs of care associated with certain chronic diseases.

On August 16, 1994, the Company announced its intention to sell its remaining specialty chemical units, Kelco and Calgon Vestal Laboratories. The decision reflects the Company's intention to focus its resources more fully on its human and animal health business. On November 3, 1994 the Company announced the signing of a definitive agreement for the sale of Calgon Vestal Laboratories to ConvaTec, a division of Bristol-Myers Squibb, for a cash purchase price of $261.5 million. Neither business is significant to the Company's financial position or ongoing results of operation.

In September 1994, the Company resumed its 1993 treasury stock buy back program which was suspended in July 1993 in anticipation of the Medco acquisition.

On November 1, 1994, Astra AB paid the Company $820.0 million for an interest in a joint venture. The venture will be carried on in a company called Astra Merck, Inc., in which Merck and Astra each own a 50 percent share. The payment to Merck will result in an estimated after-tax gain of approximately $275.0 million. The transaction is not expected to have a material impact on the Company's ongoing results of operations. However, the transaction will affect the Company's future sales-growth rates, since Astra Merck product sales will no longer be reported as Merck sales. Sales of Astra Merck products were $696.5 million for the nine months ended September 30, 1994.

In November 1994, the Company issued a 200.0 million three-year Swiss franc note. The 5.375% fixed rate inherent in the note was swapped for a floating rate slightly below commercial paper rates and is payable in U.S. dollars. The debt was effectively converted into approximately $156.0 million U.S. dollars through a currency swap under which the Company will exchange U.S. dollars for Swiss francs at maturity.

Part II - Other Information
- ---------------------------


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

     (a)  Exhibit
          -------

          Number     Description                   Method of Filing
          ------     -----------                   ----------------

           11        Computation of Earnings       Filed with this document
                     Per Common Share

           12        Computation of Ratios of      Filed with this document
                     Earnings to Fixed Charges

           27        Financial Data Schedule       Filed with this document

     (b)  Reports on Form 8-K
          -------------------

          During the three-month period ending September 30, 1994, the following report was filed on Form 8-K under Item 5, Other Events:

          1. The report dated August 16, 1994 and filed August 17, 1994 announcing Registrant's intention to sell its specialty chemical units, Kelco and Calgon Vestal Laboratories.

                                   Signatures
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             MERCK & CO., INC.

                                             /s/ Mary M. McDonald
                                             ---------------------------
Date:  November 10, 1994                     MARY M. MCDONALD
                                             Senior Vice President and
                                             General Counsel



                                             /s/ Peter E. Nugent
                                             ---------------------------
Date:  November 10, 1994                     PETER E. NUGENT
                                             Vice President, Controller

                                 EXHIBIT INDEX
                                 -------------



          Exhibit
          Number              Description
          -------             -----------

            11                Computation of Earnings Per Common Share

            12                Computation of Ratios of Earnings to Fixed Charges

            27                Financial Data Schedule