Form 10-K
period 1994-12-31
MERCK & CO INC
filed 1995-03-22
CIK 64978

As filed with the Securities and Exchange Commission on March 22, 1995
================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549
                                 ------------
                                  FORM 10-K

(MARK ONE)

       /X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
               For the Fiscal Year Ended December 31, 1994

                                      or

      /  /     Transition Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934 [No Fee Required]
               For the transition period from __________ to __________


                          Commission File No. 1-3305
                                ---------------
                              MERCK & CO., INC.
                                 P.O. Box 100
                     Whitehouse Station, N. J. 08889-0100
                                (908) 423-1000

  Incorporated in New Jersey                                I.R.S. Employer
                                                   Identification No. 22-1109110

          Securities Registered pursuant to Section 12(b) of the Act:

                                             Name of Each Exchange
  Title of Each Class                         on which Registered
    ---------------                           -------------------
     Common Stock                      New York and Philadelphia Stock Exchanges
    (no par value)

     Number of shares of Common Stock (no par value) outstanding as of February 28, 1995: 1,240,402,835.

     Aggregate market value of Common Stock (no par value) held by non-affiliates on December 31, 1994 based on closing price on February 28, 1995: $52,862,000,000.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                      Documents Incorporated by Reference:

      Document                                               Part of Form 10-K
      --------                                               -----------------
Annual Report to stockholders for the fiscal year              Parts I and II
   ended December 31, 1994

Proxy Statement for the Annual Meeting of                         Part III
   Stockholders to be held April 25, 1995

===============================================================================

                                     PART I

Item 1. Business.

     Merck & Co., Inc. is a worldwide research-intensive health products company that discovers, develops, produces and markets human and animal health products and services. The Company's dominant industry segment is the Human and Animal Health Products and Services segment, which includes Medco Containment Services, Inc. ("Medco"), acquired in November 1993.



     The following table shows the sales of various classes of the Company's products and services:

               ($ in millions)                       1994          1993          1992
               ---------------                       ----          ----          ----

Cardiovasculars...............................     $ 5,351.6     $ 4,820.8      $4,482.0
Anti-ulcerants................................       1,565.7       1,324.0       1,043.9
Antibiotics...................................         827.4         868.7         942.2
Vaccines/biologicals..........................         485.3         522.9         485.3
Ophthalmologicals.............................         482.3         454.6         457.2
Anti-inflammatories/analgesics................         270.6         336.8         430.5
Other Merck human health......................         433.4         446.8         373.4
Other human health............................       4,103.9         296.6         ---
Animal health/crop protection.................       1,027.4         916.7         853.1
Specialty chemical............................         422.2         510.3         594.9
                                                   ---------     ---------      --------
     Total....................................     $14,969.8     $10,498.2      $9,662.5
                                                   =========     =========      ========

     Human health products include therapeutic and preventive agents, generally sold by prescription, for the treatment of human disorders. Among these are cardiovascular products, of which Vasotec (enalapril maleate), Mevacor (lovastatin), Zocor (simvastatin), Prinivil (lisinopril) and Vaseretic (enalapril maleate-hydrochlorothiazide) are the largest-selling;
anti-ulcerants, of which Pepcid (famotidine) and Prilosec (omeprazole) (through October 31, 1994) are the largest-selling; antibiotics, of which Primaxin (imipenem-cilastatin sodium), Noroxin (norfloxacin) and Mefoxin (cefoxitin sodium) are the largest-selling; vaccines/biologicals, of which M-M-R II (measles, mumps and rubella virus vaccine live) and Recombivax HB (hepatitis B vaccine recombinant) are the largest-selling; ophthalmologicals, of which Timoptic (timolol maleate) is the largest-selling; anti-inflammatory/ analgesic products, of which Indocin (indomethacin), Clinoril (sulindac) and Dolobid (diflunisal) are the largest-selling; and other Merck human health products which include Proscar (finasteride), a treatment for symptomatic benign prostate enlargement, antiparkinsonism products, psychotherapeutics and a muscle relaxant. "Other human health" primarily includes Medco sales of non-Merck products and Medco human health services, principally managed prescription drug programs.

     Animal health/crop protection products include animal medicinals used for control and alleviation of disease in livestock, small animals and poultry. These products are primarily antiparasitics, of which Ivomec (ivermectin) for the control of internal and external parasites in livestock and Heartgard-30 (ivermectin) for the prevention of canine heartworm disease are the largest-selling; crop protection products, of which abamectin-based miticides/insecticides are the largest-selling; coccidiostats for the treatment of poultry disease; and poultry breeding stock.

     Specialty chemical products are used in health care, food processing, oil exploration, paper, textiles and personal care.

     In 1994, the Federal Food and Drug Administration ("FDA") cleared Trusopt (dorzolamide hydrochloride), the first topical carbonic anhydrase inhibitor for treatment of elevated intraocular pressure in patients with ocular hypertension or open-angle glaucoma, for marketing in the United States. The drug has also been cleared for marketing in Sweden, the United Kingdom and New Zealand. In addition, Fosamax (alendronate sodium), for treatment of osteoporosis in postmenopausal women, was cleared for marketing in Italy in 1993 and in Mexico in 1994. Regulatory filings for Fosamax have been made in 35 countries and are planned in the United States in 1995. Fosamax is licensed to the Company by Istituto Gentili of Italy. Also during 1994, the Company submitted licensing applications for Vaqta, a highly purified vaccine for the prevention of hepatitis A, in Canada, China, Germany and the United Kingdom and the Product License Application for Vaqta was filed in the United States. On March 17, 1995, the FDA licensed Varivax [varicella virus vaccine live (Oka/Merck)] for use against chickenpox in healthy children, adolescents and adults.

     In June 1993, the Company sold its Calgon Water Management business for $307.5 million to English China Clays plc. In August 1994, the Company announced its intention to sell its remaining specialty chemical units, Kelco and Calgon Vestal Laboratories. The decision reflects the Company's intention to focus its resources more fully on its core human and animal health business. In January 1995, the Company sold its Calgon Vestal Laboratories business to Bristol-Myers Squibb for $261.5 million. In February 1995, the Company sold its Kelco business to Monsanto Company for $1.075 billion. These businesses were not significant to the Company's financial position, liquidity or results of operations. Following these divestitures, the Company is no longer engaged in the specialty chemical business.

     In November 1993, the Company acquired all of the outstanding shares of Medco for approximately $6.6 billion. The purchase price consisted of $2.4 billion in cash, 114.0 million common shares with a market value of $3.8 billion and 36.1 million options valued at $387.1 million, net of tax. Medco principally provides services designed to reduce prescription drug benefit costs through managed prescription drug programs.

     In May 1993, the Company and Pasteur Merieux Serums & Vaccins ("Pasteur Merieux"), which is part of the Rhone-Poulenc group, signed an agreement to form a joint venture to market human vaccines and to collaborate in the development of new combination vaccines for distribution in the European Union ("EU") and the European Free Trade Association. In November 1994, after receiving the approval of the EU, the Company and Pasteur Merieux contributed their European vaccine businesses for equal shares in the joint venture, known as Pasteur Merieux MSD, S.N.C. The joint venture is subject to monitoring by the EU, to which the partners agreed to certain undertakings in return for an exemption from European Competition Law, effective until December 2007. The joint venture is active through affiliates in Belgium, Denmark, Italy, Germany, Spain and the United Kingdom, and through distributors throughout the rest of Europe.

     Effective April 1992, the Company, through the Merck Vaccine Division, and Connaught Laboratories, Inc. ("Connaught"), an affiliate of Pasteur Merieux, agreed to collaborate on the development and marketing of combination pediatric vaccines and to promote selected vaccines in the United States. The research and marketing collaboration enables the companies to pool their resources to expedite the development of vaccines combining several different antigens to protect children against a variety of diseases, including Haemophilus influenzae type B, hepatitis B, diphtheria, tetanus, pertussis and poliomyelitis. In addition, the Company and Connaught have agreed to promote a number of each other's vaccine products.

     In 1989, the Company and E. I. du Pont de Nemours and Company ("DuPont") agreed to form a long-term research and marketing collaboration to develop a new class of therapeutic agents for high blood pressure and heart disease, discovered and developed by DuPont, called angiotensin II receptor antagonists. In return, the Company provided DuPont marketing rights in the United States and Canada to its prescription medicines, Sinemet (carbidopa-levodopa) and Sinemet CR (sustained-release formulation).

     Effective January 1991, the Company and DuPont entered into a joint venture to form a worldwide pharmaceutical company for the research, marketing, manufacturing and sale of pharmaceutical and imaging agent products. DuPont contributed its entire worldwide pharmaceutical and radiopharmaceutical imaging agents businesses to the joint venture and is providing administrative services. The Company is providing research and development expertise, development funds, certain European marketing rights to several of its prescription medicines, international industry expertise and cash. In January 1995, the joint venture began co-promotion of the Company's prescription medicines, Prinivil and Prinzide (lisinopril and hydrochlorothiazide), in the United States.

     Under separate agreements between the Company and DuPont, the Company has an exclusive license to market Cozaar (losartan potassium) and Hyzaar (losartan potassium and hydrochlorothiazide), the first of a new class of drugs for treatment of high blood pressure and heart failure. Commencing in 1993, marketing applications were submitted worldwide for Cozaar and in the United States and France for Hyzaar. In 1994, Cozaar was cleared for marketing in Denmark, Norway, Sweden, Switzerland and the United Kingdom for the treatment of hypertension.

     In December 1994, the Company agreed to arrangements that, among other things, eliminated the Company's right to offset the consequences of disproportionate allocations of the DuPont Merck joint venture income and expense against the Company's right to receive a disproportionate share of income arising from its 1989 long-term research and marketing agreement with DuPont. Accordingly, the Company recorded a $499.6 million provision for an obligation to the joint venture. This obligation is a function of the favorable performance of assets contributed by DuPont to the joint venture through December 31, 1994 and certain contractual commitments of the Company. It is anticipated that this obligation will be discharged over a period of six years beginning in 1995.

     In January 1993, the Company and Johnson & Johnson finalized an agreement to extend into Europe the U.S. joint venture that was formed in 1989. This European extension currently markets and sells over-the-counter pharmaceutical products in France, Germany, Italy, Spain and the United Kingdom. In January 1994, the Company and Johnson & Johnson acquired all of the stock of Laboratoires J.P. Martin, a leading self-medication business in France.

     In January 1993, the Company submitted a New Drug Application ("NDA") to the FDA for Pepcid AC, an over-the-counter form of the Company's ulcer medication Pepcid, to be marketed in the United States by the joint venture. Beginning January 1993, marketing approval applications for over-the-counter Pepcid have also been filed in 16 European countries and 6 other countries. In 1994, the marketing licenses for Pepcid AC were cleared in the United Kingdom, New Zealand and Cyprus.

     In 1982, the Company entered into an agreement with Astra AB ("Astra") to develop and market Astra products in the United States. Under the first phase of the agreement, the Company marketed three Astra products, Prilosec, Plendil (felodipine) and Tonocard (tocainide hydrochloride), in exchange for a royalty. In July 1993, the Company's total sales of Astra products reached the level that triggered the first step in the establishment of a separate entity for operations related to Astra products in the United States. On November 1, 1994, Astra paid the Company $820.0 million for an interest in a joint venture that will be carried on in a company called Astra Merck Inc., in which the Company and Astra each own a 50 percent share. This joint venture will develop and market most new prescription medicines from Astra's research.

     In 1994, the Company established new subsidiaries in South Korea, Cyprus, Peru, Holland and Germany, and established new branch offices in Chile, the Philippines and Slovenia. The Company also established new representation offices in Latvia, Croatia, Estonia and Sri Lanka, and established a new joint venture company in China for manufacturing, sales and promotion of certain products of the Company.

     Competition -- The markets in which the Company's business is conducted are highly competitive. Such competition involves an intensive search for technological innovations and the ability to market these innovations effectively. With its long-standing emphasis on research and development, the Company is well prepared to compete in the search for technological innovations. Additional resources to meet competition include quality control, flexibility to meet exact customer specifications, an efficient distribution system and a strong technical information service. The Company is active in acquiring and marketing products through joint ventures and licenses and has been expanding its sales and marketing efforts to further address changing industry conditions. However, the introduction of new products and processes by competitors may result in price reductions and product replacements, even for products protected by patents. For example, the number of compounds available to treat each disease entity has increased during the past several years and has resulted in slowing the growth in sales of certain of the Company's products.

     In addition, particularly in the area of human pharmaceutical products, legislation enacted in all states allows, encourages or, in a few instances, in the absence of specific instructions from the prescribing physician, mandates the use of "generic" products (those containing the same active chemical as an innovator's product) rather than "brand-name" products. Governmental and other pressures toward the dispensing of generic products have significantly reduced the sales of certain of the Company's products no longer protected by patents, such as Clinoril and Aldomet (methyldopa), and slowed the growth of certain other products. In 1992, the Company formed a new division, West Point Pharma, to market the generic form of its product Dolobid. In 1993, West Point Pharma began marketing an additional 11 off-patent Company drugs in more than 20 different packages. In December 1994, the Company entered into a distribution agreement with Endo Laboratories, L.L.C. ("Endo"), a wholly-owned subsidiary of The DuPont Merck Pharmaceutical Company, effectively transferring most of its generics business to Endo.

     Medco's pharmacy benefit management business is highly competitive. Medco competes with other pharmacy benefit managers, retail prescription drug claims processors, insurance companies and other providers of health care and/or administrators of health-care programs. Medco competes primarily on the basis of its ability to design and administer innovative programs which contain a plan sponsor's overall prescription drug costs, its flexibility in handling integrated prescription drug programs resulting from its ability to dispense drugs through mail service and act as retail prescription drug manager, and the sophistication and quality of its systems, procedures and services.

     See also the description of the effect upon competition of the Drug Price Competition and Patent Term Restoration Act of 1984 ("PTRA") on page 6.

     It is generally the Company's position to limit individual product price increases of its pharmaceutical products in the United States to the Consumer Price Index ("CPI") plus 1 percent on an annual basis and to limit the net weighted average price increase for the full human health pharmaceutical product line to the general rate of inflation as measured by the CPI.

     Distribution -- Promotion of the Company's human and animal health products and services are generally made by professional representatives. Customers for human health products include drug wholesalers and retailers, hospitals, clinics, governmental agencies, managed health-care providers such as health maintenance organizations and other institutions. Customers for human health services include corporations, labor unions, insurance companies, Blue Cross and Blue Shield organizations, Federal and state employee plans, health maintenance and similar organizations. Customers for animal health/crop protection products include veterinarians, distributors, wholesalers, retailers, feed manufacturers, veterinary suppliers and laboratories.

     Raw Materials -- Raw materials and supplies are normally available in quantities adequate to meet the needs of the Company's business.

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

     In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the health-care system, either nationally or at the state level. Although a Federal reform bill was not enacted during the last Congress, some states have passed reform legislation and further Federal and state developments are expected. The debate to reform the health-care system is expected to be protracted and intense. Although the Company is positioned to respond to evolving market forces, it cannot predict the outcome or effect of legislation resulting from the reform process.

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

     Additionally, Congress and the regulatory agencies have sought to reduce the cost of drugs paid for with Federal funds. In 1990, the Company initiated its Equal Access to Medicines Program ("EAMP") on its single source products, under which it generally offered its "best price" discount to state Medicaid programs that grant open access to the Company's products. The Omnibus Budget Reconciliation Act of 1990 ("OBRA") largely reflects the Company's best price approach. As a result of a national agreement, effective January 1, 1991, signed by the Company with the Secretary of Health and Human Services and administered by the Health Care Financing Administration ("HCFA") pursuant to OBRA, Medicaid received a minimum rebate of 12.5 percent off average manufacturer's price ("AMP") through September 30, 1992, and will receive a minimum rebate of 15.4 percent off AMP through 1995, on the Company's outpatient drugs reimbursed under Medicaid. In conjunction with implementation of the Federal program under OBRA, the Company's separate EAMP agreements with individual states have been permitted to lapse or have been terminated. Effective in 1992, the terms of the Federal HCFA rebate agreement were generally substituted for the EAMP agreements.

     In January 1992, the Company announced that it would provide discounts on its single-source prescription medicines to non-profit health centers for the poor that are Federally funded under sections 329-330 of the Public Health Service Act that qualify for the Company's program and agree to assure access to the Company's drugs. The discounts were largely based on those that the Company provided Medicaid under the Federal "best price" legislation. The discounts were ultimately provided to such centers for single-source, outpatient prescription drugs (not reimbursed by Medicaid) purchased directly from the Company by the centers for their patients.

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

     The Omnibus Budget Reconciliation Act of 1993 established a new Federal Vaccines for Children entitlement program, under which the U.S. Centers for Disease Control and Prevention ("CDC") funds and purchases recommended pediatric vaccines at a capped public sector price for the immunization of Medicaid-eligible, uninsured native American and certain underinsured children. The Company was awarded three CDC contracts in September 1994 for the supply of its pediatric vaccines for this program, and is currently negotiating an agreement with CDC for distribution of these vaccines to participating physicians.

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

     Patent portfolios developed for products introduced by the Company normally provide marketing exclusivity. This is the case with the following major products in the United States: Chibroxin (norfloxacin), Enacard (enalapril maleate for use in dogs), ivermectin-containing products, Mefoxin, Mevacor, Noroxin, PedvaxHIB (the Company's pediatric vaccine for prevention of Haemophilus influenzae type B infections), Pepcid, Primaxin, Proscar, Timoptic, Trusopt, Vaseretic, Vasotec and Zocor. Prinivil is subject to a license to a third party and is not marketed exclusively by the Company.

     Product patent protection in the United States has expired for the following human and animal pharmaceutical products: Aldomet, Aldoril (methyldopa and hydrochlorothiazide), Amprol (amprolium), Blocadren (timolol maleate), Clinoril, Decadron (dexamethasone), Diuril (chlorothiazide), Dolobid, Flexeril (cyclobenzaprine hydrochloride), HydroDiuril (hydrochlorothiazide), Indocin, Moduretic (amiloride HCl-hydrochlorothiazide), Sinemet, and TBZ and Thibenzole (thiabendazole).

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

     The PTRA in the United States permits restoration of up to five years of the patent term for new products to compensate for patent term lost during the regulatory review process. Additionally, under the PTRA new chemical entities approved after September 24, 1984 receive a period of five years' exclusivity from the date of NDA approval, during which time an "abbreviated NDA" or "paper NDA" may not be submitted to the FDA. Similarly, in the case of non-new chemical entities approved after September 24, 1984, the applications for which include the new data of clinical investigations conducted or sponsored by the applicant essential to approval, no abbreviated NDA or paper NDA may become effective before three years from NDA approval. However, the PTRA has also resulted in a general increase in the number and use of generic products marketed in the United States because the regulatory requirements for approval of generic versions of off-patent pioneer drugs have significantly lessened. Additionally, the PTRA has increased the incentive for abbreviated NDA applicants to challenge the validity of U.S. patents claiming pioneer drugs because such a challenge could result in an earlier effective approval date for the generic version of the pioneer drug and a six-month period during which other generic versions of the pioneer drug could not be marketed.

     In Japan, a patent term restoration law enacted in 1988 provides, under specific conditions, up to five years of additional patent life for pharmaceuticals. In 1992, the Council of the European Communities published a regulation which created supplementary protection certificates for medicinal products. Thus, as of January 1993, certain medicinal products sold in the EU became eligible for up to five years of market exclusivity after patent expiration. However, this market exclusivity will expire throughout the EU 15 years after the first product approval in the EU. In February 1993, Canada enacted Bill C91 which significantly modified Canadian patent law by eliminating compulsory licensing of pharmaceutical products after December 20, 1991. Thus, patented pharmaceutical products will have market exclusivity for the full 20-year patent life in Canada.

     The North American Free Trade Agreement was passed in November 1993. Pursuant to the agreement, Mexico improved its patent law to meet international standards and to provide full patent protection to pharmaceutical products. The General Agreement on Tariff and Trade negotiations were concluded in December 1993 and the U.S. implementing legislation was enacted in December 1994, requiring certain changes in U.S. law by June 1995. This agreement requires developing countries to upgrade their intellectual property laws to meet minimum international standards and to provide full patent protection for pharmaceutical products not later than the end of a ten-year transition period.

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

     Royalties received during 1994 on patent and know-how licenses and other rights amounted to $76.0 million. The Company also paid royalties amounting to $272.5 million in 1994 under patent and know-how licenses it holds.

Research and Development

     The Company's business is characterized by the introduction of new products or new uses for existing products through a strong research and development program. Approximately 6,300 people are employed in the Company's research activities. Expenditures for the Company's research and development programs were $1,230.6 million in 1994, $1,172.8 million in 1993 and $1,111.6 million in 1992 and will be close to $1.3 billion in 1995. The Company maintains its ongoing commitment to research over a broad range of therapeutic areas and clinical development in support of new products. Total expenditures for the period 1980 through 1994 exceeded $9.8 billion with a compound annual growth rate of 13 percent. Costs incurred by the joint ventures in which the Company participates, totaling $319.4 million in 1994, are not included in the Company's consolidated research and development expenses.

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

     In the development of human and animal health products, industry practice and government regulations in the United States and most foreign countries provide for the determination of effectiveness and safety of new chemical compounds through pre-clinical tests and controlled clinical evaluation. Before a new drug may be marketed in the United States, recorded data on the experience so gained are included in the NDA, the biological Product License Application or the New Animal Drug Application to the FDA for the approval required. The development of certain other products, such as insecticides, is also subject to government regulations covering safety and efficacy in the United States and many foreign countries. There can be no assurance that a compound that is the result of any particular program will obtain the regulatory approvals necessary for it to be marketed.

     A new product for the Human and Animal Health segment resulting from this research and development program for which a Product License Application was submitted to the FDA in 1992 is Varivax, a vaccine for the prevention of chickenpox. On March 17, 1995, the FDA licensed Varivax for use against chickenpox. In 1993, the Company submitted an NDA for Pepcid AC, an over-the-counter form of the Company's ulcer medication Pepcid, to be marketed by the Johnson & Johnson--Merck Consumer Pharmaceuticals Co.

Employees

     At the end of 1994, the Company had 47,500 employees worldwide, with 30,400 employed in the United States, including Puerto Rico. Approximately 25 percent of the Company's worldwide employees are represented by various collective bargaining groups.

Environmental Matters

     The Company believes that it is in compliance in all material respects with applicable environmental laws and regulations. The Company has maintained a leadership role in supporting environmental initiatives and fostering pollution prevention by actions including the elimination of, or application of best available technology to, air emissions of carcinogens or suspect carcinogens by the Company, which was accomplished in 1993. Projects are currently underway to reduce all environmental releases of toxic chemicals by 90 percent by the end of 1995. In 1994, the Company incurred capital expenditures of approximately $76.2 million for environmental control facilities. Capital expenditures for this purpose are forecasted to exceed $300.0 million for the years 1995 through 1999. In addition, the Company's operating and maintenance expenditures for pollution control were approximately $64.8 million in 1994. Expenditures for this purpose for the years 1995 through 1999 are forecasted to exceed $380.0 million. The Company is also remediating environmental contamination resulting from past industrial activity at certain of its sites. Remediation expenditures were $24.1 million in 1994 and are estimated at $160.0 million for the years 1995 through 1999. The Company has been accruing for these costs. Management does not believe that these expenditures should ultimately result in a material adverse effect on the Company's financial position, results of operations, liquidity or capital resources.

Geographic Area Information

     The Company's operations outside the United States are conducted primarily through subsidiaries. Sales by subsidiaries outside the United States were 32 percent of sales in 1994, 44 percent of sales in 1993 and 46 percent of sales in 1992. The decline in the percentage of sales outside the United States in 1994 is due to higher domestic sales resulting from the Medco acquisition.

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

     The ongoing integration of the European market is impacting businesses operating within the EU, particularly on businesses such as the Company, which maintain research facilities, manufacturing plants and marketing and sales organizations in several different countries in the EU. The Company is in the process of rationalizing its EU operations.

     Over the years, the Company has divested and restructured to reduce its operational exposure in countries where economic conditions or government policies make it difficult to earn fair returns. At the same time, the Company is actively pursuing opportunities in Latin America, Eastern Europe, Asia Pacific and other regions where changes in government, fiscal and regulatory policies are making it possible for the Company to earn fair economic returns. While none of these actions individually has significantly affected operations, the overall impact has been favorable.

     Financial information about geographic areas of the Company's business is incorporated by reference to page 48 of the Company's 1994 Annual Report to stockholders.

Item 2. Properties.

     The Company's corporate headquarters is located in Whitehouse Station, New Jersey. The human and animal health business is conducted through divisional or subsidiary headquarters located in Montvale, New Jersey; Rahway, New Jersey; Walpole, New Hampshire; West Point, Pennsylvania; and Woodbridge, New Jersey. Principal research facilities for human and animal health products are located in Rahway and West Point. The Company also has production facilities for human and animal health products at 12 locations in the United States. Branch warehouses are conveniently located to serve markets throughout the country. Medco operates its primary businesses through owned or leased facilities in various locations throughout the United States. Outside the United States, through subsidiaries, the Company owns or has an interest in manufacturing plants or other properties in most major countries of the free world.

     Capital expenditures for 1994 were $1,009.3 million compared with $1,012.7 million for 1993. In the United States, these amounted to $772.1 million for 1994 and $759.7 million for 1993. Abroad, such expenditures amounted to $237.2 million for 1994 and $253.0 million for 1993.

     The Company and its subsidiaries own their principal facilities and the manufacturing plants under titles which they consider to be satisfactory. The Company considers that its properties are in good operating condition and that its machinery and equipment have been well maintained. Plants for the manufacture of products are suitable for their intended purposes and have capacities adequate for current and projected needs for existing Company products. Some capacity of the plants is being converted, with any needed modification, to the requirements of newly introduced and future products.

Item 3. Legal Proceedings.

     The Company, including Medco, is party to in excess of 40 antitrust suits, two of which are class actions, instituted by retail pharmacies alleging conspiracies in restraint of trade and challenging the pricing and purchasing practices of the Company and Medco, respectively. A significant number of other pharmaceutical companies have also been sued in the same or similar litigation. Most of these actions, except for several actions pending in California, Alabama and Wisconsin state courts, have been consolidated for pre-trial purposes in the United States District Court for the Northern District of Illinois. While it is not feasible to predict the outcome of these proceedings, in the opinion of the Company, such proceedings should not ultimately result in any liability which would have a material adverse effect on the financial position, liquidity or results of operations of the Company. In addition, prior to the Company's merger with Medco, the Company and Medco were named in an action by a retail pharmacy seeking to enjoin such merger. This proceeding was settled by the Company in March 1995. The settlement includes a consent order that imposes certain restrictions on the exchange of information between the Company and Medco and requires that Medco offer an open formulary. In the opinion of the Company, compliance with the consent order will not have a material adverse effect on the financial position, liquidity or results of operations of the Company.

     The Company is a party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund. These proceedings seek to require the operators of hazardous waste disposal facilities, transporters of waste to the sites and generators of hazardous waste disposed of at the sites to clean up the sites or to reimburse the government for cleanup costs. The Company has been made a party to these proceedings as an alleged generator of waste disposed of at the sites. In each case, the government alleges that the defendants are jointly and severally liable for the cleanup costs. Although joint and several liability is alleged, these proceedings are frequently resolved so that the allocation of cleanup costs among the parties more nearly reflects the relative contributions of the parties to the site situation. The Company's potential liability varies greatly from site to site. For some sites the potential liability is de minimis and for others the costs of cleanup have not yet been determined. While it is not feasible to predict the outcome of many of these proceedings brought by state agencies or private litigants, in the opinion of the Company, such proceedings should not ultimately result in any liability which would have a material adverse effect on the financial position, results of operations, liquidity or capital resources of the Company. The Company has accrued for these costs and such accruals do not include any reduction for anticipated recoveries of cleanup costs from former site owners or operators or other recalcitrant potentially responsible parties.

     In March 1991, the Company reached agreement with the New Jersey Department of Environmental Protection ("DEP") to settle a proceeding, commenced in September 1989, regarding alleged violations by the Company of discharge limitations in two permits for its Rahway, New Jersey site. The Administrative Consent Order ("ACO") settling this matter provided that improvements to the site's wastewater and stormwater discharge systems be completed no later than November 1, 1994. In addition to equipment improvements made to the site's wastewater discharge system, the Company also initiated a comprehensive stormwater investigation to determine the causes for the alleged stormwater contamination. In response to the study's findings that some of the limits set in the original permit were not technically achievable, DEP issued a new discharge permit to the Rahway site on November 1, 1994, effective January 1, 1995. Issuance of the new permit satisfies the remaining requirements of the ACO.

     A consent decree was entered into in July 1993 between Kelco Division and the State of California in settlement of allegations by the State that Kelco's San Diego facility had violated its wastewater discharge permit pH limits. The consent decree provided that Kelco pay penalties of $200,000 for alleged past violations and that the San Diego facility continuously monitor its wastewater discharges to the sewerage authority and demonstrate continuous compliance with its permit pH limits for a period of one year. Kelco recently satisfied the terms of the consent decree and the Court entered an order terminating the consent decree on December 23, 1994.

     In May 1994, Kelco received a Notice of Violation from Environmental Protection Agency Region 9 alleging that Kelco failed to obtain agency pre-construction approvals required by the Clean Air Act for physical and/or process modifications made at its San Diego facility. It is likely that any final settlement of these and other possible violations will require the installation of additional pollution reduction equipment as well as the payment of a fine of approximately $1.5 million.

     In December 1994, the Federal Trade Commission requested the Company to produce documents and information in connection with a non-public investigation concerning the pharmacy benefit management business. Although it is not feasible to predict the outcome of this proceeding, it is the opinion of management that its outcome will not have a material adverse effect on the financial position, liquidity or results of operations of the Company.

     There are various other legal proceedings, principally product liability and intellectual property suits, which are pending against the Company. While it is not feasible to predict the outcome of these proceedings, in the opinion of the Company, all such proceedings are either adequately covered by insurance or, if not so covered, should not ultimately result in any liability which would have a material adverse effect on the financial position, liquidity or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

         Not applicable.

                               -----------------

Executive Officers of the Registrant (as of March 1, 1995)

RAYMOND V. GILMARTIN -- Age 54

       November, 1994 -- Chairman of the Board, President and Chief Executive
         Officer

       June, 1994 -- President and Chief Executive Officer

       Prior to June, 1994, Mr. Gilmartin was President and Chief Executive
         Officer (1989 to 1992) and Chairman, President and Chief Executive Officer (1992 to 1994) of Becton Dickinson and Company (medical supplies and devices and diagnostic systems).

DAVID W. ANSTICE -- Age 46

       September, 1994 -- President, Human Health-U.S./Canada--responsible for the Company's prescription drug business in the United States and Canada, worldwide coordination of marketing policies and medical and scientific affairs

       January, 1994 -- President, Human Health-Europe

       January, 1993 -- Senior Vice President, Merck Human Health Division
         (MHHD)-Europe

       April, 1991 -- Senior Vice President, MHHD and President, U.S. Human
         Health

       July, 1989 -- Vice President, Marketing, Merck Sharp & Dohme Division

CELIA A. COLBERT -- Age 38

       November, 1993 -- Secretary and Assistant General Counsel

       September, 1993 -- Secretary

       February, 1993 -- Secretary, New Products Committee

       October, 1992 -- Counsel, Corporate Staff

       May, 1991 -- Associate Counsel, Corporate Staff

       November, 1988 -- Senior Attorney, Corporate Staff

CLIFFORD S. CRAMER -- Age 43

       July, 1993 -- Vice President, Planning and Development -- responsible for strategic planning and external growth activities

       April, 1990 -- Executive Director, Corporate Development

       June, 1987 -- Senior Director, Corporate Development

STEVEN M. DARIEN -- Age 52

       April, 1990 -- Vice President, Human Resources

       May, 1989 -- Vice President, Worldwide Personnel

CAROLINE DORSA -- Age 35

       January, 1994 -- Treasurer

       July, 1993 -- Executive Director, Customer Marketing, U. S. Human Health
         (USHH)

       June, 1992 -- Executive Director, Pricing and Strategic Planning, USHH

       April, 1990 -- Executive Director, Financial Evaluation and Analysis

       June, 1989 -- Director, Pension and Benefits Investment

R. GORDON DOUGLAS JR. -- Age 60

       January, 1994 -- President, Merck Vaccines--responsible for all functional areas, including development, manufacture and marketing, of the vaccines business

       April, 1991 -- President, Merck Vaccine Division

       October, 1989 -- Senior Vice President, Medical & Scientific Affairs

KENNETH C. FRAZIER -- Age 40

       April, 1994 -- Vice President, Public Affairs

       May, 1992 -- Vice President, General Counsel and Secretary, Astra/Merck
         Group

       Prior to May, 1992, Mr. Frazier was a partner at the law firm Drinker, Biddle & Reath for more than five years.

BERNARD J. KELLEY -- Age 53

       December, 1993 -- President, Merck Manufacturing Division (MMD)

       August, 1993 -- Senior Vice President, Operations, MMD

       September, 1991 -- Senior Vice President, Administration, Planning and
         Quality, MMD

       September, 1989 -- Vice President, Business Affairs, Merck AgVet Division

JUDY C. LEWENT -- Age 46

       September, 1994 -- Senior Vice President and Chief Financial Officer-- responsible for financial and public affairs functions, The Merck Company Foundation, internal auditing and the Company's joint venture relationships

       December, 1993 -- Senior Vice President and Chief Financial Officer-- responsible for financial and public affairs functions and The Merck Company Foundation

       June, 1993 -- Senior Vice President, Chief Financial Officer and
         Controller

       January, 1993--Senior Vice President and Chief Financial Officer

       April, 1990 -- Vice President, Finance and Chief Financial Officer

       October, 1987 -- Vice President and Treasurer

HENRI LIPMANOWICZ -- Age 56

       January, 1995 -- President, Human Health-Intercontinental Region and
         Japan--responsible for the Company's prescription drug operations in the Near East, the Far East, Eastern Europe, Africa, Latin America, Australia, New Zealand and Japan

       January, 1994 -- President, Human Health-Merck Intercontinental Region
         (MIR)/Japan

       June, 1991 -- Senior Vice President, MIR, Merck Human Health Division

       April, 1989 -- Vice President, Mid-Europe, Merck Sharp & Dohme
         International Division

PER G. H. LOFBERG -- Age 47

       January, 1994 -- President, Merck-Medco Managed Care Division

       April, 1991 -- Senior Executive Vice President, Strategic Planning and
         Marketing, Medco Containment Services, Inc. (Medco)

       Prior to April, 1991, Mr. Lofberg was an executive officer of Medco for more than five years.

MARY M. MCDONALD -- Age 50

       January, 1993 -- Senior Vice President and General Counsel

       April, 1991 -- Vice President and General Counsel

       May, 1990 -- Assistant General Counsel and Counsel, Merck Sharp & Dohme
         International Division

       November, 1986 -- Assistant General Counsel, Corporate Staff

PETER E. NUGENT -- Age 52

       September, 1993 -- Vice President, Controller

       July, 1989 -- Vice President, Corporate Taxes

JOHN M. PRESTON -- Age 48

       April, 1993 -- President, Merck AgVet Division

       July, 1992 -- Executive Vice President, Merck AgVet Division

       September, 1991 -- Vice President, Business Affairs, MSD AGVET Division

       February, 1991 -- Executive Director, Technical Services, MSD AGVET
         Division

       September, 1987 -- Executive Director, Animal Science Research, Merck
         Sharp & Dohme Research Laboratories

EDWARD M. SCOLNICK -- Age 54

       September, 1994 -- Executive Vice President, Science and Technology and
         President, Merck Research Laboratories (MRL) -- responsible for worldwide research function and activities of Merck Manufacturing Division, computer resources and corporate licensing

       December, 1993 -- Executive Vice President, Science and Technology and
         President, MRL -- responsible for worldwide research function and activities of Merck Manufacturing Division and computer resources

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

       May, 1985 -- President, Merck Sharp & Dohme Research Laboratories
         Division

BENNETT M. SHAPIRO -- Age 55

       September, 1990 -- Executive Vice President, Worldwide Basic Research,
         Merck Research Laboratories

       Prior to September, 1990, Dr. Shapiro was Professor, Department of
         Biochemistry, University of Washington for more than five years.

PER WOLD-OLSEN -- Age 47

       September, 1994 -- President, Human Health-Europe -- responsible for the
         Company's European prescription drug business

       January, 1994 -- Senior Vice President, Worldwide Human Health Marketing

       September, 1991 -- Senior Vice President, Human Health Marketing, Merck
         Human Health Division (MHHD)

       June, 1991 -- Vice President, Human Health Marketing, MHHD

       January, 1990 -- Regional Director-Scandinavia and Vice President, MSD
         Europe

     All officers listed above serve at the pleasure of the Board of Directors. None of these officers was elected pursuant to any arrangement or understanding between the officer and the Board. There are no family relationships among the officers listed above.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

     The information required for this item is incorporated by reference to pages 37 and 50 of the Company's 1994 Annual Report to stockholders.

Item 6.  Selected Financial Data.

     The information required for this item is incorporated by reference to the data for the last five fiscal years of the Company included under Results for Year and Year-End Position in the Selected Financial Data included on page 50 of the Company's 1994 Annual Report to stockholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information required for this item is incorporated by reference to pages 29 through 37 of the Company's 1994 Annual Report to stockholders.

Item 8.  Financial Statements and Supplementary Data.

     (a) Financial Statements

     The consolidated balance sheet of Merck & Co., Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1994 and the report dated January 24, 1995 of Arthur Andersen LLP, independent public accountants, are incorporated by reference to pages 38 through 48 and page 49 of the Company's 1994 Annual Report to stockholders.

     (b) Supplementary Data

     Selected quarterly financial data for 1994 and 1993 are incorporated by reference to page 37 of the Company's 1994 Annual Report to stockholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The required information on directors and nominees is incorporated by reference to pages 2 (beginning with the caption "Election of Directors") -5 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 1995. Information on executive officers is set forth in Part I of this document on pages 11-14.

Item 11.  Executive Compensation.

     The information required for this item is incorporated by reference to pages 7 and 13-19 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 1995.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information required for this item is incorporated by reference to pages 8-9 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 1995.

Item 13.  Certain Relationships and Related Transactions.

     The information required for this item is incorporated by reference to page 7 (under the caption "Relationships with Outside Firms") of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 1995.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) Documents filed as part of this Form 10-K

         Financial Statements:

         Consolidated statement of income for the years ended December 31, 1994, 1993 and 1992

         Consolidated statement of retained earnings for the years ended
           December 31, 1994, 1993 and 1992

         Consolidated balance sheet, December 31, 1994 and 1993

         Consolidated statement of cash flows for the years ended December
           31, 1994, 1993 and 1992

         Notes to financial statements

         Report of independent public accountants

     This information is incorporated by reference to the Company's 1994 Annual Report to stockholders, as noted on page 15 of this document.

     The registrant is primarily an operating company and all of the subsidiaries included in the consolidated financial statements filed are wholly owned except for minority interests in six consolidated subsidiaries.

     Schedules are omitted because they are either not required or not applicable.

(b) Exhibits



         Exhibit
         Number                     Description                                 Method of Filing
         ------                     -----------                                 ----------------
         2        --       Agreement and Plan of Merger By and                  Incorporated by reference to Regis-
                              Among Merck & Co., Inc., M Acquisition              tration  Statement  on  Form S-4
                              Corp. and Medco Containment Services,               (No. 33-50667)
                              Inc., as amended

         3(a)     --       Restated Certificate of Incorporation of             *
                              Merck & Co., Inc. (May 6, 1992)

         3(b)     --       By-Laws of Merck & Co., Inc. (as amended             Filed with this document
                              effective June 9, 1994)

         10(a)    --       Executive Incentive Plan (as amended                 Filed with this document
                              effective February 23, 1994)

         10(b)    --       1981 Incentive Stock Option Plan                     *
                              (as amended effective May 6, 1992)

         10(c)    --       1981 Nonqualified Stock Option Plan (as              *
                              amended effective May 6, 1992)

         10(d)    --       1987 Incentive Stock Plan (as amended                *
                              effective May 6, 1992)

         10(e)    --       1991 Incentive Stock Plan (as amended                Filed with this document
                              effective February 23, 1994)

         10(f)    --       Non-Employee Directors Stock Option Plan             *
                              (as adopted on April 28, 1992 and
                              restated May 6, 1992)

         10(g)    --       Supplemental Retirement Plan (as amended             Filed with this document
                              effective January 1, 1995)

         10(h)    --       Retirement Plan for the Directors of                 *
                              Merck & Co., Inc. (as adopted on
                              September 22, 1987, effective
                              April 29, 1987)

         10(i)    --       Plan for Deferred Payment of Directors'              Filed with this document
                              Compensation (as amended effective
                              April 1, 1994)

         10(j)    --       Medco 1991 Class B Stock Option Plan, as             **
                              amended

         10(k)    --       Medco Class A 1983 Non-Qualified Stock               **
                              Option Plan

         10(l)    --       Form of Stock Option Agreement                       **
                              dated October 14, 1992 between Medco
                              and Per G.H. Lofberg (together with a list
                              showing the number of options held)

         10(m)    --       Employment Agreement between Per G.H.                ***
                              Lofberg and Medco dated April 1, 1993

         10(n)    --       Employment Agreement between Raymond V.              Incorporated by reference to Form
                              Gilmartin and the Company dated                     10-Q Quarterly Report for the
                              June 9, 1994                                        period ended June 30, 1994

         11       --       Computation of Earnings per Common Share             Filed with this document

         12       --       Computation of Ratios of Earnings to Fixed           Filed with this document
                             Charges



         Exhibit
         Number                     Description                                 Method of Filing
         ------                     -----------                                 ----------------
         13       --       1994 Annual Report to stockholders (only             Filed with this document
                             those portions incorporated by reference in
                             this document are deemed "filed")

         21       --       List of subsidiaries                                 Filed with this document

         24       --       Power of Attorney and Certified Resolution           Filed with this document
                              of Board of Directors

         27       --       Financial Data Schedule                              Filed with this document

- --------------
    *    Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1992

   **    Incorporated  by reference to Post  Effective  Amendment  No. 1 to  Registration  Statement on Form S-8 to
         Form S-4 Registration Statement (No. 33-50667)

  ***    Incorporated by reference to Form 10-K Annual Report of Medco  Containment  Services,  Inc. for the fiscal year ended June 30, 1993


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

     (c) Reports on Form 8-K

     During the three-month period ended December 31, 1994, the Company filed two Current Reports on Form 8-K:

          (i) In a report dated November 1, 1994 and filed November 7, 1994, the Company announced (1) Astra AB paid the Company $820 million for an interest in a joint venture, to be carried on in Astra Merck Inc. and (2) the signing of a definitive agreement for the sale of the Company's Calgon Vestal Laboratories business to Bristol-Myers Squibb.

          (ii) In a report dated December 20, 1994 and filed December 28, 1994, the Company announced the signing of a definitive agreement for the sale of its Kelco business to Monsanto Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MERCK & CO., INC.

Dated:  March 21, 1995

                                               By  RAYMOND V. GILMARTIN
                                                   (Chairman of the Board,
                                                    President and Chief
                                                    Executive Officer)

                                                       By  /s/ CELIA A. COLBERT
                                                           --------------------
                                                             Celia A. Colbert
                                                            (Attorney-in-Fact)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           Signatures                           Title                                Date
           ----------                           -----                                ----
      RAYMOND V. GILMARTIN          Chairman of the Board,                      March 21, 1995
                                      President and Chief Executive
                                      Officer; Principal Executive
                                      Officer; Director

      JUDY C. LEWENT                Senior Vice President and Chief             March 21, 1995
                                      Financial Officer; Principal
                                      Financial Officer

      PETER E. NUGENT               Vice President, Controller;                 March 21, 1995
                                      Principal Accounting Officer

      H. BREWSTER ATWATER, JR.      Director                                    March 21, 1995

      DEREK BIRKIN                  Director                                    March 21, 1995

      LAWRENCE A. BOSSIDY           Director                                    March 21, 1995

      WILLIAM G. BOWEN              Director                                    March 21, 1995

      JOHNNETTA B. COLE             Director                                    March 21, 1995

      CAROLYNE K. DAVIS             Director                                    March 21, 1995

      LLOYD C. ELAM                 Director                                    March 21, 1995

      CHARLES E. EXLEY, JR.         Director                                    March 21, 1995

      WILLIAM N. KELLEY             Director                                    March 21, 1995

      DENNIS WEATHERSTONE           Director                                    March 21, 1995


     Celia A. Colbert, by signing her name hereto, does hereby sign this document pursuant to powers of attorney duly executed by the persons named, filed with the Securities and Exchange Commission as an exhibit to this document, on behalf of such persons, all in the capacities and on the date stated, such persons including a majority of the directors of the Company.

                                               By       /s/ CELIA A. COLBERT
                                                        --------------------
                                                          Celia A. Colbert
                                                         (Attorney-in-Fact)

                                       19

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

     As independent public accountants, we hereby consent to the incorporation of our report, incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 (Nos. 33-21087, 33-21088, 33-36101, 33-40177, 33-51235 and 33-53463), on Form S-4 (No. 33-50667) and on
Form S-3 (Nos. 33-39349, 33-60322, 33-51785 and 33-57421). It should be noted
that we have not audited any financial statements of the Company subsequent to December 31, 1994 or performed any audit procedures subsequent to the date of our report.

                                                     ARTHUR ANDERSEN LLP

New York, New York
March 21, 1995

                                 EXHIBIT INDEX



         Exhibit
         Number                     Description                                      Method of Filing
         -------                    -----------                                      ----------------
         2        --       Agreement and Plan of Merger By and                  Incorporated by reference to Regis-
                             Among Merck & Co., Inc., M Acquisition               tration  Statement  on  Form S-4
                             Corp. and Medco Containment Services,                (No. 33-50667)
                             Inc., as amended

         3(a)     --       Restated Certificate of Incorporation of             *
                             Merck & Co., Inc. (May 6, 1992)

         3(b)     --       By-Laws of Merck & Co., Inc. (as amended             Filed with this document
                             effective June 9, 1994)

         10(a)    --       Executive Incentive Plan (as amended                 Filed with this document
                             effective February 23, 1994)

         10(b)    --       1981 Incentive Stock Option Plan                     *
                             (as amended effective May 6, 1992)

         10(c)    --       1981 Nonqualified Stock Option Plan (as              *
                             amended effective May 6, 1992)

         10(d)    --       1987 Incentive Stock Plan (as amended                *
                             effective May 6, 1992)

         10(e)    --       1991 Incentive Stock Plan (as amended                Filed with this document
                             effective February 23, 1994)

         10(f)    --       Non-Employee Directors Stock Option Plan             *
                             (as adopted on April 28, 1992 and
                             restated May 6, 1992)

         10(g)    --       Supplemental Retirement Plan (as amended             Filed with this document
                             effective January 1, 1995)

         10(h)    --       Retirement Plan for the Directors of                 *
                             Merck & Co., Inc. (as adopted on
                             September 22, 1987, effective
                             April 29, 1987)

         10(i)    --       Plan for Deferred Payment of Directors'              Filed with this document
                             Compensation (as amended effective
                             April 1, 1994)

         10(j)    --       Medco 1991 Class B Stock Option Plan, as             **
                             amended

         10(k)    --       Medco Class A 1983 Non-Qualified Stock               **
                             Option Plan

         10(l)    --       Form of Stock Option Agreement                       **
                             dated October 14, 1992 between Medco
                             and Per G.H. Lofberg (together with a list
                             showing the number of options held)

         10(m)    --       Employment Agreement between Per G.H.                ***
                             Lofberg and Medco dated April 1, 1993

         10(n)    --       Employment Agreement between Raymond V.              Incorporated by reference to Form
                             Gilmartin and the Company dated                      10-Q Quarterly  Report  for  the
                             June 9, 1994                                         period ended June 30, 1994

         11       --       Computation of Earnings per Common Share             Filed with this document

         12       --       Computation of Ratios of Earnings to Fixed           Filed with this document
                             Charges



         Exhibit
         Number                     Description                                      Method of Filing
         -------                    -----------                                      ----------------
         13       --       1994 Annual Report to stockholders (only             Filed with this document
                             those portions incorporated by reference in
                             this document are deemed "filed")

         21       --       List of subsidiaries                                 Filed with this document

         24       --       Power of Attorney and Certified Resolution           Filed with this document
                             of Board of Directors

         27       --       Financial Data Schedule                              Filed with this document

- ---------------
  *    Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1992

 **    Incorporated by reference to Post Effective Amendment No. 1 to Registration Statement on Form S-8 to
       Form S-4 Registration Statement (No. 33-50667)

***    Incorporated by reference to Form 10-K Annual Report of Medco Containment Services, Inc. for the fiscal year ended June 30, 1993
