Form 10-Q
period 1995-03-31
MERCK & CO INC
filed 1995-05-11
CIK 64978

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q


(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1995

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________


                           Commission File No. 1-3305


                               MERCK & CO., INC.
                                 P. O. Box 100
                                One Merck Drive
                      Whitehouse Station, N.J. 08889-0100
                                 (908) 423-1000


Incorporated in New Jersey                        I.R.S. Employer Identification
                                                          No. 22-1109110


The number of shares of common stock outstanding as of the close of business on April 30, 1995:

     Class                                  Number of Shares Outstanding
     -----                                  ----------------------------
  Common Stock.............................         1,236,692,610


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                              Yes [X]     No [ ]

Part I - Financial Information


                       MERCK & CO., INC. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED STATEMENT OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                    ($ in millions except per share amounts)


                                                              Three Months
                                                             Ended March 31
                                                       -------------------------
                                                         1995             1994
                                                       --------         --------
Sales .........................................        $3,817.3         $3,514.3
                                                       --------         --------

Costs, Expenses and Other
  Materials and production ....................         1,726.2          1,455.6

  Marketing and administrative ................           770.0            755.9

  Research and development ....................           288.2            266.3

  Restructuring charge ........................           175.0              --

  Gains on sales of Specialty
    Chemical businesses .......................          (682.9)             --

  Other (income) expense, net .................           445.0             24.2
                                                       --------         --------

                                                        2,721.5          2,502.0
                                                       --------         --------

Income Before Taxes ...........................         1,095.8          1,012.3

Taxes on Income ...............................           338.4            337.1
                                                       --------         --------

Net Income ....................................        $  757.4         $  675.2
                                                       ========         ========

Per Share of Common Stock:

  Net Income ..................................        $    .61         $    .54

  Dividends Declared ..........................        $    .30         $    .28

Average Number of Common
  Shares Outstanding (millions) ...............         1,242.6          1,255.2


    The accompanying notes are an integral part of this financial statement.

                       MERCK & CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      MARCH 31, 1995 AND DECEMBER 31, 1994
                                ($ in millions)

                                                           March 31  December 31
                                                             1995       1994
                                                          ---------   ----------
ASSETS
  Current Assets
    Cash and cash equivalents ........................    $ 2,221.1    $ 1,604.0
    Short-term investments ...........................        823.5        665.7
    Accounts receivable ..............................      2,051.5      2,351.5
    Inventories ......................................      1,672.9      1,660.9
    Prepaid expenses and taxes .......................        704.1        639.6
                                                          ---------    ---------

      Total Current Assets ...........................      7,473.1      6,921.7
                                                          ---------    ---------

  Investments ........................................      1,381.6      1,416.9

  Property, Plant and Equipment, at cost,
    net of allowance for depreciation of
    $2,190.8 in 1995 and $2,376.6 in 1994 ............      4,851.6      5,296.3
  Goodwill and Other Intangibles,
    net of accumulated amortization of
    $272.1 in 1995 and $291.1 in 1994 ................      7,074.0      7,212.3

  Other Assets .......................................        940.0      1,009.4
                                                          ---------    ---------

                                                          $21,720.3    $21,856.6
                                                          =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable and accrued liabilities .........    $ 2,745.2    $ 2,715.4
    Loans payable ....................................        131.1        146.7
    Income taxes payable .............................      2,067.2      2,206.5
    Dividends payable ................................        372.2        380.0
                                                          ---------    ---------

      Total Current Liabilities ......................      5,315.7      5,448.6
                                                          ---------    ---------

  Long-Term Debt .....................................      1,167.7      1,145.9
                                                          ---------    ---------

  Deferred Income Taxes and Noncurrent Liabilities ...      2,890.4      2,914.3
                                                          ---------    ---------

  Minority Interests .................................      1,298.7      1,208.8
                                                          ---------    ---------

  Stockholders' Equity
  Common stock
    Authorized - 2,700,000,000 shares
    Issued     - 1,483,263,643 shares - 1995
               - 1,483,167,594 shares - 1994 ........       4,643.1      4,667.8
  Retained earnings ..................................     11,333.9     10,942.0
                                                          ---------    ---------
                                                           15,977.0     15,609.8
  Less treasury stock, at cost
    244,923,486 shares - 1995
    235,341,571 shares - 1994 ........................      4,929.2      4,470.8
                                                          ---------    ---------

      Total Stockholders' Equity .....................     11,047.8     11,139.0
                                                          ---------    ---------

                                                          $21,720.3    $21,856.6
                                                          =========    =========

    The accompanying notes are an integral part of this financial statement.

                       MERCK & CO., INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                ($ in millions)
                                                              Three Months
                                                             Ended March 31
                                                       ------------------------
                                                          1995          1994
                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .......................................     $   757.4      $   675.2
Adjustments to reconcile net income
  to net cash provided from operations:
    Restructuring charge .........................         175.0            --
    Gains on sales of Specialty
      Chemical businesses ........................        (682.9)           --
    Other ........................................         233.7          177.4
    Net changes in assets and liabilities ........        (107.1)        (170.4)
                                                       ---------      ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES ........         376.1          682.2
                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures .............................        (162.6)        (190.9)
Purchase of securities, subsidiaries
  and other investments ..........................      (1,596.6)      (4,891.3)
Proceeds from sale of securities,
  subsidiaries and other investments .............       1,500.3        5,113.1
Proceeds from sales of Specialty
  Chemical businesses, net of cash
  transferred ....................................       1,321.1            --
Other ............................................         (43.7)          (5.5)
                                                       ---------      ---------

NET CASH PROVIDED BY INVESTING ACTIVITIES ........       1,018.5           25.4
                                                       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings ..............         (16.2)        (300.7)
Proceeds from issuance of debt ...................           --              .1
Payments on debt .................................          (4.3)         (13.0)
Purchase of treasury stock .......................        (530.9)           --
Dividends paid to stockholders ...................        (379.9)        (350.9)
Other ............................................          53.3           14.8
                                                       ---------      ---------

NET CASH USED BY FINANCING ACTIVITIES ............        (878.0)        (649.7)
                                                       ---------      ---------

EFFECT OF EXCHANGE RATE CHANGES
  ON CASH AND CASH EQUIVALENTS ...................         100.5           29.7
                                                       ---------      ---------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS ....................................         617.1           87.6
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR ..............................       1,604.0          829.4
                                                       ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .......     $ 2,221.1      $   917.0
                                                       =========      =========

    The accompanying notes are an integral part of this financial statement.

Notes to Financial Statements

1. The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

     Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full year 1995; in the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

2.    Inventories consisted of:

                                                          ($ in millions)
                                                   -----------------------------
                                                    March 31         December 31
                                                     1995               1994
                                                   --------           --------
      Finished goods ........................      $  927.9           $  926.7
      Raw materials and work in process .....         667.9              684.7
      Supplies ..............................          77.5               65.6
                                                   --------           --------
        Total (approximates current cost) ...       1,673.3            1,677.0
      Reduction to LIFO cost ................            .4               16.1
                                                   --------           --------
                                                   $1,672.9           $1,660.9
                                                   ========           ========

3.    Sales consisted of:
                                                           ($ in millions)
                                                      ------------------------
                                                             Three Months
                                                            Ended March 31
                                                      ------------------------
                                                        1995            1994
                                                      --------        --------
      Human and Animal Health Products and
       Services:
        Cardiovasculars ........................      $1,308.4        $1,233.7
        Anti-ulcerants .........................         273.1           378.7
        Antibiotics ............................         229.4           185.8
        Vaccines/biologicals ...................          96.7           103.6
        Ophthalmologicals ......................         110.8            97.3
        Anti-inflammatories/analgesics .........          39.9            56.3
        Other Merck human health ...............         162.6           102.2
        Other human health .....................       1,332.6         1,008.5
        Animal health/crop protection ..........         224.6           248.9
                                                      --------        --------
                                                       3,778.1         3,415.0
      Specialty Chemical Products ..............          39.2            99.3
                                                      --------        --------
                                                      $3,817.3        $3,514.3
                                                      ========        ========

       Sales by therapeutic class include Medco sales of Merck products. Medco sales of non-Merck products are included in Other human health. In 1995, Medco sales of Astra Merck products are included in Other human health due to the formation of the Astra Merck joint venture.

4. In the first quarter of 1995, the Company recorded a nonrecurring pretax restructuring charge of $175.0 million, or $.09 per share (after-tax). The restructuring actions will involve manufacturing facility consolidation, rationalization and workforce reduction in Europe and the United States. The consolidation and rationalization actions, which will be completed by 1999, involve fixed asset write-off and closure costs. The restructuring charge includes $31.0 million directly related to the elimination of approximately 450 positions. This workforce reduction is expected to reduce annual employment costs by approximately $29.0 million. The total initiative is expected to result in substantial additional production related savings and will not materially impact the Company's liquidity.

5. In the first quarter of 1995, the Company sold its Calgon Vestal Laboratories business to Bristol-Myers Squibb for $261.5 million and its Kelco business to Monsanto for $1.075 billion. The sale of Calgon Vestal Laboratories was completed on January 3, and the sale of Kelco was completed on February 17. These divestitures resulted in pretax gains of $682.9 million recorded in the first quarter. The sale of these Specialty Chemical businesses did not have a significant impact on the Company's financial position and will not significantly impact ongoing results of operations.

6.    Other (income) expense, net, consisted of:
                                                             ($ in millions)
                                                        ----------------------
                                                               Three Months
                                                              Ended March 31
                                                        ----------------------
                                                          1995            1994
                                                         ------          ------
Interest income ...................................      $(50.2)         $(35.2)
Interest expense ..................................        22.1            30.9
Exchange losses ...................................         6.1            17.2
Minority interests ................................        18.8            12.5
Amortization of goodwill and other intangibles ....        47.8            43.3
Other, net ........................................       400.4           (44.5)
                                                         ------          ------
                                                         $445.0          $ 24.2
                                                         ======          ======


      Minority interests include third parties' share of exchange gains and losses arising from translation of the financial statements into U.S. dollars.

      Other, net includes $500.5 million of nonrecurring charges consisting of $278.5 million for estimated losses on sales of assets, $161.2 million for endowment of The Merck Company Foundation and $60.8 million for settlement of claims.

      Interest paid for the three-month periods ended March 31, 1995 and 1994 was $13.8 million and $17.5 million, respectively.

7. Income taxes paid for the three-month periods ended March 31, 1995 and 1994 were $673.2 million and $228.5 million, respectively.

8.    Legal proceedings to which the Company is a party are discussed in Part I
      Item 3, Legal Proceedings, in the Annual Report on Form 10-K. There were no material developments in the three-month period ended March 31, 1995.

             MANAGEMENT'S ANALYSIS OF INTERIM FINANCIAL INFORMATION

Earnings per share for the first quarter of 1995 were $0.61, an increase of 13% over the first quarter of 1994. First quarter net income was $757.4 million, up 12% over the first quarter of 1994.

Sales for the quarter were $3.8 billion, up 9% from the same period last year. Sales growth for the first quarter was affected by the formation of the Astra Merck joint venture and the sale of Synetic, a Medco subsidiary, in the fourth quarter of 1994 and the sale of Calgon Vestal Laboratories and Kelco in the first quarter of 1995. Adjusting for these effects, sales were up 17% over the first quarter of 1994.

Sales growth for the quarter was led by newer products and the continued growth of the Merck-Medco Managed Care business. Both domestic and international operations reported solid unit volume gains. Foreign exchange increased first quarter sales by two percentage points. The effect of pricing actions reduced the first quarter sales growth by two percentage points, primarily as a result of sales of human and animal health products in certain international markets and competitive pressures in the United States. Excluding exchange and adjusting for the effect of the Astra Merck joint venture formation, sales of Merck human and animal health products increased 7% for the first quarter.

Sales outside the United States accounted for 33% of 1995 first quarter sales, compared with 31% for the same period last year.

Income growth for the quarter resulted from strong unit volume gains, favorable product mix in Merck's human and animal health business and a positive effect from exchange. The unfavorable effects of price and inflation were partially offset by cost controls and productivity improvements.

The growth in pretax income was adversely affected by the inclusion of the Company's share of taxes related to the Astra Merck joint venture and the European vaccine joint venture with Pasteur Merieux Serums & Vaccins, both formed in the fourth quarter of 1994. Prior to the formation of these joint ventures, the taxes related to these businesses were included in the Company's tax provision. The adverse effect on pretax growth, however, is offset by a corresponding reduction in the Company's tax rate in 1995, resulting in no effect on net income growth.

In the first quarter, the Company sold its Calgon Vestal Laboratories business to Bristol-Myers Squibb for $261.5 million and its Kelco business to Monsanto for $1.075 billion. The sale of Calgon Vestal Laboratories was completed on January 3, and the sale of Kelco was completed on February 17. These divestitures resulted in pretax gains of $682.9 million recorded in the first quarter. The sale of these Specialty Chemical businesses did not have a significant impact on the Company's financial position and will not significantly impact ongoing results of operations.

The gains on the Kelco and Calgon Vestal Laboratories divestitures were largely offset by a $175.0 million nonrecurring pretax restructuring charge, $278.5 million for estimated losses on sales of assets, $161.2 million for endowment of The Merck Company Foundation, and $60.8 million for settlement of claims. The restructuring actions will involve manufacturing facility consolidation, rationalization and workforce reduction in Europe and the United States. The workforce reduction is expected to reduce annual employment costs by approximately $29.0 million. Near-term workforce reductions will occur primarily outside the United States. The consolidation and rationalization actions, which are an extension of initiatives from the 1993 restructuring program to additional locations, will be completed by 1999 and involve fixed asset write-off and closure costs. The total initiative is expected to result in substantial additional production related savings and will not materially impact the Company's liquidity.

Results for the first quarter were paced by unit sales gains by 'Vasotec', 'Vaseretic', 'Zocor', 'Pepcid', 'Primaxin' and 'Proscar'. Significant volume growth in the Merck-Medco Managed Care business added to the first quarter sales increase as well.

'Vasotec', Merck's angiotensin converting enzyme (ACE) inhibitor for reducing high blood pressure and treating heart failure, continued its strong growth in 1995. It continues to be the leading branded product in the worldwide cardiovascular market.

Together, Merck's cholesterol-lowering agents, 'Mevacor' and 'Zocor' hold about 40% of the worldwide cholesterol-lowering market and combined continued strong sales growth for the first quarter of 1995. At the end of 1994, 'Mevacor' and 'Zocor' were the number one and number two cholesterol-lowering drugs, respectively, in total purchases in the United States.

Results from the landmark Scandinavian Simvastatin ('Zocor') Survival Study (4S) demonstrated that reducing cholesterol with 'Zocor' in patients with established coronary heart disease and elevated cholesterol is a cost-effective way to save lives. The study showed 'Zocor' reduced the overall risk of death by 30% and the risk of coronary death by 42%. Applications have been filed with the U.S. Food and Drug Administration (F.D.A.) and other regulatory agencies throughout the world to seek an indication for our labeling. In addition, new outcomes research data presented at the Annual Meeting of the American College of Cardiology in March 1995 showed that treatment with 'Zocor' in the 4S study reduced by 32% the number of coronary heart disease hospitalizations.

Unit sales for 'Mevacor', however, were down for the quarter due to strong competition. 'Mevacor' is the most widely prescribed cholesterol-lowering agent in the treatment of patients with elevated cholesterol in the United States. In early 1995 Merck received clearance from the F.D.A. to market 'Mevacor' as the only lipid-lowering drug indicated to slow the progression of atherosclerosis (clogging of the arteries) in patients with coronary artery disease and elevated cholesterol as part of a treatment plan to reduce elevated cholesterol levels.

'Pepcid', an H2-receptor antagonist for treatment of duodenal ulcers and the short-term treatment of gastric ulcers and gastroesophageal reflux disease
(GERD), continues to grow rapidly in the United States and maintains its position against strong competition outside the United States. 'Pepcid AC', an over-the-counter (OTC) formulation, was approved for marketing by the F.D.A. in late April, and the product will be launched by the Johnson & Johnson and Merck joint venture in the United States in June. 'Pepcid AC' has been launched and is being marketed by a European Johnson & Johnson and Merck joint venture company in the United Kingdom.

'Proscar', the only drug indicated to treat the symptoms of benign prostate enlargement that also shrinks the prostate, continued strong volume growth. The F.D.A. has granted clearance for revised prescribing information for 'Proscar'. The revised labeling cites clinical evidence that the majority of men taking 'Proscar' experience statistically significant improvement in urinary symptoms as measured by total symptom score, some in as little as two weeks after beginning therapy. Information added to the updated prescribing information for 'Proscar' was based on the analysis of patients treated in the 12-month placebo-controlled clinical trials with 'Proscar' and open extensions providing data for 36 months and, in a smaller group of patients, for 48 months. 'Proscar' has been introduced in nearly every major market including the United States. The Company is continuing an extensive medical and consumer education program worldwide about the disease and treatment with 'Proscar'.

'Fosamax', Merck's new medicine for the treatment of osteoporosis in postmenopausal women, has been launched in Italy and Mexico, cleared for marketing in three Latin American countries, and regulatory filings have been made in 44 countries to date, including the United States where we are optimistic about early consideration for this important medicine. Data from completed three-year treatment studies indicate that patients treated with 'Fosamax' gained significantly in bone mineral density of the spine and hip compared with placebo-treated patients, whose bone mineral density decreased. Increases in bone mass were progressive over the three years of the studies, and the quality of bone formed during treatment was normal.

'Cozaar'*, Merck's new antihypertensive product, was cleared for marketing by the F.D.A. in mid-April, and the product will be launched in the United States in early May. 'Cozaar' has already been launched in

- -------------
*'Cozaar' is a registered trademark and Hyzaar(TM) is a trademark of E.I.
  du Pont de Nemours and Company, Wilmington, DE, USA.

Denmark, Norway, Sweden and the United Kingdom and has been cleared for marketing in Switzerland, France, Holland, Russia and Iceland. Hyzaar(TM), a combination of 'Cozaar' and hydrochlorothiazide (a diuretic), was approved for marketing by the F.D.A. in late April, and the product will be launched in the United States in May. Applications are currently pending in other countries. 'Cozaar' is the first in a new class of drugs that blocks a potent hormone, called angiotensin II, resulting in smooth blood pressure reduction. In clinical studies, 'Cozaar' and Hyzaar(TM) had excellent tolerability profiles. Those patients taking 'Cozaar' had a low incidence of certain adverse reactions that are characteristic of other antihypertensive treatments. In clinical trials, once-daily 'Cozaar' was effective in lowering blood pressure. 'Cozaar' has been developed in collaboration with The DuPont Merck Pharmaceutical Company.

In March, the F.D.A. licensed Merck to market 'Varivax', a live-virus vaccine, for protection against chickenpox in healthy individuals (12 months of age and older) who have not had the disease. The vaccine was made available to physicians' offices starting May 1. On April 10, the American Academy of Pediatrics (AAP) announced that it is recommending universal use of 'Varivax', and that it will become a standard part of the AAP's recommended childhood immunization schedule. According to a study commissioned by the Centers for Disease Control and Prevention (CDC), every dollar invested in immunizing against chickenpox will save $5.40 in costs associated with potential work-loss and medical care.

'Trusopt', the first in a new class of topical drugs to treat elevated intraocular pressure in patients with glaucoma, has been cleared for marketing in 11 countries, including the United States. It has an excellent systemic safety profile, and can be used as add-on therapy for patients who use other ophthalmic drug products or as monotherapy.

Unit sales declined for a group of longer-established human health products due to competition.

The Merck-Medco Managed Care Division currently manages pharmaceutical benefits for more than 40 million plan participants, up from 33 million at the time of the merger announcement in July of 1993, due to increased penetration across all major market segments. Merck-Medco continues to expand the number of patients participating in disease management programs. These programs are based on patient, pharmacist and physician communication and intervention to improve patient outcomes and lower the long-term costs of care associated with high-cost chronic diseases.

PART II - Other Information

Item 6.   Exhibits and Reports on Form 8-K

      (a)     Exhibits

              Number    Description                   Method of Filing
              ------    -----------                   ----------------
                11      Computation of Earnings       Filed with this document
                         Per Common Share

                12      Computation of Ratios of      Filed with this document
                         Earnings to Fixed Charges

                27      Financial Data Schedule       Filed with this document

      (b)     Report on Form 8-K

              During the three-month period ending March 31, 1995, no current reports on Form 8-K were filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      MERCK & CO., INC.

                                      /s/ Mary M. McDonald
                                      --------------------
Date:  May 10, 1995                   MARY M. McDONALD
                                      Senior Vice President and General Counsel


                                      /s/ Peter E. Nugent
                                      -------------------
Date:  May 10, 1995                   PETER E. NUGENT
                                      Vice President, Controller

                                 EXHIBIT INDEX




       Exhibit
       Number                      Description
       -------                     ------------

         11                 Computation of Earnings Per Common Share

         12                 Computation of Ratios of Earnings to Fixed Charges

         27                 Financial Data Schedule