Form 10-Q
period 1995-06-30
MERCK & CO INC
filed 1995-08-10
CIK 64978

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                   FORM 10-Q




(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1995

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
                                              No. 22-1109110



The number of shares of common stock outstanding as of the close of business on July 31, 1995:

                          Class                     Number of Shares Outstanding
                          -----                     ----------------------------
                          Common Stock                     1,235,488,646


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                                           Yes  X        No
                                                               ----         ----

Part I - Financial Information



                       MERCK & CO., INC. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED STATEMENT OF INCOME
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                    ($ in millions except per share amounts)


                                                                         Three Months                    Six Months
                                                                         Ended June 30                  Ended June 30
                                                                    -----------------------        -----------------------
                                                                      1995           1994            1995           1994
                                                                    --------       --------        --------       --------
Sales                                                               $4,135.7       $3,792.0        $7,953.0       $7,306.3
                                                                    --------       --------        --------       --------
Costs, Expenses and Other

  Materials and production                                           1,746.0        1,528.7         3,472.2        2,984.3

  Marketing and administrative                                         849.6          726.7         1,619.6        1,482.6

  Research and development                                             329.7          290.9           617.8          557.2

  Restructuring charge                                                 -              -               175.0          -

  Gains on sales of Specialty Chemical businesses                      -              -              (682.9)         -

  Other (income) expense, net                                          (31.1)         100.2           414.0          124.5
                                                                    --------       --------        --------       ---------

                                                                     2,894.2        2,646.5         5,615.7        5,148.6
                                                                    --------       --------        --------       --------

Income Before Taxes                                                  1,241.5        1,145.5         2,337.3        2,157.7

Taxes on Income                                                        383.4          381.4           721.8          718.5
                                                                    --------       --------        --------       --------

Net Income                                                          $  858.1       $  764.1        $1,615.5       $1,439.2
                                                                    ========       ========        ========       ========

Per Share of Common Stock:

  Net Income                                                            $.69           $.61           $1.30          $1.15

  Dividends Declared                                                    $.30           $.28           $ .60           $.56

Average Number of Common
  Shares Outstanding (millions)                                      1,236.8        1,257.6         1,239.9        1,256.4


    The accompanying notes are an integral part of this financial statement.

                       MERCK & CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      JUNE 30, 1995 AND DECEMBER 31, 1994
                                ($ in millions)

                                                               June 30              December 31
                                                                 1995                  1994
                                                              ---------             -----------
ASSETS
  Current Assets
    Cash and cash equivalents                                 $ 1,664.1               $ 1,604.0
    Short-term investments                                        936.5                   665.7
    Accounts receivable                                         2,223.7                 2,351.5
    Inventories                                                 1,787.4                 1,660.9
    Prepaid expenses and taxes                                    765.4                   639.6
                                                              ---------               ---------

      Total current assets                                      7,377.1                 6,921.7
                                                              ---------               ---------

  Investments                                                   1,457.9                 1,416.9

  Property, Plant and Equipment, at cost,
    net of allowance for depreciation of
    $2,342.3 in 1995 and $2,376.6 in 1994                       4,948.8                 5,296.3

  Goodwill and Other Intangibles,
    net of accumulated amortization of
    $319.5 in 1995 and $291.1 in 1994                           7,027.0                 7,212.3

  Other Assets                                                  1,015.9                 1,009.4
                                                              ---------               ---------
                                                              $21,826.7               $21,856.6
                                                              =========               =========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable and accrued liabilities                  $ 2,833.7               $ 2,715.4
    Loans payable                                                 358.1                   146.7
    Income taxes payable                                        1,814.4                 2,206.5
    Dividends payable                                             371.0                   380.0
                                                              ---------               ---------

      Total current liabilities                                 5,377.2                 5,448.6
                                                              ---------               ---------

  Long-Term Debt                                                  916.1                 1,145.9

  Deferred Income Taxes and Noncurrent Liabilities              2,814.4                 2,914.3

  Minority Interests                                            1,357.7                 1,208.8

  Stockholders' Equity
  Common stock
    Authorized - 2,700,000,000 shares
    Issued     - 1,483,459,199 shares - 1995
               - 1,483,167,594 shares - 1994                    4,658.2                 4,667.8
  Retained earnings                                            11,822.6                10,942.0
                                                              ---------               ---------
                                                               16,480.8                15,609.8
  Less treasury stock, at cost
    247,122,931 shares - 1995
    235,341,571 shares - 1994                                   5,119.5                 4,470.8
                                                              ---------               ---------

      Total stockholders' equity                               11,361.3                11,139.0
                                                              ---------               ---------

                                                              $21,826.7               $21,856.6
                                                              =========               =========

    The accompanying notes are an integral part of this financial statement.

                       MERCK & CO., INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                ($ in millions)

                                                                                                   Six Months
                                                                                                  Ended June 30
                                                                                             -------------------------
                                                                                               1995            1994
                                                                                             --------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                   $ 1,615.5       $ 1,439.2
Adjustments to reconcile net income to net cash provided from operations:
   Restructuring charge                                                                          175.5           -
   Gains on sales of Specialty Chemical businesses                                              (682.9)          -
   Other                                                                                         287.9           411.7
   Net changes in assets and liabilities                                                        (581.5)          (36.1)
                                                                                             ---------       ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                        814.5         1,814.8
                                                                                             ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                            (379.6)         (456.4)
Purchase of securities, subsidiaries and other investments                                    (5,092.6)       (7,504.8)
Proceeds from sale of securities, subsidiaries and other investments                           4,846.1         7,486.0
Proceeds from sales of Specialty Chemical businesses, net of cash transferred                  1,321.1           -
Other                                                                                           (141.5)          (27.9)
                                                                                             ---------       ---------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                                 553.5          (503.1)
                                                                                             ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings                                                              (45.0)         (230.8)
Proceeds from issuance of debt                                                                    13.6            10.3
Payments on debt                                                                                 (14.2)          (83.1)
Purchase of treasury stock                                                                      (804.1)          -
Dividends paid to stockholders                                                                  (749.5)         (702.6)
Other                                                                                            135.7            20.3
                                                                                             ---------       ---------

NET CASH USED BY FINANCING ACTIVITIES                                                         (1,463.5)         (985.9)
                                                                                             ---------       ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                     155.6            64.5
                                                                                             ---------       ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                         60.1           390.3
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                 1,604.0           829.4
                                                                                             ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $ 1,664.1       $ 1,219.7
                                                                                             =========       =========


    The accompanying notes are an integral part of this financial statement.

Notes to Financial Statements

1. The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10- K.

       Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full year 1995; in the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

2.   Inventories consisted of:

                                                                           ($ in millions)
                                                                ------------------------------------
                                                                June 30                  December 31
                                                                  1995                       1994
                                                                --------                 -----------
     Finished goods                                             $  989.8                   $  926.7
     Raw materials and work in process                             718.7                      684.7
     Supplies                                                       79.4                       65.6
                                                                --------                   --------
       Total (approximates current cost)                         1,787.9                    1,677.0
     Reduction to LIFO cost                                           .5                       16.1
                                                                --------                   --------
                                                                $1,787.4                   $1,660.9
                                                                ========                   ========


3.   Sales consisted of:

                                                                              ($ in millions)
                                                              -------------------------------------------------
                                                                  Three Months                Six Months
                                                                 Ended June 30               Ended June 30
                                                              -------------------        ----------------------
                                                                1995       1994            1995          1994
                                                              -------    --------        --------      --------
     Cardiovasculars                                          $1,644.2   $1,301.9        $2,952.6      $2,535.6
     Anti-ulcerants                                              202.1      448.7           475.2         827.4
     Antibiotics                                                 203.3      215.5           432.8         401.3
     Vaccines/biologicals                                        146.7      114.4           243.4         218.0
     Ophthalmologicals                                           140.2      119.5           251.0         216.8
     Anti-inflammatories/analgesics                               40.5       72.3            80.3         128.6
     Other Merck human health                                    103.8      134.5           266.4         236.7
     Other human health                                        1,394.2    1,034.7         2,726.8       2,043.2
     Animal health/crop protection                               260.7      247.5           485.3         496.4
     Specialty chemical                                          -          103.0            39.2         202.3
                                                              --------   --------        --------      --------
                                                              $4,135.7   $3,792.0        $7,953.0      $7,306.3
                                                              ========   ========        ========      ========

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

6.   Other (income) expense, net, consisted of:

                                                                                ($ in millions)
                                                                ---------------------------------------------------
                                                                    Three Months                  Six Months
                                                                    Ended June 30                Ended June 30
                                                                ---------------------        ----------------------
                                                                  1995         1994            1995          1994
                                                                --------     --------        --------      --------
     Interest income                                            $(46.4)       $(38.8)        $(96.6)        $(74.0)
     Interest expense                                             23.0          35.0           45.1           65.9
     Exchange (gains)/losses                                      (8.2)         15.8           (2.1)          33.0
     Minority interests                                           34.1          40.9           52.9           53.5
     Amortization of goodwill & other intangibles                 47.4          43.9           95.2           87.2
     Other, net                                                  (81.0)          3.4          319.5          (41.1)
                                                                ------        ------         ------         ------
                                                                $(31.1)       $100.2         $414.0         $124.5
                                                                ======        ======         ======         ======

     Minority interests include third parties' share of exchange gains and losses arising from translation of the financial statements into U.S. dollars.

     Other, net for the six-month period ended June 30, 1995 includes $500.5 million of nonrecurring charges consisting of $278.5 million for estimated losses on sales of assets, $161.2 million for endowment of The Merck Company Foundation and $60.8 million for settlement of claims.

     Interest paid for the six-month periods ended June 30, 1995 and 1994 was $39.1 million and $57.8 million, respectively.

7. Income taxes paid for the six-month periods ended June 30, 1995 and 1994 were $1,439.2 million and $512.8 million, respectively.

8.   Legal proceedings to which the Company is a party are discussed in Part I
     Item 3, Legal Proceedings, in the Annual Report on Form 10-K. There were no material developments in the three-month period ended June 30, 1995.

             MANAGEMENT'S ANALYSIS OF INTERIM FINANCIAL INFORMATION

Earnings per share for the second quarter of 1995 were $0.69, an increase of 13% over the second quarter of 1994. Second quarter net income increased 12% to $858.1 million. Sales for the quarter were $4.1 billion, up 9% from the same period last year.

For the first six months, earnings per share were $1.30, an increase of 13% from the first six months of 1994. Net income was $1,615.5 million for the first six months of 1995, an increase of 12% from the first six months of 1994. Sales rose 9% to $8.0 billion.

Sales growth for the quarter and the first six months was affected by the formation of the Astra Merck joint venture and the sale of Synetic, a Medco subsidiary, in the fourth quarter of 1994 and the sales of Calgon Vestal Laboratories and Kelco in the first quarter of 1995. Adjusting for these effects, sales for the second quarter and first six months increased 19% and 18%, respectively.

Sales growth for the quarter and the first half of 1995 was led by newer products and the continued growth of the Merck-Medco Managed Care business. Both domestic and international operations reported solid unit volume gains. Foreign exchange increased second quarter sales by three percentage points compared to a two percentage point increase in the first quarter of 1995. The effect of pricing actions reduced the second quarter and six months' sales growth by one and two percentage points, respectively, primarily as a result of sales of human and animal health products in certain international markets and competitive pressures in the United States. Excluding exchange and adjusting for the effect of the Astra Merck joint venture formation, sales of Merck human and animal health products increased 7% for both the second quarter and six months.

Sales outside the United States accounted for 33% of the first half 1995 sales, compared with 31% for the same period last year.

Income growth for the first six months resulted from strong unit volume gains, favorable product mix in Merck's human and animal health business and a positive effect from exchange. The unfavorable effects of price and inflation were partially offset by cost controls and productivity improvements.

The growth in pretax income for the second quarter and first six months was reduced by the inclusion of the Company's share of taxes related to the Astra Merck joint venture and the European vaccine joint venture with Pasteur Merieux Serums & Vaccins, both formed in the fourth quarter of 1994. Prior to the formation of these joint ventures, the taxes related to these businesses were included in the Company's tax provision. The reduction in pretax growth, however, is offset by a corresponding reduction in the Company's tax rate in 1995, resulting in no effect on net income growth.

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

The gains on the Kelco and Calgon Vestal Laboratories divestitures were largely offset by a $175.0 million nonrecurring pretax restructuring charge, $278.5 million for estimated losses on sale of assets, $161.2 million for endowment of The Merck Company Foundation and $60.8 million for settlement of claims. The restructuring actions will involve manufacturing facility consolidation, rationalization and workforce reduction in Europe and the United States. The workforce reduction is expected to reduce annual employment costs by approximately $29.0 million. Near-term workforce reductions will occur primarily outside the United States. The consolidation and rationalization actions, which are an extension of initiatives from the 1993 restructuring program to additional locations, will be completed by 1999 and involve fixed asset write-off and closure costs. The total initiative is expected to result in substantial additional production related savings and will not materially impact the Company's liquidity.

Results for the first six months were paced by unit sales gains by 'Vasotec', 'Vaseretic', 'Zocor', 'Primaxin' and 'Proscar'. The introduction of 'Varivax', 'Cozaar', Hyzaar(TM) and 'Trusopt' in the U.S. in the second quarter also added to the first half sales gain. Significant volume growth in the Merck-Medco Managed Care business added to the first six months' sales increase as well.

'Vasotec', Merck's angiotensin converting enzyme (ACE) inhibitor for reducing high blood pressure and treating heart failure, continued its strong growth for the first six months of 1995. It continues to be the leading branded product in the worldwide cardiovascular market.

Together, Merck's cholesterol-lowering agents, 'Mevacor' and 'Zocor', hold 40% of the worldwide cholesterol-lowering market, and combined, continued strong sales growth during the second quarter of 1995. 'Mevacor' and 'Zocor' are the number one and two cholesterol-lowering drugs, respectively, in total purchases in the United States.

In late June, the U.S. Food and Drug Administration (FDA) cleared 'Zocor' as the first and only cholesterol-lowering medication indicated to save lives and prevent heart attacks in people with heart disease and high cholesterol. This new indication is based on results from the landmark Scandinavian Simvastatin ('Zocor') Survival Study (4S) that showed 'Zocor' reduced the overall risk of death by 30% and the risk of coronary death by 42%.

Unit sales for 'Mevacor' were down primarily in the U.S. due to strong competition. 'Mevacor' is the most widely prescribed cholesterol-lowering agent in the United States for the treatment of patients with elevated cholesterol. In early 1995, Merck received clearance from the FDA to market 'Mevacor' as the only lipid-lowering drug indicated to slow the progression of atherosclerosis (clogging of the arteries) in patients with coronary artery disease and elevated cholesterol as part of a treatment plan to reduce elevated cholesterol levels.

'Proscar', the only drug indicated to treat the symptoms of benign prostate enlargement that also shrinks the prostate, continued strong volume growth.
The FDA has granted clearance for revised prescribing information for 'Proscar', citing clinical evidence that the majority of men taking 'Proscar' experience statistically significant improvement in urinary symptoms as measured by total symptom score, some in as little as two weeks after beginning therapy.

In early May, Merck began shipping 'Varivax', a live virus vaccine for the prevention of chickenpox in healthy children (12 months or older), adolescents and adults. The vaccine, which was approved by the FDA in March 1995, recently received positive recommendations from the American Academy of Pediatrics and the Advisory Committee on Immunization Practices of the Centers for Disease Control (CDC).

'Cozaar'*, Merck's new antihypertensive product, was cleared for marketing in the United States by the FDA in mid-April, and the product was launched in the U.S. in May. 'Cozaar' has also been launched in France, Italy, Denmark, Iceland, Norway, Sweden and the United Kingdom. In late April, Hyzaar(TM) a combination of 'Cozaar' and hydrochlorothiazide (a diuretic), was cleared for marketing in the United States and was introduced at the same time as 'Cozaar'. 'Cozaar' is the first in a new class of drugs called Angiotensin-II (A-II) receptor blockers. In clinical studies, 'Cozaar' and Hyzaar(TM) had excellent tolerability profiles and were highly effective. 'Cozaar' has been developed in collaboration with the DuPont Merck Pharmaceutical Company.

'Trusopt', the first carbonic anhydrase inhibitor made in a topical, or eyedrop, formulation was launched by Merck in mid-May in the United States.
The product is indicated for the treatment of elevated intraocular pressure in patients with ocular hypertension or open-angle glaucoma. 'Trusopt' has proven effective in the consistent lowering of intraocular pressure in most patients and may be used both as monotherapy and adjunctive therapy.


*'Cozaar' is a registered trademark and Hyzaar(TM) is a trademark of E.I. du
 Pont de Nemours and Company, Wilmington, DE, USA.

In April, the FDA cleared for marketing 'Pepcid AC' Acid Controller(TM), a non-prescription formulation of 'Pepcid', Merck's prescription H(2)-receptor antagonist. 'Pepcid AC' Acid Controller(TM) is the first and only over-the-counter (OTC) product that has been shown to both relieve and prevent heartburn and acid indigestion. In addition, 'Pepcid AC' Acid Controller(TM), a product of the Johnson & Johnson and Merck joint venture, is the largest selling medicine in history to switch from prescription to OTC status.

In mid-July, an advisory committee of the U.S. Food and Drug Administration unanimously recommended that the FDA clear for marketing 'Fosamax' for the treatment of osteoporosis in post menopausal women. In June, new data were released which demonstrated that 'Fosamax' increased bone mass and reduced by nearly half the risk of vertebral fractures in post menopausal women who have osteoporosis. While other studies have shown 'Fosamax' builds normal bone, this study showed that, compared to placebo, treatment with 'Fosamax' reduced the number of patients with new vertebral fractures, reduced the number of vertebral fractures per patient and reduced the apparent severity of vertebral fractures.

The Merck-Medco Managed Care Division continued its strong growth in the first six months. Building on its success in demonstrating to health plan sponsors the value of integrated disease management programs, Merck-Medco recently entered into a joint venture with the Wyeth-Ayerst Division of American Home Products Corporation to develop, market and implement disease management programs for women's health and certain other important therapeutic areas. The joint venture company will be operational later this year, and will introduce its first disease management programs in 1996. The formation of this joint venture is not expected to have a significant impact on the Company's financial position, liquidity or results of operations.

In April, Merck-Medco demonstrated its continued leadership in developing integrated, cost-saving, health-care solutions by nationally launching the first comprehensive program to encourage safer and more effective use of prescription drugs by older Americans. Called Partners for Healthy Aging(TM), the program now serves 14 million retirees by coordinating the efforts of physicians and pharmacists in treating conditions common among older men and women.

In July, Merck announced the signing of a definitive agreement to divest its ownership of Medco Behavioral Care Corporation (MBC) to MBC management and Kohlberg Kravis Roberts & Co. (KKR), for $340 million, of which approximately $315 million will be in cash. The sale which is expected to be completed in the third quarter will not have a significant impact on the Company's financial position, liquidity or results of operations.

On July 25, 1995, the Board of Directors declared a quarterly dividend of 34 cents a share on the Company's common stock for the fourth quarter of 1995 versus the 30 cents a share dividend paid in the third quarter of 1995. The 34 cent dividend is payable October 2, 1995 to stockholders of record at the close of business on September 7, 1995. The Company's total dividend paid during 1995 will be $1.24 per share, a 9 percent increase over the amount in 1994.

Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security-Holders

The following matters were voted upon at the Annual Meeting of Stockholders held on April 25, 1995, and received the votes set forth below:

1. All of the following persons nominated were elected to serve as directors and received the number of votes set opposite their names:

                                                     For                     Withheld
                                                     ---                     --------
    Raymond V. Gilmartin                         969,163,913                 7,910,697
    Samuel O. Thier, M.D.                        968,120,206                 8,954,404
    Johnnetta B. Cole, Ph.D.                     967,656,551                 9,418,059
    Sir Derek Birkin                             968,866,255                 8,208,355
    William G. Bowen, Ph.D.                      968,557,849                 8,516,761
    Carolyne K. Davis, Ph.D.                     968,646,500                 8,428,110
    Lloyd C. Elam, M.D.                          968,373,326                 8,701,284

2. A proposal to ratify the appointment of independent public accountants received 971,781,443 votes for and 2,239,724 votes against, with 3,053,443 abstentions.

3. A proposal to adopt the 1996 Incentive Stock Plan received 687,968,302 votes for and 72,167,016 votes against, with 8,513,409 abstentions and 208,425,883 broker non-votes.

4. A proposal to amend the Employee Savings and Security Plan received 705,060,449 votes for and 55,248,812 votes against, with 8,339,578 abstentions and 208,425,771 broker non-votes.

5. A proposal to amend the Employee Stock Purchase and Savings Plan received 708,087,621 votes for and 51,842,180 votes against, with 8,719,026 abstentions and 208,425,783 broker non-votes.

6. A stockholder proposal concerning non-employee director pension benefits received 192,086,837 votes for and 551,496,178 votes against, with 25,065,913 abstentions and 208,425,682 broker non-votes.

7. A stockholder proposal concerning the annual election of directors received 269,317,348 votes for and 483,300,672 votes against, with 16,030,907 abstentions and 208,425,683 broker non-votes.

8. A stockholder proposal concerning executive compensation received 42,782,743 votes for and 706,419,811 votes against, with 19,446,374 abstentions and 208,425,682 broker non-votes.

 Part II - Other Information

 Item 6.  Exhibits and Reports on Form 8-K

 (a)  Exhibits

               Number           Description                              Method of Filing
               ------           -----------                              ----------------
               3(a)             Restated Certificate of                 Incorporated by reference to Form 10-K
                                Incorporation of                        Annual Report for the fiscal year ended
                                Merck & Co., Inc. May 6, 1992           December 31, 1992

               3(b)             By-Laws of Merck & Co., Inc.            Incorporated by reference to Form 10-K
                                (as amended effective                   Annual Report for the fiscal year ended
                                June 9, 1994)                           December 31, 1994

               10               1996 Incentive Stock Plan               Filed with this document
                                (as adopted on 4/25/95;
                                effective 1/1/96)

               11               Computation of Earnings                 Filed with this document
                                Per Common Share

               12               Computation of Ratios of                Filed with this document
                                Earnings to Fixed Charges

               27               Financial Data Schedule                 Filed with this document


 (b)  Reports on Form 8-K

      During the three-month period ending June 30, 1995, no current reports on Form 8-K were filed.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      MERCK & CO., INC.



Date:  August 9, 1995                 /s/ Mary M. McDonald
                                      ------------------------------------------
                                      MARY M. MCDONALD
                                      Senior Vice President and General Counsel


Date:  August 9, 1995                 /s/ Peter E. Nugent
                                      ------------------------------------------
                                      PETER E. NUGENT
                                      Vice President, Controller

                                 EXHIBIT INDEX



Exhibit
Number          Description
-------         -----------
3(a)            Restated Certificate of Incorporation of Merck & Co., Inc. May 6, 1992
                - Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1992

3(b)            By-Laws of Merck & Co., Inc. (as amended effective June 9, 1994)
                - Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1994

10              1996 Incentive Stock Plan (as adopted on 4/25/95; effective 1/1/96)

11              Computation of Earnings Per Common Share

12              Computation of Ratios of Earnings to Fixed Charges

27              Financial Data Schedule