Form 10-Q
period 1995-09-30
MERCK & CO INC
filed 1995-11-13
CIK 64978

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                   FORM 10-Q




(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1995

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from _________ to _________


                           Commission File No. 1-3305


                               MERCK & CO., INC.
                                 P. O. Box 100
                                One Merck Drive
                      Whitehouse Station, N.J.  08889-0100
                                 (908) 423-1000

Incorporated in New Jersey                      I.R.S. Employer Identification
                                                No. 22-1109110



The number of shares of common stock outstanding as of the close of business on October 31, 1995.


     Class                                Number of Shares Outstanding
     -----                                ----------------------------

     Common Stock                                   1,231,317,572


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                        Yes  X                  No
                                           ------                  ------

Part I - Financial Information
------------------------------


                       MERCK & CO., INC. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED STATEMENT OF INCOME
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
         --------------------------------------------------------------
                    ($ in millions except per share amounts)


                                                                        Three Months                    Nine Months
                                                                     Ended September 30             Ended September 30
                                                                    -----------------------        -------------------------
                                                                      1995           1994             1995          1994
                                                                    --------       --------        ---------       ---------
Sales                                                               $4,171.1       $3,792.0        $12,124.1       $11,098.3
                                                                    --------       --------        ---------       ---------

Costs, Expenses and Other

  Materials and production                                           1,858.2        1,451.9          5,330.4         4,436.1

  Marketing and administrative                                         767.2          820.7          2,386.8         2,303.3

  Research and development                                             332.5          308.4            950.4           865.6

  Restructuring charge                                                     -              -            175.0               -

  Gains on sales of Specialty Chemical businesses                          -              -           (682.9)              -

  Other (income) expense, net                                          (33.8)          39.3            380.1           163.8
                                                                    --------       --------        ---------       ---------

                                                                     2,924.1        2,620.3          8,539.8         7,768.8
                                                                    --------       --------        ---------       ---------

Income Before Taxes                                                  1,247.0        1,171.7          3,584.3         3,329.5

Taxes on Income                                                        385.1          386.9          1,106.9         1,105.4
                                                                    --------       --------        ---------       ---------

Net Income                                                          $  861.9       $  784.8        $ 2,477.4       $ 2,224.1
                                                                    ========       ========        =========       =========

Per Share of Common Stock:

  Net Income                                                            $.70           $.62            $2.00           $1.77

  Dividends Declared                                                    $.34           $.30            $ .94            $.86

Average Number of Common
  Shares Outstanding (millions)                                      1,234.2        1,260.9          1,238.0         1,257.9

    The accompanying notes are an integral part of this financial statement.

                       MERCK & CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                    ----------------------------------------
                                ($ in millions)

                                                                                    September 30          December 31
                                                                                        1995                  1994
                                                                                    ------------          ------------
ASSETS
  Current Assets
    Cash and cash equivalents                                                          $ 1,906.1             $ 1,604.0
    Short-term investments                                                               1,011.1                 665.7
    Accounts receivable                                                                  2,242.1               2,351.5
    Inventories                                                                          1,764.4               1,660.9
    Prepaid expenses and taxes                                                             830.7                 639.6
                                                                                       ---------             ---------

      Total current assets                                                               7,754.4               6,921.7
                                                                                       ---------             ---------

  Investments                                                                            1,480.2               1,416.9

  Property, Plant and Equipment, at cost,
    net of allowance for depreciation of
    $2,433.3 in 1995 and $2,376.6 in 1994                                                5,113.3               5,296.3

  Goodwill and Other Intangibles,
    net of accumulated amortization of
    $367.1 in 1995 and $291.1 in 1994                                                    6,969.5               7,212.3

  Other Assets                                                                           1,128.3               1,009.4
                                                                                       ---------             ---------

                                                                                       $22,445.7             $21,856.6
                                                                                       =========             =========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable and accrued liabilities                                           $ 3,064.8             $ 2,715.4
    Loans payable and current portion of long-term debt                                    391.7                 146.7
    Income taxes payable                                                                 1,784.8               2,206.5
    Dividends payable                                                                      419.4                 380.0
                                                                                       ---------             ---------

      Total current liabilities                                                          5,660.7               5,448.6
                                                                                       ---------             ---------

  Long-Term Debt                                                                         1,337.1               1,145.9
                                                                                       ---------             ---------

  Deferred Income Taxes and Noncurrent Liabilities                                       2,657.1               2,914.3
                                                                                       ---------             ---------

  Minority Interests                                                                     1,274.0               1,208.8
                                                                                       ---------             ---------

  Stockholders' Equity
  Common stock
    Authorized - 2,700,000,000 shares
    Issued     - 1,483,463,303 shares - 1995
               - 1,483,167,594 shares - 1994                                             4,683.5               4,667.8
  Retained earnings                                                                     12,282.3              10,942.0
                                                                                       ---------             ---------
                                                                                        16,965.8              15,609.8
  Less treasury stock, at cost
    251,571,991 shares - 1995
    235,341,571 shares - 1994                                                            5,449.0               4,470.8
                                                                                       ---------             ---------

      Total stockholders' equity                                                        11,516.8              11,139.0
                                                                                       ---------             ---------

                                                                                       $22,445.7             $21,856.6
                                                                                       =========             =========

    The accompanying notes are an integral part of this financial statement.

                       MERCK & CO., INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                 ---------------------------------------------
                                ($ in millions)

                                                                                                    Nine Months
                                                                                                Ended September 30
                                                                                             ---------------------------
                                                                                                1995            1994
                                                                                             ---------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                   $ 2,477.4        $  2,224.1
Adjustments to reconcile net income to net cash provided from operations:
   Restructuring charge                                                                          175.0                 -
   Gains on sales of Specialty Chemical businesses                                              (682.9)                -
   Other                                                                                         527.0             610.4
   Net changes in assets and liabilities                                                        (704.6)            301.9
                                                                                             ---------       -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                      1,791.9           3,136.4
                                                                                             ---------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                            (664.4)           (720.2)
Purchase of securities, subsidiaries and other investments                                    (8,503.7)        (10,940.9)
Proceeds from sale of securities, subsidiaries and other investments                           8,120.4          10,700.4
Proceeds from sales of Specialty Chemical businesses, net of cash transferred                  1,321.1                 -
Other                                                                                           (105.5)            (47.5)
                                                                                             ---------        ----------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                                 167.9          (1,008.2)
                                                                                             ---------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings                                                              (43.1)           (779.4)
Proceeds from issuance of debt                                                                   512.2             179.1
Payments on debt                                                                                 (50.8)           (131.0)
Purchase of treasury stock                                                                    (1,205.9)           (109.1)
Dividends paid to stockholders                                                                (1,120.4)         (1,055.0)
Other                                                                                            217.0              69.9
                                                                                             ---------         ---------

NET CASH USED BY FINANCING ACTIVITIES                                                         (1,691.0)         (1,825.5)
                                                                                             ---------        ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                      33.3              80.9
                                                                                             ---------        ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                        302.1             383.6
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                 1,604.0             829.4
                                                                                             ---------        ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $ 1,906.1        $  1,213.0
                                                                                             =========        ==========


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

-----------------------------

2.    Inventories consisted of:

                                                                              ($ in millions)
                                                                   ------------------------------------
                                                                   September 30             December 31
                                                                       1995                     1994
                                                                   ------------             -----------
        Finished goods                                                 $  974.6                $  926.7
        Raw materials and work in process                                 707.8                   684.7
        Supplies                                                           82.1                    65.6
                                                                       --------                --------
          Total (approximates current cost)                             1,764.5                 1,677.0
        Reduction to LIFO cost                                               .1                    16.1
                                                                       --------                --------
                                                                       $1,764.4                $1,660.9
                                                                       ========                ========


3. In September 1995, the Company issued $500 million of 6.75% ten-year Euronotes. Proceeds from the sale of these securities will be used for general corporate purposes.


4.    Sales consisted of:

                                                                             ($ in millions)
                                                            ------------------------------------------------------
                                                                Three Months                  Nine Months
                                                             Ended September 30            Ended September 30
                                                            ----------------------        ------------------------
                                                              1995          1994             1995          1994
                                                            --------      --------        ---------     ----------
        Cardiovasculars                                     $1,512.0      $1,314.8        $ 4,464.6      $ 3,850.4
        Anti-ulcerants                                         273.5         465.8            748.7        1,293.2
        Antibiotics                                            210.6         202.0            643.4          603.3
        Vaccines/biologicals                                   162.0         155.9            405.4          373.9
        Ophthalmologicals                                      148.9         128.6            399.9          345.4
        Anti-inflammatories/analgesics                          42.2          64.2            122.5          192.8
        Other Merck human health                               121.6          85.0            388.0          321.7
        Other human health                                   1,421.0         999.2          4,147.8        3,042.4
        Animal health/crop protection                          279.3         269.0            764.6          765.4
        Specialty chemical                                     -             107.5             39.2          309.8
                                                            --------      --------        ---------      ---------
                                                            $4,171.1      $3,792.0        $12,124.1      $11,098.3
                                                            ========      ========        =========      =========

      Sales by therapeutic class include Medco sales of Merck products. Medco sales of non-Merck products are included in Other human health. In 1995, Medco sales of Astra Merck products are included in Other human health due to the formation of the Astra Merck joint venture.

5. In the first quarter of 1995, the Company recorded a nonrecurring pretax restructuring charge of $175.0 million, or $.09 per share (after-tax). The restructuring actions will involve manufacturing facility consolidation, rationalization and workforce reduction in Europe and the United States. The consolidation and rationalization actions, which will be completed by 1999, involve fixed asset write-off and closure costs. The restructuring charge includes $31.0 million directly related to the elimination of approximately 450 positions. This workforce reduction is expected to reduce annual employment costs by approximately $29.0 million. The total initiative is expected to result in substantial additional production related savings and will not materially impact the Company's liquidity.

-----------------------------

6. In the first quarter of 1995, the Company sold its Calgon Vestal Laboratories business to Bristol-Myers Squibb for $261.5 million and its Kelco business to Monsanto for $1.075 billion. The sale of Calgon Vestal Laboratories was completed on January 3, and the sale of Kelco was completed on February 17. These divestitures resulted in pretax gains of $682.9 million recorded in the first quarter. These Specialty Chemical businesses were not significant to the Company's financial position, liquidity or results of operations.

7.    Other (income) expense, net, consisted of:

                                                                                   ($ in millions)
                                                                   ---------------------------------------------------
                                                                       Three Months                  Nine Months
                                                                    Ended September 30           Ended September 30
                                                                   -----------------------      ----------------------
                                                                     1995           1994          1995          1994
                                                                   --------       --------      --------       -------
        Interest income                                            $ (44.4)       $ (37.0)      $(141.0)      $(111.0)
        Interest expense                                              22.8           31.0          67.9          97.0
        Exchange (gains)/losses                                       (2.0)          (6.1)         (4.0)         26.9
        Minority interests                                            25.7           19.1          78.6          72.5
        Amortization of goodwill & other intangibles                  47.6           44.7         142.9         131.9
        Other, net                                                   (83.5)         (12.4)        235.7         (53.5)
                                                                   -------        -------       -------       -------
                                                                   $ (33.8)       $  39.3       $ 380.1       $ 163.8
                                                                   =======        =======       =======       =======

      Minority interests include third parties' share of exchange gains and losses arising from translation of the financial statements into U.S. dollars.

      Other, net for the nine-month period ended September 30, 1995 includes $500.5 million of nonrecurring charges consisting of $278.5 million for losses on sales of assets, $161.2 million for endowment of The Merck Company Foundation and $60.8 million for settlement of claims.

      Interest paid for the nine-month periods ended September 30, 1995 and 1994 was $51.6 million and $84.7 million, respectively.

8. Income taxes paid for the nine-month periods ended September 30, 1995 and 1994 were $1.675 billion and $624.0 million, respectively. The increase in 1995 is principally due to taxes paid in 1995 on the 1994 gain on the sale to Astra AB of an interest in a joint venture and 1995 gains on the sales of the Specialty Chemical businesses.

9.    Legal proceedings to which the Company is a party are discussed in Part I
      Item 3, Legal Proceedings, in the Annual Report on Form 10-K. There were no material developments in the nine-month period ended September 30, 1995.

             MANAGEMENT'S ANALYSIS OF INTERIM FINANCIAL INFORMATION
             ------------------------------------------------------

Earnings per share for the third quarter of 1995 were $0.70, an increase of 13% over the third quarter of 1994. Third quarter net income increased 10% to $861.9 million. Sales for the quarter were $4.2 billion, up 10% from the same period last year.

For the first nine months, earnings per share were $2.00, an increase of 13% from the first nine months of 1994. Net income was $2,477.4 million for the first nine months of 1995, an increase of 11% from the first nine months of 1994. Sales rose 9% to $12.1 billion.

Sales growth for the quarter and first nine months was affected by the formation of the Astra Merck joint venture and the sale of Synetic, a Medco subsidiary, in the fourth quarter of 1994 and the sales of Calgon Vestal Laboratories and Kelco in the first quarter of 1995. Adjusting for these effects, sales for the third quarter and first nine months increased 23% and 19%, respectively.

Sales growth for the quarter and the first nine months of 1995 was led by newer products, recent product introductions and the continued growth of the Merck-Medco Managed Care business. Both our domestic and international operations reported solid unit volume gains. Foreign exchange contributed two percentage points to the third quarter sales growth compared to a three percentage point increase in the second quarter of 1995. Pricing actions had essentially no effect on third quarter sales growth. However, the effect of pricing actions over the past nine months reduced sales growth during that period by one percentage point. Excluding exchange and adjusting for the effect of the Astra Merck joint venture formation, sales of Merck human and animal health products increased 11% and 9% for the third quarter and nine months, respectively.

Sales outside the United States accounted for 33% of the first nine months of 1995 sales, compared with 32% for the same period last year.

Income growth for the first nine months resulted from strong unit volume gains, favorable product mix in Merck's human and animal health business and a favorable effect from exchange. The unfavorable effects of price and inflation were partially offset by cost controls and productivity improvements.

The growth in pretax income for the third quarter and first nine months was reduced by the inclusion of the Company's share of taxes related to the Astra Merck joint venture and the European vaccine joint venture with Pasteur Merieux Serums & Vaccins, both formed in the fourth quarter of 1994. Prior to the formation of these joint ventures, the taxes related to these businesses were included in the Company's tax provision. The reduction in pretax growth, however, is offset by a corresponding reduction in the Company's tax rate in 1995, resulting in no effect on net income growth.

Results for the first nine months were paced by unit sales gains by 'Vasotec', 'Vaseretic', 'Zocor', 'Pepcid', 'Primaxin' and 'Proscar'. The introduction of 'Varivax', 'Cozaar'*, Hyzaar(TM)* and 'Trusopt' in the U.S. in the second quarter of 1995 also added to the first nine months' sales gain. Significant volume growth in the Merck-Medco Managed Care business added to the first nine months' sales increase as well.

'Vasotec', Merck's angiotensin converting enzyme (ACE) inhibitor for reducing high blood pressure and treating heart failure, continued its strong growth for the first nine months of 1995. It continues to be the leading branded product in the worldwide cardiovascular market.

Together, Merck's cholesterol-lowering agents, 'Mevacor' and 'Zocor', hold 40% of the worldwide cholesterol-lowering market, and combined, continued strong sales growth during the third quarter of 1995. Unit sales for 'Mevacor' were down primarily in the U.S. due to strong competition. 'Mevacor' and 'Zocor' are the number one and two cholesterol-lowering drugs, respectively, in total purchases in the United States.





*'Cozaar' is a registered trademark and Hyzaar(TM) is a trademark of E.I. du Pont de Nemours and Company, Wilmington, DE, USA.

------------------------------------------------------

'Zocor' continues to demonstrate strong growth worldwide since the results of the landmark Scandinavian Simvastatin Survival Study (4S) were presented at the American Heart Association (AHA) last year. Several countries have approved a new indication for 'Zocor' based on 4S, and in late June the U.S. Food and Drug Administration (FDA) cleared 'Zocor' as the first and only cholesterol-lowering medication indicated to save lives and prevent heart attacks in people with heart disease and high cholesterol. With less than one-third of patients with existing coronary disease currently receiving cholesterol-lowering therapy, there remains a potential for continued growth of 'Zocor'.

'Proscar', the only drug indicated to treat the symptoms of benign prostate enlargement that also shrinks the prostate, continued strong volume growth. Earlier this year, the FDA granted clearance for revised prescribing information for 'Proscar', citing clinical evidence that the majority of men taking 'Proscar' experience statistically significant improvement in urinary symptoms as measured by total symptom score, some in as little as two weeks after beginning therapy.

In May, Merck began shipping 'Varivax', a live virus vaccine for the prevention of chickenpox in healthy children (12 months or older), adolescents and adults. The vaccine was approved by the FDA in March 1995. Shortly thereafter, the American Academy of Pediatrics recommended 'Varivax' for universal use in early childhood, susceptible older children and adolescents. The Advisory Committee on Immunization Practices of the Centers for Disease Control (CDC) issued a similar recommendation for children, and added select at risk adults.

'Cozaar' and Hyzaar(TM), a combination of 'Cozaar' and hydrochlorothiazide (a diuretic), were cleared for marketing in the United States by the FDA in April, and these new antihypertensive products were launched in the U.S. in May. 'Cozaar' has also been launched in France, Denmark, Iceland, Norway, Sweden, Switzerland, Holland and the United Kingdom. To date, 'Cozaar' and Hyzaar(TM) have been well accepted. 'Cozaar' is the first in a new class of drugs called Angiotensin-II (A-II) receptor blockers. In clinical studies, 'Cozaar' and Hyzaar(TM) had excellent tolerability profiles and were highly effective. 'Cozaar' and Hyzaar(TM) have been developed in collaboration with the DuPont Merck Pharmaceutical Company.

'Trusopt', the first carbonic anhydrase inhibitor made in a topical, or eyedrop, formulation was launched by Merck in mid-May in the United States. It has also been launched in several European countries. Initial sales of 'Trusopt' are strong. 'Trusopt' is indicated for the treatment of elevated intraocular pressure in patients with ocular hypertension or open-angle glaucoma. 'Trusopt' has proven effective in the consistent lowering of intraocular pressure in most patients and may be used both as monotherapy and adjunctive therapy.

'Pepcid', an H(2)-receptor antagonist for treatment of duodenal ulcers and the short-term treatment of gastric ulcers and gastroesophageal reflux disease
(GERD), continues to demonstrate strong performance despite competition from generic cimetidine, newer antisecretory agents and the introduction of over-the-counter (OTC) H(2) antagonists.

Pepcid AC Acid Controller(TM), a non-prescription formulation of 'Pepcid', was launched in May 1995 by Johnson & Johnson Merck Consumer Pharmaceuticals Co. Pepcid AC Acid Controller(TM) is the only OTC product that has been shown to both relieve and prevent heartburn and acid indigestion. Strong initial sales can be attributed to consumer satisfaction and acceptance of the product by doctors and pharmacists.

'Fosamax', a breakthrough prescription medicine to treat osteoporosis in women after menopause, was cleared for marketing in the United States by the FDA in late September and was launched in mid-October. 'Fosamax' builds healthy bone, restoring some of the bone lost as a result of osteoporosis. 'Fosamax' is a new treatment choice and the first nonhormonal medicine for women after menopause who have this bone-weakening disease, which leads to osteoporotic fractures in more than one in three women over the age of 50.

------------------------------------------------------

Results from two three-year pivotal studies supported the conclusion that 'Fosamax' built healthy bone at the spine and hip and significantly increased bone mineral density at other sites, suggesting that the gains in bone mineral density at the spine and hip did not occur because of a loss of bone mineral density elsewhere in the skeleton. While these studies were not designed to detect fracture risk, further analysis showed that 'Fosamax' reduced by 48 percent the number of women who suffered new spinal fractures compared with women treated with placebo.

The Merck-Medco Managed Care Division continues to increase its penetration across all major market segments. Medco's service to the rapidly expanding health maintenance organization market is increasing significantly, and a number of major new accounts, such as Intermountain Health Care, Central Mass Health Care, Companion Health Care, First Option Health Plan and Gateway Health Plan have been gained.

In September 1995, the Company issued $500 million of ten-year Euronotes bearing a coupon of 6.75% payable annually. Proceeds from the sale of these securities will be used for general corporate purposes. Funds not immediately required for such purposes may be invested temporarily in short-term securities.

In October 1995, the Company sold its Medco Behavioral Care (MBC) business to MBC management and Kohlberg Kravis Roberts & Co. for $340 million. The sale of this business will not have a significant impact on the Company's financial position and will not significantly impact ongoing results of operations.

Part II - Other Information
---------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)   Exhibits
      --------

      Number          Description                                   Method of Filing
      ------          -----------                                   ----------------
      3(a)            Restated Certificate of                     Incorporated by reference to Form 10-K
                       Incorporation of Merck & Co., Inc.          Annual Report for the fiscal year ended
                       (May 6, 1992)                               December 31, 1992

      3(b)            By-Laws of Merck & Co., Inc.                Incorporated by reference to Form 10-K
                       (as amended effective                       Annual Report for the fiscal year ended
                        June 9, 1994)                              December 31, 1994

      11              Computation of Earnings Per                 Filed with this document
                       Common Share

      12              Computation of Ratios of                    Filed with this document
                       Earnings to Fixed Charges

      27              Financial Data Schedule                     Filed with this document


(b)   Reports on Form 8-K
      -------------------

During the three-month period ending September 30, 1995, the following report was filed on Form 8-K under Item 5, Other Events:

1. In a report dated July 11, 1995 and filed July 19, 1995, the Registrant announced (a) the signing of a definitive agreement to divest its ownership of Medco Behavioral Care Corporation (MBC) to MBC management and Kohlberg Kravis Roberts & Co., and (b) the formation of a joint venture company to develop, market and implement comprehensive disease management and health management programs in several therapeutic categories, as announced by Wyeth-Ayerst Laboratories, a division of American Home Products Corporation, and Medco Containment Services, Inc., a subsidiary of the Registrant.

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      MERCK & CO., INC.


Date:  November 13, 1995              /s/ Mary M. McDonald
                                      -----------------------------------------
                                      Mary M. McDonald
                                      Senior Vice President and General Counsel




Date:  November 13, 1995              /s/ Peter E. Nugent
                                      ----------------------------------------
                                      Peter E. Nugent
                                      Vice President, Controller

                                 EXHIBIT INDEX
                                 -------------


 Exhibit
 Number          Description
 ------          -----------
 3(a)            Restated Certificate of Incorporation of Merck & Co., Inc. (May 6, 1992)
                 -Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1992

 3(b)            By-Laws of Merck & Co., Inc. (as amended effective June 9, 1994)
                 - Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1994

 11              Computation of Earnings Per Common Share

 12              Computation of Ratios of Earnings to Fixed Charges

 27              Financial Data Schedule