Form 10-Q/A
period 1995-09-30
MERCK & CO INC
filed 1996-01-11
CIK 64978

===============================================================================





                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549



                                   -----------



                                   FORM 10-Q/A



                     AMENDMENT TO FORM 10-Q QUARTERLY REPORT
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995


                           COMMISSION FILE NO. 1-3305


                    Filed pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934



                                   -----------



                                MERCK & CO., Inc.
                                  P.O. Box 100
                                 One Merck Drive
                    Whitehouse Station, New Jersey 08889-0100
                                 (908) 423-1000





===============================================================================

                                 Amendment No. 1


               The purpose of this amendment is to file an amended financial data schedule to correct certain errors in the financial data schedule filed on November 13, 1995 with the Form 10-Q for the quarterly period ended September 30, 1995.

         Exhibit                                                   Method of
         Number              Description                             Filing
         ------              -----------                             ------
          27       - Amended Financial Data Schedule               Filed with
                                                                this Form 10-Q/A


                            -------------------------


                                   Signatures


               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



                                     MERCK & CO., INC.


Date: January 10, 1996               /s/ Mary M. McDonald
                                     ------------------------------------------
                                     MARY M. MCDONALD
                                     Sr. Vice President and General Counsel



Date: January 10, 1996               /s/ Peter E. Nugent
                                     ------------------------------------------
                                     PETER E. NUGENT
                                     Vice President, Controller

                                  EXHIBIT INDEX

Exhibit
Number                               Description
------                               -----------
27                                   Amended Financial Data Schedule