Form 10-K405
period 1995-12-31
MERCK & CO INC
filed 1996-03-20
CIK 64978

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 20, 1996

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                 ------------

                                   FORM 10-K

(MARK ONE)

   /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934   [Fee Required]
          For the Fiscal Year Ended December 31, 1995

                                       or

   / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934   [No Fee Required]
          For the transition period from  _____ to _____

                          COMMISSION FILE NO. 1-3305

                                  -----------

                               MERCK & CO., INC.
                                 P.O. Box 100
                     Whitehouse Station, N. J. 08889-0100
                                (908) 423-1000

         Incorporated in New Jersey              I.R.S. Employer
                                          Identification No. 22-1109110

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                              Name of Each Exchange
         Title of Each Class                   on which Registered
         -------------------                  ---------------------
            Common Stock             New York and Philadelphia Stock Exchanges
           (no par value)


     Number of shares of Common Stock (no par value) outstanding as of February 29, 1996: 1,227,590,397.

     Aggregate market value of Common Stock (no par value) held by non-affiliates on December 31, 1995 based on closing price on February 29, 1996:
$81,379,000,000.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO ____

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                      DOCUMENTS INCORPORATED BY REFERENCE:

                  Document                                Part of Form 10-K
                  --------                                -----------------
Annual Report to stockholders for the fiscal year           Parts I and II
           ended December 31, 1995
    Proxy Statement for the Annual Meeting of                   Part III
     Stockholders to be held April 23, 1996
================================================================================

                                     PART I
ITEM 1. BUSINESS.

          Merck & Co., Inc. is a leading research-driven pharmaceutical company that discovers, develops, manufactures and markets a broad range of human and animal health products and services. The Company's industry segment is the Human and Animal Health Products and Services segment, which includes Merck-Medco Managed Care, Inc. (formerly Medco Containment Services, Inc.) ("Medco"), acquired in November 1993.

          The following table shows the sales of various classes of the Company's products and services:


        ($ IN MILLIONS)            1995       1994       1993
         -------------           ---------  ---------  ---------
Cardiovasculars                  $ 6,232.4  $ 5,351.6  $ 4,820.8
Anti-ulcerants                     1,019.8    1,565.7    1,324.0
Antibiotics                          848.3      827.4      868.7
Ophthalmologicals                    570.6      482.3      454.6
Vaccines/biologicals                 529.9      485.3      522.9
Benign prostate hypertrophy          405.8      322.7      187.4
Other Merck human health             266.5      381.3      596.2
Other human health                 5,726.7    4,103.9      296.6
Animal health/crop protection      1,041.9    1,027.4      916.7
Specialty chemical                    39.2      422.2      510.3
                                 ---------  ---------  ---------
     Total                       $16,681.1  $14,969.8  $10,498.2
                                 =========  =========  =========

     Human health products include therapeutic and preventive agents, generally sold by prescription, for the treatment of human disorders. Among these are cardiovascular products, of which Vasotec (enalapril maleate), Zocor (simvastatin), Mevacor (lovastatin), Prinivil (lisinopril) and Vaseretic (enalapril maleate-hydrochlorothiazide) are the largest-selling and which include Cozaar (losartan potassium) and Hyzaar (losartan potassium and hydrochlorothiazide) launched in 1995; anti-ulcerants, of which Pepcid (famotidine) is the largest-selling in 1995, succeeding Prilosec (omeprazole), the largest-selling prior to its 1994 transfer to the Astra Merck joint venture; antibiotics, of which Primaxin (imipenem-cilastatin sodium) and Noroxin (norfloxacin) are the largest-selling; ophthalmologicals, of which Timoptic (timolol maleate), Timoptic XE (timolol maleate ophthalmic gel forming solution) and Trusopt (dorzolamide hydrochloride) are the largest-selling; vaccines/biologicals, of which M-M-R II (measles, mumps and rubella virus vaccine live), Recombivax HB (hepatitis B vaccine (recombinant)) and Varivax (varicella virus vaccine live (Oka/Merck)), a live virus vaccine for the prevention of chickenpox launched in 1995, are the largest-selling; benign prostate hypertrophy which includes Proscar (finasteride), a treatment for symptomatic benign prostate enlargement; and other Merck human health products which include Fosamax (alendronate sodium), for treatment of osteoporosis in postmenopausal women, which was cleared for marketing in the United States by the U.S. Food and Drug Administration ("FDA") in September 1995 and launched in October 1995, anti-inflammatories/analgesics, psychotherapeutics and a muscle relaxant. Also included in this category are rebates and discounts on Company pharmaceutical products. "Other human health" primarily includes Medco sales of non-Merck products and Medco human health services, principally managed prescription drug programs.

     Animal health/crop protection products include animal medicinals used for control and alleviation of disease in livestock, small animals and poultry. These products are primarily antiparasitics, of which Ivomec (ivermectin), for the control of internal and external parasites in livestock, and Heartgard-30 (ivermectin), for the prevention of canine heartworm disease, are the largest-selling; crop protection products; coccidiostats for the treatment of poultry diseases; and poultry breeding stock.

     Specialty chemical products are used in health care, food processing, oil exploration, paper, textiles and personal care. All specialty chemical businesses were fully divested by the first quarter of 1995.

     In 1994, the FDA cleared Trusopt, the first topical carbonic anhydrase inhibitor for treatment of elevated intraocular pressure in patients with ocular hypertension or open-angle glaucoma, for marketing in the United States.
Trusopt was launched in May 1995 in the United States and has been cleared for marketing in 27 other countries. Fosamax, which was cleared for marketing in the United States in September 1995, was also cleared for marketing in more than 30 other countries by the end of 1995. Regulatory filings for Fosamax have been made in all major markets. Fosamax is licensed to the Company by Istituto Gentili of Italy. Commencing in 1993, marketing applications were submitted worldwide for Cozaar and in the United States and France for Hyzaar. In 1994, Cozaar was cleared for marketing in Denmark, Norway, Sweden, Switzerland and the United Kingdom for the treatment of hypertension. In 1995, each of Cozaar and Hyzaar were cleared for the Company to market in the United States for the treatment of hypertension. Cozaar has now been cleared for marketing in most major markets worldwide and the registration process for Hyzaar is continuing. Pursuant to an agreement with E.I. du Pont de Nemours and Company ("DuPont"), the Company has an exclusive license to market Cozaar and Hyzaar. Cozaar and Hyzaar are trademarks of E.I. du Pont de Nemours and Company, Wilmington, DE.
In addition, Pepcid AC Acid Controller (famotidine), which is discussed below, was cleared for marketing in the United States in 1995. In March 1995, the FDA licensed Varivax for use against chickenpox in healthy children, adolescents and adults.

     Also in 1995, four products received new indications which reinforced the medical value of the products and expanded their potential use: Zocor reduces cardiac events and mortality in hypercholesterolemic patients with coronary heart disease; Mevacor slows progression of atherosclerosis in hypercholesterolemic patients with coronary heart disease; Prinivil improves survival when administered in acute myocardial infarction; and Proscar improves symptoms and urine flow associated with benign prostate enlargement in a majority of patients and maintains those improvements over an extended period of time.

     During 1994, the Company submitted licensing applications for Vaqta (hepatitis A vaccine), a highly purified vaccine for the prevention of hepatitis A, in Canada, China, the United Kingdom and Germany (where it was cleared and launched in 1995), and the Product License Application for Vaqta was filed in the United States. On January 31, 1996, an FDA Advisory Committee unanimously endorsed Vaqta for licensure in the United States. The FDA is not, however, bound by the recommendations of its Advisory Committee. Also, in January 1996, the Company submitted a New Drug Application ("NDA") to the FDA for Crixivan (indinavir sulfate). On March 1, 1996, an FDA Advisory Committee recommended that the FDA, under the provisions of an accelerated review process, clear Crixivan for marketing. On March 13, 1996, the FDA cleared Crixivan for marketing in the United States for treatment of HIV infection in adults when antiretroviral therapy is warranted.

     In June 1993, the Company sold its Calgon Water Management business for $307.5 million to English China Clays plc. In January 1995, the Company sold its Calgon Vestal Laboratories business to Bristol-Myers Squibb for $261.5 million. In February 1995, the Company sold its Kelco business to Monsanto Company for $1.075 billion. The decision to divest these specialty chemicals businesses, which were not significant to the Company's financial position, liquidity or results of operations, reflects the Company's intention to focus its resources more fully on its core human and animal health business. Following these divestitures, the Company is no longer engaged in the specialty chemicals business.

     In November 1993, the Company acquired all of the outstanding shares of Medco for approximately $6.6 billion. The purchase price consisted of $2.4 billion in cash, 114.0 million common shares with a market value of $3.8 billion and 36.1 million options valued at $387.1 million, net of tax. Medco principally provides services designed to improve patient care and reduce prescription drug benefit and other medical costs through managed prescription drug programs.

     In a continued effort to focus on its core business, in October 1995, the Company sold Medco Behavioral Care Corporation ("MBC"), a managed mental health care service business which was acquired as part of Medco, to MBC management and Kohlberg Kravis Roberts & Co. for $340.0 million.

     Effective April 1992, the Company, through the Merck Vaccine Division, and Connaught Laboratories, Inc. ("Connaught"), an affiliate of Pasteur Merieux Serums et Vaccins ("Pasteur Merieux"), which is part of the Rhone-Poulenc group, agreed to collaborate on the development and marketing of combination pediatric vaccines and to promote selected vaccines in the United States. The research and marketing collaboration enables the companies to pool their resources to expedite the development of vaccines combining several different antigens to protect children against a variety of diseases, including Haemophilus influenzae
                                                          ----------- ----------
type b, hepatitis B, diphtheria,
tetanus, pertussis and poliomyelitis. In addition, the Company and Connaught have agreed to promote a number of each other's vaccine products.

     In May 1993, the Company, through the Merck Vaccine Division, and Pasteur Merieux agreed to form a joint venture to market human vaccines and to collaborate in the development of new combination vaccines for distribution in the European Union ("EU") and the European Free Trade Association. In November 1994, after receiving the approval of the EU, the Company and Pasteur Merieux contributed, among other things, their European vaccine businesses for equal shares in the joint venture, known as Pasteur Merieux MSD, S.N.C. The joint venture is subject to monitoring by the EU, to which the partners agreed to certain undertakings in return for an exemption from European Competition Law, effective until December 2006. The joint venture is active through affiliates in Belgium, Denmark, Italy, Germany, Spain and the United Kingdom, and through distributors throughout the rest of Europe.

     In 1989, the Company and DuPont agreed to form a long-term research and marketing collaboration to develop a new class of therapeutic agents for high blood pressure and heart disease, discovered by DuPont, called angiotensin II receptor antagonists, which includes Cozaar and Hyzaar. In return, the Company provided DuPont marketing rights in the United States and Canada to its prescription medicines, Sinemet (carbidopa-levodopa) and Sinemet CR (carbidopa-levodopa) controlled release formulation.

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

     In December 1994, the Company agreed to arrangements that, among other things, eliminated the Company's right to offset the consequences of disproportionate allocations of the DuPont Merck joint venture income and expense against the Company's right to receive a disproportionate share of income arising from its 1989 long-term research and marketing agreement with DuPont. Accordingly, the Company recorded a $499.6 million provision for an obligation to the joint venture. This obligation is a function of the favorable performance of assets contributed by DuPont to the joint venture through
December 31, 1994 and certain Company contractual commitments.   This obligation
will be discharged by the end of 1996. The elimination of the offset resulting from the December 1994 agreement will have no material effect on the Company's liquidity or future cash flows. The anticipated favorable results from the 1989 agreement are being reported when realized.

     In 1989, the Company and Johnson & Johnson entered into a joint venture to develop, market and manufacture consumer health-care products in the United States. In January 1993, the Company and Johnson & Johnson finalized an agreement to extend into Europe the U.S. joint venture. This European extension currently markets and sells over-the-counter pharmaceutical products in France, Germany, Spain and the United Kingdom. In January 1994, the Company and Johnson & Johnson acquired all of the stock of Laboratoires J.P. Martin, a leading self-medication business in France.

     The Company submitted an NDA to the FDA for Pepcid AC Acid Controller (famotidine), an over-the-counter form of the Company's ulcer medication Pepcid, in January 1993, to be marketed in the United States by the joint venture. Since January 1993, marketing approval applications for over-the-counter Pepcid have been filed in 17 European and 7 other countries. In 1994, marketing licenses for Pepcid AC were obtained in the United Kingdom, New Zealand and Cyprus. In April 1995, the joint venture between the Company and Johnson & Johnson obtained FDA clearance in the United States for marketing Pepcid AC Acid Controller. Marketing licenses for Pepcid AC were also obtained in Australia, Holland, Hong Kong, Iceland, Mexico and Sweden in 1995.

     In 1982, the Company entered into an agreement with Astra AB ("Astra") to develop and market Astra products in the United States. Under the first phase of the agreement, the Company marketed three Astra products, Prilosec, Plendil (felodipine) and Tonocard (tocainide hydrochloride), in exchange for a royalty. In July 1993, the Company's total sales of Astra products reached the level that triggered the first step in the establishment of a separate entity for operations related to Astra products in the United States. On November 1, 1994, Astra paid the Company $820.0 million for an interest in a joint venture that will be carried on in a company called Astra Merck Inc., in which the Company and Astra each own a 50 percent share. This joint venture develops and markets most new prescription medicines from Astra's research.

     In 1995, Medco entered into a joint venture with Wyeth-Ayerst Laboratories, a division of American Home Products Corporation, to develop, market and implement health management programs for certain conditions, including women's health. The joint venture company will introduce its first health management programs in 1996.

     In 1994, the Company established new subsidiaries in South Korea, Cyprus, Holland and Germany, and established new branch offices in Chile, the Philippines and Slovenia. The Company also established new representation offices in Latvia, Croatia, Estonia and Sri Lanka, and established a new joint venture company in China for manufacturing, sales and promotion of certain products of the Company. In 1995, the Company established a representation office in Lithuania.

     Competition -- The markets in which the Company's business is conducted are highly competitive. Such competition involves an intensive search for technological innovations and the ability to market these innovations effectively. With its long-standing emphasis on research and development, the Company is well prepared to compete in the search for technological innovations. Additional resources to meet competition include quality control, flexibility to meet exact customer specifications, an efficient distribution system and a strong technical information service. The Company is active in acquiring and marketing products through joint ventures and licenses and has been expanding its sales and marketing efforts to further address changing industry conditions. However, the introduction of new products and processes by competitors may result in price reductions and product replacements, even for products protected by patents. For example, the number of compounds available to treat diseases typically increases over time and has resulted in slowing the growth in sales of certain of the Company's products.

     In addition, particularly in the area of human pharmaceutical products, legislation enacted in all states allows, encourages or, in a few instances, in the absence of specific instructions from the prescribing physician, mandates the use of "generic" products (those containing the same active chemical as an innovator's product) rather than "brand-name" products. Governmental and other pressures toward the dispensing of generic products have significantly reduced the sales of certain of the Company's products no longer protected by patents, such as Clinoril (sulindac) and Aldomet (methyldopa), and slowed the growth of certain other products. In 1992, the Company formed a new division, West Point Pharma, to market the generic form of its product Dolobid (diflunisal). In 1993, West Point Pharma began marketing an additional 11 off-patent Company drugs in more than 20 different packages. In December 1994, the Company entered into a distribution agreement with Endo Laboratories, L.L.C. ("Endo"), a wholly-owned subsidiary of The DuPont Merck Pharmaceutical Company, effectively transferring most of its generics business to Endo.

     Medco's pharmacy benefit management business is highly competitive. Medco competes with other pharmacy benefit managers, insurance companies and other providers of health care and/or administrators of health-care programs. Medco competes primarily on the basis of its ability to design and administer innovative programs which contain a plan sponsor's overall prescription drug costs, its flexibility in handling integrated prescription drug programs resulting from its ability to dispense drugs through mail service and act as retail prescription drug manager, and the sophistication and quality of its systems, procedures and services.

     See also the description of the effect upon competition of the Drug Price Competition and Patent Term Restoration Act of 1984 ("PTRA") on page 8.

     It is generally the Company's position to limit individual product price increases of its pharmaceutical products in the United States to the Consumer Price Index ("CPI") plus 1 percent on an annual basis and to limit the net weighted average price increase for the full human health pharmaceutical product line to the general rate of inflation as measured by the CPI.

     Distribution -- Promotion of the Company's human and animal health products is generally made by professional representatives. Customers for human health products include drug wholesalers and retailers, hospitals, clinics, governmental agencies, managed health-care providers such as health maintenance organizations and other institutions. Customers for human health services include corporations, labor unions, insurance companies, Blue Cross and Blue Shield organizations, federal and state employee plans, health maintenance and similar organizations. Customers for animal health/crop protection products include veterinarians, distributors, wholesalers, retailers, feed manufacturers, veterinary suppliers and laboratories.

     Raw Materials -- Raw materials and supplies are normally available in quantities adequate to meet the needs of the Company's business.

     Government Regulation and Investigation -- The pharmaceutical industry is subject to global regulation by country, state and local agencies. Of particular importance is the FDA in the United States, which administers requirements covering the testing, approval, safety, effectiveness, manufacturing, labeling and marketing of prescription pharmaceuticals. In many cases, the FDA requirements have increased the amount of time and money necessary to develop new products and bring them to market in the United States, although revised regulations are designed to reduce somewhat the time for approval of new products. In 1992, the Prescription Drug User Fee Act was passed, under which the FDA collects revenues through user fees. The FDA has pledged to devote these revenues to its process for reviewing and approving applications for new drugs, antibiotics and biological products.

     In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the health-care system, either nationally or at the state level. Although a federal reform bill has not been enacted by Congress, some states have passed reform legislation and further federal and state developments are expected. In 1995, Congress did pass certain measures, which were vetoed by President Clinton, restructuring the existing Medicaid program and substituting block grants to the states for many federal entitlements, including the Vaccines for Children program. The debate to reform the health-care system is expected to be protracted and intense. Although the Company is positioned to respond to evolving market forces, it cannot predict the outcome or effect of legislation resulting from the reform process.

     For some years the pharmaceutical industry has been under federal and state oversight with the new drug approval system, drug safety, advertising and promotion, drug purchasing and reimbursement programs and formularies variously under review. The Company believes that it will continue to be able to bring new drugs to market in this regulatory environment. One federal initiative to contain costs is the prospective payment system, established under the Social Security Amendments of 1983 to hold down the growth of Medicare payments to hospitals, which provides a flat rate for reimbursement to hospitals in advance of the care for patients. The system establishes a number of patient classifications -- Diagnosis Related Group(s) ("DRG"). A hospital receives the flat rate as full payment for each Medicare patient treated within a given DRG regardless of whether the hospital's actual costs are higher or lower than the flat rate. This system and other cost-cutting programs have caused hospitals, health maintenance organizations and other customers of the Company to be more cost conscious in their treatment programs and to implement cost-containment measures, including cost containment for the drugs they administer.

     Additionally, Congress and the regulatory agencies have sought to reduce the cost of drugs paid for with federal funds. In 1990, the Company initiated its Equal Access to Medicines Program ("EAMP") on its single source products, under which it generally offered its "best price" discount to state Medicaid programs that grant open access to the Company's products. The Omnibus Budget Reconciliation Act of 1990 ("OBRA") largely reflects the Company's best price approach. As a result of a national agreement, effective January 1, 1991, signed by the Company with the Secretary of Health and Human Services and administered by the Health Care Financing Administration ("HCFA") pursuant to OBRA, Medicaid received a minimum rebate of 12.5 percent off average manufacturer's price ("AMP") through September 30, 1992, and has received a minimum rebate of 15.1 percent off AMP since January 1, 1996, on the Company's outpatient drugs reimbursed under Medicaid. In conjunction with implementation of the federal program under OBRA, the Company's separate EAMP agreements with individual states have been permitted to lapse or have been terminated. Effective in 1992, the terms of the federal HCFA rebate agreement were generally substituted for the EAMP agreements.

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

          The Federal Veterans Health Care Act of 1992 was enacted on November 4, 1992, superseding the Company's Public Health Service initiative and mandating Medicaid rebate-equivalent discounts on covered outpatient drugs purchased by certain Public Health Service entities and "disproportionate share hospitals" (hospitals meeting certain qualification criteria). The Act further mandates minimum discounts of 24 percent off non-federal AMP to the Veterans Administration, Federal Supply Schedule and certain other federal sector purchasers on their pharmaceutical drug purchases.

          The Omnibus Budget Reconciliation Act of 1993 established a new Federal Vaccines for Children entitlement program, under which the U.S. Centers for Disease Control and Prevention ("CDC") funds and purchases recommended pediatric vaccines at a capped public sector price for the immunization of Medicaid-eligible, uninsured, native American and certain underinsured children. The Company was awarded four CDC contracts in 1995 for the supply of its pediatric vaccines for this program.

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

          The Company is subject to the jurisdiction of various regulatory agencies and is, therefore, subject to potential administrative actions. Such actions may include product recalls, seizures of products and other civil and criminal sanctions. Under certain circumstances, the Company may deem it advisable to initiate product recalls voluntarily. Although it is difficult to predict the ultimate effect of these activities and legislative, administrative and regulatory requirements and proposals, the Company believes that its development of new and improved products should enable it to compete effectively within this environment.

          There are extensive federal and state regulations applicable to the practice of pharmacy and the administration of managed health-care programs. Each state in which Medco operates a pharmacy has laws and regulations governing its operation and the licensing of and standards of professional practice by its pharmacists. These regulations are issued by an administrative body in each state (typically, a pharmacy board), which is empowered to impose sanctions for non-compliance. The policies and procedures of the Company comply with these regulations.

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

          Patent portfolios developed for products introduced by the Company normally provide marketing exclusivity. This is the case with the following major products in the United States: Chibroxin (norfloxacin), Cozaar, Enacard (enalapril maleate) for use in dogs, ivermectin-containing products, Fosamax, Hyzaar, Mefoxin

(cefoxitin sodium), Mevacor, Noroxin, PedvaxHIB (haemophilus b conjugate
                                                 -----------
vaccine), Pepcid, Primaxin, Proscar, Timoptic, Trusopt, Vaseretic, Vasotec and Zocor. Prinivil is subject to a license to a third party and is not marketed exclusively by the Company.

          Product patent protection in the United States has expired for the following human and animal pharmaceutical products: Aldomet, Aldoril (methyldopa and hydrochlorothiazide), Amprol (amprolium), Blocadren (timolol maleate), Clinoril, Decadron (dexamethasone), Diuril (chlorothiazide), Dolobid, Flexeril (cyclobenzaprine hydrochloride), HydroDiuril (hydrochlorothiazide), Indocin (indomethacin), Moduretic (amiloride HCl and hydrochlorothiazide), Sinemet, and TBZ and Thibenzole (thiabendazole).

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

          The North American Free Trade Agreement was passed in November 1993. Pursuant to the agreement, Mexico improved its patent law to meet international standards and to provide full patent protection to pharmaceutical products. The General Agreement on Tariff and Trade ("GATT") negotiations were concluded in December 1993 and the U.S. implementing legislation was enacted in December 1994. The required changes in U.S. law became effective in June 1995. The GATT implementing law changed the patent term of new inventions to 20 years from the date of patent filing. Existing patents were granted a patent term of the greater of 17 years from issue or 20 years from filing. Patents on several products of the Company obtained longer life as a result. In a related matter, the Company and several other research-based pharmaceutical companies received a favorable ruling from a Federal District Court in a lawsuit which challenged the U.S. Patent and Trademark Office ("PTO") and the FDA on their interpretation of the new law. The Court held that the PTO and FDA were in error in interpreting the GATT implementing legislation to disallow the adding of previously obtained patent term restoration (as compensation for regulatory delays) to the new GATT 20-year term. Patents on several products of the Company are impacted. The case is now on appeal to the Federal Circuit Court.

          The GATT agreement also requires countries to upgrade their intellectual property laws to meet minimum international standards and to provide full patent protection for pharmaceutical products not later than the end of a ten-year transition period. Many countries are in the process of upgrading their patent laws due to the GATT agreement.

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

          Royalties received during 1995 on patent and know-how licenses and other rights amounted to $89.7 million. The Company also paid royalties amounting to $146.3 million in 1995 under patent and know-how licenses it holds.

RESEARCH AND DEVELOPMENT

          The Company's business is characterized by the introduction of new products or new uses for existing products through a strong research and development program. Approximately 6,300 people are employed in the Company's research activities. Expenditures for the Company's research and development programs were $1331.4 million in 1995, $1,230.6 million in 1994 and $1,172.8 million in 1993 and will be approximately $1.5 billion in 1996. The Company maintains its ongoing commitment to research over a broad range of therapeutic areas and clinical development in support of new products. Total expenditures for the period 1986 through 1995 exceeded $9 billion with a compound annual growth rate of 12 percent. Research and development costs incurred by the joint ventures in which the Company participates, totaling $376.9 million in 1995, are not included in the Company's consolidated research and development expenses.

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

          New product candidates resulting from this research and development program include Crixivan, an HIV protease inhibitor that blocks reproduction of the AIDS virus for which an NDA was filed in January 1996 (see page 3); Singulair (montelukast sodium), an oral leukotriene D4 receptor antagonist for the treatment of asthma; and Aggrastat (tirofiban hydrochloride), an intravenous platelet blocker for the treatment of cardiovascular disorders. Other products in development include a treatment for male pattern baldness, a migraine treatment, an oral growth hormone secretagogue and certain new vaccines.


EMPLOYEES

          At the end of 1995, the Company had 45,200 employees worldwide, with 27,900 employed in the United States, including Puerto Rico. Approximately 23 percent of the Company's worldwide employees are represented by various collective bargaining groups.

ENVIRONMENTAL MATTERS

          The Company believes that it is in compliance in all material respects with applicable environmental laws and regulations. The Company has maintained a leadership role in supporting environmental initiatives and fostering pollution prevention by actions including the elimination of, or application of best available technology to, air emissions of carcinogens or suspect carcinogens by the Company, which was accomplished in 1993. At the end of 1995, projects were in place that are expected to reduce by 90 percent from 1987 levels all environmental releases and transfers of toxic chemicals from the Company's facilities worldwide. In 1995, the Company incurred capital expenditures of approximately $87.0 million for environmental control facilities. Capital expenditures for this purpose are forecasted to exceed $300.0 million for the years 1996 through 2000. In addition, the Company's operating and maintenance expenditures for pollution control were approximately $68.5 million in 1995. Expenditures for this purpose for the years 1996 through 2000 are forecasted to exceed $420.0 million. The Company is also remediating environmental contamination resulting from past industrial activity at certain of its sites. Remediation expenditures were $17.7 million in 1995 and are estimated at $145.0 million for the years 1996 through 2000. The Company has been accruing for these costs. Management does not believe that these expenditures should ultimately result in a material adverse effect on the Company's financial position, results of operations, liquidity or capital resources.

GEOGRAPHIC AREA INFORMATION

          The Company's operations outside the United States are conducted primarily through subsidiaries. Sales by subsidiaries outside the United States were 32 percent of sales in 1995 and 1994 and 44 percent of sales in 1993. The decline in the percentage of sales outside the United States since 1993 is due to higher domestic sales resulting from the Medco acquisition.

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

          Financial information about geographic areas of the Company's business is incorporated by reference to page 49 of the Company's 1995 Annual Report to stockholders.


ITEM 2. PROPERTIES.

          The Company's corporate headquarters is located in Whitehouse Station, New Jersey. The human and animal health business is conducted through divisional or subsidiary headquarters located in Montvale,

New Jersey; Rahway, New Jersey; Walpole, New Hampshire; West Point, Pennsylvania; and Woodbridge, New Jersey. Principal research facilities for human and animal health products are located in Rahway and West Point. The Company also has production facilities for human and animal health products at 12 locations in the United States. Branch warehouses are conveniently located to serve markets throughout the country. Medco operates its primary businesses through owned or leased facilities in various locations throughout the United States. Outside the United States, through subsidiaries, the Company owns or has an interest in manufacturing plants or other properties in Australia, Canada and many countries in Western Europe.

          Capital expenditures for 1995 were $1,005.5 million compared with $1,009.3 million for 1994. In the United States, these amounted to $793.5 million for 1995 and $772.1 million for 1994. Abroad, such expenditures amounted to $212.0 million for 1995 and $237.2 million for 1994.

          The Company and its subsidiaries own their principal facilities and manufacturing plants under titles which they consider to be satisfactory. The Company considers that its properties are in good operating condition and that its machinery and equipment have been well maintained. Plants for the manufacture of products are suitable for their intended purposes and have capacities adequate for current and projected needs for existing Company products. Some capacity of the plants is being converted, with any needed modification, to the requirements of newly introduced and future products.


ITEM 3. LEGAL PROCEEDINGS.

          The Company, including Medco, is party to a number of antitrust suits, four of which have been certified as class actions (one at the federal level and three at the state level), instituted by most of the nation's retail pharmacies and consumers in several states, alleging conspiracies in restraint of trade and challenging the pricing and/or purchasing practices of the Company and Medco, respectively. A significant number of other pharmaceutical companies and wholesalers have also been sued in the same or similar litigation. These actions, except for several actions pending in state courts, have been consolidated for pre-trial purposes in the United States District Court for the Northern District of Illinois. The Company and several other defendants have entered into an agreement, subject to court approval, to settle the federal class action alleging conspiracy, which represents the single largest group of retail pharmacy claims, pursuant to which the Company would pay $51.8 million, payable in four equal annual installments. The Company has not engaged in any conspiracy and no admission of wrongdoing has been made or is included in the agreement, which was entered into in order to avoid the cost of litigation and the risk of an inaccurate adverse verdict by a jury presented by a case of this size and complexity. While it is not feasible to predict the final outcome of these proceedings, in the opinion of the Company, such proceedings should not ultimately result in any liability which would have a material adverse effect on the financial position, liquidity or results of operations of the Company. In addition, prior to the Company's merger with Medco, the Company and Medco were named in an action by a retail pharmacy seeking to enjoin such merger. This proceeding was settled by the Company in March 1995. The settlement includes a consent order that imposes certain restrictions on the exchange of information between the Company and Medco and requires that Medco offer an open formulary. In the opinion of the Company, compliance with the consent order will not have a material adverse effect on the financial position, liquidity or results of operations of the Company.

          The Company is a party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund. These proceedings seek to require the operators of hazardous waste disposal facilities, transporters of waste to the sites and generators of hazardous waste disposed of at the sites to clean up the sites or to reimburse the government for cleanup costs. The Company has been made a party to these proceedings as an alleged generator of waste disposed of at the sites. In each case, the government alleges that the defendants are jointly and severally liable for the cleanup costs. Although joint and several liability is alleged, these proceedings are frequently resolved so that the allocation of cleanup costs among the parties more nearly reflects the relative contributions of the parties to the site situation. The Company's potential liability varies greatly from site to site. For some sites the potential liability is de minimis and for others the costs of cleanup have not yet been determined. While it is not feasible to predict the outcome of many of these proceedings brought by state agencies or private litigants, in the opinion of the Company, such proceedings should not ultimately result in any liability which would have a material adverse effect on the financial position, results of operations, liquidity or capital resources of the Company. The Company has accrued for these costs and such accruals do not include any reduction for anticipated recoveries of cleanup costs from insurers, former site owners or operators or other recalcitrant potentially responsible parties.

          In May 1994, Kelco received a Notice of Violation from Environmental Protection Agency ("EPA") Region 9 alleging that Kelco failed to obtain agency pre-construction approvals required by the Clean Air Act for physical and/or process modifications made at its San Diego facility. A tentative settlement of this matter with the EPA includes (i) a $1.85 million civil penalty and (ii) capital improvements to be made at the facility in the amount of approximately $5 million to establish satisfactory environmental controls. Under the terms of the Kelco Sale Agreement, the Company retained responsibility for the cost of the settlement and has been actively involved in the negotiations with the EPA.

          In November 1994, the Company, along with other pharmaceutical manufacturers and pharmaceutical benefits managers ("PBMs"), received a notice from the Federal Trade Commission ("FTC") that the FTC intended to investigate agreements, alliances, activities and acquisitions involving pharmaceutical manufacturers and PBMs. The Company has cooperated fully with the FTC investigation, and believes that it is currently operating in all material respects in accordance with applicable standards. Accordingly, although the Company cannot predict the outcome of the investigation, it does not believe that the result of the investigation will have a material adverse effect on the financial position, liquidity or results of operations of the Company.

          There are various other legal proceedings, principally product liability and intellectual property suits involving the Company, which are pending. While it is not feasible to predict the outcome of these proceedings, in the opinion of the Company, all such proceedings are either adequately covered by insurance or, if not so covered, should not ultimately result in any liability which would have a material adverse effect on the financial position, liquidity or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not applicable.
                               _________________

EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF MARCH 1, 1996)

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


DAVID W. ANSTICE -- Age 47

    September, 1994 -- President, Human Health-U.S./Canada -- responsible for the Company's prescription drug business in the United States and Canada, worldwide coordination of marketing policies and medical and scientific affairs

    January, 1994 -- President, Human Health-Europe

    January, 1993 -- Senior Vice President, Merck Human Health Division (MHHD)-
     Europe

    April, 1991 -- Senior Vice President, MHHD and President, U.S. Human Health

    July, 1989 -- Vice President, Marketing, Merck Sharp & Dohme Division


CELIA A. COLBERT -- Age 39

    November, 1993 -- Secretary and Assistant General Counsel

    September, 1993 -- Secretary

    February, 1993 -- Secretary, New Products Committee

    October, 1992 -- Counsel, Corporate Staff

    May, 1991 -- Associate Counsel, Corporate Staff

    November, 1988 -- Senior Attorney, Corporate Staff


CLIFFORD S. CRAMER -- Age 44

    July, 1993 -- Vice President, Planning and Development -- responsible for strategic planning and external growth activities

    April, 1990 -- Executive Director, Corporate Development



STEVEN M. DARIEN -- Age 53

    April, 1990 -- Vice President, Human Resources

CAROLINE DORSA -- Age 36

    January, 1994 -- Treasurer

    July, 1993 -- Executive Director, Customer Marketing, U. S. Human Health
     (USHH)

    June, 1992 -- Executive Director, Pricing and Strategic Planning, USHH

    April, 1990 -- Executive Director, Financial Evaluation and Analysis



R. GORDON DOUGLAS JR. -- Age 61

    January, 1994 -- President, Merck Vaccines -- responsible for all functional areas, including development, manufacture and marketing, of the vaccines business

    April, 1991 -- President, Merck Vaccine Division

    October, 1989 -- Senior Vice President, Medical & Scientific Affairs


KENNETH C. FRAZIER -- Age 41

    April, 1994 -- Vice President, Public Affairs

    May, 1992 -- Vice President, General Counsel and Secretary, Astra/Merck
     Group

    Prior to May, 1992, Mr. Frazier was a partner at the law firm Drinker, Biddle & Reath for more than five years.


BERNARD J. KELLEY -- Age 54

    December, 1993 -- President, Merck Manufacturing Division (MMD)

    August, 1993 -- Senior Vice President, Operations, MMD

    September, 1991 -- Senior Vice President, Administration, Planning and
     Quality, MMD

    September, 1989 -- Vice President, Business Affairs, Merck AgVet Division


JUDY C. LEWENT -- Age 47

    September, 1994 -- Senior Vice President and Chief Financial Officer -- responsible for financial and public affairs functions, The Merck Company Foundation, internal auditing and the Company's joint venture relationships

    December, 1993 -- Senior Vice President and Chief Financial Officer -- responsible for financial and public affairs functions and The Merck Company Foundation

    June, 1993 -- Senior Vice President, Chief Financial Officer and Controller

    January, 1993 -- Senior Vice President and Chief Financial Officer

    April, 1990 -- Vice President, Finance and Chief Financial Officer

HENRI LIPMANOWICZ -- Age 57

    January, 1995 -- President, Human Health-Intercontinental Region and Japan
     -- responsible for the Company's prescription drug operations in the Near East, the Far East, Eastern Europe, Africa, Latin America, Australia, New Zealand and Japan

    January, 1994 -- President, Human Health-Merck Intercontinental Region
     (MIR)/Japan

    June, 1991 -- Senior Vice President, MIR, Merck Human Health Division

    April, 1989 -- Vice President, Mid-Europe, Merck Sharp & Dohme International
     Division



PER G. H. LOFBERG -- Age 48

    December, 1995 -- President, Merck-Medco Managed Care, Inc., a wholly-owned subsidiary of the Company

    January, 1994 -- President, Merck-Medco Managed Care Division

    April, 1991 -- Senior Executive Vice President, Strategic Planning and
     Marketing, Medco Containment Services, Inc. (Medco)

    Prior to April, 1991, Mr. Lofberg was an executive officer of Medco for more than five years.


MARY M. MCDONALD -- Age 51

    January, 1993 -- Senior Vice President and General Counsel

    April, 1991 -- Vice President and General Counsel

    May, 1990 -- Assistant General Counsel and Counsel, Merck Sharp & Dohme
     International Division


PETER E. NUGENT -- Age 53

    September, 1993 -- Vice President, Controller

    July, 1989 -- Vice President, Corporate Taxes



JOHN M. PRESTON -- Age 49

    April, 1993 -- President, Merck AgVet Division

    July, 1992 -- Executive Vice President, Merck AgVet Division

    September, 1991 -- Vice President, Business Affairs, MSD AGVET Division

    February, 1991 -- Executive Director, Technical Services, MSD AGVET Division

EDWARD M. SCOLNICK -- Age 55

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

    May, 1985 -- President, Merck Sharp & Dohme Research Laboratories Division


BENNETT M. SHAPIRO -- Age 56

    September, 1990 -- Executive Vice President, Worldwide Basic Research, Merck
     Research Laboratories


PER WOLD-OLSEN -- Age 48

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The information required for this item is incorporated by reference to pages 37 and 51 of the Company's 1995 Annual Report to stockholders.

ITEM 6.  SELECTED FINANCIAL DATA.

     The information required for this item is incorporated by reference to the data for the last five fiscal years of the Company included under Results for Year and Year-End Position in the Selected Financial Data included on page 51 of the Company's 1995 Annual Report to stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required for this item is incorporated by reference to pages 28 through 37 of the Company's 1995 Annual Report to stockholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     (A) FINANCIAL STATEMENTS

     The consolidated balance sheet of Merck & Co., Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1995 and the report dated January 23, 1996 of Arthur Andersen LLP, independent public accountants, are incorporated by reference to pages 38 through 49 and page 50 of the Company's 1995 Annual Report to stockholders.

     (B) SUPPLEMENTARY DATA

     Selected quarterly financial data for 1995 and 1994 are incorporated by reference to page 37 of the Company's 1995 Annual Report to stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The required information on directors and nominees is incorporated by reference to pages 2 (beginning with the caption "Election of Directors") through 5 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 1996. Information on executive officers is set forth in Part I of this document on pages 13 through 16 .

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required for this item is incorporated by reference to pages 7 and 8 (beginning with the caption "Compensation and Benefits Committee Report on Executive Compensation") to 19 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required for this item is incorporated by reference to page 8 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required for this item is incorporated by reference to page 7 (under the caption "Relationships with Outside Firms") of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (A) DOCUMENTS FILED AS PART OF THIS FORM 10-K

         Financial Statements:

         Consolidated statement of income for the years ended December 31, 1995, 1994 and 1993

         Consolidated statement of retained earnings for the years ended December 31, 1995, 1994 and 1993

         Consolidated balance sheet, December 31, 1995 and 1994

         Consolidated statement of cash flows for the years ended December 31, 1995, 1994 and 1993

         Notes to financial statements

         Report of independent public accountants

     This information is incorporated by reference to the Company's 1995 Annual Report to stockholders, as noted on page 17 of this document.

     The registrant is primarily an operating company and all of the subsidiaries included in the consolidated financial statements filed are wholly owned except for minority interests in six consolidated subsidiaries.

     Schedules are omitted because they are either not required or not applicable.

(B) EXHIBITS

     EXHIBIT
     NUMBER                             DESCRIPTION                              METHOD OF FILING
     -------                            -----------                              ----------------
     3(a)          --  Restated Certificate of Incorporation of          *
                         Merck & Co., Inc. (May 6, 1992)
     3(b)          --  By-Laws of Merck & Co., Inc. (as amended          **
                         effective June 9, 1994)
     10(a)         --  Executive Incentive Plan (as amended              Filed with this document
                         effective February 27, 1996)
     10(b)         --  1981 Incentive Stock Option Plan                  *
                         (as amended effective May 6, 1992)
     10(c)         --  1981 Nonqualified Stock Option Plan (as           *
                         amended effective May 6, 1992)
     10(d)         --  1987 Incentive Stock Plan (as amended             *
                         effective May 6, 1992)
     10(e)         --  1991 Incentive Stock Plan (as amended             **
                         effective February 23, 1994)
     10(f)         --  1996 Incentive Stock Plan (as amended             Filed with this document
                         on October 24, 1995, effective
                         January 1, 1996)
     10(g)         --  Non-Employee Directors Stock Option Plan          *
                         (as adopted on April 28, 1992 and
                         restated May 6, 1992)
     10(h)         --  Supplemental Retirement Plan (as amended          **
                         effective January 1, 1995)
     10(i)         --  Retirement Plan for the Directors of              *
                         Merck & Co., Inc. (as adopted on
                         September 22, 1987, effective
                         April 29, 1987)
     10(j)         --  Plan for Deferred Payment of Directors'           **
                         Compensation (as amended effective
                         April 1, 1994)
     10(k)         --  Medco Class A 1983 Non-Qualified Stock            ***
                         Option Plan
     10(l)         --  Medco Class A Non-Qualified Stock Option          Filed with this document
                         Agreement dated July 1, 1991 between
                         Medco and Per G.H. Lofberg (together with
                         a list showing the number of options held)
     10(m)         --  Form of Stock Option Agreement                    ***
                         dated October 14, 1992 between Medco
                         and Per G.H. Lofberg (together with a list
                         showing the number of options held)
     10(n)         --  Employment Agreement between Per G.H.             ****
                         Lofberg and Medco dated April 1, 1993
     10(o)         --  Amendment dated July 27, 1993 to          .       Filed with this document
                         Employment Agreement between Per G.H.
                         Lofberg and Medco dated April 1, 1993
     10(p)         --  Employment Agreement between Raymond V.           Incorporated by reference to Form
                         Gilmartin and the Company dated                 10-Q Quarterly Report for the
                         June 9, 1994                                    period ended June 30, 1994
     11            --  Computation of Earnings per Common Share          Filed with this document
     12            --  Computation of Ratios of Earnings to Fixed        Filed with this document
                         Charges

     EXHIBIT
     NUMBER                             DESCRIPTION                              METHOD OF FILING
     -------                            -----------                              ----------------
     13            --  1995 Annual Report to stockholders (only          Filed with this document
                         those portions incorporated by reference in
                         this document are deemed "filed")
     21            --  List of subsidiaries                              Filed with this document
     24            --  Power of Attorney and Certified Resolution        Filed with this document
                         of Board of Directors
     27            --  Financial Data Schedule                           Filed with this document

    * Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1992

   ** Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1994

  *** Incorporated by reference to Post Effective Amendment No. 1 to
      Registration Statement on Form S-8 to Form S-4 Registration Statement (No. 33-50667)

 **** Incorporated by reference to Form 10-K Annual Report of Medco Containment
      Services, Inc. for the fiscal year ended June 30, 1993

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

     (C) REPORTS ON FORM 8-K

     During the three-month period ended December 31, 1995, the Company filed two Current Reports on Form 8-K:

          (i) In a report dated October 2, 1995 and filed October 4, 1995, the Company announced that the FDA cleared for marketing Fosamax to treat osteoporosis in women after menopause.

          (ii) In a report dated November 28, 1995 and filed December 4, 1995, the Company announced the approval by its Board of Directors of a new $3 billion treasury stock purchase program.

                                   SIGNATURES

   PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                     MERCK & CO., INC.
Dated:  March 18, 1996
                                          By  RAYMOND V. GILMARTIN
                                             (Chairman of the Board,
                                              President and Chief
                                              Executive Officer)


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

         SIGNATURES                         TITLE                    DATE
         ----------                         -----                    ----

   RAYMOND V. GILMARTIN        Chairman of the Board,           March 18, 1996
                               President and Chief Executive
                               Officer; Principal Executive
                               Officer; Director

   JUDY C. LEWENT              Senior Vice President and Chief  March 18, 1996
                               Financial Officer; Principal
                               Financial Officer

   PETER E. NUGENT             Vice President, Controller;      March 18, 1996
                               Principal Accounting Officer

   DEREK BIRKIN                Director                         March 18, 1996

   LAWRENCE A. BOSSIDY         Director                         March 18, 1996

   WILLIAM G. BOWEN            Director                         March 18, 1996

   JOHNNETTA B. COLE           Director                         March 18, 1996

   CAROLYNE K. DAVIS           Director                         March 18, 1996

   LLOYD C. ELAM               Director                         March 18, 1996

   CHARLES E. EXLEY, JR.       Director                         March 18, 1996

   WILLIAM N. KELLEY           Director                         March 18, 1996

   SAMUEL O. THIER             Director                         March 18, 1996

   DENNIS WEATHERSTONE         Director                         March 18, 1996


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


                                     By /s/ CELIA A. COLBERT
                                         Celia A. Colbert
                                        (Attorney-in-Fact)

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

   As independent public accountants, we hereby consent to the incorporation of our report, incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 (Nos. 33-21087, 33-21088, 33-36101, 33-40177, 33-51235, 33-53463, 33-64273 and 33-64665), on Form S-4 (No.
33-50667) and on Form S-3 (Nos. 33-39349, 33-60322, 33-51785 and 33-57421). It
should be noted that we have not audited any financial statements of the Company subsequent to December 31, 1995 or performed any audit procedures subsequent to the date of our report.



                                     ARTHUR ANDERSEN LLP

New York, New York
March 18, 1996

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT
NUMBER                          DESCRIPTION                                 METHOD OF FILING
-------                         -----------                                 ----------------
     3(a)     --  Restated Certificate of Incorporation of           *
                    Merck & Co., Inc. (May 6, 1992)
     3(b)     --  By-Laws of Merck & Co., Inc. (as amended           **
                    effective June 9, 1994)
     10(a)    --  Executive Incentive Plan (as amended               Filed with this document
                    effective February 27, 1996)
     10(b)    --  1981 Incentive Stock Option Plan                   *
                    (as amended effective May 6, 1992)
     10(c)    --  1981 Nonqualified Stock Option Plan (as            *
                    amended effective May 6, 1992)
     10(d)    --  1987 Incentive Stock Plan (as amended              *
                    effective May 6, 1992)
     10(e)    --  1991 Incentive Stock Plan (as amended              **
                    effective February 23, 1994)
     10(f)    --  1996 Incentive Stock Plan (as amended              Filed with this document
                    on October 24, 1995, effective
                    January 1, 1996)
     10(g)    --  Non-Employee Directors Stock Option Plan           *
                    (as adopted on April 28, 1992 and
                    restated May 6, 1992)
     10(h)    --  Supplemental Retirement Plan (as amended           **
                    effective January 1, 1995)
     10(i)    --  Retirement Plan for the Directors of               *
                    Merck & Co., Inc. (as adopted on
                    September 22, 1987, effective
                    April 29, 1987)
     10(j)    --  Plan for Deferred Payment of Directors'            **
                    Compensation (as amended effective
                    April 1, 1994)
     10(k)    --  Medco Class A 1983 Non-Qualified Stock             ***
                    Option Plan
     10(l)    --  Medco Class A Non-Qualified Stock Option           Filed with this document
                    Agreement dated July 1, 1991 between
                    Medco and Per G.H. Lofberg (together with
                    a list showing the number of options held)
     10(m)    --  Form of Stock Option Agreement                     ***
                    dated October 14, 1992 between Medco
                    and Per G.H. Lofberg (together with a list
                    showing the number of options held)
     10(n)    --  Employment Agreement between Per G.H.              ****
                    Lofberg and Medco dated April 1, 1993
     10(o)    --  Amendment dated July 27, 1993 to.                  Filed with this document
                    Employment Agreement between Per G.H.
                    Lofberg and Medco dated April 1, 1993
     10(p)    --  Employment Agreement between Raymond V.            Incorporated by reference to Form
                    Gilmartin and the Company dated                    10-Q Quarterly Report for the
                    June 9, 1994                                       period ended June 30, 1994
     11       --  Computation of Earnings per Common Share           Filed with this document
     12       --  Computation of Ratios of Earnings to Fixed         Filed with this document
                    Charges

EXHIBIT
NUMBER                          DESCRIPTION                                 METHOD OF FILING
-------                         -----------                                 ----------------
     13       --  1995 Annual Report to stockholders (only           Filed with this document
                    those portions incorporated by reference in
                    this document are deemed "filed")
     21       --  List of subsidiaries                               Filed with this document
     24       --  Power of Attorney and Certified Resolution         Filed with this document
                    of Board of Directors
     27       --  Financial Data Schedule                            Filed with this document


    * Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1992

   ** Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1994

  *** Incorporated by reference to Post Effective Amendment No. 1 to
      Registration Statement on Form S-8 to Form S-4 Registration Statement (No. 33-50667)

 **** Incorporated by reference to Form 10-K Annual Report of Medco Containment
      Services, Inc. for the fiscal year ended June 30, 1993