Form 10-Q
period 1996-03-31
MERCK & CO INC
filed 1996-05-14
CIK 64978

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________ to ____________

                           Commission File No. 1-3305

                                MERCK & CO., INC.
                                  P. O. Box 100
                                 One Merck Drive
                       Whitehouse Station, N.J. 08889-0100
                                 (908) 423-1000

Incorporated in New Jersey                       I.R.S. Employer Identification
                                                 No. 22-1109110

The number of shares of common stock outstanding as of the close of business on April 30, 1996:

             Class                             Number of Shares Outstanding
             -----                             ----------------------------

             Common Stock                             1,216,545,822

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

Part I - Financial Information

                       MERCK & CO., INC. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED STATEMENT OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                    ($ in millions except per share amounts)

                                                                        Three Months
                                                                       Ended March 31
                                                                ----------------------------
                                                                   1996               1995
                                                                ---------          ---------

     Sales                                                      $ 4,530.4          $ 3,817.3
                                                                ---------          ---------

     Costs, Expenses and Other

       Materials and production                                   2,233.1            1,726.2

       Marketing and administrative                                 814.3              770.0

       Research and development                                     349.5              288.2

       Gains on sales of specialty chemical businesses                -               (682.9)

       Restructuring charge                                           -                175.0

       Other (income) expense, net                                 (105.5)             445.0
                                                                ---------          ---------

                                                                  3,291.4            2,721.5
                                                                ---------          ---------

     Income Before Taxes                                          1,239.0            1,095.8

     Taxes on Income                                                375.2              338.4
                                                                ---------          ---------

     Net Income                                                 $   863.8          $   757.4
                                                                =========          =========

     Per Share of Common Stock:

       Net Income                                                    $.70               $.61

       Dividends Declared                                            $.34               $.30

     Average Number of Common

       Shares Outstanding (millions)                              1,227.0            1,242.6


    The accompanying notes are an integral part of this financial statement.

                       MERCK & CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      MARCH 31, 1996 AND DECEMBER 31, 1995
                                 ($ in millions)

                                                                            March 31         December 31
                                                                              1996               1995
                                                                            --------         -----------

     ASSETS
       Current Assets
         Cash and cash equivalents                                         $ 1,753.4           $ 1,847.4
         Short-term investments                                              1,712.2             1,502.4
         Accounts receivable                                                 2,432.2             2,495.7
         Inventories                                                         1,882.7             1,872.5
         Prepaid expenses and taxes                                            830.4               899.5
                                                                           ---------           ---------

           Total current assets                                              8,610.9             8,617.5
                                                                           ---------           ---------

       Investments                                                           2,027.7             1,969.6

       Property, Plant and Equipment, at cost,
         net of allowance for depreciation of
         $2,565.6 in 1996 and $2,439.9 in 1995                               5,401.4             5,269.1

       Goodwill and Other Intangibles,
         net of accumulated amortization of
         $458.4 in 1996 and $411.5 in 1995                                   6,786.6             6,826.3

       Other Assets                                                          1,157.3             1,149.3
                                                                           ---------           ---------

                                                                           $23,983.9           $23,831.8
                                                                           =========           =========
     LIABILITIES AND STOCKHOLDERS' EQUITY
       Current Liabilities
         Accounts payable and accrued liabilities                          $ 2,897.9           $ 3,105.2
         Loans payable and current portion of long-term debt                   573.7               423.1
         Income taxes payable                                                1,831.2             1,743.0
         Dividends payable                                                     417.4               418.2
                                                                           ---------           ---------

           Total current liabilities                                         5,720.2             5,689.5
                                                                           ---------           ---------

       Long-Term Debt                                                        1,516.2             1,372.8
                                                                           ---------           ---------

       Deferred Income Taxes and Noncurrent Liabilities                      2,796.8             2,747.5
                                                                           ---------           ---------

       Minority Interests                                                    2,287.3             2,286.3
                                                                           ---------           ---------

       Stockholders' Equity
       Common stock
         Authorized  - 2,700,000,000 shares
         Issued      - 1,483,468,799 shares - 1996
                     - 1,483,463,327 shares - 1995                           4,761.3             4,742.5
       Retained earnings                                                    13,161.3            12,740.6
                                                                           ---------           ---------
                                                                            17,922.6            17,483.1
       Less treasury stock, at cost
         260,714,513 shares - 1996
         254,614,794 shares - 1995                                           6,259.2             5,747.4
                                                                           ---------           ---------

           Total stockholders' equity                                       11,663.4            11,735.7
                                                                           ---------           ---------

                                                                           $23,983.9           $23,831.8
                                                                           =========           =========

    The accompanying notes are an integral part of this financial statement.

                       MERCK & CO., INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 ($ in millions)

                                                                                                          Three Months
                                                                                                         Ended March 31
                                                                                                 -----------------------------
                                                                                                    1996                1995
                                                                                                 ---------           ---------

     CASH FLOWS FROM OPERATING ACTIVITIES
     Income before taxes                                                                         $ 1,239.0           $ 1,095.8
     Adjustments to reconcile income before taxes to cash provided from operations before taxes:
         Gains on sales of specialty chemical businesses                                               -                (682.9)
         Restructuring charge                                                                          -                 175.0
         Other                                                                                       111.7               448.2
         Net changes in assets and liabilities                                                         1.3                13.2
                                                                                                 ---------           ---------

     CASH PROVIDED BY OPERATING ACTIVITIES BEFORE TAXES                                            1,352.0             1,049.3
     INCOME TAXES PAID                                                                              (168.4)             (673.2)
                                                                                                 ---------           ---------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     1,183.6               376.1
                                                                                                 ---------           ---------

     CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                                           (265.6)             (162.6)
     Purchase of securities, subsidiaries and other investments                                   (1,860.0)           (1,596.6)
     Proceeds from sale of securities, subsidiaries and other investments                          1,556.5             1,500.3
     Proceeds from sales of specialty chemical businesses, net of cash transferred                     -               1,321.1
     Other                                                                                           (16.4)              (43.7)
                                                                                                 ---------           ---------
     NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                                               (585.5)            1,018.5
                                                                                                 ---------           ---------

     CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in short-term borrowings                                                               (.3)              (16.2)
     Proceeds from issuance of debt                                                                  300.2                 -
     Payments on debt                                                                                 (2.0)               (4.3)
     Purchase of treasury stock                                                                     (575.3)             (530.9)
     Dividends paid to stockholders                                                                 (438.5)             (379.9)
     Other                                                                                            50.5                53.3
                                                                                                 ---------           ---------
     NET CASH USED BY FINANCING ACTIVITIES                                                          (665.4)             (878.0)
                                                                                                 ---------           ---------

     EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                    (26.7)              100.5
                                                                                                 ---------           ---------
     NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                            (94.0)              617.1
     CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                1,847.4             1,604.0
                                                                                                 ---------           ---------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $ 1,753.4           $ 2,221.1
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

     Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full year 1996; in the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

     Certain reclassifications have been made to prior year amounts to conform with current year presentation.

2.    Inventories consisted of:

                                                                  ($ in millions)
                                                         ------------------------------
                                                         March 31           December 31
                                                           1996                1995
                                                         --------           -----------
        Finished goods                                   $1,082.3              $1,078.3
        Raw materials and work in process                   728.4                 716.2
        Supplies                                             72.1                  78.0
                                                         --------              --------
          Total (approximates current cost)               1,882.8               1,872.5
        Reduction to LIFO cost                                 .1                 -
                                                         --------              --------
                                                         $1,882.7              $1,872.5
                                                         ========              ========

3. In January 1996, the Company issued $250.0 million of 30-year debentures under its existing $1.0 billion shelf registration bearing a coupon of 6.3% payable semi-annually.

4. The Company, including Merck-Medco Managed Care (Medco), is party to a number of antitrust suits, four of which have been certified as class actions (one at the Federal level and three at the state level), instituted by most of the nation's retail pharmacies and consumers in several states, alleging conspiracies in restraint of trade and challenging the pricing and/or purchasing practices of the Company and Medco, respectively. Effective January 31, 1996, the Company and several other defendants entered into an agreement, subject to Court approval, to settle the Federal class action alleging conspiracy, which represents the single largest group of retail pharmacy claims, pursuant to which the Company would pay $51.8 million, payable in four equal annual installments. On April 4, 1996, the Court declined to approve the settlement. Subsequently, the Company and several other defendants entered into an amended settlement agreement, subject to Court approval, which provides for the same monetary payment and addresses the Court's concerns as expressed in its April 4, 1996 opinion. On May 8, 1996, the Court granted preliminary approval of the amended settlement. A hearing regarding final approval is scheduled for June 11, 1996. The Company has not engaged in any conspiracy and no admission of wrongdoing has been made or is included in the agreement, which was entered into in order to avoid the cost of litigation and the risk of an inaccurate adverse verdict by a jury presented by a case of this size and complexity. While it is not feasible to predict the final outcome of these proceedings, in the opinion of management, such proceedings should not ultimately result in any liability which would have a material adverse effect on the financial position, results of operations or liquidity of the Company.

5.    Sales consisted of:

                                                         ($ in millions)
                                                   ---------------------------
                                                           Three Months
                                                          Ended March 31
                                                   ---------------------------
                                                     1996               1995
                                                   --------           --------
        Cardiovasculars                            $1,631.3           $1,308.4
        Anti-ulcerants                                280.9              273.1
        Antibiotics                                   215.4              229.4
        Ophthalmologicals                             149.8              110.8
        Benign prostate hypertrophy                   120.2              108.8
        Vaccines/biologicals                          112.1               96.7
        Other Merck human health                       48.7               93.7
        Other human health                          1,751.6            1,332.6
        Animal health/crop protection                 220.4              224.6
        Specialty chemical                            -                   39.2
                                                   --------           --------
                                                   $4,530.4           $3,817.3
                                                   ========           ========

      Sales by therapeutic class include Medco sales of Merck products. Other human health primarily includes Medco sales of non-Merck products and Medco human health services, principally managed prescription drug programs.

6.    Other (income) expense, net, consisted of:

                                                                    ($ in millions)
                                                               --------------------------
                                                                      Three Months
                                                                     Ended March 31
                                                               --------------------------
                                                                  1996             1995
                                                               ---------         --------
        Interest income                                        $  (60.2)         $  (50.2)
        Interest expense                                           34.5              22.1
        Exchange (gains)/losses                                    (7.5)              6.1
        Minority interests                                         29.4              18.8
        Equity pick-up                                           (165.4)            (92.0)
        Amortization of goodwill and other intangibles             47.0              47.8
        Other, net                                                 16.7             492.4
                                                               --------          --------
                                                               $ (105.5)         $  445.0
                                                               ========          ========

      Minority interests include third parties' share of exchange gains and losses arising from translation of the financial statements into U.S. dollars.

      Interest paid for the three-month periods ended March 31, 1996 and 1995 was $10.3 million and $13.8 million, respectively.

7. Income taxes paid for the three-month periods ended March 31, 1996 and 1995 were $168.4 million and $673.2 million, respectively. The decrease in 1996 primarily reflects increased taxes paid in 1995 on the 1994 gain resulting from the sale to Astra of an interest in a joint venture, the 1995 gains on sales of subsidiaries and a change in laws affecting the calculation of Federal estimated payments.

8.    Legal proceedings to which the Company is a party are discussed in Part I
      Item 3, Legal Proceedings, in the Annual Report on Form 10-K. Current developments are discussed in Part II of this filing.

             MANAGEMENT'S ANALYSIS OF INTERIM FINANCIAL INFORMATION

Earnings per share for the first quarter of 1996 were $0.70, an increase of 15% over the first quarter of 1995. First quarter net income increased 14% to $863.8 million. Sales for the quarter were $4.5 billion, up 19% from the same period last year.

Sales growth for the first quarter was affected by the divestiture of Kelco in the first quarter of 1995 and Medco Behavioral Care Corp. in the fourth quarter of 1995. Adjusting for these effects, sales were up 23% over the first quarter of 1995.

Sales growth for the quarter was led by established major products, recent product introductions and growth from the Merck-Medco Managed Care business. Both domestic and international operations reported strong unit volume gains.

Foreign exchange had essentially no effect on the first quarter sales growth. Sales of Merck human and animal health products increased 13% for the first quarter. Sales outside the United States accounted for 31% of 1996 first quarter sales, compared with 33% for the same period last year.

Income growth for the quarter was driven by strong unit volume gains. The unfavorable effect of inflation, net of price, was partially offset by cost controls and productivity improvements in manufacturing and selling, general and administrative expenses.

The growth in pretax income was reduced by the Company's share of the increase in taxes related to the Astra Merck joint venture and the European vaccine joint venture with Pasteur Merieux Serums et Vaccins. The reduction in pretax growth, however, was offset by a corresponding reduction in the Company's tax rate in 1996, resulting in no effect on net income growth.

Results for the first quarter were paced by unit sales gains for 'Zocor', 'Mevacor', 'Vasotec', 'Vaseretic', 'Prinivil' and 'Proscar'. The 1995 introductions of 'Cozaar'* and 'Hyzaar'* in the U.S. and most major European markets and the launches of 'Fosamax', 'Trusopt' and 'Varivax' in the U.S. also contributed to the first quarter sales gain. Significant prescription volume growth in the Merck-Medco Managed Care business also contributed to the sales increase for the quarter.

Together, Merck's cholesterol-lowering agents, 'Zocor' and 'Mevacor', hold about 40% of the worldwide cholesterol-lowering market, and combined sales continued to show significant growth in the first quarter of 1996.

'Zocor' is now the leading cholesterol reducer worldwide. It has grown significantly since the results of the landmark Scandinavian Simvastatin Survival Study (4S) were reported in November 1994. The cholesterol-lowering market continues to expand fueled by 4S and additional supportive data on the benefits of using this class of products to lower cholesterol in high risk patients. Several countries have approved a new indication for 'Zocor', based on 4S, as the only cholesterol-lowering medicine proven to save lives and prevent heart attacks in people with heart disease and high cholesterol. With fewer than one-third of patients who have coronary disease currently receiving cholesterol-lowering therapy, there is a strong potential for the continued growth of 'Zocor'.

'Mevacor' is the first cholesterol-lowering drug demonstrated in a study to regress atherosclerotic plaques in the carotid arteries of patients without coronary artery disease. This is the major finding of the three-year Asymptomatic Carotid Artery Progression Study (ACAPS). The study found that patients taking 'Mevacor' experienced significantly fewer major cardiac events than patients treated with placebo. In February, the U.S. Food and Drug Administration (F.D.A.) cleared addition of the study results to the clinical pharmacology section of the labeling for 'Mevacor'.

'Vasotec', Merck's angiotensin converting enzyme (ACE) inhibitor for reducing high blood pressure and treating heart failure, continued its solid growth. It remains the leading branded product in the worldwide cardiovascular market.

*'Cozaar' and 'Hyzaar' are registered trademarks of E.I. du Pont de Nemours and Company, Wilmington, DE, USA.

Sales of 'Proscar' also increased in the first quarter of 1996. The growth is attributed to the ongoing impact of the Scandinavian Reduction of the Prostate Study (SCARP) and the growing acceptance by urologists.

'Varivax', Merck's vaccine for the prevention of chickenpox, was licensed by the F.D.A. in March 1995. Since its introduction, more than 2.3 million doses of 'Varivax' have been sold to physicians, hospitals and clinics.

'Cozaar' and 'Hyzaar' (a combination of 'Cozaar' and the diuretic hydrochlorothiazide) were introduced in the U.S. in May 1995. 'Cozaar' has also been launched in 15 other countries including France, Germany, Spain, Brazil and the United Kingdom. Both products have been exceptionally well accepted. 'Cozaar' is the first in a new class of anti-hypertensive drugs called Angiotensin-II (A-II) receptor antagonists. In clinical studies 'Cozaar' and 'Hyzaar' had excellent tolerability profiles and were highly effective. Both products were developed in collaboration with the DuPont Merck Pharmaceutical Company.

Merck introduced 'Trusopt', the first carbonic anhydrase inhibitor made in a topical (eyedrop) formulation, in the United States in May 1995. It also has been introduced in several European countries. Sales are proceeding at a strong pace. 'Trusopt' is indicated for the treatment of elevated intraocular pressure in patients with ocular hypertension or open-angle glaucoma. 'Trusopt' has been proven effective in the consistent lowering of intraocular pressure in most patients and may be used both as monotherapy and adjunctive therapy.

Pepcid AC Acid Controller(TM), a non-prescription formulation of 'Pepcid', was introduced in the U.S. in June 1995 by Johnson & Johnson o Merck Consumer Pharmaceuticals Co. and quickly became the number one OTC acid relief product. It is being met with high levels of consumer satisfaction and acceptance by doctors and pharmacists. The OTC market for acid relief products continues to expand and sales of Pepcid AC(TM) are growing significantly.

'Fosamax', a breakthrough in the treatment of osteoporosis in postmenopausal women, already has been introduced in 25 countries including the United States where it became available last October. Early prescription trends are strong. A major consumer campaign - including full-page advertisements in major U.S. newspapers and magazines - is underway to educate American women about the consequences of osteoporosis, and the benefits of treatment with 'Fosamax'.

In clinical trials, 'Fosamax' was shown to restore healthy bone lost due to osteoporosis. Even more important, the double-blind, placebo-controlled studies showed that 'Fosamax' reduced by 48 percent the proportion of women suffering new spinal fractures. 'Fosamax' is the first nonhormonal medicine for treating osteoporosis, a disease that affects about one-in-three women over the age of 50.

On March 14, the F.D.A. gave Merck clearance to market 'Crixivan' (indinavir sulfate), an HIV protease inhibitor, under the provisions of the F.D.A.'s accelerated review process. It is indicated in the treatment of HIV infection in adults when antiretroviral therapy is warranted. 'Crixivan', a potent inhibitor of the HIV protease enzyme that is critical to replication of the virus that causes AIDS, can be taken in combination with other anti-HIV therapies or alone.

On April 2, the F.D.A. licensed Merck to market 'Vaqta' (Hepatitis A Vaccine, Inactivated), a new vaccine for the prevention of hepatitis A in persons two years of age and older. Hepatitis A is a highly contagious virus that attacks the liver and can cause victims to be ill for several weeks. Because there is no treatment for hepatitis A and the medical and economic consequences of the disease are substantial, immunization of high risk individuals is recommended by the Centers for Disease Control and Prevention. The vaccine is now available.

On April 15, Astra Merck Inc., a joint venture company owned equally by Merck and Astra AB of Sweden, announced it has received clearance from the F.D.A. to market its antisecretory medication 'Prilosec'* (omeprazole) in combination with the antibiotic Biaxin* (clarithromycin). The combination therapy will be indicated for the treatment of patients with H. pylori infection and duodenal ulcer to eradicate H. pylori, the bacteria now believed to cause approximately 90 percent of peptic ulcers. Astra Merck has also received F.D.A. clearance to market 'Prilosec' for the short-term treatment of active benign gastric ulcers.

The Federal Trade Commission (F.T.C.) has recently instituted an investigation into whether pharmaceutical companies may have violated Federal antitrust laws in connection with establishing pricing practices. On March 13, 1996, the Company received a notice from the F.T.C. that it was included in this investigation. Management believes that the Company is currently operating in all material respects in accordance with applicable standards. While it is not feasible to predict or determine the outcome of the investigation, management does not believe that it should result in a materially adverse effect on the Company's financial position, results of operations or liquidity.







*'Prilosec' is a registered trademark of Astra AB; Biaxin is a registered trademark of Abbott Laboratories.

Part II - Other Information

Item 1.  Legal Proceedings

The Company, including Medco, is party to a number of antitrust suits, four of which have been certified as class actions (one at the Federal level and three at the state level), instituted by most of the nation's retail pharmacies and consumers in several states, alleging conspiracies in restraint of trade and challenging the pricing and/or purchasing practices of the Company and Medco, respectively. A significant number of other pharmaceutical companies and wholesalers have also been sued in the same or similar litigation. These actions, except for several actions pending in state courts, have been consolidated for pre-trial purposes in the United States District Court for the Northern District of Illinois. Effective January 31, 1996, the Company and several other defendants entered into an agreement, subject to Court approval, to settle the Federal class action alleging conspiracy, which represents the single largest group of retail pharmacy claims, pursuant to which the Company would pay $51.8 million, payable in four equal annual installments. On April 4, 1996, the Court declined to approve the settlement. Subsequently, the Company and several other defendants entered into an amended settlement agreement, subject to Court approval, which provides for the same monetary payment and addresses the Court's concerns as expressed in its April 4, 1996 opinion. On
May 8, 1996, the Court granted preliminary approval of the amended settlement.
A hearing regarding final approval is scheduled for June 11, 1996. The
Company has not engaged in any conspiracy and no admission of wrongdoing has been made or is included in the agreement, which was entered into in order to avoid the cost of litigation and the risk of an inaccurate adverse verdict by a jury presented by a case of this size and complexity. While it is not feasible to predict the final outcome of these proceedings, in the opinion of management, such proceedings should not ultimately result in any liability which would have a material adverse effect on the financial position, results of operations or liquidity of the Company.

The Federal Trade Commission (F.T.C.) has recently instituted an investigation into whether pharmaceutical companies may have violated Federal antitrust laws in connection with establishing pricing practices. On March 13, 1996, the Company received a notice from the F.T.C. that the Company was included in this investigation. Management believes that the Company is currently operating in all material respects in accordance with applicable standards. Accordingly, although management cannot predict the outcome of the investigation, it does not believe that the result of the investigation will have a material adverse effect on the financial position, results of operations or liquidity of the Company.

Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits

          Number          Description                          Method of Filing
          ------          -----------                          ----------------

            3(a)          Restated Certificate of              Incorporated by reference to Form 10-K
                            Incorporation of Merck               Annual Report for the fiscal year
                            & Co., Inc. (May 6, 1992)            ended December 31, 1992

            3(b)          By-Laws of Merck & Co., Inc.         Incorporated by reference to Form 10-K
                            (as amended effective                Annual Report for the fiscal year
                             June 9, 1994)                       ended December 31, 1994

           11             Computation of Earnings              Filed with this document
                            Per Common Share

           12             Computation of Ratios of             Filed with this document
                            Earnings to Fixed Charges

           27             Financial Data Schedule              Filed with this document

    (b)   Reports on Form 8-K

          During the three-month period ending March 31, 1996, no current reports on Form 8-K were filed.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MERCK & CO., INC.


                                       /s/ Mary M. McDonald
                                       -----------------------------------------
Date:  May 10, 1996                    MARY M. MCDONALD
                                       Senior Vice President and General Counsel


                                       /s/ Peter E. Nugent
                                       -----------------------------------------
Date:  May 10, 1996                    PETER E. NUGENT
                                       Vice President, Controller

                                  EXHIBIT INDEX

Exhibit
Number                      Description
- ------                      -----------

  3(a)                      Restated Certificate of Incorporation of Merck & Co., Inc. (May 6, 1992)
                             - Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1992

  3(b)                      By-Laws of Merck & Co. Inc.(as amended effective June 9, 1994)
                             - Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1994

   11                       Computation of Earnings Per Common Share

   12                       Computation of Ratios of Earnings to Fixed Charges

   27                       Financial Data Schedule