Form 10-K/A
period 1995-12-31
MERCK & CO INC
filed 1996-06-24
CIK 64978

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 24, 1996
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its annual report on Form 10-K for the fiscal year ended December 31, 1995 as set forth below:

1.  Add Exhibit Numbers 99(a), 99(b) and 99(c) as follows:

EXHIBIT                                                         METHOD OF
NUMBER                 DESCRIPTION                               FILING
99(a)    -- Financial statements and exhibits       Filed with this Form 10-K/A
            required by Form 11-K Annual Report     Amendment
            pursuant to Section 15(d) of the
            Securities Exchange Act of 1934 for
            the Merck & Co., Inc. Employee
            Savings and Security Plan for the
            fiscal year ended December 31, 1995

99(b)    -- Financial statements and exhibits       Filed with this Form 10-K/A
            required by Form 11-K Annual Report     Amendment
            pursuant to Section 15(d) of the
            Securities Exchange Act of 1934 for
            the Merck & Co., Inc. Employee Stock
            Purchase and Savings Plan for the
            fiscal year ended December 31, 1995

99(c)    -- Financial statements and exhibits       Filed with this Form 10-K/A
            required by Form 11-K Annual Report     Amendment
            pursuant to Section 15(d) of the
            Securities Exchange Act of 1934 for
            the Hubbard Farms, Inc. Employee
            Savings Plan for the fiscal year
            ended December 31, 1995

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          MERCK & CO., INC.
Dated:  June 21, 1996
                                               By  RAYMOND V. GILMARTIN
                                              (CHAIRMAN OF THE BOARD,
                                                      PRESIDENT
                                             AND CHIEF EXECUTIVE OFFICER)

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

                SIGNATURES                                 TITLE                       DATE
- ------------------------------------------   ----------------------------------   ---------------
           RAYMOND V. GILMARTIN              Chairman of the Board,
                                               President and Chief
                                               Executive Officer ;
                                               Principal Executive
                                               Officer ; Director

              JUDY C. LEWENT                 Senior Vice President
                                               and Chief Financial
                                               Officer; Principal
                                               Financial Officer

             PETER E. NUGENT                 Vice President, Controller ;
                                               Principal Accounting
                                               Officer
               DEREK BIRKIN                                                       June 21, 1996
           LAWRENCE A. BOSSIDY
             WILLIAM G. BOWEN
            JOHNNETTA B. COLE
            CAROLYNE K. DAVIS                Directors
              LLOYD C. ELAM
          CHARLES E. EXLEY, JR.
            WILLIAM N. KELLEY
             SAMUEL O. THIER
           DENNIS WEATHERSTONE


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

                                                    By  /s/CELIA A. COLBERT
                                                           CELIA A. COLBERT
                                                          (ATTORNEY-IN-FACT)

                                 EXHIBIT INDEX

EXHIBIT                                                       METHOD OF
NUMBER                DESCRIPTION                              FILING
- -------  --------------------------------------   ---------------------------------
99(a)    -- Financial statements and exhibits     Filed with this Form 10-K/A
            required by Form 11-K Annual Report   Amendment
            pursuant to Section 15(d) of the
            Securities Exchange Act of 1934 for
            the Merck & Co., Inc. Employee
            Savings and Security Plan for the
            fiscal year ended December 31, 1995

99(b)    -- Financial statements and exhibits     Filed with this Form 10-K/A
            required by Form 11-K Annual Report   Amendment
            pursuant to Section 15(d) of the
            Securities Exchange Act of 1934 for
            the Merck & Co., Inc. Employee
            Stock Purchase and Savings Plan for
            the fiscal year ended December 31,
            1995

99(c)    -- Financial statements and exhibits     Filed with this Form 10-K/A
            required by Form 11-K Annual Report   Amendment
            pursuant to Section 15(d) of the
            Securities Exchange Act of 1934 for
            the Hubbard Farms, Inc. Employee
            Savings Plan for the fiscal year
            ended December 31, 1995