Form 10-Q
period 1996-06-30
MERCK & CO INC
filed 1996-08-13
CIK 64978

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q




(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________


                           Commission File No. 1-3305


                                MERCK & CO., INC.
                                  P. O. Box 100
                                 One Merck Drive
                       Whitehouse Station, N.J. 08889-0100
                                 (908) 423-1000

Incorporated in New Jersey                        I.R.S. Employer Identification
                                                  No. 22-1109110



The number of shares of common stock outstanding as of the close of business on July 31, 1996.

Class                                              Number of Shares Outstanding
- -----                                              ----------------------------

Common Stock                                               1,205,396,246


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                  Yes  X          No
                                     -----          -----

Part I - Financial Information




                       MERCK & CO., INC. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED STATEMENT OF INCOME
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                    ($ in millions except per share amounts)


                                                                           Three Months                     Six Months
                                                                           Ended June 30                   Ended June 30
                                                                       ------------------------       ------------------------
                                                                         1996            1995           1996            1995
                                                                       --------        --------       --------        --------
Sales                                                                  $4,908.8        $4,135.7       $9,439.2        $7,953.0
                                                                       --------        --------       --------        --------

Costs, Expenses and Other

  Materials and production                                              2,283.8         1,746.0        4,516.9         3,472.2

  Marketing and administrative                                            946.2           849.6        1,760.6         1,619.6

  Research and development                                                347.7           329.7          697.2           617.8

  Gains on sales of specialty chemical businesses                         -               -              -              (682.9)

  Restructuring charge                                                    -               -              -               175.0

  Other (income) expense, net                                             (63.3)          (31.1)        (168.9)          414.0
                                                                       -------         --------       --------        --------

                                                                        3,514.4         2,894.2        6,805.8         5,615.7
                                                                       --------        --------       --------        --------

Income Before Taxes                                                     1,394.4         1,241.5        2,633.4         2,337.3

Taxes on Income                                                           422.3           383.4          797.5           721.8
                                                                       --------        --------       --------        --------

Net Income                                                             $  972.1        $  858.1       $1,835.9        $1,615.5
                                                                       ========        ========        ========       ========

Per Share of Common Stock:

  Net Income                                                               $.80            $.69          $1.50           $1.30

  Dividends Declared                                                       $.34            $.30           $.68            $.60

Average Number of Common
  Shares Outstanding (millions)                                         1,214.9         1,236.8        1,220.7         1,239.9

    The accompanying notes are an integral part of this financial statement.

                       MERCK & CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       JUNE 30, 1996 AND DECEMBER 31, 1995
                                 ($ in millions)

                                                                                        June 30                December 31
                                                                                          1996                    1995
                                                                                       ---------                ---------
ASSETS
  Current Assets
    Cash and cash equivalents                                                          $ 1,686.8                $ 1,847.4
    Short-term investments                                                                 828.6                  1,502.4
    Accounts receivable                                                                  2,499.3                  2,495.7
    Inventories                                                                          1,811.0                  1,872.5
    Prepaid expenses and taxes                                                             796.9                    899.5
                                                                                       ---------                ---------

      Total current assets                                                               7,622.6                  8,617.5
                                                                                       ---------                ---------

  Investments                                                                            2,124.3                  1,969.6

  Property, Plant and Equipment, at cost,
    net of allowance for depreciation of
    $2,679.3 in 1996 and $2,439.9 in 1995                                                5,569.2                  5,269.1

  Goodwill and Other Intangibles,
    net of accumulated amortization of
    $505.6 in 1996 and $411.5 in 1995                                                    6,740.1                  6,826.3

  Other Assets                                                                           1,190.0                  1,149.3
                                                                                       ---------                ---------

                                                                                       $23,246.2                $23,831.8
                                                                                       =========                =========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
     Accounts payable and accrued liabilities                                          $ 2,809.6                $ 3,105.2
     Loans payable and current portion of long-term debt                                   333.4                    423.1
     Income taxes payable                                                                1,719.5                  1,743.0
     Dividends payable                                                                     411.9                    418.2
                                                                                       ---------                ---------

      Total current liabilities                                                          5,274.4                  5,689.5
                                                                                       ---------                ---------

  Long-Term Debt                                                                         1,505.9                  1,372.8
                                                                                       ---------                ---------

  Deferred Income Taxes and Noncurrent Liabilities                                       2,824.4                  2,747.5
                                                                                       ---------                ---------

  Minority Interests                                                                     2,308.2                  2,286.3
                                                                                       ---------                ---------

  Stockholders' Equity
  Common stock
    Authorized - 2,700,000,000 shares
    Issued     - 1,483,606,873 shares - 1996
               - 1,483,463,327 shares - 1995                                             4,795.8                  4,742.5
  Retained earnings                                                                     13,746.6                 12,740.6
                                                                                       ---------                ---------
                                                                                        18,542.4                 17,483.1
  Less treasury stock, at cost
    274,755,265 shares - 1996
    254,614,794 shares - 1995                                                            7,209.1                  5,747.4
                                                                                       ---------                ---------

      Total stockholders' equity                                                        11,333.3                 11,735.7
                                                                                       ---------                ---------

                                                                                       $23,246.2                $23,831.8
                                                                                       =========                =========

    The accompanying notes are an integral part of this financial statement.

                       MERCK & CO., INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                 ($ in millions)

                                                                                                        Six Months
                                                                                                       Ended June 30
                                                                                                --------------------------
                                                                                                   1996             1995
                                                                                                ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before taxes                                                                             $ 2,633.4        $ 2,337.3
Adjustments to reconcile income before taxes to cash provided from operations before taxes:
   Gains on sales of Specialty Chemical businesses                                                  -               (682.9)
   Restructuring charge                                                                             -                175.0
   Other                                                                                            216.7            609.9
   Net changes in assets and liabilities                                                             33.7           (185.6)
                                                                                                ---------        ---------

CASH PROVIDED BY OPERATING ACTIVITIES BEFORE TAXES                                                2,883.8          2,253.7
INCOME TAXES PAID                                                                                  (598.5)        (1,439.2)
                                                                                                ---------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                         2,285.3            814.5
                                                                                                ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                               (576.9)          (379.6)
Purchase of securities, subsidiaries and other investments                                       (5,714.5)        (5,092.6)
Proceeds from sale of securities, subsidiaries and other investments                              6,192.8          4,846.1
Proceeds from sales of Specialty Chemical businesses, net of cash transferred                       -              1,321.1
Other                                                                                               (31.3)          (141.5)
                                                                                                ---------        ---------
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                                                   (129.9)           553.5
                                                                                                ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings                                                                  11.6            (45.0)
Proceeds from issuance of debt                                                                      315.0             13.6
Payments on debt                                                                                   (267.5)           (14.2)
Purchase of treasury stock                                                                       (1,583.8)          (804.1)
Dividends paid to stockholders                                                                     (835.5)          (749.5)
Other                                                                                                97.5            135.7
                                                                                                ---------        ----------
NET CASH USED BY FINANCING ACTIVITIES                                                            (2,262.7)        (1,463.5)
                                                                                                ---------        ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                        (53.3)           155.6
                                                                                                ---------        ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                               (160.6)            60.1
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                    1,847.4          1,604.0
                                                                                                ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $ 1,686.8        $ 1,664.1
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

2.     Inventories consisted of:

                                                                                ($ in millions)
                                                                     ---------------------------------------
                                                                       June 30                  December 31
                                                                         1996                       1995
                                                                       --------                 ------------
        Finished goods                                                 $1,002.5                   $1,078.3
        Raw materials and work in process                                 740.6                      716.2
        Supplies                                                           68.1                       78.0
                                                                       --------                   --------
          Total (approximates current cost)                             1,811.2                    1,872.5
        Reduction to LIFO cost                                               .2                       -
                                                                       --------                   --------
                                                                       $1,811.0                   $1,872.5
                                                                       ========                   ========

3. In January 1996, the Company issued $250.0 million of 30-year debentures, under its existing $1.0 billion shelf registration, bearing a coupon of 6.3% payable semi-annually.

4. The Company, including Merck-Medco Managed Care (Medco), is party to a number of antitrust suits, four of which have been certified as class actions (one at the Federal level and three at the state level), instituted by most of the nation's retail pharmacies and consumers in several states, alleging conspiracies in restraint of trade and challenging the pricing and/or purchasing practices of the Company and Medco, respectively. Effective January 31, 1996, the Company and several other defendants entered into an agreement, subject to Court approval, to settle the Federal class action alleging conspiracy, which represents the single largest group of retail pharmacy claims, pursuant to which the Company would pay $51.8 million, payable in four equal annual installments. On April 4, 1996, the Court declined to approve the settlement. Subsequently, the Company and several other defendants entered into an amended settlement agreement, which provides for the same monetary payment and addresses the Court's concerns as expressed in its April 4, 1996 opinion. On June 21, 1996, the Court granted approval of the amended settlement agreement, which will become effective at the completion of appeals, if any. The Company has not engaged in any conspiracy and no admission of wrongdoing has been made or is included in the amended agreement, which was entered into in order to avoid the cost of litigation and the risk of an inaccurate adverse verdict by a jury presented by a case of this size and complexity. While it is not feasible to predict the final outcome of these proceedings, in the opinion of management, such proceedings should not ultimately result in any liability which would have a material adverse effect on the financial position, results of operations or liquidity of the Company.

5.       Sales consisted of:

                                                                                 ($ in millions)
                                                              -------------------------------------------------------
                                                                  Three Months                      Six Months
                                                                  Ended June 30                   Ended June 30
                                                              ----------------------           ----------------------
                                                                1996          1995               1996          1995
                                                              --------      --------           --------      --------
        Cardiovasculars                                       $1,944.8      $1,644.2           $3,576.1      $2,952.6
        Anti-ulcerants                                           254.9         202.1              535.8         475.2
        Antibiotics                                              197.9         203.3              413.3         432.8
        Ophthalmologicals                                        171.7         140.2              321.5         251.0
        Vaccines/biologicals                                     137.6         146.7              249.7         243.4
        Benign prostate hypertrophy                              110.0          89.0              230.2         197.7
        Other Merck human health                                  90.1          55.3              138.8         149.0
        Other human health                                     1,749.6       1,394.2            3,501.2       2,726.8
        Animal health/crop protection                            252.2         260.7              472.6         485.3
        Specialty chemical                                       -             -                  -              39.2
                                                              --------      --------           --------      --------
                                                              $4,908.8      $4,135.7           $9,439.2      $7,953.0
                                                              ========      ========           ========      ========

      Sales by therapeutic class include Medco sales of Merck products. Other human health primarily includes Medco sales of non-Merck products and Medco human health services, principally managed prescription drug programs.

6.    Other (income) expense, net, consisted of:

                                                                                       ($ in millions)
                                                                     -----------------------------------------------------
                                                                         Three Months                   Six Months
                                                                         Ended June 30                Ended June 30
                                                                     ------------------------      -----------------------
                                                                       1996            1995          1996           1995
                                                                     --------        --------      --------        -------
       Interest income                                               $ (49.2)        $ (46.4)      $ (109.4)       $ (96.6)
       Interest expense                                                 32.8            23.0           67.3           45.1
       Exchange gains                                                   (5.6)           (8.2)         (13.1)          (2.1)
       Minority interests                                               42.5            34.1           71.9           52.9
       Equity income from affiliates                                  (128.4)          (71.5)        (293.8)        (163.5)
       Amortization of goodwill and other intangibles                   47.2            47.4           94.2           95.2
       Other, net                                                       (2.6)           (9.5)          14.0          483.0
                                                                     -------         -------       --------        -------
                                                                     $ (63.3)        $ (31.1)      $ (168.9)       $ 414.0
                                                                     =======         =======       ========        =======

         Minority interests include third parties' share of exchange gains and losses arising from translation of the financial statements into U.S. dollars.

         Interest paid for the six-month periods ended June 30, 1996 and 1995 was $35.5 million and $39.1 million, respectively.

7. Income taxes paid for the six-month periods ended June 30, 1996 and 1995 were $598.5 million and $1,439.2 million, respectively. The decrease in 1996 primarily reflects increased taxes paid in 1995 on the 1994 gain resulting from the sale to Astra AB (Astra) of an interest in a joint venture, the 1995 gains on sales of subsidiaries and a change in law affecting the calculation of Federal estimated payments.

8. Legal proceedings to which the Company is a party are discussed in Part I Item 3, Legal Proceedings, in the Annual Report on Form 10-K. Current developments are discussed in Part II of this filing.

             MANAGEMENT'S ANALYSIS OF INTERIM FINANCIAL INFORMATION


Earnings per share for the second quarter of 1996 were $0.80, an increase of 16% over the second quarter of 1995. Second quarter net income increased 13% to $972.1 million. Sales for the quarter were $4.9 billion, up 19% from the same period last year.

For the first six months, earnings per share were $1.50, an increase of 15% from the first six months of 1995. Net income was $1,835.9 million for the first six months of 1996, an increase of 14% from the first six months of 1995.
Sales rose 19% to $9.4 billion.

Sales growth for the quarter and first six months was affected by the divestiture of Medco Behavioral Care Corp. in the fourth quarter of 1995. Sales growth for the first six months was also affected by the divestiture of Kelco in the first quarter of 1995. Adjusting for these effects, sales for the second quarter and first six months increased 21% and 22%, respectively.

Sales growth for the quarter and the first half of 1996 continued to be led by established major products, recent product introductions and growth from the Merck-Medco Managed Care business. Both domestic and international operations reported strong unit volume gains.

Foreign exchange reduced the second quarter sales growth by two percentage points as compared to essentially no effect on the first quarter sales growth. Excluding exchange, sales of Merck human and animal health products increased 19% and 16% for the second quarter and six months, respectively. Sales outside the United States accounted for 30% of the first half of 1996 sales, compared with 33% for the same period last year.

Income growth for the first six months was driven by strong unit volume gains. The unfavorable effect of inflation, net of price and exchange, was partially offset by cost controls and productivity improvements in manufacturing and selling, general and administrative expenses.

The growth in pretax income for the second quarter and first six months was reduced by the Company's share of the increase in taxes related to the Astra Merck joint venture and the European vaccine joint venture with Pasteur Merieux Serums et Vaccins. The reduction in pretax growth, however, was offset by a corresponding reduction in the Company's tax rate in 1996, resulting in no effect on net income growth.

Results for the first six months were paced by sales gains for 'Zocor', 'Mevacor', 'Vasotec', 'Vaseretic', 'Prinivil', 'Proscar' and 'Pepcid'. The 1995 introductions of 'Cozaar'*, 'Hyzaar'*, 'Fosamax' and 'Trusopt' in the U.S. and many major European markets, the 1995 launch of 'Varivax' in the U.S. and the 1996 introduction of 'Crixivan' also contributed to the first half sales gain. Significant prescription volume growth in the Merck-Medco Managed Care business also contributed to the sales increase for the first six months.

Together, Merck's cholesterol-lowering agents, 'Zocor' and 'Mevacor', hold about 40% of the worldwide cholesterol-lowering market, and combined sales continued to show significant growth in 1996. The cholesterol-lowering market continues to expand, fueled by results of the landmark Scandinavian Simvastatin Survival Study (4S) and additional key studies on the benefits of using this class of products to lower cholesterol in high-risk patients.

Twenty countries have approved a new indication for 'Zocor', based on 4S, as a cholesterol-lowering medicine proven to save lives and prevent heart attacks in people with heart disease and high cholesterol. 'Zocor', unsurpassed in its cholesterol-lowering ability, remains the only medication with a FDA-approved indication to reduce all-cause mortality in patients with coronary heart disease. With fewer than one-third of patients who have coronary disease currently receiving cholesterol-lowering therapy, there is strong potential for the continued growth of 'Zocor'.

'Mevacor' is the first cholesterol-lowering drug demonstrated in a study to regress atherosclerotic plaques in the carotid arteries of patients without coronary artery disease. The Asymptomatic Carotid Artery Progression Study (ACAPS) found that patients taking 'Mevacor' experienced significantly fewer major cardiac events than patients treated with a placebo. In February, the FDA cleared addition of the study results to the clinical pharmacology section of the labeling for 'Mevacor'.


         *'Cozaar' and 'Hyzaar' are registered trademarks of E.I. du Pont de
           Nemours and Company, Wilmington, DE, USA.

'Vasotec', Merck's angiotensin converting enzyme (ACE) inhibitor for reducing high blood pressure and treating heart failure, continued its growth. It remains the leading branded product in the worldwide cardiovascular market.

The strong volume growth of 'Proscar' is attributable to increasing acceptance by urologists and the results from the Scandinavian Reduction of the Prostate Study (SCARP) and the 'Proscar' Safety Plus Efficacy Canadian Two-Year (PROSPECT) study. Another new study pooled the results of five trials comparing 'Proscar' and a placebo. The study found that 'Proscar' appeared to reduce symptoms in patients with severely enlarged prostates. About 50 percent of patients suffer from this condition. All these results continue to support the long-term safety and effectiveness of the medicine in improving urinary symptoms, urinary flow and quality of life in patients taking 'Proscar'.

'Fosamax', Merck's breakthrough product for the treatment of osteoporosis in postmenopausal women, has been introduced in 29 countries, including the United States where it became available last October. Prescription trends are strong. In May, researchers at the University of California at San Francisco announced that 'Fosamax' reduced by about half the risk of hip and vertebral fractures in postmenopausal women with osteoporosis who have had a previous spinal fracture. This is the first study to show a reduction in hip fractures in this population. In the United States, the annual cost of hip fractures is estimated at $10 billion.

Merck continues to educate women about the consequences of osteoporosis and the benefits of treatment with 'Fosamax' through major consumer campaigns -- including full-page advertisements in major newspapers and magazines. 'Fosamax' is the first nonhormonal medicine for treating osteoporosis, a disease that affects about one-in-three women over the age of 50.

On April 29, Merck filed a supplement with the U.S. FDA for a new indication for 'Fosamax' - the prevention of osteoporosis in postmenopausal women.

Prescription activity remains strong for 'Pepcid', an H2-receptor antagonist for the treatment of duodenal ulcers and the short-term treatment of gastric ulcers and gastroesophageal reflux disease (GERD). It continues its solid performance despite competition from generic cimetidine, newer antisecretory agents and the introduction of over-the-counter (OTC) H2 antagonists.

Pepcid AC Acid Controller(TM), sold by Johnson & Johnson o Merck Consumer Pharmaceuticals Co., continues to lead the high-growth acid indigestion remedy market, even in the face of expanded competition. The product, which recently celebrated its one-year anniversary in the OTC market, has registered retail sales of more than $250 million since launch. In addition to its presence in the United States, 'Pepcid AC' was just launched in Canada, making it the first OTC acid controller to be marketed there.

As the first and only chickenpox vaccine in the United States, 'Varivax' also contributed to the strong volume growth in the first six months of 1996. In May, Merck reached an agreement with the U.S. Centers for Disease Control and Prevention (CDC) to supply 'Varivax' for use in children served by the federally funded Vaccines for Children program. About 60 percent of children in the United States are vaccinated through federal and state-funded programs.

In May, Merck began shipping in the United States its newest vaccine, 'Vaqta', which is for the prevention of hepatitis A in people two years of age and older. Because there is no treatment for hepatitis A, a highly infectious viral disease that attacks the liver, and because the medical and economic consequences of the disease are substantial, immunization of high-risk individuals is recommended by the CDC.

'Cozaar' and 'Hyzaar' (a combination of 'Cozaar' and the diuretic hydrochlorothiazide) were introduced in the U.S. in May 1995. 'Cozaar' has also been registered in 50 other countries, including Canada and 19 western European countries. Both products have been exceptionally well accepted. 'Cozaar' is the first in a new class of anti-hypertensive drugs called Angiotensin-II (A-II) receptor antagonists. In clinical studies, 'Cozaar' and 'Hyzaar' had excellent tolerability profiles and were highly effective. Both products were developed in collaboration with the DuPont Merck Pharmaceutical Company.

Sales of 'Trusopt', the first carbonic anhydrase inhibitor made in a topical (eyedrop) formulation, have proceeded at a strong pace since it was first introduced in the United States in May 1995. It also has been introduced in several other countries, mainly in Europe. In only a year, 'Trusopt' has become the most widely prescribed anti-glaucoma medicine in the United States. The product is indicated for the treatment of elevated intraocular pressure in patients with ocular hypertension or open-angle glaucoma. 'Trusopt' has been proven effective in the consistent lowering of intraocular pressure in most patients and may be used both as monotherapy and adjunctive therapy.

On March 14, the FDA gave its fastest ever marketing clearance to 'Crixivan' (indinavir sulfate), an HIV protease inhibitor. It is indicated in the treatment of HIV infection in adults when antiretroviral therapy is warranted. 'Crixivan' can be taken in combination with other anti-HIV therapies or alone. New studies show that 'Crixivan' decreased HIV in the bloodstream to undetectable levels in almost 90 percent of patients on triple combination therapy ('Crixivan', AZT and 3TC) for as long as 48 weeks. Overall, clinical trials for 24 weeks and longer have shown that about 40 percent of patients taking 'Crixivan' alone had virus levels below the limit of detection.

The Federal Trade Commission (FTC) has recently instituted an investigation into whether pharmaceutical companies may have violated Federal antitrust laws in connection with pricing. On March 13, 1996, the Company received a notice from the FTC that the Company was included in this investigation. Management believes that the Company is currently operating in all material respects in accordance with applicable standards. Accordingly, although management cannot predict the outcome of the investigation, it does not believe that the result of the investigation will have a material adverse effect on the financial position, results of operations or liquidity of the Company.

Part II - Other Information

Item 1.  Legal Proceedings

The Company, including Medco, is party to a number of antitrust suits, four of which have been certified as class actions (one at the Federal level and three at the state level), instituted by most of the nation's retail pharmacies and consumers in several states, alleging conspiracies in restraint of trade and challenging the pricing and/or purchasing practices of the Company and Medco, respectively. A significant number of other pharmaceutical companies and wholesalers have also been sued in the same or similar litigation. These actions, except for several actions pending in state courts, have been consolidated for pre-trial purposes in the United States District Court for the Northern District of Illinois. Effective January 31, 1996, the Company and several other defendants entered into an agreement, subject to Court approval, to settle the Federal class action alleging conspiracy, which represents the single largest group of retail pharmacy claims, pursuant to which the Company would pay $51.8 million, payable in four equal annual installments. On April 4, 1996, the Court declined to approve the settlement. Subsequently, the Company and several other defendants entered into an amended settlement agreement, which provides for the same monetary payment (the first annual installment of which has already been paid into escrow) and addresses the Court's concerns as expressed in its April 4, 1996 opinion. On June 21, 1996, the Court granted approval of the amended settlement agreement, which will become effective at the completion of appeals, if any. The Company has not engaged in any conspiracy and no admission of wrongdoing has been made or is included in the amended agreement, which was entered into in order to avoid the cost of litigation and the risk of an inaccurate adverse verdict by a jury presented by a case of this size and complexity. While it is not feasible to predict the final outcome of these proceedings, in the opinion of management, such proceedings should not ultimately result in any liability which would have a material adverse effect on the financial position, results of operations or liquidity of the Company.

Reference may be made to Part II, Item 1 ("Legal Proceedings") of the Company's previously filed Form 10-Q for the quarterly period ended March 31, 1996.

Item 4.  Submission of Matters to a Vote of Security-Holders

The following matters were voted upon at the Annual Meeting of Stockholders held on April 23, 1996, and received the votes set forth below:

1. All of the following persons nominated were elected to serve as directors and received the number of votes set opposite their names:

                                                    For                    Withheld
                                                    ---                    --------

         H. Brewster Atwater, Jr.                   986,764,622             8,548,859
         Raymond V. Gilmartin                       987,620,143             7,693,338
         Samuel O. Thier, M.D.                      987,455,725             7,857,756
         Dennis Weatherstone                        984,098,079            11,213,902

2. A proposal to ratify the appointment of independent public accountants received 989,557,551 votes for and 2,674,389 votes against, with 3,081,541 abstentions.

3. A proposal to adopt the 1996 Non-Employee Directors Stock Option Plan received 815,387,580 votes for and 167,008,234 votes against, with 12,917,667 abstentions.

4. A stockholder proposal concerning prior government/political service of certain employees and directors received 29,720,343 votes for and 746,210,376 votes against, with 26,282,127 abstentions and 193,100,635 broker non-votes.

5. A stockholder proposal concerning benefits for management and directors received 43,048,610 votes for and 742,116,117 votes against, with 17,045,619 abstentions and 193,103,135 broker non-votes.

6. A stockholder proposal concerning annual election of directors received 292,292,353 votes for and 495,069,011 votes against, with 14,803,632 abstentions and 193,148,485 broker non-votes.

7. A stockholder proposal concerning bonuses received 46,233,844 votes for and 738,245,710 votes against, with 17,736,188 abstentions and 193,097,739 broker non-votes.

8. A stockholder proposal concerning charitable contributions received 34,834,095 votes for and 736,959,699 votes against, with 30,429,851 abstentions and 193,089,836 broker non-votes.

Item 6.      Exhibits and Reports on Form 8-K

(a)          Exhibits
             --------

             Number           Description                                       Method of Filing
             ------           -----------                                       ----------------

             3(a)             Restated Certificate of Incorporation of          Incorporated by reference to Form
                               Merck & Co., Inc. (May 6, 1992)                    10-K Annual Report for the fiscal
                                                                                  year ended December 31, 1992

             3(b)             By-Laws of Merck & Co., Inc. (as amended          Incorporated by reference to Form
                               effective June 9, 1994)                             10-K Annual Report for the fiscal
                                                                                   year ended December 31, 1994

             10(a)            1996 Non-Employee Directors Stock Option          Filed with this document
                               Plan (as adopted on April 23, 1996)

             10(b)            Plan for Deferred Payment of Directors'           Filed with this document
                                Compensation (amended and restated
                                June 21, 1996)

             10(c)            Retirement Plan for the Directors of              Filed with this document
                               Merck & Co., Inc. (amended and restated
                               June 21, 1996)

             10(d)            Letter Agreement dated May 24, 1996 with          Filed with this document
                               respect to the Employment Agreement between
                               Per G. H. Lofberg and Medco dated April 1,
                               1993 and amended July 27, 1993

             11               Computation of Earnings Per Common Share          Filed with this document

             12               Computation of Ratios of Earnings to              Filed with this document
                               Fixed Charges

             27               Financial Data Schedule                           Filed with this document

(b)   Reports on Form 8-K

      During the three-month period ending June 30, 1996, no current reports on Form 8-K were filed.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      MERCK & CO., INC.


Date:  August 12, 1996                /s/Mary M. McDonald
                                      ------------------------------------------
                                      Mary M. McDonald
                                      Senior Vice President and General Counsel




Date:  August 12, 1996                /s/Peter E. Nugent
                                      ------------------------------------------
                                      Peter E. Nugent
                                      Vice President, Controller

                                  EXHIBIT INDEX



         Exhibits
         --------

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

         10(a) 1996 Non-Employee Directors Stock Option Plan (as adopted on April 23, 1996)

         10(b) Plan for Deferred Payment of Directors' Compensation (amended and restated June 21, 1996)

         10(c) Retirement Plan for the Directors of Merck & Co., Inc. (amended and restated June 21, 1996)

         10(d) Letter Agreement dated May 24, 1996 with respect to the Employment Agreement between Per G. H. Lofberg and Medco dated April 1, 1993 and amended July 27, 1993

         11       Computation of Earnings Per Common Share

         12       Computation of Ratios of Earnings to Fixed Charges

         27       Financial Data Schedule