Form 10-Q
period 1996-09-30
MERCK & CO INC
filed 1996-11-12
CIK 64978

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q




(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from           to
                                        ---------    ----------

                           Commission File No. 1-3305


                                MERCK & CO., INC.
                                  P. O. Box 100
                                 One Merck Drive
                       Whitehouse Station, N.J. 08889-0100
                                 (908) 423-1000

Incorporated in New Jersey                      I.R.S. Employer Identification
                                                No. 22-1109110



The number of shares of common stock outstanding as of the close of business on October 31, 1996.

       Class                                  Number of Shares Outstanding

       Common Stock                                   1,205,439,615


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                          Yes  X                No
                                              ---                  ---

Part I - Financial Information




                       MERCK & CO., INC. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED STATEMENT OF INCOME
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                    ($ in millions except per share amounts)


                                                               Three Months                        Nine Months
                                                             Ended September 30                  Ended September 30
                                                        ---------------------------        ----------------------------
                                                           1996              1995              1996              1995
                                                        ---------        ----------        ----------        ----------

Sales                                                   $   4,983.4      $    4,171.1      $   14,422.6      $   12,124.1
                                                        -----------      ------------      ------------      ------------

Costs, Expenses and Other

  Materials and production                                  2,328.4           1,858.2           6,845.3           5,330.4

  Marketing and administrative                                941.8             767.2           2,702.3           2,386.8

  Research and development                                    366.8             332.5           1,064.0             950.4

  Gains on sales of specialty chemical businesses              --                --                --              (682.9)

  Restructuring charge                                         --                --                --               175.0

  Other (income) expense, net                                 (91.0)            (33.8)           (259.8)            380.1
                                                        -----------      ------------      ------------      ------------

                                                            3,546.0           2,924.1          10,351.8           8,539.8
                                                        -----------      ------------      ------------      ------------

Income Before Taxes                                         1,437.4           1,247.0           4,070.8           3,584.3

Taxes on Income                                               435.5             385.1           1,233.0           1,106.9
                                                        -----------      ------------      ------------      ------------

Net Income                                              $   1,001.9      $      861.9      $    2,837.8      $    2,477.4
                                                        ===========      ============      ============      ============

Per Share of Common Stock:

  Net Income                                            $        .83     $         .70     $        2.33     $        2.00

  Dividends Declared                                    $        .40     $         .34     $        1.08     $         .94

Average Number of Common
  Shares Outstanding (millions)                              1,205.6           1,234.2           1,215.8           1,238.0


    The accompanying notes are an integral part of this financial statement.

                       MERCK & CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                 ($ in millions)

                                                             September 30     December 31
                                                                  1996            1995
                                                             ------------     -----------
ASSETS
  Current Assets
    Cash and cash equivalents                                  $   1,344.2     $   1,847.4
    Short-term investments                                         1,007.5         1,502.4
    Accounts receivable                                            2,723.3         2,495.7
    Inventories                                                    1,921.1         1,872.5
    Prepaid expenses and taxes                                       784.4           899.5
                                                               -----------     -----------

      Total current assets                                         7,780.5         8,617.5
                                                               -----------     -----------

  Investments                                                      2,534.0         1,969.6

  Property, Plant and Equipment, at cost,
    net of allowance for depreciation of
    $2,747.1 in 1996 and $2,439.9 in 1995                          5,666.7         5,269.1

  Goodwill and Other Intangibles,
    net of accumulated amortization of
    $554.5 in 1996 and $411.5 in 1995                              6,792.7         6,826.3

  Other Assets                                                     1,207.6         1,149.3
                                                               -----------     -----------

                                                               $  23,981.5     $  23,831.8
                                                               ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
     Accounts payable and accrued liabilities                  $   2,831.2     $   3,105.2
     Loans payable and current portion of long-term debt             851.5           423.1
     Income taxes payable                                            839.8           800.8
     Dividends payable                                               481.7           418.2
                                                               -----------     -----------

      Total current liabilities                                    5,004.2         4,747.3
                                                               -----------     -----------

  Long-Term Debt                                                   1,328.0         1,372.8
                                                               -----------     -----------

  Deferred Income Taxes and Noncurrent Liabilities                 3,933.4         3,689.7
                                                               -----------     -----------

  Minority Interests                                               2,319.4         2,286.3
                                                               -----------     -----------

  Stockholders' Equity
  Common stock
    Authorized - 2,700,000,000 shares
    Issued     - 1,483,619,311 shares - 1996
               - 1,483,463,327 shares - 1995                       4,844.1         4,742.5
  Retained earnings                                               14,262.1        12,740.6
                                                               -----------     -----------
                                                                  19,106.2        17,483.1
  Less treasury stock, at cost
    279,257,530 shares - 1996
    254,614,794 shares - 1995                                      7,709.7         5,747.4
                                                               -----------     -----------

      Total stockholders' equity                                  11,396.5        11,735.7
                                                               -----------     -----------

                                                               $  23,981.5     $  23,831.8
                                                               ===========     ===========

    The accompanying notes are an integral part of this financial statement.

                       MERCK & CO., INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                 ($ in millions)

                                                                                             Nine Months
                                                                                          Ended September 30
                                                                                    ---------------------------
                                                                                         1996            1995
                                                                                    -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before taxes                                                                 $   4,070.8      $  3,584.3
Adjustments to reconcile income before taxes to cash provided from operations before taxes:
  Gains on sales of specialty chemical businesses                                          --            (682.9)
  Restructuring charge                                                                     --             175.0
  Other                                                                                   371.0           761.1
  Net changes in assets and liabilities                                                  (136.4)         (370.6)
                                                                                    -----------      ----------

CASH PROVIDED BY OPERATING ACTIVITIES BEFORE TAXES                                      4,305.4         3,466.9
INCOME TAXES PAID                                                                        (772.9)       (1,675.0)
                                                                                    -----------      ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                               3,532.5         1,791.9
                                                                                    -----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                     (839.5)         (664.4)
Purchase of securities, subsidiaries and other investments                            (10,355.7)       (8,503.7)
Proceeds from sale of securities, subsidiaries and other investments                   10,112.4         8,120.4
Proceeds from sales of specialty chemical businesses, net of cash transferred              --           1,321.1
Other                                                                                     (56.0)         (105.5)
                                                                                    -----------      ----------
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                                       (1,138.8)          167.9
                                                                                    -----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings                                                       402.2           (43.1)
Proceeds from issuance of debt                                                            320.2           512.2
Payments on debt                                                                         (336.5)          (50.8)
Purchase of treasury stock                                                             (2,228.8)       (1,205.9)
Dividends paid to stockholders                                                         (1,247.3)       (1,120.4)
Other                                                                                     247.7           217.0
                                                                                    -----------      ----------
NET CASH USED BY FINANCING ACTIVITIES                                                  (2,842.5)       (1,691.0)
                                                                                    -----------      ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                              (54.4)           33.3
                                                                                    -----------      ----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     (503.2)          302.1
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                          1,847.4         1,604.0
                                                                                    -----------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $   1,344.2      $  1,906.1
                                                                                    ===========      ==========


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

2.    Inventories consisted of:

                                                                                ($ in millions)
                                                                     --------------------------------------
                                                                     September 30               December 31
                                                                         1996                       1995
                                                                     ------------               -----------
        Finished goods                                                 $1,067.9                   $1,078.3
        Raw materials and work in process                                 776.8                      716.2
        Supplies                                                           76.7                       78.0
                                                                       --------                   --------
          Total (approximates current cost)                             1,921.4                    1,872.5
        Reduction to LIFO cost                                               .3                       -
                                                                       --------                   --------
                                                                       $1,921.1                   $1,872.5
                                                                       ========                   ========

3. In January 1996, the Company issued $250.0 million of 30-year debentures, under its existing $1.0 billion shelf registration, bearing a coupon of 6.3% payable semi-annually. Loans payable at September 30, 1996 included $388.0 million of commercial paper borrowings with average maturities of one month and interest rates ranging from 5.3% to 5.9%.

4. The Company, along with numerous other defendants is a party in several antitrust actions brought by retail pharmacies and consumers, alleging conspiracies in restraint of trade and challenging pricing and/or purchasing practices, one of which has been certified as a Federal class action and three of which have been certified as state class actions. In January 1996, the Company and several other defendants entered into an agreement, subject to court approval, to settle the Federal class action alleging conspiracy, which represents the single largest group of retail pharmacy claims, pursuant to which the Company would pay $51.8 million, payable in four equal annual installments. In April 1996, the Court declined to approve the settlement. Subsequently, the Company and several other defendants entered into an amended settlement agreement, which provides for the same monetary payment and addresses the Court's concerns as expressed in its April 1996 opinion. In June 1996, the Court granted approval of the amended settlement agreement, to which objecting retail class members filed appeals in July 1996. The Company has not engaged in any conspiracy and no admission of wrongdoing has been made or is included in the amended agreement, which was entered into in order to avoid the cost of litigation and the risk of an inaccurate adverse verdict by a jury presented by a case of this size and complexity. While it is not feasible to predict or determine the final outcome of these proceedings, management does not believe that they should result in a material adverse effect on the Company's financial position, results of operations or liquidity.

5.    Sales consisted of:

                                                                                 ($ in millions)
                                                              ---------------------------------------------------------
                                                                  Three Months                        Nine Months
                                                               Ended September 30                 Ended September 30
                                                              ----------------------           ------------------------
                                                                1996          1995                1996           1995
                                                              --------      --------           ---------      ---------
        Cardiovasculars                                       $1,868.5      $1,512.0           $ 5,444.6      $ 4,464.6
        Anti-ulcerants                                           293.7         273.5               829.5          748.7
        Antibiotics                                              199.0         210.6               612.3          643.4
        Ophthalmologicals                                        176.5         148.9               498.0          399.9
        Vaccines/biologicals                                     188.3         162.0               438.0          405.4
        Benign prostate hypertrophy                              109.1         101.3               339.3          299.0
        Other Merck human health                                 116.0          62.5               254.8          211.5
        Other human health                                     1,742.3       1,421.0             5,243.5        4,147.8
        Animal health/crop protection                            290.0         279.3               762.6          764.6
        Specialty chemical                                       -             -                   -               39.2
                                                              --------      --------           ---------      ---------
                                                              $4,983.4      $4,171.1           $14,422.6      $12,124.1
                                                              ========      ========           =========      =========

      Sales by therapeutic class include Medco sales of Merck products. Other human health primarily includes Medco sales of non-Merck products and Medco human health services, principally managed prescription drug programs.

6.    Other (income) expense, net, consisted of:

                                                                       ($ in millions)
                                                       --------------------------------------------------
                                                           Three Months                  Nine Months
                                                       Ended September 30            Ended September 30
                                                       -------------------           --------------------
                                                       1996           1995           1996            1995
                                                       ----           ----           ----            ----
       Interest income                               $ (47.5)       $ (44.4)       $(156.9)      $ (141.0)
       Interest expense                                 36.2           22.8          103.5           67.9
       Exchange gains                                   (7.1)          (2.0)         (20.2)          (4.0)
       Minority interests                               35.0           25.7          106.9           78.6
       Equity income from affiliates                  (146.2)         (75.3)        (440.0)        (238.8)
       Amortization of goodwill and other
          intangibles                                   50.0           47.6          144.2          142.9
       Other, net                                      (11.4)          (8.2)           2.7          474.5
                                                     -------        -------        -------        -------
                                                     $ (91.0)       $ (33.8)       $(259.8)       $ 380.1
                                                     =======        =======        =======        =======

      Minority interests include third parties' share of exchange gains and losses arising from translation of the financial statements into U.S. dollars.

      Interest paid for the nine-month periods ended September 30, 1996 and 1995 was $98.6 million and $51.6 million, respectively.

7. Income taxes paid for the nine-month periods ended September 30, 1996 and 1995 were $772.9 million and $1.675 billion, respectively. The decrease in 1996 primarily reflects increased taxes paid in 1995 on the 1994 gain resulting from the sale to Astra AB of an interest in a joint venture, the 1995 gains on sales of subsidiaries and a change in law affecting the calculation of Federal estimated payments.

8.    Legal proceedings to which the Company is a party are discussed in Part I
      Item 3, Legal Proceedings, in the Annual Report on Form 10-K. Current developments are discussed in Part II of this filing.

             MANAGEMENT'S ANALYSIS OF INTERIM FINANCIAL INFORMATION


Earnings per share for the third quarter of 1996 were $0.83, an increase of 19% over the third quarter of 1995. Third quarter net income increased 16% to $1,001.9 million. Sales for the quarter were $5.0 billion, up 19% from the same period last year.

For the first nine months, earnings per share were $2.33, an increase of 17% from the first nine months of 1995. Net income was $2,837.8 million for the first nine months of 1996, an increase of 15% from the first nine months of 1995. Sales rose 19% to $14.4 billion.

Sales growth for the quarter and first nine months was affected by the divestiture of Medco Behavioral Care Corp. in the fourth quarter of 1995. Sales growth for the first nine months was also affected by the divestiture of Kelco in the first quarter of 1995. Adjusting for these effects, sales for the third quarter and first nine months increased 22%.

Sales growth for the quarter and the first nine months of 1996 was led by established major products, 1995 and 1996 product introductions and growth from the Merck-Medco Managed Care business. Both domestic and international operations reported strong unit volume gains.

Foreign exchange reduced the third quarter sales growth by two percentage points, the same effect as reported in the second quarter. Excluding exchange, sales of Merck human and animal health products increased 20% and 17% for the third quarter and nine months, respectively. Sales outside the United States accounted for 30% of the first nine months of 1996 sales, compared with 33% for the same period last year.

Income growth for the first nine months was driven by strong unit volume gains. The unfavorable effects of inflation, net of price, and exchange, were partially offset by cost controls and productivity improvements in manufacturing and selling, general and administrative expenses.

The growth in pretax income for the third quarter and first nine months was reduced by the Company's share of the increase in taxes related to the Astra Merck joint venture and the European vaccine joint venture with Pasteur Merieux Serums et Vaccins. The reduction in pretax income growth, however, was offset by a corresponding reduction in the Company's tax rate in 1996, resulting in no effect on net income growth.

Results for the first nine months were paced by sales gains for 'Zocor', 'Mevacor', 'Vasotec', 'Vaseretic', 'Prinivil', 'Proscar' and 'Pepcid'. Also contributing to the first nine months sales gains were the 1995 introductions of 'Cozaar'*, 'Hyzaar'*, 'Fosamax' and 'Trusopt' in the U.S. and many major European markets, the 1995 launch of 'Varivax' in the U.S. and the 1996 introductions of 'Crixivan' and 'Vaqta'. Significant prescription volume growth in the Merck-Medco Managed Care business also contributed to the sales increase for the first nine months.

Together, Merck's cholesterol-lowering agents, 'Zocor' and 'Mevacor', hold about 40% of the worldwide cholesterol-lowering market, and combined sales showed significant growth in the first nine months of this year.

Results from the landmark Scandinavian Simvastatin Survival Study (4S) continue to drive the growth in sales of 'Zocor' because of its ability to save lives and prevent heart attacks in people with heart disease and high cholesterol. There is strong potential for the continued growth of 'Zocor' because fewer than one-third of patients who have coronary disease are currently receiving cholesterol-lowering therapy.

'Mevacor' is the first cholesterol-lowering drug demonstrated in a study to regress atherosclerotic plaques in the carotid arteries of patients without coronary artery disease. The Asymptomatic Carotid Artery Progression Study (ACAPS) demonstrated that patients taking 'Mevacor' experienced significantly fewer major cardiac events than patients treated with a placebo. Those results have been added to the clinical labeling for 'Mevacor' in the United States and Canada.

'Vasotec', Merck's angiotensin converting enzyme (ACE) inhibitor for reducing high blood pressure and treating heart failure, continued to grow. It is the leading branded ACE inhibitor product in the worldwide cardiovascular market.


*'Cozaar' and 'Hyzaar' are registered trademarks of E.I. du Pont de Nemours and Company, Wilmington, DE, USA.

The strong volume growth of 'Proscar' is attributable to increasing acceptance by urologists and the results of key studies -- including the Scandinavian Reduction of the Prostate Study (SCARP) and the 'Proscar' Safety Plus Efficacy Canadian Two-Year Study (PROSPECT) -- that show treatment with 'Proscar' not only provides symptomatic relief, but can also halt and even reverse the progression of benign prostate enlargement. All these studies continue to support the long-term safety and effectiveness of the medicine in improving urinary symptoms, urinary flow and quality of life in patients taking 'Proscar'.

Prescription sales remain strong for 'Pepcid', an H(2)-receptor antagonist for the treatment of duodenal ulcers and the short-term treatment of gastric ulcers and gastroesophageal reflux disease (GERD). It continues to perform well despite competition from generic cimetidine, newer antisecretory agents and the introduction of over-the-counter (OTC) H(2) antagonists.

In the U.S. OTC market, Pepcid AC Acid Controller(TM), sold by Johnson & Johnson
- Merck Consumer Pharmaceuticals Co., leads the high-growth acid indigestion remedy market, even in the face of expanded competition.

Since 'Cozaar' was first launched two years ago, it has sustained strong growth. It has been approved in 61 countries, including the United States. 'Cozaar' and 'Hyzaar' (a combination of 'Cozaar' and the diuretic hydrochlorothiazide), the first in a new class of antihypertensive drugs called angiotensin-II (A-II) receptor antagonists, demonstrate exceptional tolerability. More than one million patients worldwide are now taking 'Cozaar'. 'Cozaar' and 'Hyzaar' were developed in collaboration with the DuPont Merck Pharmaceutical Company.

Sales of 'Trusopt', the first carbonic anhydrase inhibitor made in a topical (eyedrop) formulation, have proceeded at a strong pace since it was first introduced in the United States in May 1995. 'Trusopt' is now the most widely prescribed anti-glaucoma medicine in the United States. It also has been introduced in several other countries, including key markets in Europe. The product is indicated for the treatment of elevated intraocular pressure in patients with ocular hypertension or open-angle glaucoma.

'Fosamax', Merck's breakthrough nonhormonal medicine for the treatment of osteoporosis in postmenopausal women, has been introduced in 47 countries, including the United States. More than one million patients worldwide are now taking 'Fosamax' and prescription trends remain strong. Merck continues to educate women about osteoporosis and the benefits of treatment with 'Fosamax' through major consumer campaigns.

Major studies presented this year demonstrated the power of 'Fosamax' to prevent osteoporotic fractures and prevent the bone loss that increases the risk of fractures. Recent research showed that 'Fosamax' reduced by about one-half the risk of hip and vertebral fractures in postmenopausal women with osteoporosis who had a previous vertebral fracture. New data presented in September confirmed that 'Fosamax' prevents bone loss and restores bone mass in postmenopausal women -- with a tolerability profile similar to that of placebo -- which shows that 'Fosamax' is a promising alternative to hormone replacement therapy for preventing osteoporosis. In April, Merck filed a supplement with the U.S. FDA for a new indication for 'Fosamax' for the prevention of osteoporosis in postmenopausal women.

After unusually fast regulatory reviews, 'Crixivan', Merck's new protease inhibitor for the treatment of HIV-1 infection in adults, was cleared for marketing by the U.S. FDA in March, by the Canadian authorities in September and by the European Commission for all 15 countries in the European Union in October. In addition, 'Crixivan' is available in more than 20 other countries. Studies showed that 'Crixivan' decreased HIV in the bloodstream to undetectable levels in almost 90 percent of patients on triple combination therapy ('Crixivan', AZT and 3TC) for as long as 48 weeks, the duration of the studies. Overall, clinical trials for 24 weeks and longer have shown that about 40 percent of patients taking 'Crixivan' alone had virus levels below the limit of detection.

'Varivax', the first and only chickenpox vaccine in the United States, contributed to the strong volume growth for the first nine months of 1996. In June, Merck began to supply 'Varivax' for use in children served by the federally-funded Vaccines for Children program through an agreement with the U.S. Centers for Disease Control and Prevention (CDC).

Merck has now launched 'Vaqta', a vaccine to prevent hepatitis A, in the United States and Germany. The CDC recommends vaccination of high-risk individuals because there is no treatment for hepatitis A, the medical and economic consequences of which can be substantial.

The U.S. FDA licensed Merck's pediatric combination vaccine 'Comvax' in early October. It is the first combination product indicated for vaccination of infants beginning at two months of age against both invasive Haemophilus influenzae type b diseases (Hib) and hepatitis B virus. It will be available in January 1997.

In September, the Company joined with Chugai Pharmaceutical Co., Ltd., to form a joint venture to develop and market OTC pharmaceutical medicines in Japan. The initiative now gives Merck representation in all the world's largest OTC markets.

Merck-Medco Managed Care, Inc. continues to expand its business. The volume of prescriptions managed by Merck-Medco increased by 30 percent to 55 million compared to the third quarter of last year.

In March 1996, the Company received a notice from the Federal Trade Commission
(FTC) that it intended to institute an investigation into whether pharmaceutical companies may have violated Federal antitrust laws in connection with pricing. The Company has cooperated fully with the FTC in this investigation and believes that it is currently operating in all material respects in accordance with applicable standards. While it is not feasible to predict or determine the outcome of this investigation, management does not believe that it should result in a materially adverse effect on the Company's financial position, results of operations or liquidity.

On July 23, 1996, the Board of Directors declared a quarterly dividend of 40 cents a share on the Company's common stock for the fourth quarter of 1996 versus the 34 cents a share dividend paid in the third quarter of 1996. The 40 cent dividend was paid October 1, 1996 to stockholders of record at the close of business on September 6, 1996. The Company's total dividend paid during 1996 is $1.42 per share, a 15 percent increase over the amount in 1995.

Part II - Other Information


Item 1.  Legal Proceedings

The Company, including Medco, is party to a number of antitrust suits, four of which have been certified as class actions (one at the Federal level and three at the state level), instituted by most of the nation's retail pharmacies and consumers in several states, alleging conspiracies in restraint of trade and challenging the pricing and/or purchasing practices of the Company and Medco, respectively. A significant number of other pharmaceutical companies and wholesalers have also been sued in the same or similar litigation. These actions, except for several actions pending in state courts, have been consolidated for pre-trial purposes in the United States District Court for the Northern District of Illinois. Effective January 31, 1996, the Company and several other defendants entered into an agreement, subject to Court approval, to settle the Federal class action alleging conspiracy, which represents the single largest group of retail pharmacy claims, pursuant to which the Company would pay $51.8 million, payable in four equal annual installments. On April 4, 1996, the Court declined to approve the settlement. Subsequently, the Company and several other defendants entered into an amended settlement agreement, which provides for the same monetary payment (the first annual installment of which has already been paid into escrow) and addresses the Court's concerns as expressed in its April 4, 1996 opinion. On June 21, 1996, the Court granted approval of the amended settlement agreement. Objecting retail class members filed appeals of the Court's approval of the amended settlement on July 23, July 30 and July 31, 1996. The Company has not engaged in any conspiracy and no admission of wrongdoing has been made or is included in the amended agreement, which was entered into in order to avoid the cost of litigation and the risk of an inaccurate adverse verdict by a jury presented by a case of this size and complexity. While it is not feasible to predict the final outcome of these proceedings, in the opinion of management, such proceedings should not ultimately result in any liability which would have a material adverse effect on the financial position, results of operations or liquidity of the Company.

In May 1994, Kelco received a Notice of Violation from the Environmental Protection Agency ("EPA") Region 9 alleging that Kelco failed to obtain agency pre-construction approvals required by the Clean Air Act for physical and/or process modifications made at its San Diego facility. A consent decree was recently entered by the United States District Court for the Southern District of California settling this matter. The settlement includes (i) a $1.85 million civil penalty and (ii) capital improvements to be made at the facility in the amount of approximately $5 million to establish satisfactory environmental controls. Under the terms of the Kelco Sale Agreement by which the Kelco division was sold, the Company retained responsibility for the cost of the settlement.

Reference may be made to Part II, Item 1 ("Legal Proceedings") of the Company's previously filed Form 10-Qs for the quarterly periods ended March 31, 1996 and June 30, 1996.

Item 6.      Exhibits and Reports on Form 8-K

(a)          Exhibits

             Number          Description                                       Method of Filing
             ------          -----------                                       -----------------

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

             11               Computation of Earnings Per Common Share           Filed with this document

             12               Computation of Ratios of Earnings to               Filed with this document
                               Fixed Charges

             27               Financial Data Schedule                            Filed with this document

(b)   Reports on Form 8-K

      During the three-month period ending September 30, 1996, no current reports on Form 8-K were filed.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      MERCK & CO., INC.

                                      /s/ Mary M. McDonald
Date:  November 11, 1996              -----------------------------------------
                                      MARY M. MCDONALD
                                      Senior Vice President and General Counsel



                                      /s/ Peter E. Nugent
Date:  November 11, 1996              -----------------------------------------
                                      PETER E. NUGENT
                                      Vice President, Controller

                                  EXHIBIT INDEX



Exhibits

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