Form 10-K
period 1996-12-31
MERCK & CO INC
filed 1997-03-19
CIK 64978

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 19, 1997
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                            -----------------------

                                   FORM 10-K

(MARK ONE)

   [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934   [No Fee Required]
          For the Fiscal Year Ended December 31, 1996

                                       or

   [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934   [No Fee Required]
          For the transition period from  ________ to ________

                           COMMISSION FILE NO. 1-3305


                               MERCK & CO., INC.
                                One Merck Drive
                      Whitehouse Station, N. J. 08889-0100
                                 (908) 423-1000

     Incorporated in New Jersey               I.R.S. Employer
                                         Identification No. 22-1109110

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                         Name of Each Exchange
          Title of Each Class             on which Registered
          ___________________             ___________________

           Common Stock             New York and Philadelphia Stock Exchanges
          (no par value)

     Number of shares of Common Stock (no par value) outstanding as of February 28, 1997: 1,209,992,221.

     Aggregate market value of Common Stock (no par value) held by non-affiliates on December 31, 1996 based on closing price on February 28, 1997:
$111,113,000,000.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES [X]   NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                      DOCUMENTS INCORPORATED BY REFERENCE:

          Document                                        Part of Form 10-K
          --------                                        -----------------
Annual Report to stockholders for the fiscal year           Parts I and II
     ended December 31, 1996
 Proxy Statement for the Annual Meeting of                    Part III
   Stockholders to be held April 23, 1997


================================================================================

                                     PART I
ITEM 1. BUSINESS.

     Merck & Co., Inc. is a leading research-driven pharmaceutical company that discovers, develops, manufactures and markets a broad range of human and animal health products and services. The Company's industry segment is the Human and Animal Health Products and Services segment, which includes Merck-Medco Managed Care, L.L.C. (formerly Medco Containment Services, Inc.) ("Merck-Medco"), acquired in November 1993.

     The following table shows the sales of various classes of the Company's products and services:

        ($ IN MILLIONS)            1996       1995       1994
        ---------------            -----      ----       ----
Elevated cholesterol             $ 4,055.9  $ 3,211.1  $ 2,599.0
Hypertension/heart failure         3,512.4    3,021.3    2,752.6
Anti-ulcerants                     1,143.6    1,019.8    1,565.7
Antibiotics                          822.3      848.3      827.4
Ophthalmologicals                    693.1      570.6      482.3
Vaccines/biologicals                 586.8      529.9      485.3
Benign prostatic hyperplasia         450.1      405.8      322.7
Osteoporosis                         281.8       45.2        4.6
Other Merck human health              71.3      221.3      376.7
Other human health                 7,167.3    5,726.7    4,103.9
Animal health/crop protection      1,044.1    1,041.9    1,027.4
Specialty chemical                       -       39.2      422.2
                                 ---------  ---------  ---------
     Total                       $19,828.7  $16,681.1  $14,969.8
                                 =========  =========  =========

     Human health products include therapeutic and preventive agents, generally sold by prescription, for the treatment of human disorders. Among these are elevated cholesterol products, which include Zocor (simvastatin) and Mevacor (lovastatin); hypertension/heart failure products which include Vasotec (enalapril maleate), the largest-selling product among this group, Prinivil (lisinopril) and Vaseretic (enalapril maleate and hydrochlorothiazide), as well as Cozaar (losartan potassium) and Hyzaar (losartan potassium and hydrochlorothiazide), both of which were launched in 1995; anti-ulcerants, of which Pepcid (famotidine) is the largest-selling, succeeding Prilosec (omeprazole), the largest-selling prior to its 1994 transfer to the Astra Merck joint venture; antibiotics, of which Primaxin (imipenem and cilastatin sodium) and Noroxin (norfloxacin) are the largest-selling; ophthalmologicals, of which Timoptic (timolol maleate), Timoptic-XE (timolol maleate ophthalmic gel forming solution) and Trusopt (dorzolamide hydrochloride) are the largest-selling; vaccines/biologicals, of which M-M-R II (measles, mumps and rubella virus vaccine live), Recombivax HB (hepatitis B vaccine recombinant) and Varivax (varicella virus vaccine live (Oka/Merck)), a live virus vaccine for the prevention of chickenpox, are the largest-selling; benign prostatic hyperplasia, which includes Proscar (finasteride), a treatment for symptomatic benign prostate enlargement; osteoporosis, which includes Fosamax (alendronate sodium), for treatment in postmenopausal women, launched in the United States in October 1995; and other Merck human health products, which include Crixivan (indinavir sulfate), an HIV protease inhibitor, cleared for marketing in the United States by the U.S. Food and Drug Administration ("FDA") in March 1996, anti-inflammatories/analgesics, psychotherapeutics and a muscle relaxant. Also included in this category are rebates and discounts on Company pharmaceutical products. Other human health primarily includes Merck-Medco sales of non-Merck products and Merck-Medco human health services, principally managed prescription drug programs.

     Animal health/crop protection products include medicinals used to control and alleviate disease in livestock, small animals and poultry. These products are primarily antiparasitics, of which Ivomec (ivermectin), for the control of internal and external parasites in livestock, and Heartgard-30 (ivermectin), for the prevention of canine heartworm disease, are the largest-selling. The animal health/crop protection group also includes crop protection products, coccidiostats for the treatment of poultry diseases, and poultry breeding stock.

     Specialty chemical products are used in health care, food processing, oil exploration, paper, textiles and personal care. All specialty chemical businesses were fully divested by the first quarter of 1995.

     In January 1996, the Company submitted a New Drug Application ("NDA") to the FDA for Crixivan. On March 1, 1996, an FDA Advisory Committee recommended that the FDA, under the provisions of an accelerated review process, clear Crixivan for marketing. On March 13, 1996, the FDA cleared Crixivan for marketing in the United States for treatment of HIV infection in adults when antiretroviral therapy is warranted. In April 1996, Vaqta (hepatitis A vaccine), a new vaccine for the prevention of hepatitis A, was cleared for marketing and launched in the United States. The Company has also submitted licensing applications for Vaqta in Canada, China, the United Kingdom and Germany (where it was cleared and launched in 1995). The Company filed on April 29, 1996 a supplement with the FDA for a new indication for Fosamax for the prevention of osteoporosis in postmenopausal women. In February 1997, an FDA Advisory Committee unanimously recommended that the FDA clear for marketing Fosamax for this new indication. The FDA is not bound by the decision of its advisory committee. Fosamax is licensed to the Company by Istituto Gentili of Italy. On October 4, 1996, the FDA cleared Comvax (haemophilus b conjugate
                                                    -----------
(meningococcal protein conjugate) and hepatitis B (recombinant) vaccine), a combination vaccine indicated for protection against diseases caused by haemophilus influenzae type b and hepatitis B, for marketing in the United
----------- ----------
States.

     Divestitures -- In January 1995, the Company sold its Calgon Vestal Laboratories business to Bristol-Myers Squibb for $261.5 million. In February 1995, the Company sold its Kelco business to Monsanto Company for $1.075 billion. The decision to divest these specialty chemicals businesses, which were not significant to the Company's financial position, liquidity or results of operations, reflects the Company's intention to focus its resources more fully on its core human and animal health business. Following these divestitures, the Company is no longer engaged in the specialty chemicals business.

     In a continued effort to focus on its core business, in October 1995, the Company sold Medco Behavioral Care Corporation ("MBC"), a managed mental health care service business which was acquired as part of Medco, to MBC management and Kohlberg Kravis Roberts & Co. for $340.0 million.

     Strategic Alliances -- In 1982, the Company entered into an agreement with Astra AB ("Astra") to develop and market Astra products in the United States.
In July 1993, the Company's total sales of Astra products reached the level that triggered the first step in the establishment of a separate entity for operations related to Astra products in the United States. On November 1, 1994, Astra paid the Company $820.0 million for an interest in a joint venture business carried on by Astra Merck Inc., in which the Company and Astra each own a 50% share. The joint venture develops and markets Astra's new prescription medicines in the United States. Joint venture sales consist primarily of Prilosec, the first of a class of medications known as proton pump inhibitors which slow the production of acid from the cells of the stomach lining. In December 1996, the FDA cleared Prilosec for use as initial therapy in the treatment of heartburn and other symptoms associated with gastroesophageal reflux disease.

     In 1989, the Company formed a joint venture with Johnson & Johnson to develop, market and manufacture consumer healthcare products in the United States. In April 1995, the joint venture obtained FDA clearance in the United States for marketing Pepcid AC Acid Controller (famotidine), an over-the-counter form of the Company's ulcer medication Pepcid. This 50% owned joint venture was expanded into Europe in 1993, and Canada in 1996. The European extension currently markets and sells over-the-counter pharmaceutical products in France, Germany, Spain and the United Kingdom. In January 1994, the Company and Johnson & Johnson acquired all of the stock of Laboratoires J.P. Martin, a leading self-medication business in France.

     In 1991, the Company and E.I. du Pont de Nemours and Company ("DuPont") entered into a joint venture to form a worldwide pharmaceutical company for the research, marketing, manufacturing and sale of pharmaceutical and imaging agent products. DuPont contributed its entire worldwide pharmaceutical and radiopharmaceutical imaging agents businesses and is providing administrative services. The Company contributed cash and European marketing rights to several of its prescription medicines and is providing research and development funding and expertise and international industry expertise. In January 1995, the joint venture began co-promotion of the Company's prescription medicines, Prinivil and Prinzide (lisinopril and hydrochlorothiazide), in the United States.

     In December 1994, the Company agreed to arrangements that, among other things, eliminated the Company's right to offset the consequences of disproportionate allocations of the DuPont Merck joint venture income and expense against the Company's right to receive a disproportionate share of income arising from its 1989 long-term research and marketing agreement with DuPont. Accordingly, the Company recorded a $499.6 million provision for an obligation to the joint venture. This obligation is a function of the favorable performance of assets contributed by DuPont to the joint venture through
December 31, 1994 and certain Company contractual commitments.   This obligation
was discharged in 1996.

     Effective April 1992, the Company, through the Merck Vaccine Division, and Connaught Laboratories, Inc. ("Connaught"), recently renamed Pasteur Merieux Connaught USA ("PMC USA"), an affiliate of Pasteur Merieux Serums et Vaccins ("Pasteur Merieux"), recently renamed Pasteur Merieux Connaught ("PMC"), which is part of the Rhone-Poulenc group, agreed to collaborate on the development and marketing of combination pediatric vaccines and to promote selected vaccines in the United States. The research and marketing collaboration enables the companies to pool their resources to expedite the development of vaccines combining several different antigens to protect children against a variety of diseases, including haemophilus influenzae type b, hepatitis B, diphtheria,
                    ----------- ----------
tetanus, pertussis and poliomyelitis. In addition, the Company and Connaught have agreed that PMC USA will promote selected Company vaccine products.

     In 1994, the Company, through the Merck Vaccine Division, and PMC formed a joint venture to market human vaccines and to collaborate in the development of new combination vaccines for distribution in the European Union ("EU") and the European Free Trade Association. The Company and PMC contributed, among other things, their European vaccine businesses for equal shares in the joint venture, known as Pasteur Merieux MSD, S.N.C. The joint venture is subject to monitoring by the EU, to which the partners made certain undertakings in return for an exemption from European Competition Law, effective until December 2006. The joint venture is active through affiliates in Belgium, Denmark, Italy, Germany, Spain and the United Kingdom, and through distributors throughout the rest of Europe.

     In 1995, Merck-Medco entered into a joint venture with Wyeth-Ayerst Laboratories, a division of American Home Products Corporation, to develop, market and implement health management programs for certain conditions, including several involving women's health. The joint venture company, Innovative Health Solutions, L.P., will introduce its first health management programs in 1997.

     In December 1996, Merck and Rhone-Poulenc announced plans to combine their respective animal health and poultry genetics businesses to form an equally owned joint venture to be called Merial. The joint venture, which is subject to approval by European, French and U.S. authorities, is expected to be fully operational by the second quarter of 1997. The Company also announced in December 1996 that it intends to divest its crop protection business.

     Competition -- The markets in which the Company's business is conducted are highly competitive and, in many cases, highly regulated. Such competition involves an intensive search for technological innovations and the ability to market these innovations effectively. With its long-standing emphasis on research and development, the Company is well prepared to compete in the search for technological innovations. Additional resources to meet competition include quality control, flexibility to meet exact customer specifications, an efficient distribution system and a strong technical information service. The Company is active in acquiring and marketing products through joint ventures and licenses and has been expanding its sales and marketing efforts to further address changing industry conditions. However, the introduction of new products and processes by competitors may result in price reductions and product replacements, even for products protected by patents. For example, the number of compounds available to treat diseases typically increases over time and has resulted in slowing the growth in sales of certain of the Company's products.

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

     Merck-Medco's pharmacy benefit management business is highly competitive. Merck-Medco competes with other pharmacy benefit managers, insurance companies and other providers of health care and/or administrators of healthcare programs. Merck-Medco competes primarily on the basis of its ability to design and administer innovative programs which contain a plan sponsor's overall prescription drug costs, its flexibility in handling integrated prescription drug programs resulting from its ability to dispense drugs through mail service and act as retail prescription drug manager, and the sophistication and quality of its systems, procedures and services.

     See also the description of the effect upon competition of the Drug Price Competition and Patent Term Restoration Act of 1984 ("PTRA") on page 7.

     It is generally the Company's position to limit individual product price increases of its human health products in the United States to the projected Consumer Price Index ("CPI") plus 1 percent on an annual basis and to limit the net weighted average price change for all human health products to the projected general rate of inflation as measured by the CPI.

     Distribution -- The Company sells its human health products to drug wholesalers and retailers, hospitals, clinics, government agencies and managed healthcare providers such as health maintenance organizations and other institutions. The Company's professional representatives communicate the effectiveness, safety and value of the Company's products to healthcare professionals in private practice, group practices and managed-care organizations. Animal health/crop protection products are sold to veterinarians, distributors, wholesalers, retailers, feed manufacturers, veterinary suppliers and laboratories.

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

     In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. Although a federal reform bill has not been enacted by Congress, some states have passed reform legislation and further federal and state developments are expected. In 1995, Congress did pass certain measures, which were vetoed by President Clinton, restructuring the existing Medicaid program and substituting block grants to the states for many federal entitlements, including the Vaccines for Children program. The debate on reforms to the healthcare system will be protracted. Although the Company is positioned to respond to evolving market forces, it cannot predict the outcome or effect of legislation resulting from the reform process.

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

     Additionally, Congress and the regulatory agencies have sought to reduce the cost of drugs paid for with federal funds. In 1990, the Company initiated its Equal Access to Medicines Program ("EAMP") on its single source products, under which it generally offered its "best price" discount to state Medicaid programs that grant open access to the Company's products. The Omnibus Budget Reconciliation Act of 1990 ("OBRA") largely reflects the Company's best price approach. As a result of a national agreement, effective January 1, 1991, signed by the Company with the Secretary of Health and Human Services and administered by the Health Care Financing Administration ("HCFA") pursuant to OBRA, Medicaid received a minimum rebate of 12.5% off average manufacturer's price ("AMP") through September 30, 1992, and has received a minimum rebate of 15.1% off AMP since January 1, 1996, on the Company's outpatient drugs reimbursed under Medicaid. In conjunction with implementation of the federal program under OBRA, the Company's separate EAMP agreements with individual states have been permitted to lapse or have been terminated. Effective in 1992, the terms of the federal HCFA rebate agreement were generally substituted for the EAMP agreements.

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

     The Federal Veterans Health Care Act of 1992 was enacted on November 4, 1992, superseding the Company's Public Health Service initiative and mandating Medicaid rebate-equivalent discounts on covered outpatient drugs purchased by certain Public Health Service entities and "disproportionate share hospitals" (hospitals meeting certain qualification criteria). The Act further mandates minimum discounts of 24% off non-federal AMP to the Veterans Administration, Federal Supply Schedule and certain other federal sector purchasers on their pharmaceutical drug purchases.

     The Omnibus Budget Reconciliation Act of 1993 established a new Federal Vaccines for Children entitlement program, under which the U.S. Centers for Disease Control and Prevention ("CDC") funds and purchases recommended pediatric vaccines at a capped public sector price for the immunization of Medicaid-eligible, uninsured, native American and certain underinsured children. The Company was awarded five CDC contracts in 1996 for the supply of its pediatric vaccines for this program.

     The Company encounters similar regulatory and legislative issues in most of the foreign countries where it does business. There, too, the primary thrust of governmental inquiry and action is toward determining drug safety and effectiveness, often with mechanisms for controlling the prices of prescription drugs and the profits of prescription drug companies. The EU has adopted directives concerning the classification, labeling, advertising, wholesale distribution and approval for marketing of medicinal products for human use. The Company's policies and procedures are already consistent with the substance of these directives; consequently, it is believed that they will not have any material effect on the Company's business.

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

     There are extensive federal and state regulations applicable to the practice of pharmacy and the administration of managed healthcare programs.
Each state in which Merck-Medco operates a pharmacy has laws and regulations governing its operation and the licensing of and standards of professional practice by its pharmacists. These regulations are issued by an administrative body in each state (typically, a pharmacy board), which is empowered to impose sanctions for non-compliance. The policies and procedures of the Company comply with these regulations.

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

     Patent portfolios developed for products introduced by the Company normally provide marketing exclusivity. This is the case with the following major products in the United States: Chibroxin (norfloxacin), Cozaar, Crixivan, Enacard (enalapril maleate) for use in dogs, ivermectin-containing products, Fosamax, Hyzaar, Mefoxin (cefoxitin sodium), Mevacor, Noroxin, PedvaxHIB (haemophilus b conjugate vaccine), Pepcid, Primaxin, Proscar, Timoptic, Trusopt,
 -----------
Vaseretic, Vasotec and Zocor. Prinivil is subject to a license to a third party and is not marketed exclusively by the Company.

     Product patent protection in the United States has expired for the following human and animal pharmaceutical products: Aldomet, Aldoril (methyldopa and hydrochlorothiazide), Amprol (amprolium), Blocadren (timolol maleate), Clinoril, Decadron (dexamethasone), Diuril (chlorothiazide), Dolobid, Flexeril (cyclobenza-prine hydrochloride), HydroDiuril (hydrochlorothiazide), Indocin (indomethacin), Moduretic (amiloride HCl and hydrochlorothiazide), Sinemet (carbidopa and levodopa), and TBZ and Thibenzole (thiabendazole).

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

     The North American Free Trade Agreement was passed in November 1993. Pursuant to the agreement, Mexico improved its patent law to meet international standards and to provide full patent protection to pharmaceutical products. The General Agreement on Tariff and Trade ("GATT") negotiations were concluded in December 1993 and the U.S. implementing legislation was enacted in December 1994. The required changes in U.S. law became effective in June 1995. The GATT implementing law changed the patent term of new inventions to 20 years from the date of patent filing. Existing patents were granted a patent term of the greater of 17 years from issue or 20 years from filing. Patents on several products of the Company obtained longer life as a result. In a related matter, the Company and several other research-based pharmaceutical companies received a favorable ruling from a Federal District Court in a lawsuit which challenged the U.S. Patent and Trademark Office ("PTO") and the FDA on their interpretation of the new law. The Court held that the PTO and FDA were in error in interpreting the GATT implementing legislation to disallow the adding of previously obtained patent term restoration (as compensation for regulatory delays) to the new GATT 20-year term. Patents on several products of the Company are impacted. The favorable ruling of the Federal District Court was affirmed on appeal to the Federal Circuit Court. A petition for a writ of certiorari to the U.S. Supreme Court filed by other companies was recently denied.

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

     Royalties received during 1996 on patent and know-how licenses and other rights amounted to $105.9 million. The Company also paid royalties amounting to $214.7 million in 1996 under patent and know-how licenses it holds.

RESEARCH AND DEVELOPMENT

     The Company's business is characterized by the introduction of new products or new uses for existing products through a strong research and development program. Approximately 6,995 people are employed in the Company's research activities. Expenditures for the Company's research and development programs were $1,487.3 million in 1996, $1,331.4 million in 1995 and $1,230.6 million in 1994 and will be approximately $1.7 billion in 1997. The Company maintains its ongoing commitment to research over a broad range of therapeutic areas and clinical development in support of new products. Total expenditures for the period 1987 through 1996 exceeded $10.0 billion with a compound annual growth rate of 12%. Research and development costs incurred by the joint ventures in which the Company participates, totaling $440.7 million in 1996, are not included in the Company's consolidated research and development expenses.

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

     New product candidates resulting from this research and development program include Propecia (finasteride), a treatment for male pattern baldness, for which the Company submitted an NDA to the FDA in December 1996; Singulair (montelukast sodium), an oral leukotriene D4 receptor antagonist for the treatment of asthma, for which the Company filed an NDA with the FDA on February 21, 1997; Aggrastat (tirofiban hydrochloride), an intravenous platelet blocker for the treatment of cardiovascular disorders; Maxalt (rizatriptan), a migraine treatment; and Cosopt (dorzolamide hydrochloride and timolol maleate), a combination of Timoptic-XE and Trusopt. Other products in development include an oral growth hormone secretagogue, a new product to treat arthritis pain and inflammation, an injectable antibiotic, an antifungal agent and certain new vaccines.

     All product or service marks appearing in type form different from that of the surrounding text are trademarks or service marks owned by or licensed to Merck & Co., Inc., its subsidiaries or affiliates; except that Cozaar and Hyzaar are registered trademarks of E.I. du Pont de Nemours and Company, Wilmington, DE.

EMPLOYEES

     At the end of 1996, the Company had 49,100 employees worldwide, with 30,400 employed in the United States, including Puerto Rico. Approximately 29.5% of the Company's worldwide employees are represented by various collective bargaining groups.

ENVIRONMENTAL MATTERS

     The Company believes that it is in compliance in all material respects with applicable environmental laws and regulations. The Company has maintained a leadership role in supporting environmental initiatives and fostering pollution prevention by actions including the elimination of, or the application of best available technology to reduce air emissions of known or suspect carcinogens at its facilities worldwide. In 1996, the Company evaluated emission data reported in accordance with Superfund Amendments and Reauthorization Act ("SARA") regulations to the Environmental Protection Agency ("EPA") as adjusted for foreign operations using SARA criteria to determine if the voluntary goal of a 90% reduction from a 1987 baseline of emissions had been attained. Despite a 60% increase in production since 1987, the Company did reduce emissions 90% from the baseline year. In 1996, the Company incurred capital expenditures of approximately $29.2 million for environmental protection facilities. Capital expenditures for this purpose are forecasted to exceed $350.0 million for the years 1997 through 2001. In addition, the Company's operating and maintenance expenditures for pollution control were approximately $78.4 million in 1996. Expenditures for this purpose for the years 1997 through 2001 are forecasted to exceed $492.0 million. The Company is also remediating environmental contamination resulting from past industrial activity at certain of its sites. Expenditures for environmental purposes were $18.9 million in 1996 and are estimated at $136.0 million for the years 1997 through 2001. The Company has taken an active role in identifying and providing for these costs; and therefore, management does not believe that these expenditures should result in a materially adverse effect on the Company's financial position, results of operations, liquidity or capital resources.

GEOGRAPHIC AREA INFORMATION

     The Company's operations outside the United States are conducted primarily through subsidiaries. Sales by subsidiaries outside the United States were 30% of sales in 1996 and 32% of sales in 1995 and 1994.

     The Company's worldwide business is subject to risks of currency fluctuations, governmental actions and other governmental proceedings abroad. The Company does not regard these risks as a deterrent to further expansion of its operations abroad. However, the Company closely reviews its methods of operations and adopts strategies responsive to changing economic and political conditions.

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

     Financial information about geographic areas of the Company's business is incorporated by reference to page 53 of the Company's 1996 Annual Report to stockholders.

ITEM 2. PROPERTIES.

     The Company's corporate headquarters is located in Whitehouse Station, New Jersey. The human and animal health business is conducted through divisional or subsidiary headquarters located in Montvale, New Jersey; Rahway, New Jersey; Walpole, New Hampshire; West Point, Pennsylvania; and Woodbridge, New Jersey. Principal research facilities for human and animal health products are located in Rahway and West Point. The Company also has production facilities for human and animal health products at 12 locations in the United States. Branch warehouses are conveniently located to provide services throughout the country. Merck-Medco operates its primary businesses through owned or leased facilities in various locations throughout the United States. Outside the United States, through subsidiaries, the Company owns or has an interest in manufacturing plants or other properties in Australia, Canada, countries in Western Europe, Central and South America, Africa and the Far East.

     Capital expenditures for 1996 were $1,196.7 million compared with $1,005.5 million for 1995. In the United States, these amounted to $937.8 million for 1996 and $793.5 million for 1995. Abroad, such expenditures amounted to $258.9 million for 1996 and $212.0 million for 1995.

     The Company and its subsidiaries own their principal facilities and manufacturing plants under titles which they consider to be satisfactory. The Company considers that its properties are in good operating condition and that its machinery and equipment have been well maintained. Plants for the manufacture of products are suitable for their intended purposes and have capacities and projected capacities adequate for current and projected needs for existing Company products. Some capacity of the plants is being converted, with any needed modification, to the requirements of newly introduced and future products.

ITEM 3. LEGAL PROCEEDINGS.

     The Company, including Merck-Medco, is party to a number of antitrust suits, certain of which have been certified as class actions, instituted by most of the nation's retail pharmacies and consumers in several states, alleging conspiracies in restraint of trade and challenging the pricing and/or purchasing practices of the Company and Merck-Medco, respectively. A significant number of other pharmaceutical companies and wholesalers have also been sued in the same or similar litigation. These actions, except for several actions pending in state courts, have been consolidated for pre-trial purposes in the United States District Court for the Northern District of Illinois. The Company and several other defendants have entered into an agreement to settle the federal class action alleging conspiracy, which represents the single largest group of retail pharmacy claims, pursuant to which the Company is obligated to pay $51.8 million, in four equal annual installments. In April 1996, the court declined to approve the settlement. Subsequently, the Company and several other defendants entered into an amended settlement agreement, which provides for the same monetary payment and addresses the court's concerns as expressed in its April 1996 opinion. In June 1996, the court granted approval of the amended settlement agreement, to which objecting retail class members filed appeals in July 1996. The Company has not engaged in any conspiracy and no admission of wrongdoing has been made or is included in the amended agreement, which was entered into in order to avoid the cost of litigation and the risk of an inaccurate adverse verdict by a jury presented with a case of this size and complexity. While it is not feasible to predict the final outcome of these proceedings, in the opinion of the Company, such proceedings should not ultimately result in any liability which would have a material adverse effect on the financial position, liquidity or results of operations of the Company. In addition, prior to the Company's merger with Merck-Medco, the Company and Merck-Medco were named in an action by a retail pharmacy seeking to enjoin such merger. This proceeding was settled by the Company in March 1995. The settlement includes a consent order that imposes certain restrictions on the exchange of information between the Company and Merck-Medco and requires that Merck-Medco offer an open formulary. In the opinion of the Company, compliance with the consent order will not have a material adverse effect on the financial position, liquidity or results of operations of the Company.

     The Company is a party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund. These proceedings seek to require the operators of hazardous waste disposal facilities, transporters of waste to the sites and generators of hazardous waste disposed of at the sites to clean up the sites or to reimburse the government for cleanup costs. The Company has been made a party to these proceedings as an alleged generator of waste disposed of at the sites. In each case, the government alleges that the defendants are jointly and severally liable for the cleanup costs. Although joint and several liability is alleged, these proceedings are frequently resolved so that the allocation of cleanup costs among the parties more nearly reflects the relative contributions of the parties to the site situation. The Company's potential liability varies greatly from site to site. For some sites the potential liability is de minimis and for others the costs of cleanup have not yet been determined. While it is not feasible to predict the outcome of many of these proceedings brought by federal or state agencies or private litigants, in the opinion of the Company, such proceedings should not ultimately result in any liability which would have a material adverse effect on the financial position, results of operations, liquidity or capital resources of the Company. The Company has accrued for these costs and such accruals do not include any reduction for anticipated recoveries of cleanup costs from insurers, former site owners or operators or other recalcitrant potentially responsible parties.

     In May 1994, Kelco received a Notice of Violation from the EPA Region 9 alleging that Kelco failed to obtain agency pre-construction approvals required by the Clean Air Act for physical and/or process modifications made at its San Diego facility. In November 1996, the Company reached a settlement of this matter with the EPA which included (i) a $1.85 million civil penalty and (ii) capital improvements to be made at the facility in the amount of approximately $5.0 million to establish satisfactory environmental controls. Under the terms of the Kelco Sale Agreement, the Company retained responsibility for the cost of the settlement.

     In November 1994, the Company, along with other pharmaceutical manufacturers and pharmaceutical benefits managers ("PBMs"), received a notice from the Federal Trade Commission ("FTC") that the FTC intended to investigate agreements, alliances, activities and acquisitions involving pharmaceutical manufacturers and PBMs. In March 1996, the Company, along with other pharmaceutical manufacturers, received a notice from the FTC that it was conducting an investigation into pricing practices. The Company has cooperated fully with these investigations, and believes that it is currently operating in all material respects in accordance with applicable standards. Accordingly, although the Company cannot predict the outcome of the investigations, it does not believe that either investigation will have a material adverse effect on the financial position, liquidity or results of operations of the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     Not applicable.

                               _________________


EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF MARCH 1, 1997)

RAYMOND V. GILMARTIN -- Age 55

November, 1994 -- Chairman of the Board, President and Chief Executive Officer

June, 1994 -- President and Chief Executive Officer

Prior to June, 1994, Mr. Gilmartin was President and Chief Executive Officer (1989 to 1992) and Chairman, President and Chief Executive Officer (1992 to
1994) of Becton Dickinson and Company (medical supplies and devices and diagnostic systems).


DAVID W. ANSTICE -- Age 48

January, 1997 -- President, Human Health-The Americas -- responsible for the Company's prescription drug business in the United States, Canada and Latin America, worldwide coordination of marketing policies and medical and scientific affairs

September, 1994 -- President, Human Health-U.S./Canada -- responsible for the Company's prescription drug business in the United States and Canada, worldwide coordination of marketing policies and medical and scientific affairs

January, 1994 -- President, Human Health-Europe

January, 1993 -- Senior Vice President, Merck Human Health Division (MHHD)-
Europe

April, 1991 -- Senior Vice President, MHHD and President, U.S. Human Health


PAUL R. BELL -- Age 51

Effective April, 1997 -- President, Human Health-Asia Pacific -- responsible for the Company's prescription drug business in the Far East, Australia, New Zealand and Japan

March, 1994 -- Vice President and Managing Director, Merck Sharp & Dohme (Australia) Pty. Limited (MSD Australia), a wholly-owned subsidiary of the Company

September, 1988 -- Managing Director, MSD Australia


CELIA A. COLBERT -- Age 40

January, 1997  -- Vice President, Secretary and Assistant General Counsel

November, 1993 -- Secretary and Assistant General Counsel

September, 1993 -- Secretary

February, 1993 -- Secretary, New Products Committee

October, 1992 -- Counsel, Corporate Staff

May, 1991 -- Associate Counsel, Corporate Staff


CAROLINE DORSA -- Age 37

January, 1997 -- Vice President and Treasurer

January, 1994 -- Treasurer

July, 1993 -- Executive Director, Customer Marketing, U. S. Human Health (USHH)

June, 1992 -- Executive Director, Pricing and Strategic Planning, USHH

April, 1990 -- Executive Director, Financial Evaluation and Analysis

R. GORDON DOUGLAS JR. -- Age 62

January, 1994 -- President, Merck Vaccines

April, 1991 -- President, Merck Vaccine Division


KENNETH C. FRAZIER -- Age 42

January, 1997 -- Vice President, Public Affairs and Assistant General Counsel -- responsible for public affairs, corporate legal activities and The Merck Company Foundation

April, 1994 -- Vice President, Public Affairs

May, 1992 -- Vice President, General Counsel and Secretary, Astra/Merck Group

Prior to May, 1992, Mr. Frazier was a partner at the law firm Drinker, Biddle & Reath for more than five years.


BERNARD J. KELLEY -- Age 55

December, 1993 -- President, Merck Manufacturing Division (MMD)

August, 1993 -- Senior Vice President, Operations, MMD

September, 1991 -- Senior Vice President, Administration, Planning and Quality, MMD



JUDY C. LEWENT -- Age 48

January, 1997 -- Senior Vice President and Chief Financial Officer -- responsible for financial and corporate development functions, internal auditing and the Company's joint venture relationships

September, 1994 -- Senior Vice President and Chief Financial Officer -- responsible for financial and public affairs functions, The Merck Company Foundation, internal auditing and the Company's joint venture relationships

December, 1993 -- Senior Vice President and Chief Financial Officer -- responsible for financial and public affairs functions and The Merck Company Foundation

June, 1993 -- Senior Vice President, Chief Financial Officer and Controller

January, 1993 -- Senior Vice President and Chief Financial Officer

April, 1990 -- Vice President, Finance and Chief Financial Officer



HENRI LIPMANOWICZ -- Age 58

January, 1997 -- President, Human Health-Asia Pacific -- responsible for the Company's prescription drug business in the Far East, Australia, New Zealand and Japan

January, 1995 -- President, Human Health-Intercontinental Region and Japan -- responsible for the Company's prescription drug business in the Near East, the Far East, Eastern Europe, Africa, Latin America, Australia, New Zealand and Japan

January, 1994 -- President, Human Health-Merck Intercontinental Region
(MIR)/Japan

June, 1991 -- Senior Vice President, MIR, Merck Human Health Division

PER G. H. LOFBERG -- Age 49

December, 1995 -- President, Merck-Medco Managed Care, L.L.C., a wholly-owned subsidiary of the Company

January, 1994 -- President, Merck-Medco Managed Care Division

April, 1991 -- Senior Executive Vice President, Strategic Planning and Marketing, Medco Containment Services, Inc.


MARY M. MCDONALD -- Age 52

January, 1997 -- Senior Vice President and General Counsel -- responsible for legal and public affairs functions and The Merck Company Foundation

January, 1993 -- Senior Vice President and General Counsel

April, 1991 -- Vice President and General Counsel


PETER E. NUGENT -- Age 54

September, 1993 -- Vice President, Controller

July, 1989 -- Vice President, Corporate Taxes



JOHN M. PRESTON -- Age 50

April, 1993 -- President, Merck AgVet Division

July, 1992 -- Executive Vice President, Merck AgVet Division

September, 1991 -- Vice President, Business Affairs, MSD AGVET Division



EDWARD M. SCOLNICK -- Age 56

September, 1994 -- Executive Vice President, Science and Technology and President, Merck Research Laboratories (MRL) -- responsible for worldwide research function and activities of Merck Manufacturing Division (MMD), computer resources and corporate licensing

December, 1993 -- Executive Vice President, Science and Technology and President, MRL -- responsible for worldwide research function and activities of MMD and computer resources

January, 1993 -- Executive Vice President and President, MRL -- responsible for worldwide research function and activities of Merck AgVet Division and computer resources

April, 1991 -- Senior Vice President and President, MRL -- responsible for worldwide research function and activities of Merck Frosst Canada, Inc.


BENNETT M. SHAPIRO -- Age 57

September, 1990 -- Executive Vice President, Worldwide Basic Research, Merck Research Laboratories

DEBORAH K. SMITH -- Age 49

June, 1996 -- Senior Vice President, Human Resources

Prior to June, 1996, Ms. Smith held numerous senior human resources positions (1972 to 1995) at Xerox Corporation and most recently was Senior Vice President, Human Resources (1995 to 1996) of Bausch & Lomb Incorporated.


PER WOLD-OLSEN -- Age 49

January, 1997 -- President, Human Health-Europe, Middle East & Africa -- responsible for the Company's prescription drug business in Europe, the Middle East and Africa

September, 1994 -- President, Human Health-Europe -- responsible for the Company's European prescription drug business

January, 1994 -- Senior Vice President, Worldwide Human Health Marketing

September, 1991 -- Senior Vice President, Human Health Marketing, Merck Human Health Division


     All officers listed above serve at the pleasure of the Board of Directors. None of these officers, other than Mr. Gilmartin (who has an employment agreement with the Company which is an exhibit to this Form 10-K) was elected pursuant to any arrangement or understanding between the officer and the Board. There are no family relationships among the officers listed above.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information required for this item is incorporated by reference to pages 41 and 55 of the Company's 1996 Annual Report to stockholders.

ITEM 6.  SELECTED FINANCIAL DATA.

     The information required for this item is incorporated by reference to the data for the last five fiscal years of the Company included under Results for Year and Year-End Position in the Selected Financial Data table included on page 55 of the Company's 1996 Annual Report to stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required for this item is incorporated by reference to pages 32 through 41 of the Company's 1996 Annual Report to stockholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     (a) FINANCIAL STATEMENTS

     The consolidated balance sheet of Merck & Co., Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1996 and the report dated January 28, 1997 of Arthur Andersen LLP, independent public accountants, are incorporated by reference to pages 42 through 53 and page 54 of the Company's 1996 Annual Report to stockholders.

     (b) SUPPLEMENTARY DATA

     Selected quarterly financial data for 1996 and 1995 are incorporated by reference to page 41 of the Company's 1996 Annual Report to stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The required information on directors and nominees is incorporated by reference to pages 2 (beginning with the caption "Election of Directors") through 5 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 1997. Information on executive officers is set forth in Part I of this document on pages 12 (beginning with the caption "Executive Officers of the Registrant") through 15. The required information on compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to pages 25 (beginning with the caption "Section 16(a) Beneficial Ownership Reporting Compliance") to 26 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 1997.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required for this item is incorporated by reference to page 7 (beginning with the caption "Compensation of Directors"), and 9 through 18 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required for this item is incorporated by reference to page 8 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required for this item is incorporated by reference to page 7 (under the caption "Relationships with Outside Firms") of the Company's
Proxy Statement for the Annual Meeting of Stockholders to be held April 23,
1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) DOCUMENTS FILED AS PART OF THIS FORM 10-K

     1.  FINANCIAL STATEMENTS

          The following consolidated financial statements and report of independent public accountants are incorporated herein by reference to the Company's 1996 Annual Report to stockholders, as noted on page 16 of this document:

Consolidated statement of income for the years ended December 31, 1996, 1995 and 1994

Consolidated statement of retained earnings for the years ended December 31, 1996, 1995 and 1994

Consolidated balance sheet, December 31, 1996 and 1995

Consolidated statement of cash flows for the years ended December 31, 1996, 1995 and 1994

Notes to financial statements

Report of independent public accountants

     2.  FINANCIAL STATEMENT SCHEDULES

  Schedules are omitted because they are either not required or not applicable.

  The registrant is primarily an operating company and all of the subsidiaries included in the consolidated financial statements filed are wholly owned except for minority interests in six consolidated subsidiaries.

3.  EXHIBITS

EXHIBIT
NUMBER                                  DESCRIPTION                         METHOD OF FILING
-------                                 -----------                         ----------------

3(a)       --        Restated Certificate of Incorporation of        *
                     Merck & Co., Inc. (May 6, 1992)
3(b)       --        By-Laws of Merck & Co., Inc. (as amended        **
                     effective June 9, 1994)
10(a)      --        Executive Incentive Plan (as amended            ***
                     effective February 27, 1996)
10(b)      --        Base Salary Deferral Plan (as adopted on        Filed with this document
                     October 22, 1996, effective January 1,
                     1997)
10(c)      --        1987 Incentive Stock Plan (as amended           *
                     effective May 6, 1992)
10(d)      --        1991 Incentive Stock Plan (as amended           **
                     effective February 23, 1994)
10(e)      --        1996 Incentive Stock Plan (as amended           ***
                     on October 24, 1995, effective
                     January 1, 1996)
10(f)      --        Non-Employee Directors Stock Option Plan        *
                     (as adopted on April 28, 1992 and
                     restated May 6, 1992)
10(g)      --        1996 Non-Employee Directors Stock Option Plan   Incorporated by reference to
                     (as adopted on April 23, 1996)                  Form 10-Q Quarterly Report
                                                                     for the period ended June 30,
                                                                     1996
10(h)      --        Supplemental Retirement Plan (as amended        **
                     effective January 1, 1995)
10(i)      --        Retirement Plan for the Directors of            Incorporated by reference to
                     Merck & Co., Inc. (amended and                  Form 10-Q Quarterly Report
                     restated June 21, 1996)                         for the period ended June 30,
                                                                     1996
10(j)      --        Plan for Deferred Payment of Directors'         Incorporated by reference to
                     Compensation (amended and                       Form 10-Q Quarterly Report
                     restated June 21, 1996)                         for the period ended June 30,
                                                                     1996
10(k)      --        Medco Class A 1983 Non-Qualified Stock          ****
                     Option Plan
10(l)      --        Medco Class A Non-Qualified Stock Option        ***
                     Agreement dated July 1, 1991 between
                     Merck-Medco and Per G.H. Lofberg
                     (together with a list showing the number of
                     options held)
10(m)      --        Form of Stock Option Agreement                  ****
                     dated October 14, 1992 between Merck-Medco
                     and Per G.H. Lofberg (together with a list
                     showing the number of options held)
10(n)      --        Employment Agreement between Per G.H.           Incorporated by reference to
                     Lofberg and Merck-Medco dated April 1,          Form 10-K Annual Report of
                     1993                                            Medco Containment Services,
                                                                     Inc. for the fiscal year ended
                                                                     June 30, 1993

EXHIBIT
NUMBER                                  DESCRIPTION                         METHOD OF FILING
-------                                -----------                        ----------------

     10(o)    --          Amendment dated July 27, 1993 to                ***
                          Employment Agreement between Per G.H.
                          Lofberg and Merck-Medco dated April 1,
                          1993
     10(p)    --          Letter Agreement dated May 24, 1996 with        Incorporated by reference to Form
                          respect to the Employment Agreement             10-Q Quarterly  Report  for  the
                          between Per G.H. Lofberg and Merck-Medco        period ended June 30, 1996
                          dated April 1, 1993 and amended July 27,
                          1993
     10(q)    --          Employment Agreement between Raymond V.         Incorporated by reference to Form
                          Gilmartin and the Company dated June 9,         10-Q Quarterly  Report  for  the
                          1994                                            period ended June 30, 1994
     11       --          Computation of Earnings per Common Share        Filed with this document
     12       --          Computation of Ratios of Earnings to Fixed      Filed with this document
                          Charges
     13       --          1996 Annual Report to stockholders (only        Filed with this document
                          those portions incorporated by reference in
                          this document are deemed "filed")
     21       --          List of subsidiaries                            Filed with this document
     24       --          Power of Attorney and Certified Resolution      Filed with this document
                          of Board of Directors
     27       --          Financial Data Schedule                         Filed with this document

   * Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1992

  ** Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1994

 *** Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1995

**** Incorporated by reference to Post Effective Amendment No. 1 to Registration Statement on Form S-8 to Form S-4 Registration Statement (No. 33-50667)

     None of the instruments defining the rights of holders of long-term debt of the Company and its subsidiaries (Exhibit Number 4) are being filed since the total amount of securities authorized under any of such instruments taken individually does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of such instruments to the Commission upon request.

     Copies of the exhibits may be obtained by stockholders upon written request directed to the Stockholder Services Department, Merck & Co., Inc., P.O. Box 100-WS 3AB-40, Whitehouse Station, New Jersey 08889-0100 accompanied by check in the amount of $5.00 payable to Merck & Co., Inc. to cover processing and mailing costs.

  (b)  REPORTS ON FORM 8-K

     During the three-month period ended December 31, 1996, one Current Report was filed on Form 8-K under Item 5 --Other Events regarding the Company's announcement of its plans to combine its animal health and poultry genetics business with those of Rhone-Poulenc to form a 50-50 joint venture, to be called Merial. This report was dated December 19, 1996 and filed December 23, 1996.

                                   SIGNATURES

   PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                              MERCK & CO., INC.
Dated:  March 17, 1997
                                    By  RAYMOND V. GILMARTIN
                                        (Chairman of the Board,
                                         President and Chief
                                         Executive Officer)



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

       SIGNATURES                           TITLE                   DATE
       ----------                           -----                   ----

   RAYMOND V. GILMARTIN        Chairman of the Board,           March 17, 1997
                                President and Chief Executive
                                Officer; Principal Executive
                                Officer; Director

   JUDY C. LEWENT              Senior Vice President and Chief  March 17, 1997
                                Financial Officer; Principal
                                Financial Officer

   PETER E. NUGENT             Vice President, Controller;      March 17, 1997
                                Principal Accounting Officer

   H. BREWSTER ATWATER, JR.    Director                         March 17, 1997

   DEREK BIRKIN                Director                         March 17, 1997

   LAWRENCE A. BOSSIDY         Director                         March 17, 1997

   WILLIAM G. BOWEN            Director                         March 17, 1997

   JOHNNETTA B. COLE           Director                         March 17, 1997

   LLOYD C. ELAM               Director                         March 17, 1997

   CHARLES E. EXLEY, JR.       Director                         March 17, 1997

   WILLIAM N. KELLEY           Director                         March 17, 1997

   EDWARD M. SCOLNICK          Director                         March 17, 1997

   SAMUEL O. THIER             Director                         March 17, 1997

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



                                         By  /s/ CELIA A. COLBERT
                                             Celia A. Colbert
                                             (Attorney-in-Fact)

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

     As independent public accountants, we hereby consent to the incorporation of our report, incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 (Nos. 33-21087, 33-21088, 33-36101, 33-40177, 33-51235, 33-53463, 33-64273 and 33-64665), on Form S-4 (No.
33-50667) and on Form S-3 (Nos. 33-39349, 33-60322, 33-51785, 33-57421 and 333-
17045). It should be noted that we have not audited any financial statements of the Company subsequent to December 31, 1996 or performed any audit procedures subsequent to the date of our report.



                              ARTHUR ANDERSEN LLP

New York, New York
March 17, 1997

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT
NUMBER        DESCRIPTION                                     METHOD OF FILING
-------       -----------                                     ----------------
3(a)     --   Restated Certificate of Incorporation of        *
                 Merck & Co., Inc. (May 6, 1992)
3(b)     --   By-Laws of Merck & Co., Inc. (as amended        **
                 effective June 9, 1994)
10(a)    --   Executive Incentive Plan (as amended            ***
               effective February 27, 1996)
10(b)    --   Base Salary Deferral Plan (as adopted on        Filed with this document
                 October 22, 1996, effective January 1,
                 1997)
10(c)    --   1987 Incentive Stock Plan (as amended           *
                 effective May 6, 1992)
10(d)    --   1991 Incentive Stock Plan (as amended           **
                 effective February 23, 1994)
10(e)    --   1996 Incentive Stock Plan (as amended           ***
                 on October 24, 1995, effective
                 January 1, 1996)
10(f)    --   Non-Employee Directors Stock Option Plan        *
                 (as adopted on April 28, 1992 and
                  restated May 6, 1992)
10(g)    --   1996 Non-Employee Directors Stock Option Plan   Incorporated by reference to
                  (as adopted on April 23, 1996)                 Form 10-Q Quarterly Report
                                                                 for the period ended June 30,
                                                                 1996
10(h)    --   Supplemental Retirement Plan (as amended        **
                  effective January 1, 1995)
10(i)    --   Retirement Plan for the Directors of            Incorporated by reference to
                 Merck & Co., Inc. (amended and                  Form 10-Q Quarterly Report
                 restated June 21, 1996)                         for the period ended June 30,
                                                                 1996
10(j)    --   Plan for Deferred Payment of Directors'         Incorporated by reference to
                 Compensation (amended and                       Form 10-Q Quarterly Report
                 restated June 21, 1996)                         for the period ended June 30,
                                                                 1996
10(k)    --   Medco Class A 1983 Non-Qualified Stock          ****
                  Option Plan
10(l)    --   Medco Class A Non-Qualified Stock Option        ***
                  Agreement dated July 1, 1991 between
                  Merck-Medco and Per G.H. Lofberg
                  (together with a list showing the number of
                  options held)
10(m)    --   Form of Stock Option Agreement                  ****
                  dated October 14, 1992 between Merck-Medco
                  and Per G.H. Lofberg (together with a list
                  showing the number of options held)
10(n)    --   Employment Agreement between Per G.H.           Incorporated by reference to
                  Lofberg and Merck-Medco dated April 1,         Form 10-K Annual Report of
                  1993                                           Medco Containment Services,
                                                                 Inc. for the fiscal year ended
                                                                 June 30, 1993

EXHIBIT
NUMBER                  DESCRIPTION                             METHOD OF FILING
------                  -----------                             ----------------
10(o)    --  Amendment dated July 27, 1993 to                   ***
                Employment Agreement between Per G.H.
                Lofberg and Merck-Medco dated April 1,
                1993

10(p)    --  Letter Agreement dated May 24, 1996 with           Incorporated by reference to Form
                respect to the Employment Agreement                 10-Q Quarterly  Report  for  the
                between Per G.H. Lofberg and Merck-Medco            period ended June 30, 1996
                dated April 1, 1993 and amended July 27,
                1993

 10(q)   --  Employment Agreement between Raymond V.            Incorporated by reference to Form
                Gilmartin and the Company dated June 9,             10-Q Quarterly  Report  for  the
                1994                                                period ended June 30, 1994
     11  --  Computation of Earnings per Common Share           Filed with this document
     12  --  Computation of Ratios of Earnings to Fixed         Filed with this document
                 Charges
     13  --  1996 Annual Report to stockholders (only           Filed with this document
                those portions incorporated by reference in
                this document are deemed "filed")
     21  --  List of subsidiaries                               Filed with this document
     24  --  Power of Attorney and Certified Resolution         Filed with this document
                of Board of Directors
     27  --  Financial Data Schedule                            Filed with this document

------------------
      * Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1992

     ** Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1994

    *** Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1995

   **** Incorporated by reference to Post Effective Amendment No. 1 to Registration Statement on Form S-8 to Form S-4 Registration Statement (No. 33-50667)