Form 10-Q
period 1997-03-31
MERCK & CO INC
filed 1997-05-13
CIK 64978

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q




(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997
                                       OR

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
                                                  No. 22-1109110



The number of shares of common stock outstanding as of the close of business on April 30, 1997:

       Class                               Number of Shares Outstanding
       Common Stock                               1,207,113,399


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

Part I - Financial Information



                       MERCK & CO., INC. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED STATEMENT OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                    ($ in millions except per share amounts)


                                           Three Months
                                           Ended March 31
                                         1997           1996
                                       --------       --------
Sales                                  $5,567.9       $4,530.4
                                       --------       --------

Costs, Expenses and Other

  Materials and production              2,786.3        2,233.1

  Marketing and administrative          1,060.6          814.3

  Research and development                368.7          349.5

  Equity income from affiliates          (151.0)        (165.4)

  Other (income) expense, net              39.9           59.9
                                       --------       --------
                                        4,104.5        3,291.4
                                       --------       --------

Income Before Taxes                     1,463.4        1,239.0

Taxes on Income                           443.1          375.2
                                       --------       --------

Net Income                             $1,020.3       $  863.8
                                       ========       ========

Per Share of Common Stock:

  Net Income                           $     .84      $     .70

  Dividends Declared                   $     .42      $     .34

Average Number of Common
  Shares Outstanding (millions)          1,208.9        1,227.0

    The accompanying notes are an integral part of this financial statement.

                       MERCK & CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      MARCH 31, 1997 AND DECEMBER 31, 1996
                                 ($ in millions)

                                                                                March 31        December 31
                                                                                  1997             1996
                                                                                  ----             ----
ASSETS
  Current Assets
    Cash and cash equivalents                                                 $   1,736.6      $   1,352.4
    Short-term investments                                                          862.3            829.2
    Accounts receivable                                                           2,721.8          2,655.9
    Inventories                                                                   2,088.1          2,148.8
    Prepaid expenses and taxes                                                      807.8            740.3
                                                                              -----------      -----------

      Total current assets                                                        8,216.6          7,726.6
                                                                              -----------      -----------

  Investments                                                                     2,408.0          2,499.4

  Property, Plant and Equipment, at cost,
    net of allowance for depreciation of
    $2,994.0 in 1997 and $2,799.7 in 1996                                         5,973.5          5,926.7

  Goodwill and Other Intangibles,
    net of accumulated amortization of
    $654.3 in 1997 and $606.5 in 1996                                             6,689.6          6,736.6

  Other Assets                                                                    1,444.7          1,403.8
                                                                              -----------      -----------

                                                                              $  24,732.4      $  24,293.1
                                                                              ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
     Accounts payable and accrued liabilities                                 $   2,787.6      $   2,937.8
     Loans payable and current portion of long-term debt                            477.5            606.1
     Income taxes payable                                                         1,021.3            802.6
     Dividends payable                                                              508.3            482.7
                                                                              -----------      -----------

      Total current liabilities                                                   4,794.7          4,829.2
                                                                              -----------      -----------

  Long-Term Debt                                                                  1,232.3          1,155.9
                                                                              -----------      -----------

  Deferred Income Taxes and Noncurrent Liabilities                                4,056.7          4,027.3
                                                                              -----------      -----------

  Minority Interests                                                              2,216.5          2,310.2
                                                                              -----------      -----------

  Stockholders' Equity
  Common stock
    Authorized - 2,700,000,000 shares
    Issued     - 1,483,721,131 shares - 1997
               - 1,483,619,311 shares - 1996                                      5,018.5          4,967.5
  Retained earnings                                                              15,316.7         14,817.7
                                                                              -----------      -----------
                                                                                 20,335.2         19,785.2
  Less treasury stock, at cost
    274,186,571 shares - 1997
    277,016,963 shares - 1996                                                     7,903.0          7,814.7
                                                                              -----------      -----------

      Total stockholders' equity                                                 12,432.2         11,970.5
                                                                              -----------      -----------

                                                                              $  24,732.4      $  24,293.1
                                                                              ===========      ===========

    The accompanying notes are an integral part of this financial statement.

                       MERCK & CO., INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 ($ in millions)

                                                                                   Three Months
                                                                                  Ended March 31
                                                                               1997             1996
                                                                               ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
Income before taxes                                                         $  1,463.4       $  1,239.0
Adjustments to reconcile income before taxes to cash provided from operations before taxes:
   Other                                                                         299.7            111.7
   Net changes in assets and liabilities                                        (102.8)             1.3
                                                                            ----------       ----------

CASH PROVIDED BY OPERATING ACTIVITIES BEFORE TAXES                             1,660.3          1,352.0
INCOME TAXES PAID                                                               (167.3)          (168.4)
                                                                            ----------       ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                      1,493.0          1,183.6
                                                                            ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                            (261.6)          (265.6)
Purchase of securities, subsidiaries and other investments                    (4,047.3)        (1,860.0)
Proceeds from sale of securities, subsidiaries and other investments           3,980.7          1,556.5
Other                                                                            (14.1)           (16.4)
                                                                            ----------       ----------
NET CASH USED BY INVESTING ACTIVITIES                                           (342.3)          (585.5)
                                                                            ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings                                               13.9              (.3)
Proceeds from issuance of debt                                                    87.3            300.2
Payments on debt                                                                (134.5)            (2.0)
Purchase of treasury stock                                                      (245.3)          (575.3)
Dividends paid to stockholders                                                  (482.7)          (438.5)
Other                                                                             75.5             50.5
                                                                            ----------       ----------
NET CASH USED BY FINANCING ACTIVITIES                                           (685.8)          (665.4)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                     (80.7)           (26.7)
                                                                            ----------       ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             384.2            (94.0)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 1,352.4          1,847.4
                                                                            ----------       ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  1,736.6       $  1,753.4
                                                                            ==========       ==========

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

     Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full year 1997; in the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

2.   Inventories consisted of:

                                               ($ in millions)
                                            March 31      December 31
                                              1997            1996
                                              ----            ----
Finished goods                             $  1,136.7      $  1,237.3
Raw materials and work in process               880.9           841.1
Supplies                                         70.5            70.4
                                           ----------      ----------
  Total (approximates current cost)           2,088.1         2,148.8
Reduction to LIFO cost                           --              --
                                           ----------      ----------
                                           $  2,088.1      $  2,148.8
                                           ==========      ==========

3. The Company, along with numerous other defendants, is a party in several antitrust actions brought by retail pharmacies and consumers, alleging conspiracies in restraint of trade and challenging pricing and/or purchasing practices, one of which has been certified as a Federal class action and a number of which have been certified as state class actions. In January 1996, the Company and several other defendants entered into an agreement, subject to court approval, to settle the Federal class action alleging conspiracy, which represents the single largest group of retail pharmacy claims, pursuant to which the Company is obligated to pay $51.8 million, payable in four equal annual installments. In April 1996, the court declined to approve the settlement. Subsequently, the Company and several other defendants entered into an amended settlement agreement, which provides for the same monetary payment and addresses the court's concerns as expressed in its April 1996 opinion. In June 1996, the court granted approval of the amended settlement agreement, to which objecting retail class members filed appeals in July 1996. The Company has not engaged in any conspiracy and no admission of wrongdoing has been made or is included in the amended agreement, which was entered into in order to avoid the cost of litigation and the risk of an inaccurate adverse verdict by a jury presented with a case of this size and complexity. While it is not feasible to predict or determine the final outcome of these proceedings, management does not believe that they should result in a materially adverse effect on the Company's financial position, results of operations or liquidity.

4.   Sales consisted of:

                                                 ($ in millions)
                                                   Three Months
                                                  Ended March 31
                                               1997            1996
                                               ----            ----
        Elevated cholesterol                 $  1,083.1      $    808.8
        Hypertension/heart failure                921.9           822.5
        Anti-ulcerants                            308.5           280.9
        Antibiotics                               206.6           215.4
        Ophthalmologicals                         175.6           149.8
        Vaccines/biologicals                      151.0           112.1
        Osteoporosis                              101.8            44.1
        Benign prostatic hyperplasia               99.3           120.2
        Other Merck human health                   72.0             4.6
        Other human health                      2,229.4         1,751.6
        Animal health/crop protection             218.7           220.4
                                             ----------      ----------
                                             $  5,567.9      $  4,530.4
                                             ==========      ==========

    Sales by therapeutic class include Merck-Medco Managed Care (Merck-Medco) sales of Merck products. Other human health primarily includes Merck-Medco sales of non-Merck products and Merck-Medco human health services, principally managed prescription drug programs.

5.    Other (income) expense, net, consisted of:

                                                          ($ in millions)
                                                            Three Months
                                                            Ended March 31
                                                          1997          1996
                                                          ----          ----
    Interest income                                     $ (51.2)      $ (60.2)
    Interest expense                                       25.0          34.5
    Exchange gains                                         (5.5)         (7.5)
    Minority interests                                     42.6          29.4
    Amortization of goodwill & other intangibles           47.8          47.0
    Other, net                                            (18.8)         16.7
                                                        -------       -------
                                                        $  39.9       $  59.9
                                                        =======       =======

      Minority interests include third parties' share of exchange gains and losses arising from translation of the financial statements into U.S. dollars.

      Interest paid for the three-month periods ended March 31, 1997 and 1996 was $20.9 million and $10.3 million, respectively.

6. Income taxes paid for the three-month periods ended March 31, 1997 and 1996 were $167.3 million and $168.4 million, respectively.

7.   Legal proceedings to which the Company is a party are discussed in Part I
     Item 3, Legal Proceedings, in the Annual Report on Form 10-K. There were no material developments in the three-month period ended March 31, 1997.

             MANAGEMENT'S ANALYSIS OF INTERIM FINANCIAL INFORMATION

Earnings per share for the first quarter of 1997 were $0.84, an increase of 20% over the first quarter of 1996. First quarter net income increased 18% to $1,020.3 million. Sales for the quarter were $5.6 billion, up 23% from the same period last year.

Sales growth for the quarter was led by established major products, recent product introductions and growth from the Merck-Medco Managed Care business. Both domestic and international operations reported strong unit volume gains.

Foreign exchange reduced the first quarter sales growth by one percentage point. Excluding exchange, sales of Merck human and animal health products increased 22% for the first quarter. Sales outside the United States accounted for 29% of 1997 first quarter sales, compared with 31% for the same period last year.

Income growth for the quarter was driven by strong unit volume gains. The unfavorable effects of inflation, net of price, and exchange were partially offset by cost controls and productivity improvements in manufacturing, selling and general and administrative expenses.

Results for the first quarter were paced by sales volume gains of established major products, including 'Zocor', 'Mevacor', 'Vasotec', 'Vaseretic', 'Prinivil', 'Pepcid' and 'Recombivax HB', and by the newer product introductions, 'Crixivan', 'Cozaar'*, 'Hyzaar'*, 'Fosamax', 'Trusopt' and 'Varivax'. Significant prescription volume growth in the Merck-Medco Managed Care business also contributed to the sales increase for the quarter.

The number of patients taking 'Zocor' has nearly doubled to 6.7 million since the results from the landmark Scandinavian Simvastatin Survival Study (4S) were announced two years ago. This study showed that 'Zocor' saves lives and prevents heart attacks in people with high cholesterol and coronary heart disease. 'Zocor' has a well-established, long-term safety profile. It is the only "statin" proven to save lives in people with coronary heart disease and high cholesterol. Despite the introduction of new competition, 'Zocor' continues to grow and to command the leading share of total and new prescriptions among cholesterol-lowering medicines.

'Mevacor' continues to have a strong position in the market; together, 'Mevacor' and 'Zocor' hold more than a 40 percent share. The cholesterol-lowering market continues to grow as doctors increasingly recognize the health benefits of lipid-lowering therapy. Still, less than 30 percent of patients with coronary disease and high cholesterol currently take cholesterol-lowering therapy.

'Vasotec', Merck's angiotensin converting enzyme (ACE) inhibitor for the treatment of high blood pressure, asymptomatic left ventricular dysfunction and heart failure, continued to grow. It is the most widely prescribed branded cardiovascular medicine in the world.

U.S. prescription sales remain strong for 'Pepcid', an H2-receptor antagonist for the treatment of duodenal ulcers and the short-term treatment of gastric ulcers and gastroesophageal reflux disease (GERD). 'Pepcid' is now the second most-prescribed prescription H2-receptor antagonist in the United States.

In the U.S. over-the-counter market, Pepcid AC Acid Controller(TM), sold by Johnson & Johnson Merck Consumer Pharmaceuticals Co., continues to lead the growing and highly competitive acid indigestion market.

'Crixivan', Merck's protease inhibitor for the treatment of HIV infection in adults, has achieved broad acceptance by physicians and patients. Within a year of its record-breaking 42-day clearance in the United States, it has been cleared for marketing in more than 50 additional countries, including 15 member states of the European Union. 'Crixivan' is being taken by more than 140,000 people worldwide and holds about 60 percent of the U.S. market.

Two clinical endpoint studies with 'Crixivan', announced in February and March, demonstrated that 'Crixivan' has a positive impact on reducing mortality and the incidence of AIDS-related conditions, including opportunistic infections and cancers. The reduction in one study was by as much as 60 percent.

Physicians have adopted 'Cozaar' and 'Hyzaar' (a combination of 'Cozaar' and the diuretic hydrochlorothiazide) faster than any new antihypertensive product launched in this decade. The products are now marketed in more than 40 countries and have been taken by more than 1.8 million patients. 'Cozaar' and 'Hyzaar', the first in a new class of antihypertensive drugs called angiotensin-II (A-II) receptor antagonists, are exceptionally well tolerated. 'Cozaar' and 'Hyzaar' were developed in collaboration with the DuPont Merck Pharmaceutical Company.


*'Cozaar' and 'Hyzaar' are registered trademarks of E.I. du Pont de Nemours and Company, Wilmington, DE, USA.

'Fosamax', Merck's breakthrough nonhormonal medicine for the treatment of osteoporosis in postmenopausal women, has been introduced in 47 countries, including the United States. More than 1.7 million patients worldwide have received a prescription for 'Fosamax' and prescription trends remain strong. Merck continues to educate women about postmenopausal osteoporosis and treatment with 'Fosamax' through major consumer campaigns.

The Vertebral Fracture Study arm of the Fracture Intervention Trial (FIT), published in December, showed that 'Fosamax' reduced by about one-half the risk of hip and vertebral fractures and significantly reduced hospitalizations in postmenopausal women with osteoporosis who had a previous vertebral fracture. The results of this study have been filed in the United States and other worldwide markets for inclusion in the product labeling for 'Fosamax'. In April 1997, the U.S. Food and Drug Administration (FDA) cleared for marketing the new 'Fosamax' 5 mg. dose as the first nonhormonal drug to prevent osteoporosis in postmenopausal women. In addition, the FDA cleared 'Fosamax' 10 mg. to prevent fractures of the hip, spine and wrist in postmenopausal women who already have osteoporosis.

Sales of 'Trusopt', the first carbonic anhydrase inhibitor made in a topical (eyedrop) formulation, have proceeded at a strong pace since it was first introduced in the United States in May 1995. 'Trusopt' is now the most widely prescribed anti-glaucoma medicine in the United States and in several countries in Europe. The product is indicated for the treatment of elevated intraocular pressure in patients with ocular hypertension or open-angle glaucoma.

In its first two years on the market, 'Varivax', the first and only chickenpox vaccine marketed in the United States, has achieved the most rapid acceptance of any vaccine since Merck introduced the first measles vaccine in 1963.

In January, Merck launched its newest vaccine, 'Comvax', a combination of the antigenic components of two existing Merck vaccines, 'PedvaxHIB' and 'Recombivax HB'. 'Comvax' is the first combination product indicated for the vaccination of infants, beginning at two months of age, against both invasive Haemophilus influenzae type b diseases (Hib) and hepatitis B virus. The combination reduces the number of injections required to immunize children against the two infections.

In February, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which requires adoption in 1997. This Statement generally requires the presentation of basic and diluted earnings per share on the face of the statement of income. The amount of basic earnings per share will not differ from the earnings per share currently reported on the face of the statement of income and the diluted earnings per share will not be materially different.

On February 25, the Board of Directors declared a quarterly dividend of 42 cents a share on the Company's common stock which was paid April 1 to stockholders of record at the close of business on March 7. The Company's total dividend paid to date in 1997 is 82 cents per share, a 21 percent increase over the amount paid during the same period in 1996.

In May, Merck issued $500 million of debt under its 1993 shelf registration. The remaining capacity under the shelf is $170 million. The debt has a scheduled maturity of May 3, 2037 and pays interest semi-annually at a rate of 5.76%.

Also in May, Merck announced the signing of a definitive agreement to sell its crop protection business to Novartis for $910 million in cash. The sale is expected to close in the second or third quarter, subject to antitrust reviews. The crop protection business is not significant to the Company's financial position or results of operations.

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

      Number                   Description                                Method of Filing
      ------                   -----------                                ----------------
      3(a)              Restated Certificate of                        Incorporated by reference to Form 10-K
                         Incorporation of Merck & Co., Inc.             Annual Report for the fiscal year ended
                         (May 6, 1992)                                  December 31,1992

      3(b)              By-Laws of Merck & Co., Inc.                   Filed with this document
                         (as amended effective
                          February 25, 1997)

      11                Computation of Earnings Per                    Filed with this document
                         Common Share

      12                Computation of Ratios of                       Filed with this document
                         Earnings to Fixed Charges

      27                Financial Data Schedule                        Filed with this document

(b)  Reports on Form 8-K

      During the three-month period ending March 31, 1997, no current reports on Form 8-K were filed.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      MERCK & CO., INC.



Date:  May 13, 1997                    /s/ Mary M. McDonald
                                      ----------------------
                                      MARY M. MCDONALD
                                      Senior Vice President and General Counsel


Date:  May 13, 1997                    /s/ Peter E. Nugent
                                      ----------------------
                                      PETER E. NUGENT
                                      Vice President, Controller

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

             3(b)             By-Laws of Merck & Co., Inc. (as amended effective
                              February 25, 1997)

             11               Computation of Earnings Per Common Share

             12               Computation of Ratios of Earnings to Fixed Charges

             27               Financial Data Schedule