Form 10-Q
period 1997-06-30
MERCK & CO INC
filed 1997-08-13
CIK 64978

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q




(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

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
                                                 No. 22-1109110


The number of shares of common stock outstanding as of the close of business on July 31, 1997:

                  Class                               Number of Shares Outstanding
                  -----                               ----------------------------
                  Common Stock                               1,207,875,027

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                              Yes  X                  No____

Part I - Financial Information




                         MERCK & CO., INC. AND SUBSIDIARIES
                      INTERIM CONSOLIDATED STATEMENT OF INCOME
              THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                   ($ in millions except per share amounts)

                                             Three Months                         Six Months
                                             Ended June 30                      Ended June 30
                                      ---------------------------       ----------------------------
                                          1997            1996             1997              1996
                                      ----------       ----------       ----------        ----------
Sales                                 $  5,909.2       $  4,908.8       $ 11,477.1        $  9,439.2
                                      ----------       ----------       ----------        ----------

Costs, Expenses and Other

  Materials and production               2,944.3          2,283.8          5,730.6           4,516.9

  Marketing and administrative           1,044.2            946.2          2,104.8           1,760.6

  Research and development                 396.4            347.7            765.0             697.2

  Equity income from affiliates           (122.8)          (128.4)          (273.8)           (293.8)

  Other (income) expense, net               14.8             65.1             54.8             124.9
                                      ----------       ----------       ----------        ----------

                                         4,276.9          3,514.4          8,381.4           6,805.8
                                      ----------       ----------       ----------        ----------

Income Before Taxes                      1,632.3          1,394.4          3,095.7           2,633.4

Taxes on Income                            477.9            422.3            921.0             797.5
                                      ----------       ----------       ----------        ----------

Net Income                            $  1,154.4       $    972.1       $  2,174.7        $  1,835.9
                                      ==========       ==========       ==========        ==========

Per Share of Common Stock:

  Net Income                          $      .96       $      .80       $     1.80        $     1.50

  Dividends Declared                  $      .42       $      .34       $      .84        $      .68

Average Number of Common
  Shares Outstanding (millions)          1,207.9          1,214.9          1,208.3           1,220.7


    The accompanying notes are an integral part of this financial statement.

                       MERCK & CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       JUNE 30, 1997 AND DECEMBER 31, 1996
                                 ($ in millions)

                                                                June 30       December 31
                                                                 1997            1996
                                                               ---------       ---------

ASSETS
  Current Assets
    Cash and cash equivalents                                  $ 1,587.0       $ 1,352.4
    Short-term investments                                       1,129.4           829.2
    Accounts receivable                                          2,697.0         2,655.9
    Inventories                                                  2,170.8         2,148.8
    Prepaid expenses and taxes                                     834.8           740.3
                                                               ---------       ---------
      Total current assets                                       8,419.0         7,726.6
                                                               ---------       ---------

  Investments                                                    2,584.0         2,499.4

  Property, Plant and Equipment, at cost,
    net of allowance for depreciation of
    $3,134.4 in 1997 and $2,799.7 in 1996                        6,135.3         5,926.7

  Goodwill and Other Intangibles,
    net of accumulated amortization of
    $706.2 in 1997 and $606.5 in 1996                            6,977.9         6,736.6

  Other Assets                                                   1,511.7         1,403.8
                                                               ---------       ---------

                                                               $25,627.9       $24,293.1
                                                               =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
     Accounts payable and accrued liabilities                  $ 2,709.8       $ 2,937.8
     Loans payable and current portion of long-term debt           496.8           606.1
     Income taxes payable                                          889.4           802.6
     Dividends payable                                             507.0           482.7
                                                               ---------       ---------
       Total current liabilities                                 4,603.0         4,829.2
                                                               ---------       ---------

  Long-Term Debt                                                 1,726.8         1,155.9
                                                               ---------       ---------

  Deferred Income Taxes and Noncurrent Liabilities               4,184.8         4,027.3
                                                               ---------       ---------

  Minority Interests                                             2,292.2         2,310.2
                                                               ---------       ---------

  Stockholders' Equity
  Common stock
    Authorized - 2,700,000,000 shares
    Issued     - 1,483,821,758 shares - 1997
               - 1,483,619,311 shares - 1996                     5,115.6         4,967.5
  Retained earnings                                             15,981.6        14,817.7
                                                               ---------       ---------
                                                                21,097.2        19,785.2
  Less treasury stock, at cost
    275,489,891 shares - 1997
    277,016,963 shares - 1996                                    8,276.1         7,814.7
                                                               ---------       ---------
      Total stockholders' equity                                12,821.1        11,970.5
                                                               ---------       ---------
                                                               $25,627.9       $24,293.1
                                                               =========       =========


    The accompanying notes are an integral part of this financial statement.

                       MERCK & CO., INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                 ($ in millions)

                                                                                 Six Months
                                                                                Ended June 30
                                                                           ------------------------
                                                                             1997            1996
                                                                           --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before taxes                                                        $3,095.7        $2,633.4
Adjustments to reconcile income before taxes to cash provided from operations before taxes:
  Other                                                                       569.7           216.7
  Net changes in assets and liabilities                                      (312.3)           33.7
                                                                           --------        --------
CASH PROVIDED BY OPERATING ACTIVITIES BEFORE TAXES                          3,353.1         2,883.8
INCOME TAXES PAID                                                            (646.0)         (598.5)
                                                                           --------        --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   2,707.1         2,285.3
                                                                           --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                         (573.7)         (576.9)
Purchase of securities, subsidiaries and other investments                 (9,733.4)       (5,714.5)
Proceeds from sale of securities, subsidiaries and other investments        8,963.3         6,192.8
Other                                                                         (11.1)          (31.3)
                                                                           --------        --------
NET CASH USED BY INVESTING ACTIVITIES                                      (1,354.9)         (129.9)
                                                                           --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings                                            21.7            11.6
Proceeds from issuance of debt                                                603.1           315.0
Payments on debt                                                             (146.3)         (267.5)
Purchase of treasury stock                                                   (748.2)       (1,583.8)
Dividends paid to stockholders                                               (990.9)         (835.5)
Other                                                                         189.4            97.5
                                                                           --------        --------
NET CASH USED BY FINANCING ACTIVITIES                                      (1,071.2)       (2,262.7)
                                                                           --------        --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                  (46.4)          (53.3)
                                                                           --------        --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          234.6          (160.6)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              1,352.4         1,847.4
                                                                           --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $1,587.0        $1,686.8
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

2.  Inventories consisted of:

                                                   ($ in millions)
                                               -----------------------
                                               June 30       December 31
                                                1997            1996
                                               --------       --------
     Finished goods                            $1,261.6       $1,237.3
     Raw materials and work in process            843.5          841.1
     Supplies                                      65.7           70.4
                                               --------       --------
       Total (approximates current cost)        2,170.8        2,148.8
     Reduction to LIFO cost                          --             --
                                               --------       --------
                                               $2,170.8       $2,148.8
                                               ========       ========


3. In May 1997, Merck issued $500 million of debt under its 1993 shelf registration. The remaining capacity under the shelf is $170 million. The debt has a scheduled maturity of May 3, 2037 and pays interest semi-annually at a rate of 5.76%.

4. The Company, along with numerous other defendants, is a party in several antitrust actions brought by retail pharmacies and consumers, alleging conspiracies in restraint of trade and challenging pricing and/or purchasing practices, one of which has been certified as a Federal class action and a number of which have been certified as state class actions. In January 1996, the Company and several other defendants entered into an agreement, subject to court approval, to settle the Federal class action alleging conspiracy, which represents the single largest group of retail pharmacy claims, pursuant to which the Company is obligated to pay $51.8 million, payable in four equal annual installments. In April 1996, the court declined to approve the settlement. Subsequently, the Company and several other defendants entered into an amended settlement agreement, which provides for the same monetary payment and addresses the court's concerns as expressed in its April 1996 opinion. In June 1996, the Court granted approval of the amended settlement agreement, to which objecting retail class members filed appeals in July 1996. The Company has not engaged in any conspiracy and no admission of wrongdoing has been made or is included in the amended agreement, which was entered into in order to avoid the cost of litigation and the risk of an inaccurate adverse verdict by a jury presented with a case of this size and complexity. While it is not feasible to predict or determine the final outcome of these proceedings, management does not believe that they should result in a materially adverse effect on the Company's financial position, results of operations or liquidity.

5.  Sales consisted of:


                                                             ($ in millions)
                                         -------------------------------------------------------
                                                 Three Months                 Six Months
                                                Ended June 30                Ended June 30
                                         -------------------------      ------------------------
                                            1997            1996           1997           1996
                                         ---------       ---------      ---------      ---------
     Elevated cholesterol                $ 1,150.4       $ 1,008.4      $ 2,233.5      $ 1,817.2
     Hypertension/heart failure              992.9           936.4        1,914.8        1,758.9
     Anti-ulcerants                          322.3           254.9          630.8          535.8
     Antibiotics                             183.7           197.9          390.3          413.3
     Ophthalmologicals                       184.7           171.7          360.3          321.5
     Vaccines/biologicals                    183.1           137.6          334.1          249.7
     Osteoporosis                            127.4            66.2          229.2          110.3
     Benign prostatic hyperplasia             99.9           110.0          199.2          230.2
     Other Merck human health                 75.9            23.8          147.9           28.4
     Other human health                    2,324.9         1,749.6        4,554.3        3,501.2
     Animal health/crop protection           264.0           252.3          482.7          472.7
                                         ---------       ---------      ---------      ---------
                                         $ 5,909.2       $ 4,908.8      $11,477.1      $ 9,439.2
                                         =========       =========      =========      =========

    Sales by therapeutic class include Merck-Medco Managed Care (Merck-Medco) sales of Merck products. Other human health primarily includes Merck-Medco sales of non-Merck products and Merck-Medco human health services, principally managed prescription drug programs.

6.  Other (income) expense, net, consisted of:

                                                                            ($ in millions)
                                                           ----------------------------------------------------
                                                               Three Months                   Six Months
                                                              Ended June 30                  Ended June 30
                                                          ----------------------        ----------------------
                                                           1997           1996           1997           1996
                                                          -------        -------        -------        -------
     Interest income                                      $ (54.1)       $ (49.2)       $(105.4)       $(109.4)
     Interest expense                                        30.9           32.8           56.0           67.3
     Exchange gains                                          (7.5)          (5.6)         (13.1)         (13.1)
     Minority interests                                      29.9           42.5           72.6           71.9
     Amortization of goodwill and other intangibles          48.3           47.2           96.1           94.2
     Other, net                                             (32.7)          (2.6)         (51.4)          14.0
                                                          -------        -------        -------        -------
                                                          $  14.8        $  65.1        $  54.8        $ 124.9
                                                          =======        =======        =======        =======


   Minority interests include third parties' share of exchange gains and losses arising from translation of the financial statements into U.S. dollars.

   Interest paid for the six-month periods ended June 30, 1997 and 1996 was $34.3 million and $35.5 million, respectively.

7. Income taxes paid for the six-month periods ended June 30, 1997 and 1996 were $646.0 million and $598.5 million, respectively.

8. Legal proceedings to which the Company is a party are discussed in Part I
   Item 3, Legal Proceedings, in the Annual Report on Form 10-K. There were no material developments in the three-month period ended June 30, 1997.

             MANAGEMENT'S ANALYSIS OF INTERIM FINANCIAL INFORMATION

Earnings per share for the second quarter of 1997 were $0.96, an increase of 20% over the second quarter of 1996. Second quarter net income increased 19% to $1,154.4 million. Sales for the quarter were $5.9 billion, up 20% from the same period last year.

For the first six months, earnings per share were $1.80, an increase of 20% from the first six months of 1996. Net income was $2,174.7 million for the first six months of 1997, an increase of 18% from the first six months of 1996. Sales rose 22% to $11.5 billion.

Sales growth for the quarter and the first half of 1997 continued to be led by established major products, recent product introductions and the Merck-Medco Managed Care business. Both domestic and international operations reported strong unit volume gains.

Foreign exchange reduced the second quarter sales growth by one percentage point, the same effect as reported in the first quarter of 1997. Excluding exchange, sales of Merck human and animal health products increased 15% and 18% for the second quarter and six months, respectively. Sales outside the United States accounted for 28% of the first half of 1997 sales, compared with 30% for the same period last year.

Income growth for the first six months was driven by strong unit volume gains. The unfavorable effects of inflation, net of price, and exchange were partially offset by cost controls and productivity improvements in manufacturing, selling and general and administrative expenses.

The growth in pretax income for the second quarter was reduced by the Company's share of the increase in taxes related to the Astra Merck joint venture and the European vaccine joint venture with Pasteur Merieux Serums et Vaccins. The reduction in pretax growth, however, was offset by a corresponding reduction in the Company's tax rate in 1997, resulting in no effect on net income growth.

Results for the first six months were paced by sales volume gains of established major products, including 'Zocor', 'Pepcid', 'Prinivil' and 'Recombivax HB', and by the newer product introductions, 'Crixivan', 'Cozaar'*, 'Hyzaar'*, 'Fosamax', 'Trusopt' and 'Varivax'. Significant prescription volume growth in the Merck-Medco Managed Care business also contributed to the sales increase for the first six months.

'Zocor' continues to grow strongly and to command the leading share of total and new prescriptions worldwide among cholesterol-lowering medicines. The number of patients taking 'Zocor' has nearly doubled to almost 7 million worldwide since the landmark Scandinavian Simvastatin Survival Study (4S) showed that 'Zocor' saves lives and prevents heart attacks in people with high cholesterol and coronary heart disease. A 4S subanalysis published this April in DIABETES CARE showed that major coronary events, including heart attacks, were reduced by 55 percent in people with diabetes who take 'Zocor', compared to those on placebo. In June, the U.S. Food and Drug Administration (FDA) cleared new recommendations reducing the frequency of liver function testing for patients on therapy with 'Zocor'.

Despite new competition, 'Mevacor' and 'Zocor' together hold more than a 40 percent share worldwide. The cholesterol-lowering market continues to grow at a rate of more than 20 percent a year in major markets - driven primarily by an annual 35 percent growth in the "statin" category - as doctors increasingly recognize the health benefits of lipid-lowering therapy. Still, only about 30 percent of patients with coronary heart disease and high cholesterol currently take cholesterol-lowering medicines.

U.S. prescription sales remain strong for 'Pepcid', an H2-receptor antagonist for the treatment of duodenal ulcers and the short-term treatment of gastric ulcers and gastroesophageal reflux disease (GERD). 'Pepcid' is now the second most-prescribed prescription H2-receptor antagonist in the United States.

In the U.S. over-the-counter market, 'Pepcid AC' Acid Controller, sold by Johnson & Johnson o Merck Consumer Pharmaceuticals Co., continues to lead the growing and highly competitive acid indigestion market.

Together, 'Prinivil' and 'Vasotec' are the most widely prescribed angiotensin converting enzyme (ACE) inhibitors in the United States. They hold about 40 percent of the U.S. ACE inhibitor market. For two years in a row, new and total prescription growth for 'Prinivil', which treats high blood pressure and heart failure, exceeded that of the competing lisinopril product. 'Vasotec', the most widely prescribed branded antihypertensive medicine in the world, is the only ACE inhibitor indicated for treatment of three conditions: high blood pressure, asymptomatic left ventricular dysfunction and heart failure.

*'Cozaar' and 'Hyzaar' are registered trademarks of E.I. du Pont de Nemours and Company, Wilmington, DE, USA.

The worldwide market for 'Recombivax HB', the first recombinant vaccine for immunization against hepatitis B infection, continues to grow more than 10 years after it was launched in the U.S. Contributing to growth were increased public awareness of hepatitis B, legislation in some states requiring hepatitis B immunization for school entry, and the December 1996 publication by the Centers for Disease Control recommending hepatitis B immunization for adolescents.

'Crixivan', Merck's protease inhibitor for the treatment of HIV infection in adults, has achieved broad acceptance by physicians and patients, and is the world's most widely prescribed protease inhibitor. Within a year of its record-breaking 42-day clearance in the United States, it has been cleared for marketing in more than 60 additional countries. 'Crixivan' now holds about half of the U.S. market.

Two clinical endpoint studies with 'Crixivan', announced in February and March, demonstrated that 'Crixivan' reduced the incidence of AIDS-related infections, cancers and deaths by as much as 60 percent. Merck researchers, in an update of an earlier study, reported that 'Crixivan', when used with two other anti-HIV drugs, sustained viral suppression for up to 18 months in 90 percent of patients. The virus in the bloodstream of those patients had been lowered below the limit of detection in the assay used.

Physicians continue to adopt 'Cozaar' and 'Hyzaar' (a combination of 'Cozaar' and the diuretic hydrochlorothiazide) faster than any new antihypertensive product launched in this decade. The products are now marketed in 71 countries. 'Cozaar' and 'Hyzaar', the first in a new class of anti-hypertensive drugs called angiotensin-II (A-II) receptor antagonists, are highly efficacious and are exceptionally well tolerated. 'Cozaar' and 'Hyzaar' were developed in collaboration with the DuPont Merck Pharmaceutical Company.

In April, the FDA cleared 'Fosamax' to prevent osteoporosis in postmenopausal women and to prevent fractures in postmenopausal women with osteoporosis. 'Fosamax' was first cleared for marketing in September 1995 for the treatment of osteoporosis in postmenopausal women. The expanded use of 'Fosamax' for prevention increases the number of postmenopausal women in the United States who can benefit from the use of the product from 20 million to 39 million.

Of the 20 million American women with osteoporosis, 80 percent are undiagnosed. Efforts to increase the rate of diagnosis of the disease are accelerating. In 1995, there were only 1,000 diagnostic sites in the United States with machines for measuring bone density. This year, the number of sites is expected to increase to more than 4,000, expanding access to millions of undiagnosed women.

Merck continues to educate women about postmenopausal osteoporosis and treatment with 'Fosamax' through major consumer campaigns. In May, the Company launched a new U.S. direct-to-consumer campaign in magazines and on television aimed at women with the bone-thinning disease.

Sales of 'Trusopt', the first carbonic anhydrase inhibitor made in a topical (eyedrop) formulation, continue to grow since it was first introduced in the United States in May 1995. 'Trusopt' is now the most widely prescribed anti-glaucoma medicine in the United States and in several countries in Europe. The product is indicated for the treatment of elevated intraocular pressure in patients with ocular hypertension or open-angle glaucoma.

'Varivax', the first and only chickenpox vaccine available in the United States, continues to grow in acceptance. Since FDA clearance in March 1995, more than 6 million doses of the vaccine have been distributed.

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

On May 28, 1997, the Board of Directors declared a quarterly dividend of 42 cents per share of common stock for the third quarter of 1997. On July 22, 1997, the Board of Directors declared a quarterly dividend of 45 cents per share of common stock for the fourth quarter of 1997. The Company's total dividends paid during 1997 will be $1.69 per share, a 19% increase over the amount paid in 1996.

On July 2, the Company completed the sale of its crop protection business to Novartis for $910 million in cash. The crop protection business was not significant to the Company's financial position or results of operations.

On August 1, 1997, Merck and Rhone-Poulenc combined their respective animal health and poultry genetics businesses to form an equally owned joint venture called Merial. This transaction will not have a significant effect on the Company's financial position, liquidity or results of operations.

Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security-Holders

The following matters were voted upon at the Annual Meeting of Stockholders held on April 23, 1997, and received the votes set forth below:

1. All of the following persons nominated were elected to serve as directors and received the number of votes set opposite their names:

                                                For              Withheld
                                                ---              --------
       Edward M. Scolnick                       987,158,051       6,365,171
       Lawrence A. Bossidy                      987,117,045       6,406,177
       Johnnetta B. Cole                        986,859,270       6,663,952
       Charles E. Exley, Jr.                    987,081,408       6,441,814
       William N. Kelley                        987,129,871       6,393,351

2. A proposal to ratify the appointment of independent public accountants received 988,678,836 votes FOR and 1,943,583 votes AGAINST, with 2,900,803 abstentions.

3. A stockholder proposal concerning prior government/political service of certain employees and directors received 30,291,700 votes FOR and 731,239,204 votes AGAINST, with 33,756,019 abstentions and 198,236,299 broker non-votes.

4. A stockholder proposal concerning benefits for management and directors received 40,430,465 votes FOR and 734,014,702 votes AGAINST, with 20,829,765 abstentions and 198,248,290 broker non-votes.

5. A stockholder proposal concerning confidential voting received 340,462,839 votes FOR and 442,393,389 votes AGAINST, with 12,407,763 abstentions and 198,259,231 broker non-votes.

6. A stockholder proposal concerning providing shareholders with reports received 40,598,396 votes FOR and 726,123,407 votes AGAINST, with 28,565,014 abstentions and 198,236,405 broker non-votes.

7. A stockholder proposal concerning charitable contributions received 32,654,573 votes FOR and 726,126,655 votes AGAINST, with 36,503,715 abstentions and 198,238,279 broker non-votes.

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

         3(b)       By-Laws of Merck & Co., Inc. (as amended      Incorporated by reference to Form
                     effective February 25, 1997)                  10-Q Quarterly Report for the
                                                                   period ended March 31, 1997

         11         Computation of Earnings Per Common Share      Filed with this document

         12         Computation of Ratios of Earnings to          Filed with this document
                     Fixed Charges

         27         Financial Data Schedule                       Filed with this document

(b)  Reports on Form 8-K

     During the three-month period ending June 30, 1997, one Current Report was filed on Form 8-K under Item 5 - Other Events concerning the Company's announcement of the signing of a definitive agreement for the sale of its crop protection business to Novartis for $910 million. This report was dated May 13, 1997 and filed May 15, 1997.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MERCK & CO., INC.



Date:  August 11, 1997             /s/ Mary M. McDonald
                                   -----------------------------------------
                                   MARY M. MCDONALD
                                   Senior Vice President and General Counsel


Date:  August 11, 1997             /s/ Peter E. Nugent
                                   -----------------------------------------
                                   PETER E. NUGENT
                                   Vice President, Controller

                                  EXHIBIT INDEX



         Exhibits

         Number     Description
         ------     -----------

         3(a)       Restated Certificate of Incorporation of Merck & Co., Inc. (May 6, 1992)
                      - Incorporated by reference to Form 10-K Annual Report for the fiscal year ended
                        December 31, 1992

         3(b)       By-Laws of Merck & Co., Inc. (as amended effective February 25, 1997)
                      - Incorporated by reference to Form 10-Q Quarterly Report for the period ended
                        March 31, 1997

         11         Computation of Earnings Per Common Share

         12         Computation of Ratios of Earnings to Fixed Charges

         27         Financial Data Schedule