Form 10-Q
period 1997-09-30
MERCK & CO INC
filed 1997-11-13
CIK 64978

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997

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
                                                  No. 22-1109110

The number of shares of common stock outstanding as of the close of business on October 31, 1997:

               Class                    Number of Shares Outstanding
               Common Stock                            1,198,258,221

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

Part I - Financial Information

                       MERCK & CO., INC. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED STATEMENT OF INCOME
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                    ($ in millions except per share amounts)

                                                         Three Months                         Nine Months
                                                      Ended September 30                   Ended September 30
                                                 ----------------------------        ----------------------------
                                                    1997              1996              1997              1996
                                                 ----------        ----------        ----------        ----------
Sales                                            $  5,927.7        $  4,983.4        $ 17,404.8        $ 14,422.6
                                                 ----------        ----------        ----------        ----------
Costs, Expenses and Other
  Materials and production                          2,991.0           2,328.4           8,721.6           6,845.3
  Marketing and administrative                      1,048.4             941.8           3,153.2           2,702.3
  Research and development                            424.7             366.8           1,189.8           1,064.0
  Equity income from affiliates                      (262.6)           (146.2)           (536.4)           (440.0)
  Gain on sale of crop protection business           (213.4)               --            (213.4)               --
  Other (income) expense, net                         244.7              55.2             299.4             180.2
                                                 ----------        ----------        ----------        ----------
                                                    4,232.8           3,546.0          12,614.2          10,351.8
                                                 ----------        ----------        ----------        ----------
Income Before Taxes                                 1,694.9           1,437.4           4,790.6           4,070.8
Taxes on Income                                       497.7             435.5           1,418.7           1,233.0
                                                 ----------        ----------        ----------        ----------
Net Income                                       $  1,197.2        $  1,001.9        $  3,371.9        $  2,837.8
                                                 ==========        ==========        ==========        ==========
Per Share of Common Stock:
  Net Income                                     $      .99        $      .83        $     2.79        $     2.33
  Dividends Declared                             $      .45        $      .40        $     1.29        $     1.08
Average Number of Common
  Shares Outstanding (millions)                     1,205.8           1,205.6           1,207.3           1,215.8

    The accompanying notes are an integral part of this financial statement.

                       MERCK & CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                 ($ in millions)

                                                            September 30    December 31
                                                                    1997           1996
                                                            ------------    -----------
ASSETS
  Current Assets
    Cash and cash equivalents                                  $ 1,281.8       $ 1,352.4
    Short-term investments                                         885.1           829.2
    Accounts receivable                                          2,966.4         2,655.9
    Inventories                                                  2,226.7         2,148.8
    Prepaid expenses and taxes                                     849.8           740.3
                                                               ---------       ---------
      Total current assets                                       8,209.8         7,726.6
                                                               ---------       ---------
  Investments                                                    2,874.8         2,499.4

  Property, Plant and Equipment, at cost,
    net of allowance for depreciation of
    $3,189.3 in 1997 and $2,799.7 in 1996                        6,296.0         5,926.7

  Goodwill and Other Intangibles,
    net of accumulated amortization of
    $752.1 in 1997 and $606.5 in 1996                            6,851.5         6,736.6

  Other Assets                                                   1,665.7         1,403.8
                                                               ---------       ---------
                                                               $25,897.8       $24,293.1
                                                               =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
     Accounts payable and accrued liabilities                  $ 3,062.9       $ 2,937.8
     Loans payable and current portion of long-term debt           586.6           606.1
     Income taxes payable                                        1,143.3           802.6
     Dividends payable                                             542.2           482.7
                                                               ---------       ---------
       Total current liabilities                                 5,335.0         4,829.2
                                                               ---------       ---------
  Long-Term Debt                                                 1,689.8         1,155.9
                                                               ---------       ---------
  Deferred Income Taxes and Noncurrent Liabilities               4,803.4         4,027.3
                                                               ---------       ---------
  Minority Interests                                             1,235.4         2,310.2
                                                               ---------       ---------
  Stockholders' Equity
  Common stock
    Authorized - 2,700,000,000 shares
    Issued - 1,483,836,931 shares - 1997
           - 1,483,619,311 shares - 1996                         5,198.6         4,967.5
  Retained earnings                                             16,627.8        14,817.7
                                                               ---------       ---------
                                                                21,826.4        19,785.2
  Less treasury stock, at cost
    281,498,585 shares - 1997
    277,016,963 shares - 1996                                    8,992.2         7,814.7
                                                               ---------       ---------
      Total stockholders' equity                                12,834.2        11,970.5
                                                               ---------       ---------
                                                               $25,897.8       $24,293.1
                                                               =========       =========

    The accompanying notes are an integral part of this financial statement.

                       MERCK & CO., INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                 ($ in millions)

                                                                                  Nine Months
                                                                               Ended September 30
                                                                           --------------------------
                                                                              1997             1996
                                                                           ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before taxes                                                        $ 4,790.6        $ 4,070.8
Adjustments to reconcile income before taxes to cash provided from operations before taxes:
  Other                                                                        835.2            371.0
  Net changes in assets and liabilities                                       (399.0)          (136.4)
                                                                           ---------        ---------
CASH PROVIDED BY OPERATING ACTIVITIES BEFORE TAXES                           5,266.8          4,305.4
INCOME TAXES PAID                                                             (866.2)          (772.9)
                                                                           ---------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    4,360.6          3,532.5
                                                                           ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                          (989.5)          (839.5)
Purchase of securities, subsidiaries and other investments                 (19,003.7)       (10,355.7)
Proceeds from sale of securities, subsidiaries and other investments        18,036.8         10,112.4
Proceeds from sale of crop protection business                                 910.0               --
Other                                                                          (46.3)           (56.0)
                                                                           ---------        ---------
NET CASH USED BY INVESTING ACTIVITIES                                       (1,092.7)        (1,138.8)
                                                                           ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings                                            239.6            402.2
Proceeds from issuance of debt                                                 646.0            320.2
Payments on debt                                                              (351.5)          (336.5)
Purchase of treasury stock                                                  (1,526.6)        (2,228.8)
Dividends paid to stockholders                                              (1,497.8)        (1,247.3)
Redemption of preferred stock of subsidiary                                 (1,000.0)              --
Other                                                                          203.7            247.7
                                                                           ---------        ---------
NET CASH USED BY FINANCING ACTIVITIES                                       (3,286.6)        (2,842.5)
                                                                           ---------        ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                   (51.9)           (54.4)
                                                                           ---------        ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (70.6)          (503.2)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               1,352.4          1,847.4
                                                                           ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 1,281.8        $ 1,344.2
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

2. In July 1997, the Company sold its crop protection business for $910.0 million to Novartis, resulting in a pretax gain of $213.4 million, after taking into account deferred income related to long-term contractual commitments entered into in connection with the sale of the business. This business was not significant to the Company's financial position or results of operations. This gain was substantially offset by $207.3 million of nonrecurring charges included in Other (income) expense, net. (See Note 9.)

3. In August 1997, Merck and Rhone-Poulenc combined their animal health and poultry genetics businesses to form Merial Ltd. (Merial) a fully-integrated, stand-alone joint venture, equally owned by each party. Merial is the world's largest company dedicated to the discovery, manufacture and marketing of veterinary pharmaceuticals and vaccines. Merck contributed developmental research personnel, sales and marketing activities, animal health products, as well as its poultry genetics business. Rhone-Poulenc contributed research and development, manufacturing, sales and marketing activities, animal health products, as well as its poultry genetics business. This transaction is not expected to have a material impact on comparability of net income.

4.       Inventories consisted of:

                                                           ($ in millions)
                                                      ----------------------------
                                                      September 30     December 31
                                                          1997            1996
                                                      ------------     -----------
Finished goods                                          $1,306.1        $1,237.3
Raw materials and work in process                          860.3           841.1
Supplies                                                    60.3            70.4
                                                        --------        --------
  Total (approximates current cost)                      2,226.7         2,148.8
Reduction to LIFO cost                                        --              --
                                                        --------        --------
                                                        $2,226.7        $2,148.8
                                                        ========        ========

5. In May 1997, Merck issued $500 million of debt under its 1993 shelf registration. The remaining capacity under this shelf registration at September 30, 1997 is $170 million. The debt has a scheduled maturity of May 3, 2037 and pays interest semi-annually at a rate of 5.76%.

6. The Company, along with numerous other defendants, is a party in several antitrust actions brought by retail pharmacies and consumers, alleging conspiracies in restraint of trade and challenging pricing and/or purchasing practices, one of which has been certified as a Federal class action and a number of which have been certified as state class actions. In January 1996, the Company and several other defendants entered into an agreement, subject to court approval, to settle the Federal class action alleging conspiracy, which represents the single largest group of retail pharmacy claims, pursuant to which the Company is obligated to pay $51.8 million, payable in four equal annual installments. In April 1996, the court declined to approve the settlement. Subsequently, the Company and several other defendants entered into an amended settlement agreement, which provides for the same monetary payment and addresses the court's concerns as expressed in its April 1996 opinion. In June 1996, the Court granted approval of the amended settlement agreement, to which objecting retail class members filed appeals in July 1996. The Company has not engaged in any conspiracy and no admission of wrongdoing has been made or is included in the amended agreement, which was entered into in order to avoid the cost of litigation and the risk of an inaccurate adverse verdict by a jury presented with a case of this size and complexity. While it is not feasible to predict or determine the final outcome of these proceedings, management does not believe that they should result in a materially adverse effect on the Company's financial position, results of operations or liquidity.

7. In September 1997, the $1.0 billion Preferred Equity Certificates issued in December 1995 by the Company's wholly-owned subsidiary, Merck Sharp & Dohme Overseas Finance S.A., were redeemed at par. The PECs were included in Minority interests in the consolidated financial statements prior to their redemption.

8.       Sales consisted of:

                                                       ($ in millions)
                                    ---------------------------------------------------------
                                          Three Months                    Nine Months
                                       Ended September 30              Ended September 30
                                    -------------------------       -------------------------
                                      1997            1996             1997            1996
                                    ---------       ---------       ---------       ---------
Elevated cholesterol                $ 1,163.6       $ 1,039.6       $ 3,397.1       $ 2,856.8
Hypertension/heart failure              956.1           828.9         2,870.9         2,587.8
Anti-ulcerants                          332.5           293.7           963.3           829.5
Antibiotics                             188.6           199.0           578.9           612.3
Ophthalmologicals                       188.3           176.5           548.6           498.0
Vaccines/biologicals                    236.2           188.3           570.3           438.0
Benign prostatic hyperplasia             97.0           109.1           296.2           339.3
Osteoporosis                            139.4            78.6           368.6           188.9
Animal health/crop protection            63.5           289.9           546.2           762.6
Other Merck product                     170.4            37.5           318.3            65.9
Other human health                    2,392.1         1,742.3         6,946.4         5,243.5
                                    ---------       ---------       ---------       ---------
                                    $ 5,927.7       $ 4,983.4       $17,404.8       $14,422.6
                                    =========       =========       =========       =========

         Sales by therapeutic class include Merck-Medco Managed Care (Merck-Medco) sales of Merck products. Other human health primarily includes Merck-Medco sales of non-Merck products and Merck-Medco human health services, principally managed prescription drug programs.

9.       Other (income) expense, net, consisted of:

                                                                     ($ in millions)
                                                     ------------------------------------------------
                                                         Three Months                Nine Months
                                                      Ended September 30          Ended September 30
                                                     --------------------        --------------------
                                                      1997          1996          1997          1996
                                                     ------        ------        ------        ------
Interest income                                      $(57.5)       $(47.5)      $(162.8)      $(156.9)
Interest expense                                       33.9          36.2          89.8         103.5
Exchange gains                                          3.4          (7.1)         (9.7)        (20.2)
Minority interests                                     40.6          35.0         113.2         106.9
Amortization of goodwill and other intangibles         48.5          50.0         144.6         144.2
Other, net                                            175.8         (11.4)        124.3           2.7
                                                     ------        ------        ------        ------
                                                     $244.7        $ 55.2        $299.4        $180.2
                                                     ======        ======        ======        ======

         Minority interests include third parties' share of exchange gains and losses arising from translation of the financial statements into U.S. dollars.

         Interest paid for the nine-month periods ended September 30, 1997 and 1996 was $84.5 million and $98.6 million, respectively.

         Other, net includes $207.3 million of nonrecurring charges for the three and nine-month periods ended September 30, 1997 consisting of $127.3 million for loss on sale of assets, $50.0 million for an endowment of The Merck Company Foundation and a $30.0 million provision for environmental costs.

10. Income taxes paid for the nine-month periods ended September 30, 1997 and 1996 were $866.2 million and $772.9 million, respectively.

11. Legal proceedings to which the Company is a party are discussed in Part I Item 3, Legal Proceedings, in the Annual Report on Form 10-K. There were no material developments in the three-month period ended September 30, 1997.

             MANAGEMENT'S ANALYSIS OF INTERIM FINANCIAL INFORMATION

Earnings per share for the third quarter of 1997 were $0.99, an increase of 19% over the third quarter of 1996. Third quarter net income increased 19% to $1,197.2 million. Sales for the quarter were $5.9 billion, up 19% from the same period last year.

For the first nine months of 1997, earnings per share were $2.79, an increase of 20% over the first nine months of 1996. Net income was $3,371.9 million for the first nine months of 1997, an increase of 19% over the first nine months of 1996. Sales rose 21% to $17.4 billion.

Sales growth for the quarter and first nine months was affected by the divestiture of the crop protection business in July 1997 and the formation of the Merial joint venture in August 1997. Adjusting for these effects, sales for the third quarter and the first nine months increased 23% and 22%, respectively.

Sales growth for the quarter and the first nine months of 1997 continued to be led by established major products, newer product introductions and the Merck-Medco Managed Care business. Both domestic and international operations reported strong unit volume gains.

Foreign exchange reduced the third quarter sales growth by two percentage points compared to a one percentage point reduction in the second quarter of 1997. Excluding exchange and adjusting for the divestiture of the crop protection business and the formation of the Merial joint venture, sales of Merck human and animal health products increased 17% and 18% for the third quarter and the first nine months, respectively. Sales outside the United States accounted for 28% of the first nine months of 1997 sales, compared with 30% for the same period last year.

Income growth for the first nine months was driven by strong unit volume gains. The unfavorable effects of inflation, net of price, and exchange were partially offset by cost controls and productivity improvements in manufacturing and selling, general and administrative expenses.

The growth in pretax income for the third quarter and the first nine months was reduced by the Company's share of the increase in taxes related to the Astra Merck joint venture, the European vaccine joint venture with Pasteur Merieux Connaught and the newly formed Merial joint venture. The reduction in pretax growth, however, was offset by a corresponding reduction in the Company's tax rate in 1997, resulting in no effect on net income growth.

Results for the first nine months were paced by sales volume gains of established major products, including 'Zocor', 'Vasotec', 'Vaseretic', 'Prinivil', 'Pepcid' and 'Recombivax HB', and by the newer product introductions, 'Crixivan', 'Cozaar'*, 'Hyzaar'*, 'Fosamax', 'Trusopt' and 'Varivax'. Significant prescription volume growth in the Merck-Medco Managed Care business also contributed to the sales increase for the first nine months.

'Zocor' continues its strong sales growth and maintains the leading share of new and total prescriptions worldwide among cholesterol-lowering medicines. It has become the world's largest-selling cholesterol-lowering medicine due to high physician awareness of the results of the landmark Scandinavian Simvastatin Survival Study (4S), which showed that 'Zocor' saves lives and prevents heart attacks in people with high cholesterol and coronary heart disease. 'Zocor' is now available on more than 90 percent of managed care formularies in the United States, reflecting its standing as the only therapy in the "statin" class with both the power to significantly reduce LDL cholesterol (so-called bad cholesterol) and proof that it helps save lives in people with high cholesterol and coronary heart disease.

'Mevacor' and 'Zocor' together hold more than a 40 percent market share worldwide. The cholesterol-lowering market continues to grow at a rate of more than 20 percent a year in major markets - driven primarily by growth of more than 30 percent annually in the "statin" category. Yet, even in the key U.S. market, only about one-third of patients with coronary heart disease and high cholesterol currently take cholesterol-lowering medicines.

Merck's ACE inhibitors, 'Vasotec' and 'Prinivil', continue to be among the most widely prescribed branded angiotensin converting enzyme (ACE) inhibitors. Together they hold about 40 percent of the U.S. market for ACE inhibitors and are widely available on managed care formularies covering approximately 90 percent of people with prescription drug coverage. New and total prescription growth for 'Prinivil', which treats high blood pressure, heart failure and acute myocardial infarction, continues to outpace that of the competing lisinopril product. 'Vasotec' is the only ACE inhibitor indicated for the treatment of the following three conditions: high blood pressure, asymptomatic left ventricular dysfunction and heart failure.



*'Cozaar' and 'Hyzaar' are registered trademarks of E.I. du Pont de Nemours and Company, Wilmington, DE, USA.

U.S. prescription sales remain strong for 'Pepcid', an H(2)-receptor antagonist for the treatment of gastroesophageal reflux disease (GERD) and gastric and duodenal ulcers.

'Pepcid AC' Acid Controller, sold by Johnson & Johnson - Merck Consumer Pharmaceuticals Co., continues to lead the growing and highly competitive U.S. over-the-counter acid indigestion market. It is the number one pharmacist-recommended remedy for heartburn, according to a survey commissioned by the American Pharmaceutical Association.

Merck vaccines continue to show strong performance, led by 'Recombivax HB' for hepatitis B infection, the first genetically engineered vaccine, and 'Varivax', the first and only chickenpox vaccine available in the United States. Contributing to growth of 'Recombivax HB' are increased public awareness of hepatitis B, legislation in some states requiring hepatitis B immunization for school entry, and the December 1996 publication by the Centers for Disease Control and Prevention recommending hepatitis B immunization for adolescents.

'Crixivan', Merck's protease inhibitor for the treatment of HIV infection in adults, remains the world's most widely prescribed protease inhibitor. It has been cleared for marketing in more than 60 countries. 'Crixivan' now holds about one-half of the U.S. market.

Research presented in September showed that most patients taking 'Crixivan' in triple therapy continued to have HIV suppressed to below detection for almost two years. Preliminary results from another study showed that 'Crixivan' in triple therapy taken in a more convenient, twice-a-day regimen produced reductions in viral load comparable to the reductions seen with triple therapy taken three times a day. Other studies evaluating the investigational twice-daily regimen for 'Crixivan' (1200 mg.) are underway.

Physicians continue to adopt 'Cozaar' and 'Hyzaar' (a combination of 'Cozaar' and the diuretic hydrochlorothiazide) faster than any new antihypertensive product launched in this decade. The products are now marketed in 71 countries. 'Cozaar' and 'Hyzaar', the first in a new class of antihypertensive drugs called angiotensin-II (A-II) receptor antagonists, are highly efficacious and are exceptionally well tolerated. 'Cozaar' and 'Hyzaar' were developed in collaboration with the DuPont Merck Pharmaceutical Company.

New research continues to show the importance of 'Fosamax' in treating and preventing postmenopausal osteoporosis and fractures due to the bone-thinning disease. New information from the second arm of the Fracture Intervention Trial
(FIT) shows that 'Fosamax' 10 mg. cut by almost one-half the risk of a first spinal fracture in women with thin bones. Women who suffer a first spinal fracture are at double the risk for hip fracture and at quadruple the risk for spinal fractures during their lifetimes. Results of the study are applicable to 15 to 20 million postmenopausal women in the United States alone.

Analyses released in September from the first arm of FIT show that postmenopausal women with previous spinal fractures who are treated with 'Fosamax' 10 mg. were 20 percent less likely to be hospitalized and that the medicine reduced by one-half the number of days spent in bed due to pain.

Data from the 34-country 'Fosamax' International Trial (FOSIT) released in September show that the medicine reduced non-spinal fractures by one-half in a year among women in a general community population. This is a significant development because it means that women and physicians see the positive effects of treatment in a relatively short time.

Sales of 'Trusopt', the first carbonic anhydrase inhibitor made in a topical (eyedrop) formulation, continue to grow since it was first introduced. 'Trusopt' continues to be one of the most widely prescribed anti-glaucoma medicines in the United States and in several countries in Europe. The product is indicated for the treatment of elevated intraocular pressure in patients with ocular hypertension or open-angle glaucoma.

'Singulair', Merck's new once-a-day tablet for controlling chronic asthma in adults and children age 6 and older, received marketing approval in Mexico and Finland. An application for U.S. marketing clearance is under review by the U.S. Food and Drug Administration. Other regulatory approvals are pending worldwide. Studies show that 'Singulair' significantly improved symptoms and respiratory function, reduced the need for other asthma medicines and lessened the frequency of asthma attacks. Asthma affects an estimated 5 percent of the adult population and 10 percent of children in industrialized nations.

In February, the Financial Accounting Standards Board issued Statement No.128, Earnings per Share, which requires adoption in 1997. This Statement generally requires the presentation of basic and diluted earnings per share on the face of the statement of income. The amount of basic earnings per share will not differ from earnings per share currently reported on the face of the statement of income and diluted earnings per share will not be materially different.

In October 1997, the Company filed a shelf registration with the Securities and Exchange Commission under which the Company could issue up to $1.5 billion of debt securities. Proceeds from the sale of these securities are to be used for general corporate purposes. The remaining capacity under the current and previous shelf registrations is $1.7 billion.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

This report and other written reports and oral statements made from time to time by Merck may contain so-called "forward-looking statements," all of which are subject to risks and uncertainties. One can identify these forward-looking statements by their use of words such as "expects," "plans," "will," "estimates," "forecasts," "projects" and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address Merck's growth strategy, financial results, product approvals and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company's forward-looking statements. These include inaccurate assumptions and a broad variety of risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially.

The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors described in the Company's filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K (if any). In Exhibit 99 to this Form 10-Q filing, the Company discusses various important factors that could cause actual results to differ from expected or historic results. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.

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

             11               Computation of Earnings Per Common Share                  Filed with this document

             12               Computation of Ratios of Earnings to                      Filed with this document
                               Fixed Charges

             27               Financial Data Schedule                                   Filed with this document

             99               Cautionary Statement under Private Securities             Filed with this document
                              Litigation Reform Act of 1995 - "Safe Harbor"
                              for Forward-Looking Statements

(b)      Reports on Form 8-K

         During the three-month period ending September 30, 1997, no current reports on Form 8-K were filed.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MERCK & CO., INC.



Date:  November 11, 1997               /s/ Mary M. McDonald
                                       --------------------
                                       MARY M. MCDONALD
                                       Senior Vice President and General Counsel


Date:  November 11, 1997               /s/ Peter E. Nugent
                                       -------------------
                                       PETER E. NUGENT
                                       Vice President, Controller

                                  EXHIBIT INDEX

Exhibits

Number   Description

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

12       Computation of Ratios of Earnings to Fixed Charges

27       Financial Data Schedule

99 Cautionary Statement under Private Securities Litigation Reform Act of 1995 - "Safe Harbor" for Forward-Looking Statements