Form 10-K
period 1997-12-31
MERCK & CO INC
filed 1998-03-25
CIK 64978

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 25, 1998

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM       TO
                                ------   ------

                          COMMISSION FILE NO. 1-3305

                               ----------------

                               MERCK & CO., INC.

                                ONE MERCK DRIVE
                     WHITEHOUSE STATION, N. J. 08889-0100
                                (908) 423-1000

INCORPORATED IN NEW JERSEY                 I.R.S. EMPLOYER
                                    IDENTIFICATION NO. 22-1109110

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

 TITLE OF EACH               NAME OF EACH EXCHANGE
     CLASS                    ON WHICH REGISTERED
 -------------               ---------------------
  COMMON STOCK     NEW YORK AND PHILADELPHIA STOCK EXCHANGES
 (NO PAR VALUE)

  Number of shares of Common Stock (no par value) outstanding as of February 27, 1998: 1,195,985,267.

  Aggregate market value of Common Stock (no par value) held by non-affiliates on December 31, 1997 based on closing price on February 27, 1998:
$152,194,000,000.

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

                     DOCUMENTS INCORPORATED BY REFERENCE:

                  DOCUMENT                                  PART OF FORM 10-K
                  --------                                  -----------------
Annual Report to stockholders for the fiscal                  Parts I and II
                    year
          ended December 31, 1997
 Proxy Statement for the Annual Meeting of                       Part III
   Stockholders to be held April 28, 1998

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

  Merck & Co., Inc. (the "Company") is a global research-driven pharmaceutical company that discovers, develops, manufactures and markets a broad range of human and animal health products, directly and through its joint ventures, and provides pharmaceutical benefit services through Merck-Medco Managed Care, L.L.C. (formerly Medco Containment Services, Inc.) ("Merck-Medco"). The Company's industry segment is the Human and Animal Health Products and Services segment.

  The following table shows the sales of various categories of the Company's products and services:

                  ($ in millions)                   1997      1996      1995
                                                  --------- --------- ---------

     Elevated cholesterol........................ $ 4,672.3 $ 4,055.9 $ 3,211.1
     Hypertension/heart failure..................   3,918.2   3,512.4   3,021.3
     Anti-ulcerants..............................   1,329.6   1,143.6   1,019.8
     Antibiotics.................................     774.9     822.3     848.3
     Ophthalmologicals...........................     740.0     693.1     570.6
     Vaccines/biologicals........................     733.6     586.8     529.9
     Human immunodeficiency virus ("HIV")........     581.7     187.8       --
     Osteoporosis................................     532.1     281.8      45.2
     Animal health/crop protection...............     550.0   1,044.1   1,041.9
     Other Merck products........................     364.2     342.9     675.8
     Merck-Medco.................................   9,440.3   7,158.0   5,717.2
                                                  --------- --------- ---------
       Total..................................... $23,636.9 $19,828.7 $16,681.1
                                                  ========= ========= =========

  Human health products include therapeutic and preventive agents, generally sold by prescription, for the treatment of human disorders. Among these are elevated cholesterol products, which include Zocor (simvastatin) and Mevacor (lovastatin); hypertension/heart failure products which include Vasotec (enalapril maleate), the largest-selling product among this group, Cozaar (losartan potassium), Hyzaar (losartan potassium and hydrochlorothiazide), Prinivil (lisinopril) and Vaseretic (enalapril maleate and hydrochlorothiazide); anti-ulcerants, of which Pepcid (famotidine) is the largest-selling; antibiotics, of which Primaxin (imipenem and cilastatin sodium) and Noroxin (norfloxacin) are the largest-selling; ophthalmologicals, of which Timoptic (timolol maleate), Timoptic-XE (timolol maleate ophthalmic gel forming solution) and Trusopt (dorzolamide hydrochloride) are the largest-selling; vaccines/biologicals, of which Recombivax HB (hepatitis B vaccine [recombinant]), M-M-R II (measles, mumps and rubella virus vaccine live) and Varivax (varicella virus vaccine live [Oka/Merck]), a live virus vaccine for the prevention of chickenpox, are the largest-selling; human immunodeficiency virus, which is comprised of Crixivan (indinavir sulfate), a protease inhibitor for the treatment of human immunodeficiency viral infection in adults, which was launched in the United States in 1996; and osteoporosis, which is comprised of Fosamax (alendronate sodium), for treatment and prevention in postmenopausal women.

  Animal health products include medicinals used to control and alleviate disease in livestock, small animals and poultry. Crop protection includes products for the control of crop pests and fungal disease. In July 1997, the Company sold its crop protection business to Novartis. In August 1997, the Company and Rhone-Poulenc combined their animal health and poultry genetics businesses to form Merial Limited ("Merial"). Amounts for 1997 reflect sales for these businesses prior to the completion of these transactions.

  Other Merck products include sales of other human pharmaceuticals, continuing sales to divested businesses and, beginning in 1997, supply sales to the Merial joint venture. Also included in this category are rebates and discounts on Company pharmaceutical products.

  Merck-Medco primarily includes Merck-Medco sales of non-Merck products and Merck-Medco pharmaceutical benefit services, principally managed prescription drug programs and programs to help manage patient health.

  In 1997, the U.S. Food and Drug Administration ("FDA") cleared Fosamax for two new indications in postmenopausal women: prevention of fractures in those with osteoporosis and prevention of osteoporosis in those at risk for the disease. In October 1997, the FDA approved an expanded indication for Zocor to include the lowering of triglycerides in patients with elevated cholesterol levels. In November 1997, Cozaar received regulatory approval for a new heart failure indication in Denmark and Finland, and approval of this indication is pending in other foreign countries. On December 19, 1997, the FDA cleared Propecia (finasteride) for marketing in the United States for treatment of male pattern hair loss, for use in men only. In January 1998, Mexico became the first country to grant marketing clearance to Maxalt (rizatriptan benzoate), a new oral anti-migraine treatment. On February 25, 1998, the Netherlands became the first European country to approve Maxalt, and other regulatory approvals are pending worldwide, including in the United States where the Company filed a New Drug Application ("NDA") with the FDA on June 30, 1997. On February 20, 1998, the FDA cleared Singulair (montelukast sodium), a once-a-day oral leukotriene D4 receptor antagonist, for marketing in the United States for the prevention and chronic treatment of asthma in adults and children aged six and above. On March 5, 1998, the FDA granted traditional approval for Crixivan in combination with antiretroviral agents for the treatment of HIV infection (in 1996, the FDA granted an accelerated approval for Crixivan for treatment of HIV Infection).

  In 1997, the Company acquired Istituto Gentili S.p.A., a privately-held Italian pharmaceutical company which owned the intellectual property rights for alendronate, which is marketed in the United States by the Company as Fosamax.

  Divestitures--In 1995, the Company completed the sale of its specialty chemicals businesses, with the sales of Calgon Vestal Laboratories to Bristol-Myers Squibb for $261.5 million and Kelco to Monsanto Company for $1.075 billion.

  In October 1995, the Company sold Medco Behavioral Care Corporation ("MBC"), a managed mental health care service business which was acquired as part of Merck-Medco, to MBC management and Kohlberg Kravis Roberts & Co. for $340.0 million.

  In July 1997, the Company sold its crop protection business to Novartis for $910.0 million.

  The decision to divest these businesses, which were not significant to the Company's financial position, liquidity or results of operations, reflects the Company's intention to focus its resources more fully on its core human health and pharmaceutical benefit services businesses.

  Strategic Alliances--In 1982, the Company entered into an agreement with Astra AB ("Astra") to develop and market Astra products in the United States. In 1993, the Company's total sales of Astra products reached a level that triggered the first step in the establishment of a joint venture business carried on by Astra Merck Inc., in which the Company and Astra each own a 50% share. The joint venture, formed in November 1994, develops and markets most of Astra's new prescription medicines in the United States. Joint venture sales consist primarily of Prilosec (omeprazole), the first of a class of medications known as proton pump inhibitors which slows the production of acid from the cells of the stomach lining. In December 1996, the FDA cleared Prilosec for use as initial therapy in the treatment of heartburn and other symptoms associated with gastroesophageal reflux disease.

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

  In 1991, the Company and E.I. du Pont de Nemours and Company ("DuPont") entered into a joint venture to form a worldwide pharmaceutical company for the research, marketing, manufacturing and sale of pharmaceutical and imaging agent products. DuPont contributed its entire worldwide pharmaceutical and radiopharmaceutical imaging agents businesses and is providing administrative services. The Company contributed cash and European marketing rights to several of its prescription medicines and is providing research and development and international industry expertise. In January 1995, the joint venture began co-promotion of the Company's prescription medicines, Prinivil and Prinzide (lisinopril and hydrochlorothiazide), in the United States.

  Effective April 1992, the Company, through the Merck Vaccine Division, and Connaught Laboratories, Inc. ("Connaught"), recently renamed Pasteur Merieux Connaught USA ("PMC USA"), an affiliate of Pasteur Merieux Connaught ("PMC"), which is part of the Rhone-Poulenc group, agreed to collaborate on the development and marketing of combination pediatric vaccines and to promote selected vaccines in the United States. The research and marketing collaboration enables the companies to pool their resources to expedite the development of vaccines combining several different antigens to protect children against a variety of diseases, including Haemophilus influenzae type b, hepatitis B, diphtheria, tetanus, pertussis and poliomyelitis. In addition, the Company and Connaught have agreed that PMC USA will promote selected Company vaccine products.

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

  In 1995, Merck-Medco entered into a joint venture with Wyeth-Ayerst Laboratories, a division of American Home Products Corporation, to develop, market and implement health management programs for certain conditions, including several involving women's health. The joint venture company, Innovative Health Solutions, L.P., introduced its first health management program in 1997.

  In April 1997, the Company and Chugai Pharmaceutical Co., Ltd. completed arrangements relating to the formation of a joint venture, Chugai MSD Co., Ltd. ("Chugai MSD"), which was created for the development and marketing of self-medication pharmaceutical products in Japan. Products currently marketed by Chugai MSD include the Chugai Ichoyaku line of gastrointestinal products, and Efeel, a famotidine product for stomach pain, nausea, heartburn and indigestion, which is marketed in the United States, Canada and various European markets by the Johnson & Johnson Merck Consumer Pharmaceuticals Co. joint venture under the trademark Pepcid AC.

  In August 1997, the Company and Rhone-Poulenc combined their respective animal health and poultry genetics businesses to form Merial, a fully-integrated, stand-alone joint venture, equally owned by the Company and Rhone-Poulenc. Merial is the world's largest company dedicated to the discovery, manufacture and marketing of veterinary pharmaceuticals and vaccines. The Company contributed developmental research personnel, sales and marketing activities, and animal health products, as well as its poultry genetics business. Rhone-Poulenc contributed research and development, manufacturing, sales and marketing activities, and animal health products, as well as its poultry genetics business.

  Competition--The markets in which the Company's business is conducted are highly competitive and, in many cases, highly regulated. Such competition involves an intensive search for technological innovations and the ability to market these innovations effectively. With its long-standing emphasis on research and development, the Company is well prepared to compete in the search for technological innovations. Additional resources to meet competition include quality control, flexibility to meet exact customer specifications, an efficient distribution system and a strong technical information service. The Company is active in acquiring and marketing products through joint ventures and licenses and has been expanding its sales and marketing efforts to further address changing industry conditions. However, the introduction of new products and processes by competitors may result in price reductions and product replacements, even for products protected by patents. For example, the number of compounds available to treat diseases typically increases over time and has resulted in slowing the growth in sales of certain of the Company's products.

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

  It is generally the Company's position to limit individual product price increases of its human health products in the United States to the projected Consumer Price Index ("CPI") plus one percent on an annual basis and to limit the net weighted average price changes for all human health products in the United States to the projected general rate of inflation as measured by the CPI, given stable markets and government policies that foster innovation.

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

  Distribution--The Company sells its human health products to drug wholesalers and retailers, hospitals, clinics, government agencies and managed healthcare providers such as health maintenance organizations and other institutions. The Company's professional representatives communicate the effectiveness, safety and value of the Company's products to healthcare professionals in private practice, group practices and managed-care organizations.

  Raw Materials--Raw materials and supplies are normally available in quantities adequate to meet the needs of the Company's business.

  Government Regulation and Investigation--The pharmaceutical industry is subject to global regulation by regional, country, state and local agencies. Of particular importance is the FDA in the United States, which administers requirements covering the testing, approval, safety, effectiveness, manufacturing, labeling and marketing of prescription pharmaceuticals. In many cases, the FDA requirements have increased the amount of time and money necessary to develop new products and bring them to market in the United States. In 1997, the Food and Drug Administration Modernization Act was passed and was the culmination of a comprehensive legislative reform effort designed to streamline regulatory procedures within the FDA and to improve the regulation of drugs, medical devices, and food. The legislation was principally designed to ensure the timely availability of safe and effective drugs and biologics by expediting the premarket review process for new products. A key provision of the legislation is the re-authorization of the Prescription Drug User Fee Act of 1992, which permits the continued collection of user fees from prescription drug manufacturers to augment FDA resources earmarked for the review of human drug applications. This helps provide the resources necessary to ensure the prompt approval of safe and effective new drugs.

  In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. Although a reform bill has not been enacted at the federal level, some states have passed reform legislation and further federal and state developments are expected. Although the Company is positioned to respond to evolving market forces, it cannot predict the outcome or effect of legislation resulting from these reform efforts.

  For many years, the pharmaceutical industry has been under federal and state oversight with the new drug approval system, drug safety, advertising and promotion, drug purchasing and reimbursement programs and formularies variously under review. The Company believes that it will continue to be able to bring new drugs to market in this regulatory environment. One type of federal initiative to contain federal healthcare spending is the prospective or "capitated" payment system, first implemented to reduce the rate of growth in Medicare reimbursement to hospitals. Such a system establishes in advance a flat rate for reimbursement for health care for those patients for whom the payor is fiscally responsible. This type of payment system and other cost containment systems are now widely used by public and private payors and have caused hospitals, health maintenance organizations and other customers of the Company to be more cost-conscious in their treatment decisions, including decisions regarding the medicines to be made available to their patients.

  Also, federal and state governments have pursued methods to directly reduce the cost of drugs for which they pay. For example, federal legislation enacted in 1990 requires the Company to pay a specified rebate for medicines reimbursed by Medicaid. Federal legislation enacted in 1992 mandates the payment of rebates similar to the Medicaid rebate for outpatient medicines purchased by certain Public Health Service entities and "disproportionate share" hospitals (hospitals meeting certain criteria). That same law mandates minimum discounts of 24% off of a defined "non-federal average manufacturer price" for the Veterans' Administration, Federal Supply Schedule and certain other federal sector purchasers of medicines.

  The Omnibus Budget Reconciliation Act of 1993 established a new Federal Vaccines for Children entitlement program, under which the U.S. Centers for Disease Control and Prevention ("CDC") funds and purchases recommended pediatric vaccines at a capped public sector price for the immunization of Medicaid-eligible, uninsured, native American and certain underinsured children. The Company was awarded eight CDC contracts in 1997 for the supply of its pediatric vaccines for this program.

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

  Patents, Trademarks and Licenses--Patent protection is considered, in the aggregate, to be of material importance in the Company's marketing of human health products in the United States and in most major foreign markets. Patents may cover products per se, pharmaceutical formulations, processes for or intermediates useful in the manufacture of products or the uses of products. Protection for individual products extends for varying periods in accordance with the date of grant and the legal life of patents in the various countries. The protection afforded, which may also vary from country to country, depends upon the type of patent and its scope of coverage.

  Patent portfolios developed for products introduced by the Company normally provide marketing exclusivity. This is the case with the following major products in the United States: Chibroxin (norfloxacin), Cozaar, Crixivan, Fosamax, Hyzaar, Mefoxin (cefoxitin sodium), Mevacor, Noroxin, PedvaxHIB (Haemophilus b conjugate vaccine), Pepcid, Primaxin, Propecia, Proscar (finasteride), Recombivax HB, Sinemet CR (carbidopa and levodopa), Timoptic-XE, Trusopt, Vaseretic, Vasotec and Zocor. Prinivil is subject to a license to a third party and is not marketed exclusively by the Company.

  Several products will face expiration of product patents in the United States and other countries commencing December 1999 through the year 2001, including Mevacor (U.S.--2001), Pepcid (U.S.--2000), Prinivil/Prinzide (U.S.--
2001), Vasotec (U.S.--2000), and Vaseretic (U.S.--2001). In addition, Prilosec, which is sold by the Company's Astra Merck joint venture, will face expiration of a substance patent in 2001.

  Product patent protection in the United States has expired for the following human and animal pharmaceutical products: Aldomet, Aldoril (methyldopa and hydrochlorothiazide), Amprol (amprolium), Blocadren (timolol maleate), Clinoril, Decadron (dexamethasone), Diuril (chlorothiazide), Dolobid (diflunisal), Flexeril (cyclobenzaprine hydrochloride), HydroDiuril (hydrochlorothiazide), Indocin (indomethacin), Ivomec (ivermectin), ivermectin-containing products, Moduretic (amiloride HCl and hydrochlorothiazide), Sinemet (carbidopa and levodopa), TBZ and Thibenzole (thiabendazole), Timoptic and Timolide (timolol maleate and hydrochlorothiazide).

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

  Royalties received during 1997 on patent and know-how licenses and other rights amounted to $101.3 million. The Company also paid royalties amounting to $226.9 million in 1997 under patent and know-how licenses it holds.

RESEARCH AND DEVELOPMENT

  The Company's business is characterized by the introduction of new products or new uses for existing products through a strong research and development program. Approximately 7,540 people are employed in the Company's research activities. Expenditures for the Company's research and development programs were $1,683.7 million in 1997, $1,487.3 million in 1996 and $1,331.4 million in 1995 and will be approximately $1.9 billion in 1998. The Company maintains its ongoing commitment to research over a broad range of therapeutic areas and clinical development in support of new products. Total expenditures for the period 1988 through 1997 exceeded $11.0 billion with a compound annual growth rate of 12%. Research and development costs incurred by the joint ventures in which the Company participates, totaling $556.6 million in 1997, are not included in the Company's consolidated research and development expenses.

  The Company maintains a number of long-term exploratory and fundamental research programs in biology and chemistry as well as research programs directed toward product development. Projects related to human and animal health are being carried on in various fields such as bacterial and viral infections, cardiovascular functions, cancer, diabetes, inflammation, ulcer therapy, kidney function, mental health, the nervous system, ophthalmic research, prostate therapy, the respiratory system, bone diseases, endoparasitic and ectoparasitic diseases, companion animal diseases and production improvement.

  In the development of human and animal health products, industry practice and government regulations in the United States and most foreign countries provide for the determination of effectiveness and safety of new chemical compounds through pre-clinical tests and controlled clinical evaluation. Before a new drug may be marketed in the United States, recorded data on the experience so gained are included in the NDA or the biological Product License Application to the FDA for the approval required. The development of certain other products is also subject to government regulations covering safety and efficacy in the United States and many foreign countries. There can be no assurance that a compound that is the result of any particular program will obtain the regulatory approvals necessary for it to be marketed.

  New product candidates resulting from this research and development program include Aggrastat (tirofiban hydrochloride), an intravenous platelet blocker for the treatment of cardiovascular disorders, for which the Company filed an NDA with the FDA on October 31, 1997; and Cosopt (dorzolamide hydrochloride and timolol maleate), a combination of Timoptic-XE and Trusopt, for the treatment of glaucoma. Other products in development include Vioxx, a new product to treat arthritis pain and inflammation; an injectable antibiotic; an antifungal agent; an oral compound with a novel mechanism of action potentially useful for the treatment of depression and other neuropsychiatric diseases; and certain new vaccines.

  All product or service marks appearing in type form different from that of the surrounding text are trademarks or service marks owned by or licensed to Merck & Co., Inc., its subsidiaries or affiliates; except that Cozaar and Hyzaar are registered trademarks of E.I. du Pont de Nemours and Company, Wilmington, DE.

EMPLOYEES

  At the end of 1997, the Company had 53,800 employees worldwide, with 33,800 employed in the United States, including Puerto Rico. Approximately 30.5% of the Company's worldwide employees are represented by various collective bargaining groups.

ENVIRONMENTAL MATTERS

  The Company believes that it is in compliance in all material respects with applicable environmental laws and regulations. In 1997, the Company incurred capital expenditures of approximately $41.8 million for environmental protection facilities. Capital expenditures for this purpose are forecasted to exceed $470.0 million for the years 1998 through 2002. In addition, the Company's operating and maintenance expenditures for environmental protection facilities were approximately $89.4 million in 1997. Expenditures for this purpose for the years 1998 through 2002 are forecasted to exceed $569.0 million. The Company is also remediating environmental contamination resulting from past industrial activity at certain of its sites. Expenditures for remediation and environmental liabilities were $18.8 million in 1997, and are estimated at $123.0 million for the years 1998 through 2002. These amounts do not consider potential recoveries from insurers or other parties. The Company has taken an active role in identifying and providing for these costs; and, therefore, management does not believe that these expenditures should result in a materially adverse effect on the Company's financial position, results of operations, liquidity or capital resources.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
(CAUTIONARY STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995)

  This report and other written reports and oral statements made from time to time by the Company may contain so-called "forward-looking statements," all of which are subject to risks and uncertainties. One can identify these forward-looking statements by their use of words such as "expects," "plans," "will,"

"estimates," "forecasts," "projects" and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company's growth strategy, financial results, product approvals and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company's forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially. Although it is not possible to predict or identify all such factors, they may include the following:

  . Generic competition as several products face expiration of product patents in the United States and other countries commencing December 1999 through the year 2001, including Mevacor (U.S. -2001), Pepcid (U.S. - 2000), Prinivil/Prinzide (U.S. - 2001), Vasotec (U.S.- 2000) and Vaseretic (U.S. -
    2001). In addition, Prilosec, which is sold by the Company's Astra Merck joint venture will face expiration of a substance patent in 2001.

  . Increased "brand" competition in therapeutic areas important to the Company's long-term business performance.

  . The difficulties and uncertainties inherent in new product development.
    The outcome of the lengthy and complex process of new product development is inherently uncertain. A candidate can fail at any stage of the process and one or more late-stage product candidates could fail to receive regulatory approval. New product candidates may appear promising in development but fail to reach the market because of efficacy or safety concerns, the inability to obtain necessary regulatory approvals, the difficulty or excessive cost to manufacture and/or the infringement of patents or intellectual property rights of others. Furthermore, the sales of new products may prove to be disappointing and fail to reach anticipated levels.

  . Pricing pressures, both in the United States and abroad, including rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement and pricing in general.

  . Changes in government laws and regulations and the enforcement thereof affecting the Company's pharmaceutical, vaccine and/or pharmaceutical benefits management businesses.

  . Efficacy or safety concerns with respect to marketed products, whether or not scientifically justified, leading to product recalls, withdrawals or declining sales.

  . Legal factors, including product liability claims, antitrust litigation, environmental concerns and patent disputes with competitors, any of which could preclude commercialization of products or negatively affect the profitability of existing products.

  . Lost market opportunity resulting from delays and uncertainties in the approval process of the FDA and foreign regulatory authorities.

  . Changes in tax laws including changes related to the taxation of foreign earnings, as well as the impact of legislation capping and ultimately repealing Section 936 of the Internal Revenue Code (relating to earnings from the Company's Puerto Rican operations).

  . Changes in accounting standards promulgated by the American Institute of Certified Public Accountants, the Financial Accounting Standards Board or the Securities and Exchange Commission that are adverse to the Company.

  . Economic factors over which the Company has no control, including changes in inflation, interest rates and foreign currency exchange rates.

  This list should not be considered an exhaustive statement of all potential risks and uncertainties.

GEOGRAPHIC AREA INFORMATION

  The Company's operations outside the United States are conducted primarily through subsidiaries. Sales by subsidiaries outside the United States were 27% of sales in 1997, and 30% and 32% of sales in 1996 and 1995, respectively.

  The Company's worldwide business is subject to risks of currency fluctuations, governmental actions and other governmental proceedings abroad. The Company does not regard these risks as a deterrent to further expansion of its operations abroad. However, the Company closely reviews its methods of operations and adopts strategies responsive to changing economic and political conditions.

  The ongoing integration of the European market continues to offer opportunities to businesses operating within the EU, particularly companies such as the Company that maintain a strong research and manufacturing presence within and marketing and sales organizations throughout Europe. The Company is continually seeking to take advantage of these opportunities to improve the efficiency and productivity of its EU operations.

  In recent years, the Company has been expanding its operations in countries located in Latin America, Eastern Europe and the Asia Pacific region where changes in government policies and economic conditions are making it possible for the Company to earn fair returns. Businesses in these developing areas, while less stable, offer important opportunities for growth over time.

  Financial information about geographic areas of the Company's business is incorporated by reference to page 49 of the Company's 1997 Annual Report to stockholders.

OTHER MATTERS

  The Company has developed and begun implementing a plan to ensure that its systems are compliant with the requirements to process transactions in the year 2000. Management does not expect the cost of implementing this plan to be material to the Company's financial position, results of operations, liquidity or capital resources.

ITEM 2. PROPERTIES.

  The Company's corporate headquarters is located in Whitehouse Station, New Jersey. The Company's human health business is conducted through divisional or subsidiary headquarters located in Montvale, New Jersey; Rahway, New Jersey; and West Point, Pennsylvania. Principal research facilities for human and animal health products are located in Rahway and West Point. The Company also has production facilities for human and animal health products at nine locations in the United States and Puerto Rico. Branch warehouses are conveniently located to provide services throughout the country. Merck-Medco operates its primary businesses through owned or leased facilities in various locations throughout the United States. Outside the United States, through subsidiaries, the Company owns or has an interest in manufacturing plants or other properties in Australia, Canada, countries in Western Europe, Central and South America, Africa and Asia.

  Capital expenditures for 1997 were $1,448.8 million compared with $1,196.7 million for 1996. In the United States, these amounted to $1,062.8 million for 1997 and $937.8 million for 1996. Abroad, such expenditures amounted to $386.0 million for 1997 and $258.9 million for 1996.

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

ITEM 3. LEGAL PROCEEDINGS.

  The Company, including Merck-Medco, is party to a number of antitrust suits, certain of which have been certified as class actions, instituted by most of the nation's retail pharmacies and consumers in several states, alleging conspiracies in restraint of trade and challenging the pricing and/or purchasing practices of the Company and Merck-Medco, respectively. A significant number of other pharmaceutical companies and wholesalers have also been sued in the same or similar litigation. These actions, except for several actions pending in state courts, have been consolidated for pre-trial purposes in the United States District Court for the Northern District of Illinois. The Company and several other defendants have entered into an agreement to settle the federal class action alleging conspiracy, which represents the single largest group of retail pharmacy claims, pursuant to which the Company is obligated to pay $51.8 million, in four equal annual installments. The court approved an amended version of the settlement agreement which incorporated revisions, unrelated to the monetary payment, to address concerns specified by the court. Following the dismissal of appeals brought by objectors, the approval became final in October 1997. The Company has not engaged in any conspiracy and no admission of wrongdoing has been made or is included in the amended agreement, which was entered into in order to avoid the cost of litigation and the risk of an inaccurate adverse verdict by a jury presented with a case of this size and complexity. While it is not feasible to predict the final outcome of these proceedings, in the opinion of the Company, such proceedings should not ultimately result in any liability which would have a material adverse effect on the financial position, liquidity or results of operations of the Company.

  The Company is a party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund. These proceedings seek to require the operators of hazardous waste disposal facilities, transporters of waste to the sites and generators of hazardous waste disposed of at the sites to clean up the sites or to reimburse the government for cleanup costs. The Company has been made a party to these proceedings as an alleged generator of waste disposed of at the sites. In each case, the government alleges that the defendants are jointly and severally liable for the cleanup costs. Although joint and several liability is alleged, these proceedings are frequently resolved so that the allocation of cleanup costs among the parties more nearly reflects the relative contributions of the parties to the site situation. The Company's potential liability varies greatly from site to site. For some sites the potential liability is de minimis and for others the costs of cleanup have not yet been determined. While it is not feasible to predict the outcome of many of these proceedings brought by federal or state agencies or private litigants, in the opinion of the Company, such proceedings should not ultimately result in any liability which would have a material adverse effect on the financial position, results of operations, liquidity or capital resources of the Company. The Company has taken an active role in identifying and providing for these costs and such amounts do not include any reduction for anticipated recoveries of cleanup costs from insurers, former site owners or operators or other recalcitrant potentially responsible parties.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not applicable.

                               ----------------

EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF MARCH 1, 1998)

RAYMOND V. GILMARTIN--Age 56

  November, 1994--Chairman of the Board, President and Chief Executive
   Officer
  June, 1994--President and Chief Executive Officer
  Prior to June, 1994, Mr. Gilmartin was President and Chief Executive
   Officer (1989 to 1992) and Chairman, President and Chief Executive Officer (1992 to 1994) of Becton Dickinson and Company (medical supplies and devices and diagnostic systems).

DAVID W. ANSTICE--Age 49

  January, 1997--President, Human Health-The Americas--responsible for the
   Company's prescription drug business in the United States, Canada and Latin America and medical and scientific affairs
  September, 1994--President, Human Health-U.S./Canada--responsible for the
   Company's prescription drug business in the United States and Canada, worldwide coordination of marketing policies and medical and scientific affairs
  January, 1994--President, Human Health-Europe
  January, 1993--Senior Vice President, Merck Human Health Division-Europe

PAUL R. BELL--Age 52

  April, 1997--President, Human Health-Asia Pacific--responsible for the
   Company's prescription drug business in the Far East, Australia, New Zealand and Japan
  March, 1994--Vice President and Managing Director- Australia and New
   Zealand
  May, 1993--Vice President and Managing Director, Merck Sharp & Dohme
   (Australia) Pty. Limited (MSD Australia), a wholly-owned subsidiary of the Company
  September, 1988--Managing Director, MSD Australia

CELIA A. COLBERT--Age 41

  January, 1997--Vice President, Secretary and Assistant General Counsel November, 1993--Secretary and Assistant General Counsel
  September, 1993--Secretary
  February, 1993--Secretary, New Products Committee

CAROLINE DORSA--Age 38

  January, 1997--Vice President and Treasurer
  January, 1994--Treasurer
  July, 1993--Executive Director, Customer Marketing, U. S. Human Health
   (USHH)
  June, 1992--Executive Director, Pricing and Strategic Planning, USHH

R. GORDON DOUGLAS JR.--Age 63

  January, 1994--President, Merck Vaccines
  April, 1991--President, Merck Vaccine Division

KENNETH C. FRAZIER--Age 43

  January, 1997--Vice President, Public Affairs and Assistant General
   Counsel--responsible for public affairs, corporate legal activities and The Merck Company Foundation
  April, 1994--Vice President, Public Affairs
  May, 1992--Vice President, General Counsel and Secretary, Astra/Merck Group

BERNARD J. KELLEY--Age 56

  December, 1993--President, Merck Manufacturing Division (MMD)
  August, 1993--Senior Vice President, Operations, MMD
  September, 1991--Senior Vice President, Administration, Planning and
   Quality, MMD

JUDY C. LEWENT--Age 49

  January, 1997--Senior Vice President and Chief Financial Officer-- responsible for financial and corporate development functions, internal auditing and the Company's joint venture relationships
  September, 1994--Senior Vice President and Chief Financial Officer-- responsible for financial and public affairs functions, The Merck Company Foundation, internal auditing and the Company's joint venture relationships
  December, 1993--Senior Vice President and Chief Financial Officer-- responsible for financial and public affairs functions and The Merck Company Foundation
  June, 1993--Senior Vice President, Chief Financial Officer and Controller January, 1993--Senior Vice President and Chief Financial Officer

PER G. H. LOFBERG--Age 50

  December, 1995--President, Merck-Medco Managed Care, L.L.C., a wholly-owned subsidiary of the Company
  January, 1994--President, Merck-Medco Managed Care Division
  April, 1991--Senior Executive Vice President, Strategic Planning and
   Marketing, Medco Containment Services, Inc.

MARY M. MCDONALD--Age 53

  January, 1997--Senior Vice President and General Counsel--responsible for legal and public affairs functions and The Merck Company Foundation January, 1993--Senior Vice President and General Counsel

PETER E. NUGENT--Age 55

  September, 1993--Vice President, Controller
  July, 1989--Vice President, Corporate Taxes

EDWARD M. SCOLNICK--Age 57

  September, 1994--Executive Vice President, Science and Technology and
   President, Merck Research Laboratories (MRL)--responsible for worldwide research function and activities of Merck Manufacturing Division (MMD), computer resources and corporate licensing
  December, 1993--Executive Vice President, Science and Technology and
   President, MRL--responsible for worldwide research function and activities of MMD and computer resources
  January, 1993--Executive Vice President and President, MRL--responsible for worldwide research function and activities of Merck AgVet Division and computer resources

BENNETT M. SHAPIRO--Age 58

  September, 1990--Executive Vice President, Worldwide Basic Research, Merck
   Research Laboratories

DEBORAH K. SMITH--Age 50

  June, 1996--Senior Vice President, Human Resources
  Prior to June, 1996, Ms. Smith held numerous senior human resources positions (1972 to 1995) at Xerox Corporation and most recently was Senior Vice President, Human Resources (1995 to 1996) of Bausch & Lomb Incorporated.

PER WOLD-OLSEN--Age 50

  January, 1997--President, Human Health-Europe, Middle East & Africa-- responsible for the Company's prescription drug business in Europe, the Middle East and Africa and worldwide coordination of marketing policies
  September, 1994--President, Human Health-Europe--responsible for the
   Company's European prescription drug business
  January, 1994--Senior Vice President, Worldwide Human Health Marketing September, 1991--Senior Vice President, Human Health Marketing, Merck Human
   Health Division

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The information required for this item is incorporated by reference to pages 37 and 52 of the Company's 1997 Annual Report to stockholders.

ITEM 6. SELECTED FINANCIAL DATA.

  The information required for this item is incorporated by reference to the data for the last five fiscal years of the Company included under Results for Year and Year-End Position in the Selected Financial Data table on page 52 of the Company's 1997 Annual Report to stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The information required for this item is incorporated by reference to pages 28 through 37 of the Company's 1997 Annual Report to stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  The information required for this item is incorporated by reference to pages 35 (under the caption "Analysis of Liquidity and Capital Resources") and 36 of the Company's 1997 Annual Report to stockholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  (a) FINANCIAL STATEMENTS

  The consolidated balance sheet of Merck & Co., Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1997 and the report dated January 27, 1998 of Arthur Andersen LLP, independent public accountants, are incorporated by reference to pages 38 through 49 and page 50 of the Company's 1997 Annual Report to stockholders.

  (b) SUPPLEMENTARY DATA

  Selected quarterly financial data for 1997 and 1996 are incorporated by reference to the data contained in the Condensed Interim Financial Data table on page 37 of the Company's 1997 Annual Report to stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The required information on directors and nominees is incorporated by reference to pages 2 (beginning with the caption "Election of Directors") through 5 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 1998. Information on executive officers is set forth in Part I of this document on pages 13 through 15. The required information on compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to page 21 (under the caption "Section 16(a) Beneficial Ownership Reporting Compliance") of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 1998.

ITEM 11. EXECUTIVE COMPENSATION.

  The information required for this item is incorporated by reference to page 7 (under the caption "Compensation of Directors"), and 9 through 18 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required for this item is incorporated by reference to page 8 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required for this item is incorporated by reference to page 7 (under the caption "Relationships with Outside Firms") of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)DOCUMENTS FILED AS PART OF THIS FORM 10-K

    1. FINANCIAL STATEMENTS

        The following consolidated financial statements and report of independent public accountants are incorporated herein by reference to the Company's 1997 Annual Report to stockholders, as noted on page 16 of this document:

      Consolidated statement of income for the years ended December 31, 1997, 1996 and 1995

      Consolidated statement of retained earnings for the years ended December 31, 1997, 1996 and 1995

      Consolidated balance sheet as of December 31, 1997 and 1996

      Consolidated statement of cash flows for the years ended December 31, 1997, 1996 and 1995

      Notes to consolidated financial statements

      Report of independent public accountants

    2. FINANCIAL STATEMENT SCHEDULES

        Schedules are omitted because they are either not required or not applicable.

  The registrant is primarily an operating company and all of the subsidiaries included in the consolidated financial statements filed are wholly owned except for minority interests in five consolidated subsidiaries.

    3. EXHIBITS

    EXHIBIT
    NUMBER             DESCRIPTION             METHOD OF FILING
    -------            -----------             ----------------
      3(a)   -- Restated Certificate of    *
                 Incorporation of Merck
                 & Co., Inc. (May 6,
                 1992)
      3(b)   -- By-Laws of Merck & Co.,    Incorporated by reference
                 Inc. (as amended           to Form 10-Q Quarterly
                 effective February 25,     Report for the period
                 1997)                      ended March 31, 1997
     10(a)   -- Executive Incentive Plan   ***
                 (as amended effective
                 February 27, 1996)
     10(b)   -- Base Salary Deferral       Incorporated by reference
                 Plan (as adopted on        to Form 10-K Annual
                 October 22, 1996,          Report for the fiscal
                 effective January 1,       year ended December 31,
                 1997)                      1996
     10(c)   -- 1987 Incentive Stock       *
                 Plan (as amended
                 effective May 6, 1992)
     10(d)   -- 1991 Incentive Stock       **
                 Plan (as amended
                 effective February 23,
                 1994)
     10(e)   -- 1996 Incentive Stock       ***
                 Plan (as amended on
                 October 24, 1995,
                 effective January 1,
                 1996)
     10(f)   -- Non-Employee Directors     Filed with this document
                 Stock Option Plan (as
                 amended and restated
                 February 24, 1998)
     10(g)   -- 1996 Non-Employee          Filed with this document
                 Directors Stock Option
                 Plan (as amended and
                 restated February 24,
                 1998)
     10(h)   -- Supplemental Retirement    **
                 Plan (as amended
                 effective January 1,
                 1995)
     10(i)   -- Retirement Plan for the    Incorporated by reference
                 Directors of Merck &       to Form 10-Q Quarterly
                 Co., Inc. (amended and     Report for the period
                 restated June 21, 1996)    ended June 30, 1996
     10(j)   -- Plan for Deferred          Incorporated by reference
                 Payment of Directors'      to Form 10-Q Quarterly
                 Compensation (amended      Report for the period
                 and restated June 21,      ended June 30, 1996
                 1996)
     10(k)   -- Form of Stock Option       ****
                 Agreement dated October
                 14, 1992 between Merck-
                 Medco and Per G.H.
                 Lofberg (together with
                 a list showing the
                 number of options held)
     10(l)   -- Employment Agreement       Incorporated by reference
                 between Per G.H.           to Form 10-K Annual
                 Lofberg and Merck-Medco    Report of Medco
                 dated April 1, 1993        Containment Services,
                                            Inc. for the fiscal year
                                            ended June 30, 1993

     EXHIBIT
     NUMBER               DESCRIPTION                METHOD OF FILING
     -------              -----------                ----------------
      10(m)   -- Amendment dated July 27, 1993   ***
                  to Employment Agreement
                  between Per G.H. Lofberg and
                  Merck-Medco dated April 1,
                  1993
      10(n)   -- Letter Agreement dated May      Incorporated by reference
                  24, 1996 with respect to the    to Form 10-Q Quarterly
                  Employment Agreement between    Report for the period
                  Per G.H. Lofberg and Merck-     ended June 30, 1996
                  Medco dated April 1, 1993
                  and amended July 27, 1993
      10(o)   -- Employment Agreement between    Incorporated by reference
                  Raymond V. Gilmartin and the    to Form 10-Q Quarterly
                  Company dated June 9, 1994      Report for the period
                                                  ended June 30, 1994
      12      -- Computation of Ratios of        Filed with this document
                  Earnings to Fixed Charges
      13      -- 1997 Annual Report to           Filed with this document
                  stockholders (only those
                  portions incorporated by
                  reference in this document
                  are deemed "filed")
      21      -- List of subsidiaries            Filed with this document
      24      -- Power of Attorney and           Filed with this document
                  Certified Resolution of
                  Board of Directors
      27(a)   -- Financial Data Schedule         Filed with this document

      27(b)   -- Restated Financial Data         Filed with this document
                  Schedule

--------
   * Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1992
  ** Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1994
 *** Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1995
**** Incorporated by reference to Post Effective Amendment No. 1 to
     Registration Statement on Form S-8 to Form S-4 Registration Statement (No. 33-50667)

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

  (b)REPORTS ON FORM 8-K

    During the three-month period ended December 31, 1997, no current reports on Form 8-K were filed.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          MERCK & CO., INC.

Dated: March 20, 1998

                                                   RAYMOND V. GILMARTIN
                                          By __________________________________
                                             (Chairman of the Board, President
                                                            and
                                                 Chief Executive Officer)

                                                 /s/ CELIA A. COLBERT
                                          By __________________________________
                                                     Celia A. Colbert
                                                    (Attorney-in-Fact)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURES                          TITLE                    DATE
             ----------                          -----                    ----

    Raymond V. Gilmartin             Chairman of the Board,          March 20, 1998
                                     President and Chief
                                     Executive Officer; Principal
                                     Executive Officer; Director

    Judy C. Lewent                   Senior Vice President and       March 20, 1998
                                     Chief Financial Officer;
                                     Principal Financial Officer

    Peter E. Nugent                  Vice President, Controller;     March 20, 1998
                                     Principal Accounting Officer


    Derek Birkin                     Director                        March 20, 1998



    Lawrence A. Bossidy              Director                        March 20, 1998



    William G. Bowen                 Director                        March 20, 1998



    Johnnetta B. Cole                Director                        March 20, 1998



    Carolyne K. Davis                Director                        March 20, 1998




             SIGNATURES                          TITLE                    DATE
             ----------                          -----                    ----

    Lloyd C. Elam                    Director                        March 20, 1998



    William N. Kelley                Director                        March 20, 1998



    Edward M. Scolnick               Director                        March 20, 1998



    Samuel O. Thier                  Director                        March 20, 1998



  CELIA A. COLBERT, BY SIGNING HER NAME HERETO, DOES HEREBY SIGN THIS DOCUMENT PURSUANT TO POWERS OF ATTORNEY DULY EXECUTED BY THE PERSONS NAMED, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION AS AN EXHIBIT TO THIS DOCUMENT, ON BEHALF OF SUCH PERSONS, ALL IN THE CAPACITIES AND ON THE DATE STATED, SUCH PERSONS INCLUDING A MAJORITY OF THE DIRECTORS OF THE COMPANY.

                                                 /s/ CELIA A. COLBERT
                                          By __________________________________
                                                     Celia A. Colbert
                                                    (Attorney-in-Fact)

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

  As independent public accountants, we hereby consent to the incorporation of our report, incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 (Nos. 33-21087, 33-21088, 33-36101, 33-40177, 33-51235, 33-53463, 33-64273, 33-64665, 333-23293 and
333-23295), on Form S-4 (No. 33-50667) and on Form S-3 (Nos. 33-39349, 33-
60322, 33-51785, 33-57421, 333-17045 and 333-36383). It should be noted that we have not audited any financial statements of the Company subsequent to December 31, 1997 or performed any audit procedures subsequent to the date of our report.

                                          ARTHUR ANDERSEN LLP

New York, New York
March 20, 1998

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                    DESCRIPTION                    METHOD OF FILING
 -------                   -----------                    ----------------
   3(a)   -- Restated Certificate of Incorporation    *
              of Merck & Co., Inc. (May 6, 1992)
   3(b)   -- By-Laws of Merck & Co., Inc. (as         Incorporated by reference
              amended effective February 25, 1997)     to Form 10-Q Quarterly
                                                       Report for the period
                                                       ended March 31, 1997
  10(a)   -- Executive Incentive Plan (as amended     ***
              effective February 27, 1996)
  10(b)   -- Base Salary Deferral Plan (as adopted    Incorporated by reference
              on October 22, 1996, effective           to Form 10-K Annual
              January 1, 1997)                         Report for the fiscal
                                                       year ended December 31,
                                                       1996
  10(c)   -- 1987 Incentive Stock Plan (as amended    *
              effective May 6, 1992)
  10(d)   -- 1991 Incentive Stock Plan (as amended    **
              effective February 23, 1994)
  10(e)   -- 1996 Incentive Stock Plan (as amended    ***
              on October 24, 1995, effective
              January 1, 1996)
  10(f)   -- Non-Employee Directors Stock Option      Filed with this document
              Plan (as amended and restated
              February 24, 1998)
  10(g)   -- 1996 Non-Employee Directors Stock        Filed with this document
              Option Plan (as amended and restated
              February 24, 1998)
  10(h)   -- Supplemental Retirement Plan (as         **
              amended effective January 1, 1995)
  10(i)   -- Retirement Plan for the Directors of     Incorporated by reference
              Merck & Co., Inc. (amended and           to Form 10-Q Quarterly
              restated June 21, 1996)                  Report for the period
                                                       ended June 30, 1996
  10(j)   -- Plan for Deferred Payment of             Incorporated by reference
              Directors' Compensation (amended and     to Form 10-Q Quarterly
              restated June 21, 1996)                  Report for the period
                                                       ended June 30, 1996
  10(k)   -- Form of Stock Option Agreement dated     ****
              October 14, 1992 between Merck-Medco
              and Per G.H. Lofberg (together with a
              list showing the number of options
              held)
  10(l)   -- Employment Agreement between Per G.H.    Incorporated by reference
              Lofberg and Merck-Medco dated April      to Form 10-K Annual
              1, 1993                                  Report of Medco
                                                       Containment Services,
                                                       Inc. for the fiscal year
                                                       ended June 30, 1993
  10(m)   -- Amendment dated July 27, 1993 to         ***
              Employment Agreement between Per G.H.
              Lofberg and Merck-Medco dated April
              1, 1993

 EXHIBIT
 NUMBER                   DESCRIPTION                    METHOD OF FILING
 -------                  -----------                    ----------------
  10(n)   -- Letter Agreement dated May 24, 1996     Incorporated by reference
              with respect to the Employment          to Form 10-Q Quarterly
              Agreement between Per G.H. Lofberg      Report for the period
              and Merck-Medco dated April 1, 1993     ended June 30, 1996
              and amended July 27, 1993
  10(o)   -- Employment Agreement between Raymond    Incorporated by reference
              V. Gilmartin and the Company dated      to Form 10-Q Quarterly
              June 9, 1994                            Report for the period
                                                      ended June 30, 1994
  12      -- Computation of Ratios of Earnings to    Filed with this document
              Fixed Charges
  13      -- 1997 Annual Report to stockholders      Filed with this document
              (only those portions incorporated by
              reference in this document are
              deemed "filed")
  21      -- List of subsidiaries                    Filed with this document
  24      -- Power of Attorney and Certified         Filed with this document
              Resolution of Board of Directors
  27(a)   -- Financial Data Schedule                 Filed with this document
  27(b)   -- Restated Financial Data Schedule        Filed with this document

--------
   * Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1992
  ** Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1994
 *** Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1995
**** Incorporated by reference to Post Effective Amendment No. 1 to
     Registration Statement on Form S-8 to Form S-4 Registration Statement (No. 33-50667)