Form 10-Q
period 1998-03-31
MERCK & CO INC
filed 1998-05-13
CIK 64978

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from_____________to________________


                           Commission File No. 1-3305


                                MERCK & CO., INC.
                                  P. O. Box 100
                                 One Merck Drive
                       Whitehouse Station, N.J. 08889-0100
                                 (908) 423-1000

Incorporated in New Jersey                       I.R.S. Employer Identification
                                                 No. 22-1109110

The number of shares of common stock outstanding as of the close of business on April 30, 1998:

                  Class                         Number of Shares Outstanding
                  -----                         ----------------------------
                  Common Stock                          1,195,259,337


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                                      Yes  |X|     No |_|

Part I - Financial Information

                       MERCK & CO., INC. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED STATEMENT OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                    ($ in millions except per share amounts)


                                                              Three Months
                                                             Ended March 31
                                                       ------------------------
                                                          1998          1997
                                                       ----------    ----------
Sales                                                    $6,058.8      $5,567.9
                                                       ----------    ----------
Costs, Expenses and Other

  Materials and production                                3,235.6       2,786.3

  Marketing and administrative                              995.1       1,060.6

  Research and development                                  388.5         368.7

  Equity income from affiliates                            (226.1)       (151.0)

  Other (income) expense, net                                30.5          39.9
                                                       ----------    ----------
                                                          4,423.6       4,104.5
                                                       ----------    ----------
Income Before Taxes                                       1,635.2       1,463.4

Taxes on Income                                             470.8         443.1
                                                       ----------    ----------
Net Income                                               $1,164.4      $1,020.3
                                                       ==========    ==========


Basic Earnings per Common Share                              $.97          $.84

Earnings per Common Share Assuming Dilution                  $.95          $.82

Dividends Declared per Common Share                          $.45          $.42

The accompanying notes are an integral part of this consolidated financial statement.

                      MERCK & CO., INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                     MARCH 31, 1998 AND DECEMBER 31, 1997
                               ($ in millions)

                                                            March 31   December 31
                                                              1998        1997
                                                           ----------  ----------
ASSETS
  Current Assets
    Cash and cash equivalents                              $  1,596.6   $  1,125.1
    Short-term investments                                    1,212.8      1,184.2
    Accounts receivable                                       2,574.3      2,876.7
    Inventories                                               2,078.8      2,145.1
    Prepaid expenses and taxes                                  924.2        881.9
                                                           ----------   ----------
      Total current assets                                    8,386.7      8,213.0
                                                           ----------   ----------
  Investments                                                 2,819.0      2,533.4

  Property, Plant and Equipment, at cost,
    net of allowance for depreciation of
    $3,584.4 in 1998 and $3,423.2 in 1997                     6,744.4      6,609.4

  Goodwill and Other Intangibles,
    net of accumulated amortization of
    $875.0 in 1998 and $815.8 in 1997                         6,722.5      6,780.5

  Other Assets                                                1,727.3      1,675.6
                                                           ----------   ----------
                                                           $ 26,399.9   $ 25,811.9
                                                           ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
     Accounts payable and accrued liabilities              $  2,979.9   $  3,268.9
     Loans payable and current portion of long-term debt        658.2        902.5
     Income taxes payable                                       702.0        859.6
     Dividends payable                                          538.4        537.6
                                                           ----------   ----------
       Total current liabilities                              4,878.5      5,568.6
                                                           ----------   ----------
  Long-Term Debt                                              1,844.6      1,346.5
                                                           ----------   ----------
  Deferred Income Taxes and Noncurrent Liabilities            5,305.5      5,098.9
                                                           ----------   ----------
  Minority Interests                                          1,225.0      1,184.4
                                                           ----------   ----------
  Stockholders' Equity
  Common stock
    Authorized - 2,700,000,000 shares
    Issued     - 1,483,925,990 shares                         5,316.2      5,254.0
  Retained earnings                                          17,917.6     17,291.5
  Accumulated other comprehensive income                         29.6         27.9
                                                           ----------   ----------
                                                             23,263.4     22,573.4
  Less treasury stock, at cost
    288,115,308 shares - 1998
    290,277,526 shares - 1997                                10,117.1      9,959.9
                                                           ----------   ----------
      Total stockholders' equity                             13,146.3     12,613.5
                                                           ----------   ----------

                                                           $ 26,399.9   $ 25,811.9
                                                           ==========   ==========


  The accompanying notes are an integral part of this consolidated financial statement.

                       MERCK & CO., INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 ($ in millions)

                                                                            Three Months
                                                                           Ended March 31
                                                                       ----------------------
                                                                          1998        1997
                                                                       ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before taxes                                                    $  1,635.2  $  1,463.4
Adjustments to reconcile income before taxes to cash provided from operations before taxes:
  Other                                                                     252.7       299.7
  Net changes in assets and liabilities                                     (70.4)     (102.8)
                                                                       ----------  ----------
CASH PROVIDED BY OPERATING ACTIVITIES BEFORE TAXES                        1,817.5     1,660.3
INCOME TAXES PAID                                                          (292.7)     (167.3)
                                                                       ----------  ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 1,524.8     1,493.0
                                                                       ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                       (315.4)     (261.6)
Purchase of securities, subsidiaries and other investments               (6,165.9)   (4,047.3)
Proceeds from sale of securities, subsidiaries and other investments      5,926.5     3,980.7
Other                                                                       (14.2)      (14.1)
                                                                       ----------  ----------
NET CASH USED BY INVESTING ACTIVITIES                                      (569.0)     (342.3)
                                                                       ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings                                        (164.5)       13.9
Proceeds from issuance of debt                                              499.1        87.3
Payments on debt                                                            (85.8)     (134.5)
Purchase of treasury stock                                                 (328.9)     (245.3)
Dividends paid to stockholders                                             (537.5)     (482.7)
Other                                                                       143.7        75.5
                                                                       ----------  ----------
NET CASH USED BY FINANCING ACTIVITIES                                      (473.9)     (685.8)
                                                                       ----------  ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                (10.4)      (80.7)
                                                                       ----------  ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                   471.5       384.2
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            1,125.1     1,352.4
                                                                       ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  1,596.6  $  1,736.6
                                                                       ==========  ==========

The accompanying notes are an integral part of this consolidated financial statement.


Notes to Consolidated Financial Statements

1. The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

      Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full year 1998; in the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

2.    Inventories consisted of:

                                               ($ in millions)
                                            ---------------------
                                            March 31  December 31
                                              1998       1997
                                            --------   --------
      Finished goods                        $1,155.4   $1,230.6
      Raw materials and work in process        863.4      849.7
      Supplies                                  60.0       64.8
                                            --------   --------
        Total (approximates current cost)    2,078.8    2,145.1
      Reduction to LIFO cost                      --         --
                                            --------   --------
                                            $2,078.8   $2,145.1
                                            ========   ========

3. In February 1998, the Company issued $500.0 million of 30-year senior notes under the 1997 shelf registration, bearing a coupon of 6.4% payable semiannually. The remaining capacity under the shelf is $1.2 billion.

4. The Company, along with numerous other defendants, is a party in several antitrust actions brought by retail pharmacies and consumers, alleging conspiracies in restraint of trade and challenging pricing and/or purchasing practices, one of which has been certified as a federal class action and a number of which have been certified as state class actions. In January 1996, the Company and several other defendants entered into an agreement, subject to court approval, to settle the federal class action alleging conspiracy, which represents the single largest group of retail pharmacy claims, pursuant to which the Company would pay $51.8 million, payable in four equal annual installments. The court approved an amended version of the settlement agreement, which incorporated revisions, unrelated to the monetary payment, to address concerns specified by the court. Following the dismissal of appeals brought by objectors, the approval became final in October 1997. The Company has not engaged in any conspiracy, and no admission of wrongdoing has been made or is included in the amended agreement, which was entered into in order to avoid the cost of litigation and the risk of an inaccurate adverse verdict by a jury presented with a case of this size and complexity. While it is not feasible to predict or determine the final outcome of these proceedings, management does not believe that they should result in a materially adverse effect on the Company's financial position, results of operations or liquidity.

5.    Sales consisted of:

                                             ($ in millions)
                                           -------------------
                                                Three Months
                                              Ended March 31
                                           -------------------
                                             1998        1997
                                           --------   --------
      Elevated cholesterol                 $1,049.0   $1,083.1
      Hypertension/heart failure            1,013.9      921.9
      Anti-ulcerants                          370.8      308.5
      Antibiotics                             201.5      206.6
      Ophthalmologicals                       150.2      155.7
      Vaccines/biologicals                    185.4      151.0
      Osteoporosis                            181.8      101.8
      Human immunodeficiency virus (HIV)      151.3      123.3
      Other Merck products                     99.2       69.9
      Merck-Medco                           2,655.7    2,227.4
      Animal health/crop protection              --      218.7
                                           --------   --------
                                           $6,058.8   $5,567.9
                                           ========   ========

      In July 1997, the Company sold its crop protection business to Novartis. In August 1997, the Company and Rhone-Poulenc combined their animal health and poultry genetics businesses to form Merial Limited (Merial), a fully integrated, stand-alone joint venture, equally owned by each party. Other Merck products include sales of other human pharmaceuticals, continuing sales to divested businesses and, in 1998, supply sales to the Merial joint venture.

6.    Other (income) expense, net, consisted of:

                                                         ($ in millions)
                                                       ------------------
                                                           Three Months
                                                          Ended March 31
                                                       ------------------
                                                         1998       1997
                                                       -------    -------
      Interest income                                  $ (61.7)   $ (51.2)
      Interest expense                                    39.2       25.0
      Exchange gains                                      (5.9)      (5.5)
      Minority interests                                  42.5       42.6
      Amortization of goodwill and other intangibles      48.3       47.8
      Other, net                                         (31.9)     (18.8)
                                                       -------    -------
                                                       $  30.5    $  39.9
                                                       =======    =======

      Minority interests include third parties' share of exchange gains and losses arising from translation of the financial statements into U.S. dollars.

      Interest paid for the three-month periods ended March 31, 1998 and 1997 was $18.5 million and $20.9 million, respectively.

7. Income taxes paid for the three-month periods ended March 31, 1998 and 1997 were $292.7 million and $167.3 million, respectively.

8. The net income effect of dilutive securities was not significant to the Company's calculation of Earnings per common share assuming dilution. A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

                                                            ($ in millions)
                                                            -----------------
                                                               Three Months
                                                              Ended March 31
                                                            -----------------
                                                              1998      1997
                                                            -------   -------
      Average common shares outstanding                     1,195.1   1,208.9
      Common shares issuable(1)                                31.9      32.3
                                                            -------   -------

      Average common shares outstanding assuming dilution   1,227.0   1,241.2
                                                            =======   =======

      (1) Issuable primarily under stock option plans.

      Stock options outstanding at March 31, 1998 to purchase 13.3 million shares of common stock were not included in the computation of Earnings per common share assuming dilution because the options' exercise prices were greater than the average market price of the common shares.

9. Effective January 1, 1998, the Company adopted the provisions of Statement No. 130, Reporting Comprehensive Income, which modifies the financial statement presentation of comprehensive income and its components. Upon adoption of this Statement, the accumulated net unrealized gain on the Company's available-for-sale investments of $27.9 million at December 31, 1997 was reclassified from Retained earnings to a separate component of Stockholders' equity. Adoption of this Statement had no effect on the Company's financial position or operating results.

      Comprehensive income for the three months ended March 31, 1998 and 1997, representing all changes in Stockholders' equity during the period other than changes resulting from the Company's stock, was $1,166.1 million and $1,007.2 million, respectively.

10.   Legal proceedings to which the Company is a party are discussed in Part 1
      Item 3, Legal Proceedings, in the Annual Report on Form 10-K. There were no material developments in the three-month period ended March 31, 1998.

             MANAGEMENT'S ANALYSIS OF INTERIM FINANCIAL INFORMATION

Earnings per share (assuming dilution*) for the first quarter of 1998 were $0.95, an increase of 16% over the first quarter of 1997. First quarter net income increased 14% to $1,164.4 million. Sales for the quarter were $6.1 billion, up 9% from the same period last year.

Sales growth for the quarter was affected by the divestiture of the crop protection business and the formation of the Merial joint venture in the third quarter of 1997. Adjusting for these effects, sales for the first quarter increased 12%.

Sales growth for the quarter was led by the established major products and newer products, including those launched this year, as well as growth from the Merck-Medco Managed Care business. Both domestic and international operations reported solid unit volume gains.

Foreign exchange reduced the first quarter sales growth by two percentage points. Excluding exchange, sales of Merck human health products increased 10% for the first quarter. Sales outside the United States accounted for 25% of 1998 first quarter sales, compared with 29% for the same period last year.

Income growth for the quarter was driven by strong overall unit volume gains. The unfavorable effects of inflation, net of price, and exchange were partially offset by cost controls and productivity improvements in manufacturing, selling and general and administrative expenses.

The growth in pretax income for the first quarter was reduced by the Company's share of the increase in taxes related to the Astra Merck joint venture, the European vaccine joint venture with Pasteur Merieux Connaught and the international operations of the Merial joint venture. The reduction in pretax growth, however, was offset by a corresponding reduction in the Company's tax rate in 1998, resulting in no effect on net income growth.

Results for the first quarter were paced by sales volume gains of established products, including 'Zocor', 'Vasotec', 'Vaseretic', 'Prinivil', 'Pepcid' and 'Proscar', and the newer products 'Fosamax', 'Cozaar'**, 'Hyzaar'**, 'Crixivan', 'Trusopt', 'Varivax' and 'Vaqta'. Also contributing to the volume growth were the products launched in 1998, 'Singulair' and 'Propecia'. Prescription volume growth in the Merck-Medco Managed Care business also contributed to the sales increase for the quarter.

'Zocor' continues its strong volume growth and continues to be the most widely used cholesterol-lowering medicine worldwide. 'Zocor' is available on more than 90 percent of managed-care formularies in the United States, reflecting its standing as the only therapy in the "statin" class indicated to significantly reduce LDL cholesterol (the so-called bad cholesterol), to significantly reduce triglycerides and save lives in people with high cholesterol and coronary heart disease.

The U.S. Food and Drug Administration (FDA) recently approved 'Zocor' to reduce the risk of stroke or transient ischemic attacks (mini-strokes). The reduction in strokes is consistent with the concept that atherosclerosis is a broad vascular disease, which affects more than just the vessels in the heart.

Together, 'Zocor' and 'Mevacor', Merck's other cholesterol-lowering medicine, hold more than a 40 percent share of the statin market worldwide. The cholesterol-lowering market continues to grow at a rate of more than 20 percent a year in major markets, driven primarily by growth of more than 30 percent annually in the statin category. Yet today, even in the key U.S. market, only about one-third of potential patients are receiving treatment.

'Pepcid', an H2-receptor antagonist for the treatment of gastroesophageal reflux disease (GERD) and gastric and duodenal ulcers, also continues its strong volume growth. The product is the most widely used and fastest-growing acid suppressor in hospitals. The FDA is currently reviewing the Company's application to allow prescription strength 'Pepcid' for use in children.

Merck's angiotensin converting enzyme (ACE) inhibitors, 'Vasotec' and 'Prinivil', continue to be among the world's most widely prescribed branded ACE inhibitors. Together, they hold about 30 percent of the worldwide market for ACE inhibitors. In the United States, 'Vasotec' is also the only ACE inhibitor indicated for the treatment of high blood pressure, asymptomatic left ventricular dysfunction and heart failure. In addition, 'Vasotec' is the only ACE inhibitor indicated to reduce deaths due to symptomatic heart failure regardless of underlying cause.

* The calculation of basic earnings per share, consistent with the calculation of earnings per share reported in the first quarter of 1997, was $0.97, an increase of 15%.

** `Cozaar' and `Hyzaar' are registered trademarks of E.I. du Pont de Nemours and Company, Wilmington, DE, USA.

Sales of 'Proscar', to treat benign prostate enlargement (BPH), showed solid volume growth. In March, the FDA cleared 'Proscar' as the first and only medicine to reduce the need for BPH prostate surgery and the risk of developing acute urinary retention, a serious and painful complication of benign prostate enlargement.

Prescriptions for 'Fosamax', to treat and prevent postmenopausal osteoporosis, continue to grow. Almost 3 million women worldwide have taken the medicine. Studies continue to demonstrate the value of 'Fosamax' in treating and preventing osteoporosis and in reducing the risk of fractures due to the bone-thinning disease. Two-year results from the six-year Early Postmenopausal Interventional Cohort trial, published in the February 19 New England Journal of Medicine, show that 'Fosamax' is an effective non-hormonal alternative to hormone replacement therapy for stopping bone loss and building bone in postmenopausal women at risk for osteoporosis.

Merck's oral angiotensin II antagonist, 'Cozaar', the first in this class of antihypertensive drugs, is now approved in 75 countries. Physicians continue to adopt 'Cozaar' faster than any new antihypertensive launched in this decade because of its excellent tolerability and proven efficacy in treating high blood pressure. 'Cozaar' and its companion agent, 'Hyzaar' ('Cozaar' in combination with the diuretic hydrochlorothiazide), have been prescribed for more than 3 million patients.

'Cozaar' also has received a new indication for heart failure in Denmark, Finland and Mexico and applications for this indication are pending in other countries. 'Cozaar' is the only product in its class cleared for use in heart failure in any market.

'Crixivan', Merck's protease inhibitor for the treatment of HIV infection, remains the world's most widely prescribed protease inhibitor. It is sold in more than 80 countries. In February, researchers reported progress on developing simpler dosing to make effective treatment with 'Crixivan' easier for patients. In a pilot study, researchers reported that combination HIV-therapy with 'Crixivan' in a more convenient twice-a-day regimen maintained strong antiviral effect in 71 percent of patients after 32 weeks of treatment. This effect is similar to that seen in the current three-times-a-day dosing regimen.

Sales of 'Trusopt', the first carbonic anhydrase inhibitor made in a topical (eyedrop) formulation, have continued to grow due to its introduction in several new markets, making it one of the most widely prescribed anti-glaucoma medicines in the world.

In April, the FDA cleared Merck's combination product 'Cosopt' for the reduction of elevated intraocular pressure in patients with open-angle glaucoma or ocular hypertension who do not respond adequately to beta-blockers alone. 'Cosopt' is a combination of 'Timoptic' and 'Trusopt'; both Merck medicines are leading therapies in their product categories. The new medicine also is cleared for marketing in Denmark and Mexico.

'Varivax', the first and only chickenpox vaccine available in the United States, continued its strong growth. Expanded coverage under the Federal Vaccines for Children Program and new requirements for school and daycare entry provide continued opportunity for 'Varivax'. Sales of 'Vaqta', Merck's vaccine to prevent hepatitis A, also continued to grow.

'Singulair', Merck's new once-a-day tablet for controlling chronic asthma in adults and children aged six and older, was launched in the United States in March. The medicine has received medical clearance in 23 countries since late 1997, including acceptance by 13 of the member states of the European Union through the European mutual recognition procedure. In clinical studies, 'Singulair' improved asthma control in many patients by significantly decreasing asthma attacks, preventing day- and night-time asthma symptoms, and reducing reliance on other asthma medicines, such as bronchodilators.

'Propecia', the first and only tablet to treat male pattern baldness, was launched in January in the United States. In clinical studies, 66 percent of men treated with the new product showed an increase in hair growth compared to 7 percent on placebo. In addition, 83 percent of men on 'Propecia' maintained or increased hair count. In contrast, 72 percent of the placebo group lost hair.

'Maxalt', Merck's new treatment for migraine, has been cleared for marketing in the Netherlands and Mexico. In clinical studies, 'Maxalt' has provided fast, effective relief of migraine headache.

On April 10, an advisory committee to the FDA recommended approval for 'Aggrastat', Merck's investigational platelet blocker to prevent cardiac ischemic events in patients with unstable angina or non-Q-wave myocardial infarction, including those patients who require subsequent procedures such as balloon angioplasty, atherectomy or coronary bypass surgery. Clinical data show that in combination with standard therapy, 'Aggrastat' reduced the risk of heart attacks and death by 30 percent at 30 days, and reduced the overall risk of heart attacks by 47 percent at seven days. Recommendations of FDA advisory committees are not necessarily indicative of final FDA approval.

On February 24, 1998, the Board of Directors declared a quarterly dividend of 45 cents a share on the Company's common stock which was paid April 1 to stockholders of record at the close of business on March 6. The Company's total dividend paid to date in 1998 is 90 cents per share, a 10 percent increase over the amount paid during the same period in 1997.

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

The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors described in the Company's filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K (if any). In Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed on March 25, 1998, the Company discusses in more detail various important factors that could cause actual results to differ from expected or historic results. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.

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

         12       Computation of Ratios of Earnings to            Filed with this document
                   Fixed Charges

         27       Financial Data Schedule                         Filed with this document

(b)      Reports on Form 8-K

         During the three-month period ending March 31, 1998, no current reports on Form 8-K were filed.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MERCK & CO., INC.

Date:  May 12, 1998                 /s/ Mary M. McDonald
                                    --------------------
                                    MARY M. MCDONALD
                                    Senior Vice President and General Counsel


Date:  May 12, 1998                 /s/ Peter E. Nugent
                                    -------------------
                                    PETER E. NUGENT
                                    Vice President, Controller

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