Form 10-Q
period 1998-06-30
MERCK & CO INC
filed 1998-08-12
CIK 64978

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from           to
                                       -----------  -----------

                           Commission File No. 1-3305

                                MERCK & CO., INC.
                                  P. O. Box 100
                                 One Merck Drive
                       Whitehouse Station, N.J. 08889-0100
                                 (908) 423-1000

Incorporated in New Jersey                   I.R.S. Employer Identification
                                             No. 22-1109110

The number of shares of common stock outstanding as of the close of business on July 31, 1998:

          Class                                   Number of Shares Outstanding
       Common Stock                                       1,190,918,336

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes /X/ No / /

Part I - Financial Information

                       MERCK & CO., INC. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED STATEMENT OF INCOME
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                    ($ in millions except per share amounts)

                                                         Three Months                         Six Months
                                                         Ended June 30                       Ended June 30
                                                  ----------------------------        ---------------------------
                                                     1998              1997              1998              1997
                                                  ----------        ----------        ----------        ----------
Sales                                             $  6,470.4        $  5,909.2        $ 12,529.2        $ 11,477.1
                                                  ----------        ----------        ----------        ----------
Costs, Expenses and Other
  Materials and production                           3,383.4           2,944.3           6,619.0           5,730.6
  Marketing and administrative                       1,058.8           1,044.2           2,054.0           2,104.8
  Research and development                             441.0             396.4             829.5             765.0
  Equity income from affiliates                       (271.1)           (122.8)           (497.1)           (273.8)
  Other (income) expense, net                           32.2              14.8              62.5              54.8
                                                  ----------        ----------        ----------        ----------
                                                     4,644.3           4,276.9           9,067.9           8,381.4
                                                  ----------        ----------        ----------        ----------
Income Before Taxes                                  1,826.1           1,632.3           3,461.3           3,095.7
Taxes on Income                                        510.0             477.9             980.8             921.0
                                                  ----------        ----------        ----------        ----------
Net Income                                        $  1,316.1        $  1,154.4        $  2,480.5        $  2,174.7
                                                  ==========        ==========        ==========        ==========

Basic Earnings per Common Share                   $     1.11        $      .96        $     2.08        $     1.80
Earnings per Common Share Assuming Dilution       $     1.07        $      .93        $     2.02        $     1.75
Dividends Declared per Common Share               $      .45        $      .42        $      .90        $      .84

The accompanying notes are an integral part of this consolidated financial statement.

                       MERCK & CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       JUNE 30,1998 AND DECEMBER 31, 1997
                                 ($ in millions)

                                                                June 30       December 31
                                                                 1998             1997
                                                               ---------       ---------
ASSETS
  Current Assets
    Cash and cash equivalents                                  $ 1,424.9       $ 1,125.1
    Short-term investments                                       1,368.7         1,184.2
    Accounts receivable                                          2,873.7         2,876.7
    Inventories                                                  2,328.6         2,145.1
    Prepaid expenses and taxes                                     901.5           881.9
                                                               ---------       ---------
      Total current assets                                       8,897.4         8,213.0
                                                               ---------       ---------
  Investments                                                    2,820.2         2,533.4
  Property, Plant and Equipment, at cost,
    net of allowance for depreciation of
    $3,699.5 in 1998 and $3,423.2 in 1997                        7,026.8         6,609.4
  Goodwill and Other Intangibles,
    net of accumulated amortization of
    $934.2 in 1998 and $815.8 in 1997                            6,664.2         6,780.5
  Other Assets                                                   2,085.4         1,675.6
                                                               ---------       ---------
                                                               $27,494.0       $25,811.9
                                                               =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
     Accounts payable and accrued liabilities                  $ 3,339.5       $ 3,268.9
     Loans payable and current portion of long-term debt         1,550.7           902.5
     Income taxes payable                                          572.5           859.6
     Dividends payable                                             537.4           537.6
                                                               ---------       ---------
       Total current liabilities                                 6,000.1         5,568.6
                                                               ---------       ---------
  Long-Term Debt                                                 1,344.1         1,346.5
                                                               ---------       ---------
  Deferred Income Taxes and Noncurrent Liabilities               5,300.4         5,098.9
                                                               ---------       ---------
  Minority Interests                                             1,185.8         1,184.4
                                                               ---------       ---------
  Stockholders' Equity
  Common stock
    Authorized - 2,700,000,000 shares
    Issued - 1,483,925,990 shares                                5,419.0         5,254.0
  Retained earnings                                             18,696.4        17,291.5
  Accumulated other comprehensive income                            26.5            27.9
                                                               ---------       ---------
                                                                24,141.9        22,573.4
  Less treasury stock, at cost
    289,501,137 shares - 1998
    290,277,526 shares - 1997                                   10,478.3         9,959.9
                                                               ---------       ---------
      Total stockholders' equity                                13,663.6        12,613.5
                                                               ---------       ---------
                                                               $27,494.0       $25,811.9
                                                               =========       =========

The accompanying notes are an integral part of this consolidated financial statement.

                       MERCK & CO., INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 ($ in millions)

                                                                                    Six Months
                                                                                  Ended June 30
                                                                           --------------------------
                                                                              1998            1997
                                                                           ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before taxes                                                        $ 3,461.3        $ 3,095.7
Adjustments to reconcile income before taxes to cash provided from operations before taxes:
  Other                                                                        186.1            569.7
  Net changes in assets and liabilities                                       (297.4)          (312.3)
                                                                           ---------        ---------
CASH PROVIDED BY OPERATING ACTIVITIES BEFORE TAXES                           3,350.0          3,353.1
INCOME TAXES PAID                                                             (772.1)          (646.0)
                                                                           ---------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    2,577.9          2,707.1
                                                                           ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                          (772.7)          (573.7)
Purchase of securities, subsidiaries and other investments                 (10,855.5)        (9,733.4)
Proceeds from sale of securities, subsidiaries and other investments        10,426.6          8,963.3
Other                                                                          (30.7)           (11.1)
                                                                           ---------        ---------
NET CASH USED BY INVESTING ACTIVITIES                                       (1,232.3)        (1,354.9)
                                                                           ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings                                            218.5             21.7
Proceeds from issuance of debt                                                 499.1            603.1
Payments on debt                                                               (86.9)          (146.3)
Purchase of treasury stock                                                    (773.2)          (748.2)
Dividends paid to stockholders                                              (1,075.8)          (990.9)
Other                                                                          215.6            189.4
                                                                           ---------        ---------
NET CASH USED BY FINANCING ACTIVITIES                                       (1,002.7)        (1,071.2)
                                                                           ---------        ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                   (43.1)           (46.4)
                                                                           ---------        ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                      299.8            234.6
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               1,125.1          1,352.4
                                                                           ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 1,424.9        $ 1,587.0
                                                                           =========        =========

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

2.       Inventories consisted of:

                                                                      ($ in millions)
                                                                 --------------------------
                                                                  June 30       December 31
                                                                   1998            1997
                                                                 --------        --------
         Finished goods                                          $1,347.0        $1,230.6
         Raw materials and work in process                          918.7           849.7
         Supplies                                                    62.9            64.8
                                                                  --------        --------
           Total (approximates current cost)                      2,328.6         2,145.1
         Reduction to LIFO cost                                        --              --
                                                                 --------        --------
                                                                 $2,328.6        $2,145.1
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

5.       Sales consisted of:

                                                                     ($ in millions)
                                                  ---------------------------------------------------------
                                                         Three Months                    Six Months
                                                        Ended June 30                   Ended June 30
                                                  -------------------------       -------------------------
                                                    1998            1997             1998           1997
                                                  ---------       ---------       ---------       ---------
         Elevated cholesterol                     $ 1,153.4       $ 1,150.4       $ 2,202.5       $ 2,233.5
         Hypertension/heart failure                 1,164.6           992.9         2,178.5         1,914.7
         Anti-ulcerants                               284.7           322.3           655.5           630.8
         Vaccines/biologicals                         217.7           183.1           403.1           334.1
         Antibiotics                                  169.7           183.7           371.1           390.3
         Osteoporosis                                 165.7           127.4           347.4           229.2
         Human immunodeficiency virus (HIV)           183.7           140.6           335.0           264.0
         Ophthalmologicals                            151.4           160.9           301.7           316.7
         Other Merck products                         145.9            62.2           245.1           132.1
         Merck-Medco                                2,833.6         2,321.6         5,489.3         4,549.0
         Animal health/crop protection                   --           264.1              --           482.7
                                                  ---------       ---------       ---------       ---------
                                                  $ 6,470.4       $ 5,909.2       $12,529.2       $11,477.1
                                                  =========       =========       =========       =========

         In July 1997, the Company sold its crop protection business to Novartis. In August 1997, the Company and Rhone-Poulenc combined their animal health and poultry genetics businesses to form Merial Limited (Merial), a fully integrated, stand-alone joint venture, equally owned by each party. Other Merck products include sales of other human pharmaceuticals, continuing sales to divested businesses and, in 1998, supply sales to the Merial joint venture. Also included in this category are rebates and discounts on Merck pharmaceutical products.

6.       Other (income) expense, net, consisted of:

                                                                             ($ in millions)
                                                              ------------------------------------------------
                                                                  Three Months                  Six Months
                                                                  Ended June 30               Ended June 30
                                                              --------------------        --------------------
                                                               1998          1997          1998          1997
                                                              ------        ------        ------        ------
         Interest income                                      $(63.8)       $(54.1)       $(125.6)      $(105.4)
         Interest expense                                       42.6          30.9           81.8          56.0
         Exchange gains                                         (6.7)         (7.5)         (12.6)        (13.1)
         Minority interests                                     22.7          29.9           65.2          72.6
         Amortization of goodwill and other intangibles         48.3          48.3           96.5          96.1
         Other, net                                            (10.9)        (32.7)         (42.8)        (51.4)
                                                              ------        ------         ------        ------
                                                              $ 32.2        $ 14.8         $ 62.5        $ 54.8
                                                              ======        ======         ======        ======

         Minority interests include third parties' share of exchange gains and losses arising from translation of the financial statements into U.S. dollars.

         Interest paid for the six-month periods ended June 30, 1998 and 1997 was $50.3 million and $34.3 million, respectively.

7. Income taxes paid for the six-month periods ended June 30, 1998 and 1997 were $772.1 million and $646.0 million, respectively.

8. The net income effect of dilutive securities was not significant to the Company's calculation of Earnings per common share assuming dilution. A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

                                                                          ($ in millions)
                                                          -------------------------------------------------
                                                               Three Months                 Six Months
                                                               Ended June 30               Ended June 30
                                                          ---------------------       ---------------------
                                                           1998           1997         1998          1997
                                                          -------       -------       -------       -------
Average common shares outstanding                         1,194.9       1,207.9       1,194.9       1,208.3
Common shares issuable(1)                                    30.7          32.0          31.3          32.5
                                                          -------       -------       -------       -------
Average common shares outstanding assuming dilution       1,225.6       1,239.9       1,226.2       1,240.8
                                                          =======       =======       =======       =======

(1) Issuable primarily under stock option plans.


         Stock options outstanding at June 30, 1998 to purchase 13.8 million shares of common stock were not included in the computation of Earnings per common share assuming dilution because the options' exercise prices were greater than the average market price of the common shares.

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

         Comprehensive income for the three months ended June 30, 1998 and 1997, representing all changes in Stockholders' equity during the period other than changes resulting from the Company's stock, was $1,313.0 million and $1,171.9 million, respectively. Comprehensive income for the six months ended June 30, 1998 and 1997 was $2,479.1 and $2,179.1, respectively.

10. Legal proceedings to which the Company is a party are discussed in Part 1 Item 3, Legal Proceedings, in the Annual Report on Form 10-K. There were no material developments in the six-month period ended June 30, 1998.

             MANAGEMENT'S ANALYSIS OF INTERIM FINANCIAL INFORMATION

Earnings per share (assuming dilution*) for the second quarter of 1998 were $1.07, an increase of 15% over the second quarter of 1997. Second quarter net income increased 14% to $1,316.1 million. Sales for the quarter were $6.5 billion, up 9% from the same period last year.

For the first six months, earnings per share (assuming dilution*) were $2.02, an increase of 15% from the first six months of 1997. Net income was $2,480.5 million for the first six months of 1998, an increase of 14% from the first six months of 1997. Sales rose 9% to $12.5 billion.

Sales growth for the quarter and the first half of 1998 was affected by the divestiture of the crop protection business and the formation of the Merial joint venture in the third quarter of 1997. Adjusting for these effects, sales for both the second quarter and the first half of 1998 increased 13%.

Sales growth for the quarter and the first half of 1998 was led by the established major products and newer products, including those launched this year, as well as growth from the Merck-Medco Managed Care business. Solid unit volume gains in both domestic and international operations contributed to the second quarter results.

Foreign exchange reduced the second quarter sales growth by two percentage points, the same effect as reported in the first quarter of 1998. Excluding exchange, sales of Merck human health products increased 10% for both the second quarter and six months. Sales outside the United States accounted for 25% of the first half of 1998 sales, compared with 28% for the same period last year.

Income growth for the first six months was driven by solid unit volume gains. The unfavorable effects of inflation, net of price, and exchange were partially offset by cost controls and productivity improvements in manufacturing, selling and general and administrative expenses.

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

Results for the first six months were paced by sales volume gains of established products, including 'Zocor', 'Vasotec', 'Prinivil' and 'Proscar' and the newer products 'Fosamax', 'Cozaar'**, 'Hyzaar'**, 'Crixivan', 'Trusopt', 'Varivax' and 'Vaqta'. Also contributing to the volume growth were 'Singulair', 'Propecia', 'Aggrastat' and 'Cosopt', all launched in 1998. Prescription volume growth in the Merck-Medco Managed Care business also contributed to the sales increase for the first six months.

'Zocor' continues its strong volume growth and continues to be the most widely used cholesterol-lowering medicine worldwide. This month, the U.S. Food and Drug Administration (FDA) approved a new 80 mg tablet of 'Zocor', which lowered LDL ("bad") cholesterol in clinical studies by a mean of 47 percent. In addition, the official prescribing information for 'Zocor' in the United States has been changed to recommend the 20 mg tablet as the usual starting dose (although patients who require only moderate LDL reductions can still be started at 10
mg). 'Zocor' 20 mg was the starting dose in the landmark Scandinavian Simvastatin Survival Study, which demonstrated a 42% reduction in the risk of coronary death in people with high cholesterol and heart disease.

Earlier this year, the FDA approved 'Zocor' to reduce the risk of stroke or transient ischemic attacks (mini-strokes) in patients with high cholesterol and heart disease. The reduction in strokes is consistent with the concept that atherosclerosis is a broad vascular disease that affects more than just the vessels in the heart.

Together, 'Zocor' and 'Mevacor', Merck's other cholesterol-lowering medicine, hold more than a 40 percent share of the statin market worldwide. The cholesterol-lowering market continues to grow rapidly, driven primarily by growth of about 30 percent annually in the statin category. Yet today, even in the key U.S. market, only about one-third of potential patients are receiving treatment.

*The calculations of basic earnings per share, consistent with the calculation of earnings per share reported in the second quarter and first half of 1997, were $1.11/+16% and $2.08/+16%, respectively.

**'Cozaar' and 'Hyzaar' are registered trademarks of E.I. du Pont de Nemours and Company, Wilmington, DE, USA.

Merck's angiotensin converting enzyme (ACE) inhibitors, 'Vasotec' and 'Prinivil', continue to be among the world's most widely prescribed branded anti-hypertensives. Together, they hold about 30 percent of the worldwide market for ACE inhibitors. In the United States, 'Vasotec' is the leading ACE inhibitor and the only one indicated for high blood pressure, asymptomatic left ventricular dysfunction and heart failure. 'Vasotec' is also the only ACE inhibitor indicated to reduce deaths due to symptomatic heart failure, regardless of the underlying cause. 'Prinivil', with its convenient once daily dosing in hypertension, heart failure, and acute myocardial infarction, continues to demonstrate growth well above the overall ACE market.

Prescriptions for 'Fosamax', Merck's medicine to treat and prevent postmenopausal osteoporosis and reduce the risk of fractures due to osteoporosis, continue to show strong growth. A new United States law requiring national, standard Medicare coverage for bone mass measurement tests -- the most reliable assessment of the risk of osteoporotic fracture -- went into effect July 1. The Bone Mass Measurement Standardization Act broadens access to bone mass measurement tests for many of the 20 million women in the United States at risk for osteoporosis. This law marks a significant event in the field of osteoporosis because it reflects the U.S. government's recognition that osteoporosis is a serious disease that afflicts a large population of Americans.

Merck's oral angiotensin II antagonist, 'Cozaar', the first in this class of antihypertensive drugs, is now approved in 75 countries. Physicians continue to adopt 'Cozaar' faster than any new antihypertensive launched in this decade because of its excellent tolerability profile and proven efficacy in treating high blood pressure. 'Cozaar' and its companion agent, 'Hyzaar' ('Cozaar' in combination with the diuretic hydrochlorothiazide), have been prescribed for more than 3 million patients. 'Cozaar' also has received a new indication for heart failure in 10 countries, including Germany and Spain, and applications for this indication are pending in other countries outside the United States. 'Cozaar' is the only product in its class cleared for use in heart failure in any market.

'Crixivan', Merck's protease inhibitor for the treatment of HIV infection, remains the world's most widely prescribed protease inhibitor. It is sold in more than 80 countries. New two-year data from a study demonstrated sustained anti-HIV effects of 'Crixivan' in triple combination with AZT and 3TC in suppressing HIV to below the level of detection in 78 percent of patients (25/32). Early results released two years ago from the same study, which demonstrated the value of 'Crixivan' in triple combination therapy, helped revolutionize the treatment of HIV and marked a turning point in the battle against AIDS.

'Varivax', the first and only chickenpox vaccine available in the United States, continued its strong growth, with many states adopting requirements for vaccination prior to school and daycare entry. Sales of 'Vaqta', Merck's vaccine to help prevent hepatitis A, also continued to grow.

'Singulair', Merck's new once-a-day tablet to treat chronic asthma in adults and children aged six and older, has been launched in 20 countries, including the United States, United Kingdom, France and Germany. In addition, the medicine has received medical clearance in 19 countries. In clinical studies, 'Singulair' improved asthma control in many patients by significantly decreasing asthma attacks, helping to prevent day- and night-time asthma symptoms, and reducing reliance on bronchodilators. It also allowed many patients to gradually reduce their use of inhaled steroids.

'Propecia', the first and only tablet to treat male pattern baldness, was launched in January in the United States. The first phase of the direct to consumer campaign, which began in April, generated a significant increase in new prescriptions.

In April, the FDA cleared Merck's combination product 'Cosopt' for the reduction of elevated intraocular pressure in patients with open-angle glaucoma or ocular hypertension who do not respond adequately to beta-blockers alone. 'Cosopt' is a combination of 'Timoptic' and 'Trusopt'; both Merck medicines are leading therapies in their product categories. The new medicine is also cleared for marketing in Denmark and Mexico.

Merck's "platelet blocker" 'Aggrastat' was launched in the United States in May. It is the first drug in its class approved for the treatment of acute coronary syndrome, including patients presenting with unstable angina/non-Q-wave myocardial infarction who are managed medically and those undergoing angioplasty or atherectomy. 'Aggrastat' also has been launched in Switzerland and was approved by regulatory agencies in Germany and Mexico.

'Maxalt', Merck's new acute treatment for migraine headache, has been launched in the United States, United Kingdom, the Netherlands and Mexico. In clinical studies, 'Maxalt' provided effective relief of the debilitating headache pain and other symptoms such as nausea and sensitivity to light and noise that often accompany a migraine attack. 'Maxalt' is the first and only migraine medicine available in both conventional tablets and convenient, rapidly dissolving wafers, which disintegrate within seconds on the tongue without liquids.

On May 26, 1998, the Board of Directors declared a quarterly dividend of 45 cents per share of common stock for the third quarter of 1998. On July 28, 1998, the Board of Directors declared a quarterly dividend of 54 cents per share of common stock for the fourth quarter of 1998. The Company's total dividends paid during 1998 will be $1.89 per share, a 12% increase over the amount paid in 1997.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement No. 133 is effective for fiscal years beginning after June 15, 1999, however, application of the Statement is permitted as of the beginning of any fiscal quarter after issuance. The impact of adopting Statement No. 133 on the Company's financial statements has not yet been determined, nor has the timing or method of adoption.

On July 1, 1998, the Company and Astra AB completed the restructuring of their 50-50 joint venture, Astra Merck, Inc. (AMI), whereby AMI's business was combined with Astra's wholly owned subsidiary, Astra USA Inc., to form a new U.S. limited partnership named Astra Pharmaceuticals LP. Merck will maintain a limited partner interest in the new partnership. The new agreement is accretive to Merck immediately and is expected to provide ongoing revenue and income for at least 10 years based on sales of current and pipeline AMI products and certain Astra USA products. Astra has the right to buy out Merck's interest in these products in 2008, 2012 or 2016, except that Merck's interest in the gastrointestinal medicines 'Prilosec' and perprazole may continue until 2017.

Also on July 1, 1998, the Company sold its one-half interest in The DuPont Merck Pharmaceutical Company (DMPC) to DuPont for $2.6 billion in cash. DMPC was not significant to the Company's financial position or results of operations.

On July 28, 1998, the Board of Directors approved a new $5 billion stock repurchase program to begin upon completion of the 1997 program.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

This report and other written reports and oral statements made from time to time by the Company may contain so-called "forward-looking statements," all of which are subject to risks and uncertainties. One can identify these forward-looking statements by their use of words such as "expects," "plans," "will," "estimates," "forecasts," "projects," and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company's growth strategy, financial results, product approvals and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company's forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially.

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

Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Annual Meeting of Stockholders held on April 28, 1998, and received the votes set forth below:

1. All of the following persons nominated were elected to serve as directors and received the number of votes set opposite their respective names:

                                                For                   Withheld
                                                ---                   --------
         Sir Derek Birkin                    970,577,651              17,279,139
         William G. Bowen                    973,294,245              14,562,545
         Carolyne K. Davis                   973,313,891              14,542,899
         Lloyd C. Elam                       973,037,425              14,819,365

2. A proposal to ratify the appointment of independent public accountants received 978,808,207 votes FOR and 1,704,550 votes AGAINST, with 7,344,033 abstentions.

3. A stockholder proposal concerning annual election of directors received 359,145,389 votes FOR and 415,966,999 votes AGAINST, with 26,380,136 abstentions and 186,364,266 broker non-votes.

Item 5. Other Information

Under rules recently adopted by the Securities and Exchange Commission, if a shareholder notifies the Company after February 2, 1999 of an intent to present a proposal at the Company's 1999 Annual Meeting, the Company will have the right to exercise its discretionary voting authority with respect to such proposal, if presented at the meeting, without including information regarding such proposal in its proxy materials. Stockholder proposals to be presented at the 1999 Annual Meeting must be received by the Company on or before November 19, 1998 for inclusion in the proxy statement and proxy card relating to that meeting.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         Number            Description                                           Method of Filing

         2.1               Master Restructuring Agreement dated as of            Filed with this document
                           June 19, 1998 between Astra AB, Merck & Co., Inc.,
                           Astra Merck Inc., Astra USA, Inc., KB USA, L.P.,
                           Astra Merck Enterprises Inc., KBI Sub Inc., Merck
                           Holdings, Inc. and Astra Pharmaceuticals, L.P.
                           (Portions of this Exhibit are subject to a
                           request for confidential treatment filed with the
                           Commission)

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



         10.1              Amended and Restated License and Option               Filed with this document
                           Agreement dated as of July 1, 1998 between
                           Astra AB and Astra Merck Inc.

         10.2              KBI Shares Option Agreement dated as of               Filed with this document
                           July 1, 1998 by and among Astra AB, Merck &
                           Co., Inc. and Merck Holdings, Inc.

(a)      Exhibits (continued)

         Number            Description                                           Method of Filing

         10.3              KBI-E Asset Option Agreement dated as of              Filed with this document
                           July 1, 1998 by and among Astra AB, Merck & Co.,
                           Inc., Astra Merck Inc. and Astra Merck Enterprises
                           Inc.

         10.4              KBI Supply Agreement dated as of July 1,              Filed with this document
                           1998 between Astra Merck Inc. and Astra
                           Pharmaceuticals, L.P.
                           (Portions of this Exhibit are subject to a
                           request for confidential treatment filed with
                           the Commission)

         10.5              Second Amended and Restated Manufacturing             Filed with this document
                           Agreement dated as of July 1, 1998 among
                           Merck & Co., Inc., Astra AB, Astra Merck Inc.
                           and Astra USA, Inc.

         10.6              Limited Partnership Agreement dated as of July 1,     Filed with this document
                           1998 between KB USA, L.P. and KBI Sub Inc.

         10.7              Distribution Agreement dated as of July 1, 1998       Filed with this document
                           between Astra Merck Enterprises Inc. and Astra
                           Pharmaceuticals, L.P.

         10.8              Agreement to Incorporate Defined Terms dated as       Filed with this document
                           of June 19, 1998 between Astra AB, Merck & Co., Inc.,
                           Astra Merck Inc., Astra USA, Inc., KB USA, L.P.,
                           Astra Merck Enterprises Inc., KBI Sub Inc.,
                           Merck Holdings, Inc. and Astra Pharmaceuticals, L.P.

         12                Computation of Ratios of Earnings to                  Filed with this document
                           Fixed Charges

         27                Financial Data Schedule                               Filed with this document

         In accordance with Item 601(b)(2) of Regulation S-K, certain of the schedules and exhibits referenced in exhibit 2.1 to this Form 10-Q have not been filed as part of such exhibit. The Registrant agrees to furnish supplementally a copy of such omitted schedules and exhibits to the Commission upon request.

(b)      Reports on Form 8-K

         During the three-month period ending June 30, 1998, the Company filed two Current Reports on Form 8-K under Item 5--Other Events:

         (i) In a report dated May 19, 1998 and filed May 28, 1998, the Company announced that it had reached an agreement with DuPont to sell its one-half interest in The DuPont Merck Pharmaceutical Company to DuPont for $2.6 billion in cash.

         (ii) In a report dated June 19, 1998 and filed June 24, 1998, the Company announced that it had signed a definitive agreement with Astra AB under which their 50-50 joint venture, Astra Merck Inc., will be restructured.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MERCK & CO., INC.

Date:  August 11, 1998               /s/ Mary M. McDonald
                                     --------------------
                                     MARY M. MCDONALD
                                     Senior Vice President and General Counsel

Date:  August 11, 1998               /s/ Peter E. Nugent
                                     -------------------
                                     PETER E. NUGENT
                                     Vice President, Controller

                                  EXHIBIT INDEX

Exhibits

Number   Description

2.1 Master Restructuring Agreement dated as of June 19, 1998 between Astra AB, Merck & Co., Inc., Astra Merck Inc., Astra USA, Inc., KB USA, L.P., Astra Merck Enterprises Inc., KBI Sub Inc., Merck Holdings, Inc. and Astra Pharmaceuticals, L.P. (Portions of this Exhibit are subject to a request for confidential treatment filed with the Commission)

3(a)     Restated Certificate of Incorporation of Merck & Co., Inc. (May 6,
         1992)
         - Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1992

3(b)     By-Laws of Merck & Co., Inc. (as amended effective February 25, 1997)
         - Incorporated by reference to Form 10-Q Quarterly Report for the period ended March 31, 1997

10.1 Amended and Restated License and Option Agreement dated as of July 1, 1998 between Astra AB and Astra Merck Inc.

10.2 KBI Shares Option Agreement dated as of July 1, 1998 by and among Astra AB, Merck & Co., Inc. and Merck Holdings, Inc.

10.3 KBI-E Asset Option Agreement dated as of July 1, 1998 by and among Astra AB, Merck & Co., Inc., Astra Merck Inc. and Astra Merck Enterprises Inc.

10.4 KBI Supply Agreement dated as of July 1, 1998 between Astra Merck Inc. and Astra Pharmaceuticals, L.P. (Portions of this Exhibit are subject to a request for confidential treatment filed with the Commission)

10.5 Second Amended and Restated Manufacturing Agreement dated as of July 1, 1998 among Merck & Co., Inc., Astra AB, Astra Merck Inc. and Astra USA, Inc.

10.6 Limited Partnership Agreement dated as of July 1, 1998 between KB USA, L.P. and KBI Sub Inc.

10.7 Distribution Agreement dated as of July 1, 1998 between Astra Merck Enterprises Inc. and Astra Pharmaceuticals, L.P.

10.8 Agreement to Incorporate Defined Terms dated as of June 19, 1998 between Astra AB, Merck & Co., Inc., Astra Merck Inc., Astra USA, Inc., KB USA, L.P., Astra Merck Enterprises Inc., KBI Sub Inc.,
         Merck Holdings, Inc. and Astra Pharmaceuticals, L.P.

12       Computation of Ratios of Earnings to Fixed Charges

27       Financial Data Schedule

         In accordance with Item 601(b)(2) of Regulation S-K, certain of the schedules and exhibits referenced in exhibit 2.1 to this Form 10-Q have not been filed as part of such exhibit. The Registrant agrees to furnish supplementally a copy of such omitted schedules and exhibits to the Commission upon request.