Form 10-Q/A
period 1998-06-30
MERCK & CO INC
filed 1998-10-16
CIK 64978

================================================================================







                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549



                                  ------------



                                   FORM 10-Q/A



                     AMENDMENT TO FORM 10-Q QUARTERLY REPORT
                  FOR THE QUARTERLY PERIOD ENDED June 30, 1998


                           COMMISSION FILE NO. 1-3305


                    Filed pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934



                                  ------------



                                MERCK & CO., Inc.
                                  P.O. Box 100
                                 One Merck Drive
                    Whitehouse Station, New Jersey 08889-0100
                                 (908) 423-1000






================================================================================

                                 Amendment No. 1



               The purpose of this amendment is to file a version of the Master Restructuring Agreement dated as of June 19, 1998 between Astra AB, Merck & Co., Inc., Astra Merck Inc., Astra USA, Inc., KB USA, L.P., Astra Merck Enterprises Inc., KBI Sub Inc., Merck Holdings, Inc. and Astra Pharmaceuticals, L.P. that contains certain information in Sections 3.7 (a) and (b) and Schedule 3.7 thereof that was omitted from the version filed on August 12, 1998 with the Form 10-Q for the quarter ended June 30, 1998 pursuant to a request for confidential treatment under Rule 24b-2.


         Exhibit                                                  Method of
         Number              Description                            Filing
         -------             -----------                          ---------

          2.1       - Master Restructuring Agreement             Filed with
                      (Portions of this Exhibit are            this Form 10-Q/A
                      subject to a request for
                      confidential treatment filed
                      with the Commission)

                            -------------------------


                                   Signatures


               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                           MERCK & CO., INC.


Date: October 16, 1998                   /s/ Mary M. McDonald
                                         --------------------
                                         MARY M. MCDONALD
                                         Sr. Vice President and General Counsel



Date: October 16, 1998                   /s/ Peter E. Nugent
                                         -------------------
                                         PETER E. NUGENT
                                         Vice President, Controller

                                  EXHIBIT INDEX
                                  -------------


Exhibit
Number                   Description
-------                  -----------


  2.1      Master Restructuring Agreement (Portions of this
           Exhibit are subject to a request for confidential treatment filed with the Commission)