Form 10-Q
period 1998-09-30
MERCK & CO INC
filed 1998-11-12
CIK 64978

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q




(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________ to _____________


                           Commission File No. 1-3305


                                MERCK & CO., INC.
                                  P. O. Box 100
                                 One Merck Drive
                       Whitehouse Station, N.J. 08889-0100
                                 (908) 423-1000

Incorporated in New Jersey                   I.R.S. Employer Identification
                                             No. 22-1109110



The number of shares of common stock outstanding as of the close of business on October 31, 1998:

   Class                                Number of Shares Outstanding

   Common Stock                                  1,191,062,739

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                          Yes  X                    No

Part I - Financial Information



                       MERCK & CO., INC. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED STATEMENT OF INCOME
                       THREE MONTHS AND NINE MONTHS ENDED
                           SEPTEMBER 30, 1998 AND 1997
                    ($ in millions except per share amounts)


                                                           Three Months                          Nine Months
                                                        Ended September 30                   Ended September 30
                                                      1998              1997               1998                1997
                                                      ----              ----               ----                ----
Sales                                              $  6,838.3        $  5,927.7         $ 19,367.5         $ 17,404.8
                                                   ----------        ----------         ----------         ----------

Costs, Expenses and Other

  Materials and production                            3,544.1           2,991.0           10,163.1            8,721.6

  Marketing and administrative                        1,087.2           1,048.4            3,141.2            3,153.2

  Research and development                              450.4             424.7            1,279.9            1,189.8

  Acquired research                                   1,039.5                --            1,039.5                 --

  Equity income from affiliates                        (210.5)           (262.6)            (707.7)            (536.4)

  Gains on sales of businesses                       (2,147.7)           (213.4)          (2,147.7)            (213.4)

  Other (income) expense, net                           360.0             244.7              422.6              299.4
                                                   ----------        ----------         ----------         ----------
                                                      4,123.0           4,232.8           13,190.9           12,614.2
                                                   ----------        ----------         ----------         ----------

Income Before Taxes                                   2,715.3           1,694.9            6,176.6            4,790.6

Taxes on Income                                       1,348.3             497.7            2,329.1            1,418.7
                                                   ----------        ----------         ----------         ----------
Net Income                                         $  1,367.0        $  1,197.2         $  3,847.5         $  3,371.9
                                                   ==========        ==========         ==========         ==========


Basic Earnings per Common Share                    $     1.15        $      .99         $     3.23         $     2.79

Earnings per Common Share Assuming Dilution        $     1.12        $      .97         $     3.14         $     2.72

Dividends Declared per Common Share                $      .54        $      .45         $     1.44         $     1.29

               The accompanying notes are an integral part of this
                       consolidated financial statement.

                       MERCK & CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                     SEPTEMBER 30,1998 AND DECEMBER 31, 1997
                                 ($ in millions)


                                                                September 30     December 31
                                                                    1998              1997
                                                                    ----              ----
ASSETS
  Current Assets
    Cash and cash equivalents                                   $   2,429.3      $   1,125.1
    Short-term investments                                          1,585.2          1,184.2
    Accounts receivable                                             3,086.2          2,876.7
    Inventories                                                     2,366.5          2,145.1
    Prepaid expenses and taxes                                        865.7            881.9
                                                                -----------      -----------

      Total current assets                                         10,332.9          8,213.0
                                                                -----------      -----------

  Investments                                                       3,276.6          2,533.4

  Property, Plant and Equipment, at cost,
    net of allowance for depreciation of
    $3,883.8 in 1998 and $3,423.2 in 1997                           7,324.0          6,609.4

  Goodwill and Other Intangibles,
    net of accumulated amortization of
    $1,029.4 in 1998 and $815.8 in 1997                             8,377.6          6,780.5

  Other Assets                                                      1,845.9          1,675.6
                                                                -----------      -----------

                                                                $  31,157.0      $  25,811.9
                                                                ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
     Accounts payable and accrued liabilities                   $   3,339.4      $   3,268.9
     Loans payable and current portion of long-term debt              868.0            902.5
     Income taxes payable                                             949.3            859.6
     Dividends payable                                                640.1            537.6
                                                                -----------      -----------

       Total current liabilities                                    5,796.8          5,568.6
                                                                -----------      -----------

  Long-Term Debt                                                    2,725.9          1,346.5
                                                                -----------      -----------

  Deferred Income Taxes and Noncurrent Liabilities                  6,432.1          5,098.9
                                                                -----------      -----------

  Minority Interests                                                3,641.4          1,184.4
                                                                -----------      -----------

  Stockholders' Equity
  Common stock
    Authorized - 2,700,000,000 shares
    Issued     - 1,483,925,990 shares                               5,493.6          5,254.0
  Retained earnings                                                19,423.4         17,291.5
  Accumulated other comprehensive income                               30.8             27.9
                                                                -----------      -----------
                                                                   24,947.8         22,573.4
  Less treasury stock, at cost
    302,879,678 shares - 1998
    290,277,526 shares - 1997                                      12,387.0          9,959.9
                                                                -----------      -----------

      Total stockholders' equity                                   12,560.8         12,613.5
                                                                -----------      -----------

                                                                $  31,157.0      $  25,811.9
                                                                ===========      ===========

               The accompanying notes are an integral part of this
                       consolidated financial statement.

                       MERCK & CO., INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 ($ in millions)


                                                                                   Nine Months
                                                                                Ended September 30
                                                                               1998             1997
                                                                               ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
Income before taxes                                                         $ 6,176.6         $ 4,790.6
Adjustments to reconcile income before taxes to cash provided from operations before taxes:
  Acquired research                                                           1,039.5                --
  Gains on sales of businesses                                               (2,147.7)           (213.4)
  Depreciation and amortization                                                 763.0             629.3
  Other                                                                         316.7             419.3
  Net changes in assets and liabilities                                        (444.7)           (399.0)
                                                                            ---------         ---------
CASH PROVIDED BY OPERATING ACTIVITIES BEFORE TAXES                            5,703.4           5,226.8
INCOME TAXES PAID                                                            (1,639.0)           (866.2)
                                                                            ---------         ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     4,064.4           4,360.6
                                                                            ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                         (1,297.5)           (989.5)
Purchase of securities, subsidiaries and other investments                  (21,671.1)        (19,003.7)
Proceeds from sale of securities, subsidiaries and other investments         19,964.6          18,036.8
Proceeds from sales of businesses                                             2,586.2             910.0
Other                                                                           423.3             (46.3)
                                                                            ---------         ---------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                  5.5          (1,092.7)
                                                                            ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings                                            (465.6)            239.6
Proceeds from issuance of debt                                                1,879.3             646.0
Payments on debt                                                                (87.1)           (351.5)
Purchase of treasury stock                                                   (2,770.9)         (1,526.6)
Dividends paid to stockholders                                               (1,613.1)         (1,497.8)
Redemption of preferred stock of subsidiary                                        --          (1,000.0)
Other                                                                           290.0             203.7
                                                                            ---------         ---------
NET CASH USED BY FINANCING ACTIVITIES                                        (2,767.4)         (3,286.6)
                                                                            ---------         ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                      1.7             (51.9)
                                                                            ---------         ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          1,304.2             (70.6)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                1,125.1           1,352.4
                                                                            ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $ 2,429.3         $ 1,281.8
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

2. On July 1, 1998, the Company sold its one-half interest in The DuPont Merck Pharmaceutical Company (DMPC), its joint venture with E.I. du Pont de Nemours and Company (DuPont), to DuPont for $2.6 billion in cash, resulting in a pretax gain of $2.15 billion ($1.25 billion after tax). The joint venture was not significant to the Company's financial position or results of operations. This gain was substantially offset on an after-tax basis by a $1.04 billion pretax and after-tax charge for acquired research (see Note 3) and $338.6 million of pretax other nonrecurring charges ($193.1 million after tax) included in Other (income) expense, net. (See Note 8.)

3. On July 1, 1998, the Company and Astra AB (Astra) completed the restructuring of the ownership and operations of their Astra Merck Inc.
         (AMI) joint venture whereby the Company acquired Astra's interest in AMI, renamed KBI Inc. (KBI) effective August 26, 1998, for consideration totaling $3.1 billion, including approximately $700.0 million in cash and assumption of a $2.4 billion preferred stock obligation to Astra with a dividend rate of 5% per annum, which is included in Minority interests in the consolidated financial statements. KBI's net operating assets, excluding certain product rights, were then combined with the net assets of Astra's wholly owned subsidiary, Astra USA, Inc., to form a new U.S. limited partnership named Astra Pharmaceuticals, L.P. in which Merck maintains a limited partner interest. For a franchise fee payment of $230.0 million, which is being amortized into income over 10 years on a straight-line basis, the partnership became the exclusive distributor of the products for which KBI retained rights. Merck earns certain partnership returns as well as ongoing revenue based on sales of current and future KBI products. The partnership returns include a priority return, a fixed return and certain variable returns which, in part, are based upon sales of certain former Astra USA, Inc. products. The fixed return represents accretion of the carrying value of Merck's limited partnership interest from its initial carrying value up to its liquidating net worth, which is being recognized into income over 10 years on a straight-line basis. For a payment of $443.0 million, which is being deferred, Astra purchased an option to buy Merck's interest in the KBI products in 2008, 2012 or 2016, excluding Merck's interest in the gastrointestinal medicines 'Prilosec' and perprazole.

         The Company's acquisition of Astra's interest in AMI for $3.1 billion was accounted for under the purchase method and, accordingly, 100% of KBI's results of operations have been included with the Company's since July 1, 1998. Pro forma information is not provided as the impact of the transaction does not have a material effect on the Company's reported results for 1998 and 1997. The purchase price was allocated based upon the fair values of the portion of assets and liabilities acquired as determined by an independent appraisal. Purchase price allocations resulted in the recognition of goodwill and other intangibles, principally U.S. patent rights on in-line products, totaling $1.8 billion, to be amortized on a straight-line basis over periods up to 20 years. The Company also recorded a $1.04 billion charge for acquired research associated with products in development and U.S. rights to future Astra products which have not yet entered development for which, at the acquisition date, commercial viability had not been established.

4.       Inventories consisted of:


                                             ($ in millions)
                                         September 30    December 31
                                             1998            1997
                                             ----            ----
Finished goods                             $1,496.1        $1,230.6
Raw materials and work in process             801.4           849.7
Supplies                                       69.0            64.8
                                           --------        --------
  Total (approximates current cost)         2,366.5         2,145.1
Reduction to LIFO cost                           --              --
                                           --------        --------
                                           $2,366.5        $2,145.1
                                           ========        ========

5. In February 1998, the Company issued $500.0 million of 30-year senior notes under the 1997 shelf registration, bearing a coupon of 6.4% payable semiannually. The remaining capacity under the shelf is $1.2 billion. In July 1998, the Company issued a $1.38 billion 6.0% 40-year term note to Astra which is subject to repayment at par upon certain events in which Astra acquires product rights held by KBI.
         (See Note 3.)

6. The Company, along with numerous other defendants, is a party in several antitrust actions brought by retail pharmacies and consumers, alleging conspiracies in restraint of trade and challenging pricing and/or purchasing practices, one of which has been certified as a federal class action and a number of which have been certified as state class actions. In 1996, the Company and several other defendants finalized an agreement to settle the federal class action alleging conspiracy, which represents the single largest group of retail pharmacy claims, pursuant to which the Company would pay $51.8 million, payable in four equal annual installments, the last of which will be paid in January 1999. The Company has not engaged in any conspiracy, and no admission of wrongdoing was made nor was included in the final agreement, which was entered into in order to avoid the cost of litigation and the risk of an inaccurate adverse verdict by a jury presented with a case of this size and complexity. While it is not feasible to predict or determine the final outcome of these proceedings, management does not believe that they should result in a materially adverse effect on the Company's financial position, results of operations or liquidity.

7.       Sales consisted of:


                                                                        ($ in millions)
                                                         Three Months                        Nine Months
                                                       Ended September 30                Ended September 30
                                                      1998             1997            1998              1997
                                                      ----             ----            ----              ----
          Elevated cholesterol                      $ 1,180.1       $ 1,163.6        $ 3,382.6        $ 3,397.1
          Hypertension/heart failure                    935.9           939.8          3,083.3          2,822.6
          Anti-ulcerants                                273.4           297.8            823.4            861.9
          Vaccines/biologicals                          251.0           236.2            654.0            570.3
          Osteoporosis                                  192.0           139.4            539.4            368.6
          Antibiotics                                   167.7           188.6            538.8            578.9
          Human immunodeficiency virus (HIV)            156.4           133.1            491.5            397.1
          Ophthalmologicals                             153.0           162.1            451.5            476.1
          Animal health/crop protection                    --            63.5               --            546.2
          Other Merck products                          615.8           214.9          1,000.7            448.3
          Merck-Medco                                 2,913.0         2,388.7          8,402.3          6,937.7
                                                    ---------       ---------        ---------        ---------
                                                    $ 6,838.3       $ 5,927.7        $19,367.5        $17,404.8
                                                    =========       =========        =========        =========

         In July 1997, the Company sold its crop protection business to Novartis. In August 1997, the Company and Rhone-Poulenc combined their animal health and poultry genetics businesses to form Merial Limited, a fully integrated, stand-alone joint venture, equally owned by each party. Other Merck products include sales of other human pharmaceuticals, continuing sales to divested businesses and pharmaceutical and animal health supply sales to the Company's joint ventures and, as of July 1, 1998, increased revenues from supply sales to Astra Pharmaceuticals, L.P. (See Note 3.)

8.       Other (income) expense, net, consisted of:


                                                                                 ($ in millions)
                                                                     Three Months                  Nine Months
                                                                  Ended September 30            Ended September 30
                                                                 1998            1997          1998           1997
                                                                 ----            ----          ----           ----
          Interest income                                      $(100.0)        $(57.5)       $(225.6)       $(162.8)
          Interest expense                                        56.9           33.9          138.8           89.8
          Exchange (gains) losses                                 (9.7)           3.4          (22.4)          (9.7)
          Minority interests                                      19.6           40.6           84.8          113.2
          Amortization of goodwill and other intangibles          84.3           48.5          180.8          144.6
          Other, net                                             308.9          175.8          266.2          124.3
                                                               -------         ------        -------         ------
                                                               $ 360.0         $244.7        $ 422.6         $299.4
                                                               =======         ======        =======         ======

         Minority interests include third parties' share of exchange gains and losses arising from translation of the financial statements into U.S. dollars.

         Increased amortization of goodwill and other intangibles for the three- and nine-month periods ended September 30, 1998 reflects amortization of goodwill and other intangibles associated with the restructuring of the ownership and operations of AMI. (See Note 3.)

         Other, net, for the three- and nine-month periods ended September 30, 1998 includes $338.6 million of nonrecurring charges, primarily for environmental remediation costs and asset write-offs, principally deferred start-up costs.

         Interest paid for the nine-month periods ended September 30, 1998 and 1997 was $97.0 million and $84.5 million, respectively.

9. Income taxes paid for the nine-month periods ended September 30, 1998 and 1997 were $1,639.0 million and $866.2 million, respectively.

10. The net income effect of dilutive securities was not significant to the Company's calculation of Earnings per common share assuming dilution. A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:



                                                                                      ($ in millions)
                                                                         Three Months                    Nine Months
                                                                       Ended September 30            Ended September 30
                                                                       1998          1997           1998            1997
                                                                       ----          ----           ----            ----
          Average common shares outstanding                          1,188.4        1,205.8        1,192.3        1,207.2
          Common shares issuable(1)                                     30.7           30.1           31.1           30.8
                                                                     -------        -------        -------        -------
          Average common shares outstanding assuming dilution        1,219.1        1,235.9        1,223.4        1,238.0
                                                                     =======        =======        =======        =======
         (1) Issuable primarily under stock option plans.

11. Effective January 1, 1998, the Company adopted the provisions of Statement No. 130, Reporting Comprehensive Income, which modifies the financial statement presentation of comprehensive income and its components. Upon adoption of this Statement, the accumulated net unrealized gain on the Company's available-for-sale investments of $27.9 million at December 31, 1997 was reclassified from Retained earnings to a separate component of Stockholders' equity.

         Comprehensive income for the three months ended September 30, 1998 and 1997, representing all changes in Stockholders' equity during the period other than changes resulting from the Company's stock, was $1,371.3 million and $1,187.9 million, respectively. Comprehensive income for the nine months ended September 30, 1998 and 1997 was $3,850.4 million and $3,367.0 million, respectively.

12. Legal proceedings to which the Company is a party are discussed in Part 1 Item 3, Legal Proceedings, in the Annual Report on Form 10-K. Current developments are discussed in Part II of this filing.

             MANAGEMENT'S ANALYSIS OF INTERIM FINANCIAL INFORMATION

Earnings per share for the third quarter of 1998 were $1.12, an increase of 15% over the third quarter of 1997. Third quarter net income increased 14% to $1,367.0 million. Sales for the quarter were $6.8 billion, up 15% from the same period last year.

For the first nine months, earnings per share were $3.14, an increase of 15% from the first nine months of 1997. Net income was $3,847.5 million for the first nine months of 1998, an increase of 14% from the first nine months of 1997. Sales rose 11% to $19.4 billion.

Sales growth for the quarter and the first nine months of 1998 was affected by the formation of the Merial joint venture and divestiture of the crop protection business, both in the third quarter of 1997. Adjusting for these effects, sales increased 16% for the third quarter and 14% for the first nine months of 1998 (including a 6 point and a 2 point increase attributable to the restructuring of the ownership and operations of Astra Merck Inc. (AMI) for the third quarter and nine months, respectively). (See Notes 3 and 7 to the consolidated financial statements for further information.)

Sales growth for the quarter and the first nine months of 1998 was led by the established major products and newer products, including those launched this year, as well as growth from the Merck-Medco Managed Care business and the effect of the AMI restructuring. Solid volume gains in both domestic and international operations contributed to the third quarter results.

Foreign exchange reduced the third quarter sales growth by two percentage points, the same effect as reported in the second quarter of 1998. Excluding exchange and including the effect of the AMI restructuring, sales of Merck human health products increased 17% for the third quarter and 12% for the nine months.

Income growth for the first nine months was driven by solid sales volume gains as well as the effects of ongoing cost controls and productivity improvements in manufacturing, selling and general and administrative expenses.

In the third quarter of 1998, the Company recorded a pretax gain of $2.15 billion ($1.25 billion after tax) on the sale of its one-half interest in The DuPont Merck Pharmaceutical Company (DMPC), its joint venture with E.I. du Pont de Nemours and Company. (See Note 2 to the consolidated financial statements for further information.) This gain was substantially offset on an after-tax basis by a $1.04 billion pretax and after-tax charge for acquired research in connection with the restructuring of the ownership and operations of AMI (see
Note 3 to the consolidated financial statements for further information) and $338.6 million of pretax other nonrecurring charges ($193.1 million after tax). These other charges, which are included in Other (income) expense, net, were primarily for environmental remediation costs and asset write-offs, principally deferred start-up costs which were expensed in accordance with the Company's third quarter adoption of Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities."

The growth in pretax income for the third quarter was affected by the gain on sale of the Company's one-half interest in DMPC net of the nonrecurring charges. However, the net increase in pretax growth related to these nonrecurring items was substantially offset by an increase in the Company's effective tax rate principally due to the nondeductibility of the charge for acquired research and the tax impact of the DMPC-related gain.

Results for the first nine months were paced by sales volume gains of established products, including 'Zocor' and 'Prinivil' and the newer products 'Cozaar'*, 'Hyzaar'*, 'Fosamax', 'Crixivan', and hepatitis and other viral vaccines. Also contributing to the volume growth were 'Singulair', 'Propecia', 'Maxalt', 'Cosopt' and 'Aggrastat', all launched in 1998. Prescription volume growth in the Merck-Medco Managed Care business also contributed to the sales increase for the first nine months.

'Zocor' continues its strong volume growth and continues to be the most widely used cholesterol-lowering medicine worldwide. In July, the FDA approved a new 80 mg tablet of 'Zocor', which lowered LDL ("bad") cholesterol in clinical studies by a mean of 47 percent. In addition, the official prescribing information for 'Zocor' in the United States was changed to recommend the 20 mg tablet as the usual starting dose. This year the FDA also approved 'Zocor' to reduce the risk of stroke or transient ischemic attacks (mini-strokes) in patients with high cholesterol and heart disease.




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

Merck's angiotensin converting enzyme (ACE) inhibitors, 'Vasotec' and 'Prinivil', continue to be among the world's most widely prescribed branded anti-hypertensives. Together, they hold about 30 percent of the worldwide market for ACE inhibitors. In the United States, 'Vasotec' is the leading ACE inhibitor and the only one indicated for high blood pressure, asymptomatic left ventricular dysfunction and heart failure. 'Vasotec' is also the only ACE inhibitor indicated to reduce deaths due to symptomatic heart failure, regardless of the underlying cause. 'Prinivil', with its convenient once daily dosing in hypertension, heart failure and acute myocardial infarction, continues to demonstrate growth well above the overall ACE market.

Merck's oral angiotensin II antagonist, 'Cozaar', the first in this new class of antihypertensive drugs, is now approved in 78 countries. Recent approvals include Japan, where the medicine was launched in August as the first angiotension II antagonist in that important market. Physicians continue to adopt 'Cozaar' faster than any new antihypertensive launched in this decade because of its excellent tolerability profile and proven efficacy in treating high blood pressure. 'Cozaar' along with its companion agent, 'Hyzaar' ('Cozaar' in combination with a low dose of the diuretic hydrochlorothiazide), have been prescribed for more than 7 million patients worldwide. 'Cozaar' has also been approved for the treatment of heart failure in 11 countries to date, including Germany and Spain, and applications for this indication are pending in other countries outside the United States. 'Cozaar' is the only product in its class cleared for use in the treatment of heart failure in any market.

'Fosamax', Merck's medicine to treat and prevent postmenopausal osteoporosis and reduce the risk of fractures due to osteoporosis, is now the leading nonhormonal treatment for osteoporosis worldwide. A recent study showed that adding 'Fosamax' to the treatment regimen when a woman is taking hormone therapy was effective in building bone and was generally well tolerated in treating postmenopausal osteoporosis.

'Crixivan', Merck's protease inhibitor for the treatment of HIV infection, is sold in more than 80 countries. Results from Merck's study, published in the July issue of the Journal of the American Medical Association, showed sustained anti-HIV effects of 'Crixivan' in triple combination with AZT and 3TC in nearly 80 percent of patients at 100 weeks of treatment. The Merck study is the longest reported combination study with a protease inhibitor to date.

'Singulair', Merck's new once-a-day tablet to treat chronic asthma in adults and children aged six and older, has been launched in 29 countries, including the United States, the United Kingdom, Spain, Germany, Sweden and Denmark. In clinical studies, 'Singulair' has improved asthma control in many patients by significantly decreasing asthma attacks, helping to prevent day- and night-time asthma symptoms, and reducing reliance on bronchodilators. It also has allowed many patients to gradually reduce their use of inhaled steroids.

'Propecia', the first and only oral tablet to treat male pattern hair loss, had its first major launch in January in the United States. It also has been launched in 11 other countries and launches are pending in 11 more. In clinical studies, 83 percent of men maintained their current hair count and 66 percent grew visible new hair.

'Maxalt', Merck's new acute treatment for migraine headache, has been launched in the United States, the United Kingdom, Sweden, Denmark, Germany, the Netherlands and Mexico. 'Maxalt' provides fast and effective relief of the debilitating headache pain and other symptoms such as nausea and sensitivity to light and noise that often accompany a migraine attack. 'Maxalt' is the first and only migraine medicine available in both conventional tablets and convenient, rapidly dissolving oral tablets, which disintegrate within seconds on the tongue without liquids.

In April, the FDA cleared Merck's combination product 'Cosopt' for the reduction of elevated intraocular pressure in patients with open-angle glaucoma or ocular hypertension who do not respond adequately to beta-blockers alone. 'Cosopt' is a combination of 'Timoptic' and 'Trusopt'; both Merck medicines are leading therapies in their product categories.

Merck's "platelet blocker" 'Aggrastat' was launched in the United States in May. It is the first drug in its class approved for the treatment of acute coronary syndrome, including patients presenting with unstable angina/non-Q-wave myocardial infarction who are managed medically and those undergoing angioplasty or atherectomy. 'Aggrastat' also has been launched in Switzerland, Germany and Mexico.

Working capital at September 30, 1998 was affected by the proceeds from the sale of the Company's one-half interest in DMPC and proceeds from the issuance of a $1.38 billion 40-year note to Astra AB. (See Note 5 to the consolidated financial statements for further information.) These proceeds were used, in part, to fund a portion of the Company's stock repurchase program and for other general corporate purposes. During the first nine months of 1998, the Company purchased 22.1 million of its shares at a total cost of $2.8 billion, of which
15.7 million shares at a total cost of $2.0 billion were purchased during the third quarter.

On July 28, 1998, the Board of Directors approved a new $5 billion stock repurchase program to begin upon the completion of the 1997 program.

The continued efficient operation of the Company's business will be dependent upon the ability of its systems to process date sensitive information in the Year 2000. As a result, the Company implemented a program in 1996 to inventory all critical systems, assess the impact of Year 2000 noncompliance, develop plans to remediate or replace non-compliant systems and assess the readiness of key third parties. The inventory and assessment phases are complete for internal information technology (IT) systems and the Company expects to complete remediation or replacement of 80% of non-compliant systems by December 31, 1998. The evaluation and remediation phases for non-IT systems (e.g. building, process and factory control systems) are currently underway. Although the Company has designed these programs to properly prepare its systems for the Year 2000, there can be no assurances that the Company will not experience business disruptions or incur material costs caused by the failure to detect and remediate all instances of Year 2000 noncompliance in its systems. Failure to complete these programs as planned could result in the corruption of data, hardware or equipment failures or the inability to manufacture products or conduct other business activities, all of which could have a material impact on the Company's business, results of operations or financial position. Contingency plans (including the substitution of systems, use of manual methods and other means to prevent the failure of critical systems from having a material effect on the Company) are currently being developed.

In addition to risks associated with internal systems, the Company has relationships with, and is to varying degrees dependent upon, third parties that provide us with information, goods and services. These include financial institutions, suppliers, vendors, research partners and governmental entities, as well as customers and distributors. If significant numbers of these third parties experience failures in their systems due to Year 2000 noncompliance, it could affect the Company's ability to process transactions, manufacture products, or engage in other business activities. While some of these risks are outside of our control, the Company has instituted programs, including internal records review and the use of external questionnaires, to identify key third parties, assess their level of Year 2000 compliance, update contracts and address any noncompliance issues.

All aspects of the Company's Year 2000 program are expected to be completed by the end of the third quarter 1999. Total costs to resolve the Year 2000 issue are not expected to be material to the Company's financial position, results of operations or cash flows.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires adoption by fiscal 2000. The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. The timing of adoption and effect on the Company's financial position or results of operations have not yet been determined.

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

Part II - Other Information

Item 1. Legal Proceedings

In November 1994, the Company, along with other pharmaceutical manufacturers and pharmaceutical benefits managers ("PBMs"), received a notice from the Federal Trade Commission ("FTC") that the FTC intended to investigate agreements, alliances, activities and acquisitions involving pharmaceutical manufacturers and PBMs. On August 27, 1998, the FTC accepted, subject to final approval, an Agreement containing Consent Order ("Agreement") with the Company and Merck-Medco in resolution of the investigation as to the Company and Merck-Medco.

The Agreement formalizes the policies and practices the Company and Merck-Medco voluntarily adopted over three years ago governing the operation of their businesses. The Agreement will not affect how the Company and Merck-Medco currently compete in the marketplace, serve their customers and conduct business with third parties. Accordingly, the Company does not believe that the Agreement will have a material adverse effect on the Company's financial position, liquidity or results of operations.

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

             12               Computation of Ratios of Earnings to                       Filed with this document
                               Fixed Charges

             27               Financial Data Schedule                                    Filed with this document

(b)          Reports on Form 8-K

         During the three-month period ending September 30, 1998, no current reports on Form 8-K were filed.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  MERCK & CO., INC.



Date:  November 11, 1998          /s/ Mary M. McDonald
                                  ---------------------------------------------
                                  MARY M. MCDONALD
                                  Senior Vice President and General Counsel


Date:  November 11, 1998          /s/ Peter E. Nugent
                                  ---------------------------------------------
                                  PETER E. NUGENT
                                  Vice President, Controller

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