Form 10-K405
period 1998-12-31
MERCK & CO INC
filed 1999-03-24
CIK 64978

    As filed with the Securities and Exchange Commission on March 24, 1999
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)

         Annual Report Pursuant to Section 13 or 15(d) of the Securities
     [X] Exchange Act of 1934
         For the Fiscal Year Ended December 31, 1998

                                      or

         Transition Report Pursuant to Section 13 or 15(d) of the Securities
     [_] Exchange Act of 1934
         For the transition period from ______ to ______

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

                                                 Name of Each Exchange
           Title of Each Class                    on which Registered
               Common Stock                 New York and Philadelphia Stock
            ($0.01 par value)                         Exchanges

   Number of shares of Common Stock ($0.01 par value) outstanding as of February 26, 1999: 2,362,986,851.

   Aggregate market value of Common Stock ($0.01 par value) held by non-affiliates on December 31, 1998 based on closing price on February 26, 1999: $192,283,000,000.

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

                 Document                          Part of Form 10-K
    Annual Report to stockholders for                Parts I and II
            the fiscal year
         ended December 31, 1998
      Proxy Statement for the Annual                    Part III
              Meeting of
    Stockholders to be held April 27,
                 1999
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     PART I

Item 1. Business.

   Merck & Co., Inc. (the "Company") is a global research-driven pharmaceutical company that discovers, develops, manufactures and markets a broad range of human and animal health products, directly and through its joint ventures, and provides pharmaceutical benefit services through Merck-Medco Managed Care, L.L.C. ("Merck-Medco"). The Company's operations are principally managed on a products and services basis and are comprised of two reportable segments: Merck Pharmaceutical and Merck-Medco. Merck Pharmaceutical products consist of therapeutic agents, sold by prescription, for the treatment of human disorders. Merck-Medco revenues are derived from the filling and management of prescriptions and health management programs.

   The following table shows the sales of various categories of the Company's products and services:

   ($ in millions)                                  1998      1997      1996
   ---------------                                --------- --------- ---------
   Elevated cholesterol.......................... $ 4,694.1 $ 4,672.3 $ 4,055.9
   Hypertension/heart failure....................   4,213.5   3,855.0   3,452.6
   Anti-ulcerants................................   1,113.5   1,184.4   1,033.5
   Vaccines/biologicals..........................     846.7     733.6     586.8
   Osteoporosis..................................     775.2     532.1     281.8
   Antibiotics...................................     743.3     774.9     822.3
   Human immunodeficiency virus ("HIV")..........     676.3     581.7     187.8
   Ophthalmologicals.............................     630.7     639.1     643.6
   Animal health/crop protection.................       --      550.0   1,044.1
   Other Merck products..........................   1,603.2     673.5     562.3
   Merck-Medco...................................  11,601.7   9,440.3   7,158.0
                                                  --------- --------- ---------
     Total....................................... $26,898.2 $23,636.9 $19,828.7
                                                  ========= ========= =========

   Human health products include therapeutic agents within the Merck Pharmaceutical segment, sold by prescription for the treatment of human disorders, as well as preventive agents (vaccines/biologicals). Among these are elevated cholesterol products, which include Zocor (simvastatin) and Mevacor (lovastatin); hypertension/heart failure products which include Vasotec (enalapril maleate), the largest-selling product among this group, Cozaar (losartan potassium), Hyzaar (losartan potassium and hydrochlorothiazide), Prinivil (lisinopril) and Vaseretic (enalapril maleate and hydrochlorothiazide); anti-ulcerants, of which Pepcid (famotidine) is the largest-selling; vaccines/biologicals, of which M-M-R II (measles, mumps and rubella virus vaccine live), Recombivax HB (hepatitis B vaccine [recombinant]) and Varivax (varicella virus vaccine live [Oka/Merck]), a live virus vaccine for the prevention of chickenpox, are the largest-selling; osteoporosis, which is comprised of Fosamax (alendronate sodium), for treatment and prevention in postmenopausal women; antibiotics, of which Primaxin (imipenem and cilastatin sodium) and Noroxin (norfloxacin) are the largest-selling; human immunodeficiency virus, which includes Crixivan (indinavir sulfate), a protease inhibitor for the treatment of human immunodeficiency viral infection in adults; and ophthalmologicals, of which Timoptic (timolol maleate), Timoptic-XE (timolol maleate ophthalmic gel forming solution) and Trusopt (dorzolamide hydrochloride) are the largest selling.

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

   Other Merck products include sales of Proscar (finasteride), which provides long-term disease management of symptomatic benign prostate enlargement ("BPH"), Singulair (montelukast sodium), for the prevention and chronic treatment of asthma in adults and children aged six years and above, Maxalt (rizatriptan benzoate), an anti-migraine treatment, Propecia (finasteride), which treats male pattern hair loss and Aggrastat (tirofiban hydrochloride), a platelet blocker, for treatment of acute coronary syndrome, and other human pharmaceuticals within the Merck Pharmaceutical segment, continuing sales to divested businesses, pharmaceutical and animal health supply sales to the Company's joint ventures and, as of July 1, 1998, supply sales to Astra Pharmaceuticals, L.P. Also included in this category are rebates and discounts on Company pharmaceutical products.

   Merck-Medco primarily includes Merck-Medco sales of non-Merck products and Merck-Medco pharmaceutical benefit services, principally managed prescription drug programs and programs to help manage patient health.

   In 1997, the Company acquired Istituto Gentili S.p.A., a privately-held Italian pharmaceutical company that owned the intellectual property rights for alendronate, which is marketed in the United States by the Company as Fosamax.

   Propecia, which treats male pattern hair loss, was introduced in the United States and 11 other countries in 1998, with launches pending in 13 more. In 1998 and through February 1999, Cozaar received regulatory approval for a new heart failure indication in 16 countries, bringing the number of countries that have approved this indication to 18, and approvals are pending in other markets. In February 1998, the U.S. Food and Drug Administration ("FDA") cleared Singulair, a once-a-day oral leukotriene D4 receptor antagonist, for marketing in the United States for the prevention and chronic treatment of asthma in adults and children aged six years and above. Singulair has now been launched in 38 countries including the United States, the United Kingdom, Spain, Germany, Sweden and Denmark. In March 1998, the FDA granted traditional approval for Crixivan in combination with antiretroviral agents for the treatment of HIV infection (in 1996, the FDA granted an accelerated approval for Crixivan for treatment of HIV infection). In March 1999, the FDA approved a new 333 mg capsule strength of Crixivan and a new unit dose (blister) package for existing 400 mg capsules. In March 1998, the FDA cleared Proscar for marketing to reduce the need for BPH-related surgery and the risk of developing acute urinary retention. In April 1998, the FDA approved an expanded indication for Zocor to reduce the risk of first stroke or transient ischemic attack in people with high cholesterol and coronary heart disease. In July 1998, the FDA approved an 80 mg tablet of Zocor. In addition, the prescribing information for Zocor in the United States has been changed to recommend the 20 mg tablet as the usual starting dose. In April 1998, the FDA granted marketing clearance for Cosopt (dorzolamide hydrochloride and timolol maleate ophthalmic solution), which is indicated for the reduction of elevated intraocular pressure in patients who do not respond adequately to beta-blockers alone. In May 1998, the FDA approved Aggrastat, a platelet blocker, for marketing in the United States for the treatment of acute coronary syndrome, including patients with unstable angina/non-Q-wave myocardial infarction who are managed medically and those undergoing angioplasty or atherectomy. Aggrastat has been launched in eight countries, including the United States, Switzerland, Germany and Mexico. In June 1998, the FDA approved for marketing in the United States, Maxalt, a new oral anti-migraine treatment. Maxalt is now marketed in 11 countries, including the United States, the United Kingdom, Sweden, the Netherlands and Mexico. In February 1999, Mexico became the first country to grant marketing clearance to Vioxx (rofecoxib), a once-daily, anti-inflammatory COX-2 specific inhibitor for the treatment of osteoarthritis and relief of pain, and other regulatory approvals are pending worldwide, including in the United States where the Company filed a New Drug Application ("NDA") with the FDA on November 23, 1998. On January 11, 1999, the FDA assigned a six-month priority review to the Company's NDA for Vioxx. In February 1999, the Company received confirmation that the FDA's Arthritis Advisory Committee meeting for Vioxx has been scheduled for April 20, 1999. In March 1999, the FDA approved a new use for Mevacor to reduce the risk of first heart attack, unstable angina and coronary revascularization procedures in people without symptoms of cardiovascular disease, with average to moderately elevated levels of total and LDL cholesterol and below average HDL cholesterol.

   Divestitures -- In July 1997, the Company sold its crop protection business to Novartis for $910.0 million.

   In July 1998, the Company sold its one-half interest in The Dupont Merck Pharmaceutical Company, its joint venture with E.I. du Pont de Nemours and Company ("DuPont"), to DuPont for $2.6 billion in cash.

   These businesses were not significant to the Company's financial position, liquidity or results of operations.

   Joint Venture -- In 1982, the Company entered into an agreement with Astra AB ("Astra") to develop and market Astra products in the United States. In 1993, the Company's total sales of Astra products reached a level that triggered the first step in the establishment of a joint venture business carried on by Astra Merck Inc. ("AMI"), in which the Company and Astra each owned a 50% share. The joint venture, formed in November 1994, developed and marketed most of Astra's new prescription medicines in the United States. Joint venture sales consisted primarily of Prilosec (omeprazole), the first of a class of medications known as proton pump inhibitors which slows the production of acid from the cells of the stomach lining. In December 1996, the FDA cleared Prilosec for use as initial therapy in the treatment of heartburn and other symptoms associated with gastroesophageal reflux disease.

   On July 1, 1998, the Company and Astra completed the restructuring of the ownership and operations of the joint venture whereby the Company acquired Astra's interest in AMI, renamed KBI Inc. ("KBI"), for consideration totaling $3.1 billion. KBI's net operating assets, excluding certain product rights, were then combined with the net assets of Astra's wholly owned subsidiary, Astra USA, Inc., to form a new U.S. limited partnership named Astra Pharmaceuticals, L.P. in which the Company maintains a limited partner interest. For a franchise fee payment of $230.0 million, the partnership became the exclusive distributor of the products for which KBI retained rights. The Company earns certain partnership returns as well as ongoing revenue based on sales of current and future KBI products. The partnership returns include a priority return, a fixed return and certain variable returns which are based, in part, upon sales of certain former Astra USA, Inc. products. The fixed return represents accretion of the carrying value of the Company's limited partnership interest from its initial carrying value up to its liquidating net worth, which is being recognized into income over 10 years on a straight-line basis. For a payment of $443.0 million, Astra purchased an option to buy the Company's interest in the KBI products in 2008, 2012 or 2016, excluding the Company's interest in the gastrointestinal medicines Prilosec and perprazole.

   In December 1998, Astra announced plans to merge with Zeneca Group Plc. If this proposed merger is completed, Astra will be required to make one-time payments to the Company totaling approximately $1.8 billion for the relinquishment of certain rights, including option rights to future Astra products with no existing or pending U.S. patents at the time of the merger. This merger would also trigger a partial redemption of the Company's limited partnership interest in 2008. Furthermore, upon completion of the merger, Astra's option to buy the Company's interest in the KBI products would be exercisable only in 2010 and the Company would obtain the right to require Astra to purchase such interest in 2008.

   In 1989, the Company formed a joint venture with Johnson & Johnson to develop, market and manufacture consumer healthcare products in the United States. In April 1995, the joint venture obtained FDA clearance in the United States for marketing Pepcid AC (famotidine), an over-the-counter form of the Company's ulcer medication Pepcid. This 50% owned joint venture was expanded into Europe in 1993, and Canada in 1996. The European extension currently markets and sells over-the-counter pharmaceutical products in France, Germany, Italy, Spain and the United Kingdom.

   In 1991, the Company and DuPont entered into a joint venture to form a worldwide pharmaceutical company for the research, marketing, manufacturing and sale of pharmaceutical and imaging agent products. DuPont contributed its entire worldwide pharmaceutical and radiopharmaceutical imaging agents businesses and provided administrative services. The Company contributed cash and European marketing rights to several of its prescription medicines and provided research and development and international industry expertise. In January 1995, the joint venture began co-promotion of the Company's prescription medicines, Prinivil and Prinzide (lisinopril and hydrochlorothiazide), in the United States. As discussed above under "Divestitures," in July 1998, the Company sold its one-half interest in the joint venture to DuPont for $2.6 billion in cash.

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

   In 1995, Merck-Medco entered into a joint venture with Wyeth-Ayerst Laboratories, a division of American Home Products Corporation, to develop, market and implement health management programs for certain conditions, including several involving women's health. This joint venture was dissolved by the parties effective February 1999.

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

   Competition -- The markets in which the Company's pharmaceutical business is conducted are highly competitive and, in many cases, highly regulated. Such competition involves an intensive search for technological innovations and the ability to market these innovations effectively. With its long-standing emphasis on research and development, the Company is well prepared to compete in the search for technological innovations. Additional resources to meet competition include quality control, flexibility to meet exact customer specifications, an efficient distribution system and a strong technical information service. The Company is active in acquiring and marketing products through joint ventures and licenses and has been expanding its sales and marketing efforts to further address changing industry conditions. However, the introduction of new products and processes by competitors may result in price reductions and product replacements, even for products protected by patents. For example, the number of compounds available to treat diseases typically increases over time and has resulted in slowing the growth in sales of certain of the Company's products.

   In addition, particularly in the area of human pharmaceutical products, legislation enacted in all states allows, encourages or, in a few instances, in the absence of specific instructions from the prescribing physician, mandates the use of "generic" products (those containing the same active chemical as an innovator's product) rather than "brand-name" products. Governmental and other pressures toward the dispensing of generic products have significantly reduced the sales of certain of the Company's products no longer protected by patents, such as Moduretic (amiloride HCl and hydrochlorothiazide), Clinoril (sulindac) and Aldomet (methyldopa), and slowed the growth of certain other products.

   See also the description of the effect upon competition of the Drug Price Competition and Patent Term Restoration Act of 1984 ("PTRA") on page 8.

   It is generally the Company's position to limit the net weighted average price changes for all human health products in the United States to the projected general rate of inflation as measured by the U.S. Consumer Price Index, given stable markets and government policies that foster innovation.

   Merck-Medco's pharmacy benefit management business is highly competitive. Merck-Medco competes with other pharmacy benefit managers, insurance companies and other providers of health care and/or administrators of healthcare programs. Merck-Medco competes primarily on the basis of its ability to design and administer innovative programs that help plan sponsors provide high-quality, affordable prescription drug care and health management services to health plan members. Merck-Medco dispenses prescription drugs from its national network of mail service pharmacies, manages prescriptions dispensed through a national network of participating retail pharmacies and implements health management programs to help its clients provide better care for patients with high-cost, high-risk conditions.

   Distribution -- The Company sells its human health products to drug wholesalers and retailers, hospitals, clinics, government agencies and managed healthcare providers such as health maintenance organizations and other institutions. The Company's professional representatives communicate the effectiveness, safety and value of the Company's products to healthcare professionals in private practice, group practices and managed-care organizations. Merck-Medco sells its pharmaceutical benefit management services to corporations, labor unions, insurance companies, Blue Cross/Blue Shield organizations, government agencies, federal and state employee plans, health maintenance and other similar organizations.

   Raw Materials -- Raw materials and supplies are normally available in quantities adequate to meet the needs of the Company's business.

   Government Regulation and Investigation -- The pharmaceutical industry is subject to global regulation by regional, country, state and local agencies. Of particular importance is the FDA in the United States, which administers requirements covering the testing, approval, safety, effectiveness, manufacturing, labeling and marketing of prescription pharmaceuticals. In many cases, the FDA requirements have increased the amount of time and money necessary to develop new products and bring them to market in the United States. In 1997, the Food and Drug Administration Modernization Act was passed and was the culmination of a comprehensive legislative reform effort designed to streamline regulatory procedures within the FDA and to improve the regulation of drugs, medical devices, and food. The legislation was principally designed to ensure the timely availability of safe and effective drugs and biologics by expediting the premarket review process for new products. A key provision of the legislation is the re-authorization of the Prescription Drug User Fee Act of 1992, which permits the continued collection of user fees from prescription drug manufacturers to augment FDA resources earmarked for the review of human drug applications. This helps provide the resources necessary to ensure the prompt approval of safe and effective new drugs.

   In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. Although a reform bill has not been enacted at the federal level, some states have passed reform legislation and further federal and state developments are expected. Although the Company is well positioned to respond to evolving market forces, it cannot predict the outcome or effect of legislation resulting from these reform efforts.

   For many years, the pharmaceutical industry and the pharmacy benefits management business has been under federal and state oversight with the new drug approval system, drug safety, advertising and promotion, drug purchasing and reimbursement programs and formularies variously under review. The Company believes that it will continue to be able to conduct its operations, including the introduction of new drugs to the market, in this regulatory environment. One type of federal initiative to contain federal healthcare spending is the prospective or "capitated" payment system, first implemented to reduce the rate of growth in Medicare reimbursement to hospitals. Such a system establishes in advance a flat rate for reimbursement for health care for those patients for whom the payer is fiscally responsible. This type of payment system and other cost containment systems are now widely used by public and private payers and have caused hospitals, health maintenance organizations and other customers of the Company to be more cost-conscious in their treatment decisions, including decisions regarding the medicines to be made available to their patients. The Company continues to work with private and federal employers to slow increases in healthcare costs. Further, the Company's efforts to demonstrate that its medicines can help save costs in other areas, and pricing flexibility across its product portfolio, have encouraged the use of the Company's medicines and have helped offset the effects of increasing cost pressures.

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

   The Omnibus Budget Reconciliation Act of 1993 established a new Federal Vaccines for Children entitlement program, under which the U.S. Centers for Disease Control and Prevention ("CDC") funds and purchases recommended pediatric vaccines at a capped public sector price for the immunization of Medicaid-eligible, uninsured, native American and certain underinsured children. The Company was awarded eight CDC contracts in 1998 for the supply of its pediatric vaccines for this program.

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

   In addition, countries within the EU, recognizing the economic importance of the research-based pharmaceutical industry and the value of innovative medicines, are working with industry and the European Commission on proposals for market deregulation.

   The Company is subject to the jurisdiction of various regulatory agencies and is, therefore, subject to potential administrative actions. Such actions may include seizures of products and other civil and criminal sanctions. Under certain circumstances, the Company on its own may deem it advisable to initiate product recalls. Although it is difficult to predict the ultimate effect of these activities and legislative, administrative and regulatory requirements and proposals, the Company believes that its development of new and improved products should enable it to compete effectively within this environment.

   There are extensive federal and state regulations applicable to the practice of pharmacy and the administration of managed healthcare programs. Each state in which Merck-Medco operates a pharmacy has laws and regulations governing its operation and the licensing of and standards of professional practice by its pharmacists. These regulations are issued by an administrative body in each state (typically, a pharmacy board), which is empowered to impose sanctions for noncompliance. The policies and procedures of the Company comply with these regulations.

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

   Patent portfolios developed for products introduced by the Company normally provide marketing exclusivity. Patents are in effect for the following major products in the United States: Aggrastat, Cosopt, Chibroxin (norfloxacin), Cozaar, Crixivan, Fosamax, Hyzaar, Maxalt, Mefoxin (cefoxitin sodium), Mevacor, Noroxin, PedvaxHIB (Haemophilus b conjugate vaccine), Pepcid, Primaxin, Prinivil, Prinzide, Propecia, Proscar, Recombivax HB, Sinemet CR (carbidopa and levodopa), Singulair, Timoptic-XE, Trusopt, Vaseretic, Vasotec, Zocor and Prilosec (which was developed jointly by the Company and Astra and is supplied exclusively to Astra Pharmaceuticals, L.P.). The lisinopril products (which include Prinivil) and Sinemet CR are subject to agreements with third parties and are not marketed exclusively by the Company.

   Several products will face expiration of product patents in the United States and other countries in the near term, including Pepcid (U.S. - 2000), Vasotec (U.S. - 2000), Mevacor (U.S. - 2001), Prinivil/Prinzide (U.S. - 2001) and Vaseretic (U.S. - 2001). In addition, Prilosec will face expiration of a product patent in 2001. In the aggregate, domestic sales of these products represent 22% of the Company's human health sales for 1998. The Company expects a significant decline in these sales in the years 2000 through 2002 upon the loss of market exclusivity. With the exception of Prilosec, for which the Company has U.S. rights only, a decline is also expected in the Company's European sales for these products in the years 2000 through 2005 upon the loss of market exclusivity in European countries throughout this period. These sales represent 7% of the Company's human health sales for 1998.

   Product patent protection in the United States has expired for the following human and animal pharmaceutical products: Aldomet, Aldoril (methyldopa and hydrochlorothiazide), Amprol (amprolium), Blocadren (timolol maleate), Clinoril, Decadron (dexamethasone), Diuril (chlorothiazide), Dolobid (diflunisal), Flexeril (cyclobenzaprine hydrochloride), HydroDiuril (hydrochlorothiazide), Indocin (indomethacin), Ivomec (ivermectin), certain ivermectin-containing animal health products, Moduretic, Sinemet (carbidopa and levodopa), TBZ and Thibenzole (thiabendazole), Timoptic and Timolide (timolol maleate and hydrochlorothiazide).

   While the expiration of a product patent normally results in the loss of market exclusivity for the covered product, commercial benefits may continue to be derived from: (i) later-granted patents on processes and intermediates related to the most economical method of manufacture of the active ingredient of such product; (ii) patents relating to the use of such product; (iii) patents relating to novel compositions and formulations; and (iv) in the United States, market exclusivity that may be available under federal law. The effect of product patent expiration also depends upon many other factors such as the nature of the market and the position of the product in it, the growth of the market, the complexities and economics of the process for manufacture of the active ingredient of the product and the requirements of new drug provisions of the Federal Food, Drug and Cosmetic Act or similar laws and regulations in other countries.

   The PTRA in the United States permits restoration of up to five years of the patent term for new products to compensate for patent term lost during the regulatory review process. Additionally, under the PTRA new chemical entities approved after September 24, 1984 receive a period of five years exclusivity from the date of NDA approval, during which time an "abbreviated NDA" or "paper NDA" may not be submitted to the FDA. Similarly, in the case of non-new chemical entities approved after September 24, 1984, the applications for which include the new data of clinical investigations conducted or sponsored by the applicant essential to approval, no abbreviated NDA or paper NDA may become effective before three years from NDA approval. However, the PTRA has also resulted in a general increase in the number and use of generic products marketed in the United States because the regulatory requirements for approval of generic versions of off-patent pioneer drugs have significantly lessened. Additionally, the PTRA has increased the incentive for abbreviated NDA applicants to challenge the validity of U.S. patents claiming pioneer drugs because such a challenge could result in an earlier effective approval date for the generic version of the pioneer drug and a six-month period during which other generic versions of the pioneer drug could not be marketed.

   In 1997, the Food and Drug Administration Modernization Act was passed. The Act includes a Pediatric Exclusivity Provision that may provide an additional six months of market exclusivity in the United States for indications of new or currently marketed drugs, if certain agreed upon pediatric studies are completed by the applicant.

   In Japan, a patent term restoration law enacted in 1988 provides, under specific conditions, up to five years of additional patent life for pharmaceuticals. In 1992, the Council of the European Communities published a regulation which created supplementary protection certificates for medicinal products. Thus, as of January 1993, certain medicinal products sold in the EU became eligible for up to five years of market exclusivity after patent expiration. However, this market exclusivity will expire throughout the EU 15 years after the first product approval in the EU. In February 1993, Canada enacted Bill C91 which significantly modified Canadian patent law by eliminating compulsory licensing of pharmaceutical products after December 20, 1991. Thus, patented pharmaceutical products are entitled to a 20-year patent life in Canada.

   The North American Free Trade Agreement was passed in November 1993. Pursuant to the agreement, Mexico improved its patent law to meet international standards and to provide full patent protection to pharmaceutical products. The General Agreement on Tariffs and Trade ("GATT") negotiations were concluded in December 1993 and the U.S. implementing legislation was enacted in December 1994. The required changes in U.S. law became effective in June 1995. The GATT implementing law changed the patent term of new inventions to 20 years from the date of patent filing. Existing patents were granted a patent term of the greater of 17 years from issue or 20 years from filing. Patents on several products of the Company obtained longer life as a result.

   The GATT agreement also requires countries to upgrade their intellectual property laws to meet minimum international standards and to provide full patent protection for pharmaceutical products not later than the end of a ten-year transition period. Many countries have upgraded or are in the process of upgrading their patent laws due to the GATT agreement.

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

   Royalties received during 1998 on patent and know-how licenses and other rights amounted to $107.6 million. The Company also paid royalties amounting to $234.6 million in 1998 under patent and know-how licenses it holds.

Research and Development

   The Company's business is characterized by the introduction of new products or new uses for existing products through a strong research and development program. Approximately 8,500 people are employed in the Company's research activities. Expenditures for the Company's research and development programs were $1,821.1 million in 1998, $1,683.7 million in 1997 and $1,487.3 million in 1996 and will be approximately $2.1 billion in 1999. The Company maintains its ongoing commitment to research over a broad range of therapeutic areas and clinical development in support of new products. Total expenditures for the period 1989 through 1998 exceeded $12.0 billion with a compound annual growth rate of 11%.

   The Company maintains a number of long-term exploratory and fundamental research programs in biology and chemistry as well as research programs directed toward product development. Projects related to human and animal health are being carried on in various fields such as bacterial and viral infections, cardiovascular functions, cancer, diabetes, pain and inflammation, ulcer therapy, kidney function, mental health, the nervous system, ophthalmic research, prostate therapy, the respiratory system, bone diseases, endoparasitic and ectoparasitic diseases, companion animal diseases and production improvement.

   In the development of human and animal health products, industry practice and government regulations in the United States and most foreign countries provide for the determination of effectiveness and safety of new chemical compounds through pre-clinical tests and controlled clinical evaluation. Before a new drug may be marketed in the United States, recorded data on the experience so gained are included in the NDA or the biological Product License Application to the FDA for the required approval. The development of certain other products is also subject to government regulations covering safety and efficacy in the United States and many foreign countries. There can be no assurance that a compound that is the result of any particular program will obtain the regulatory approvals necessary for it to be marketed.

   New product candidates resulting from this research and development program include Vioxx, a new anti-inflammatory product for the treatment of osteoarthritis and relief of pain, for which the Company filed an NDA with the FDA on November 23, 1998. On January 11, 1999, the FDA assigned a six-month priority review to the Company's NDA for Vioxx. In February 1999, the Company received confirmation that the FDA's Arthritis Advisory Committee meeting for Vioxx has been scheduled for April 20, 1999. Other products in development include an injectable antibiotic; an antifungal agent; an oral compound potentially useful for treatment of chemotherapy induced emesis; an oral compound potentially useful for the treatment of depression and other neuropsychiatric diseases; a second COX-2 specific inhibitor potentially useful for the treatment of osteoarthritis, rheumatoid arthritis and pain; and certain new vaccines.

   All product or service marks appearing in type form different from that of the surrounding text are trademarks or service marks owned by or licensed to Merck & Co., Inc., its subsidiaries or affiliates. Cozaar and Hyzaar are registered trademarks of E.I. du Pont de Nemours and Company, Wilmington, DE.

Employees

   At the end of 1998, the Company had 57,300 employees worldwide, with 35,900 employed in the United States, including Puerto Rico. Approximately 32% of the Company's worldwide employees are represented by various collective bargaining groups.

Environmental Matters

   The Company believes that it is in compliance in all material respects with applicable environmental laws and regulations. In 1998, the Company incurred capital expenditures of approximately $56.5 million for environmental protection facilities. Capital expenditures for this purpose are forecasted to exceed $550.0 million for the years 1999 through 2003. In addition, the Company's operating and maintenance expenditures for environmental protection facilities were approximately $83.4 million in 1998. Expenditures for this purpose for the years 1999 through 2003 are forecasted to exceed $484.0 million. The Company is also remediating environmental contamination resulting from past industrial activity at certain of its sites. Expenditures for remediation and environmental liabilities were $16.7 million in 1998, and are estimated at $220.0 million for the years 1999 through 2003. These amounts do not consider potential recoveries from insurers or other parties. The Company has taken an active role in identifying and providing for these costs; and, therefore, management does not believe that these expenditures should result in a materially adverse effect on the Company's financial position, results of operations, liquidity or capital resources.

Cautionary Factors that May Affect Future Results
(Cautionary Statements Under the Private Securities Litigation Reform Act of
1995)

   This report and other written reports and oral statements made from time to time by the Company may contain so-called "forward-looking statements," all of which are subject to risks and uncertainties. One can identify these forward-looking statements by their use of words such as "expects," "plans," "will," "estimates," "forecasts," "projects" and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company's growth strategy, financial results, product approvals and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company's forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially. Although it is not possible to predict or identify all such factors, they may include the following:

  . Generic competition as several products face expiration of product patents in the United States and other countries in the near term, including Pepcid (U.S. - 2000), Vasotec (U.S. - 2000), Mevacor (U.S. - 2001),
     Prinivil/Prinzide (U.S. - 2001) and Vaseretic (U.S. - 2001). In addition, Prilosec, which is supplied exclusively to Astra Pharmaceuticals, L.P., will face expiration of a product patent in 2001.

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

  . Legal factors, including product liability claims, antitrust litigation and investigations, environmental concerns and patent disputes with competitors, any of which could preclude commercialization of products or negatively affect the profitability of existing products.

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

Geographic Area and Segment Information

   The Company's operations outside the United States are conducted primarily through subsidiaries. Sales of the Company's human health products by subsidiaries outside the United States were 43% of the Company's human health sales in 1998, and 46% and 47% in 1997 and 1996, respectively. The 1998 percentage was affected by increased domestic supply sales to Astra Pharmaceuticals, L.P., as a result of the restructuring of AMI.

   The Company's worldwide business is subject to risks of currency fluctuations, governmental actions and other governmental proceedings abroad. The Company does not regard these risks as a deterrent to further expansion of its operations abroad. However, the Company closely reviews its methods of operations and adopts strategies responsive to changing economic and political conditions.

   Within the EU, there has been an evolution toward a single market in pharmaceuticals, for which Economic and Monetary Union ("EMU"), including the adoption of the euro as a single currency, marks an important step. The Company has recognized the strategic significance of this development and will adopt the euro in 1999 for use in EMU markets. In this way, the Company is demonstrating its support for the European Community's industrial policy. The Company is continually seeking to take advantage of these opportunities to improve the efficiency and productivity of its EU operations.

   In recent years, the Company has been expanding its operations in countries located in Latin America, the Middle East, Africa, Eastern Europe and Asia Pacific where changes in government policies and economic conditions are making it possible for the Company to earn fair returns. Business in these developing areas, while sometimes less stable, offers important opportunities for growth over time.

   Financial information about geographic areas and operating segments of the Company's business is incorporated by reference to page 51 of the Company's 1998 Annual Report to stockholders.

Other Matters

   The Company has developed and begun implementing a plan to ensure that its systems are compliant with the requirements to process transactions in the year 2000. The continued efficient operation of the Company's business will be dependent upon the ability of its systems to process date sensitive information in the Year 2000. As a result, the Company initiated a program in 1996 to inventory all critical systems, assess the impact of Year 2000 noncompliance, develop plans to remediate or replace noncompliant systems and assess the readiness of key third parties. The inventory and assessment phases are complete for internal information technology ("IT") systems and the Company is approximately 75% complete with the remediation phase as of December 31, 1998. The evaluation and remediation phases for non-IT systems (e.g. building, process and factory control systems) are currently underway. Although the Company has designed these programs to properly prepare its systems for the Year 2000, there can be no assurance that the Company will not experience business disruptions or incur material costs caused by the failure to detect and remediate all instances of Year 2000 noncompliance in its systems. Failure to complete these programs as planned could result in the corruption of data, hardware or equipment failures or the inability to manufacture products or conduct other business activities, all of which could have a material impact on the Company's business, results of operations or financial position. Contingency plans (including the substitution of systems, use of manual methods and other means to prevent the failure of critical systems from having a material effect on the Company) are under development, particularly for high risk areas such as those involving supplier and product management.

   In addition to risks associated with internal systems, the Company has relationships with, and is to varying degrees dependent upon, third parties that provide the Company with information, goods and services. These include financial institutions, suppliers, utilities, vendors, research partners and governmental entities, as well as customers and distributors. If a significant number of these third parties experience failures in their systems due to Year 2000 noncompliance, it could affect the Company's ability to process transactions, manufacture products or engage in other business activities. While some of these risks are outside of the Company's control, the Company has instituted programs, including internal records review and external questionnaires and supplier audits, to identify key third parties, assess their level of Year 2000 compliance, update contracts, develop supplier-based contingency plans and address any noncompliance issues.

   All critical aspects of the Company's Year 2000 compliance program are expected to be completed by the end of the third quarter 1999. Total costs to resolve the Year 2000 issue are not expected to be material to the Company's financial position, results of operations or cash flows.

Item 2. Properties.

   The Company's corporate headquarters is located in Whitehouse Station, New Jersey. The Company's pharmaceutical business is conducted through divisional headquarters located in Rahway, New Jersey and West Point, Pennsylvania. Principal research facilities for human and animal health products are located in Rahway and West Point. The Company also has production facilities for human and animal health products at nine locations in the United States and Puerto Rico. Branch warehouses provide services throughout the country. Outside the United States, through subsidiaries, the Company owns or has an interest in manufacturing plants or other properties in Australia, Canada, countries in Western Europe, Central and South America, Africa and Asia. Merck-Medco operates its primary businesses through its headquarters located in Montvale, New Jersey, and through owned or leased facilities in various locations throughout the United States.

   Capital expenditures for 1998 were $1,973.4 million compared with $1,448.8 million for 1997. In the United States, these amounted to $1,413.6 million for 1998 and $1,062.8 million for 1997. Abroad, such expenditures amounted to $559.8 million for 1998 and $386.0 million for 1997.

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

Item 3. Legal Proceedings.

   The Company, including Merck-Medco, is party to a number of antitrust suits, certain of which have been certified as class actions, instituted by most of the nation's retail pharmacies and consumers in several states, alleging conspiracies in restraint of trade and challenging the pricing and/or purchasing practices of the Company and Merck-Medco, respectively. A significant number of other pharmaceutical companies and wholesalers have also been sued in the same or similar litigation. These actions, except for several actions pending in state courts, have been consolidated for pre-trial purposes in the United States District Court for the

Northern District of Illinois. In 1996, the Company and several other defendants finalized an agreement to settle the federal class action alleging conspiracy, which represents the single largest group of retail pharmacy claims, pursuant to which the Company paid $51.8 million. Since that time, the Company has entered into other settlements on satisfactory terms. The Company has not engaged in any conspiracy and no admission of wrongdoing was made nor was included in the final agreements. While it is not feasible to predict the final outcome of these proceedings, in the opinion of the Company, such proceedings should not ultimately result in any liability which would have a materially adverse effect on the financial position, liquidity or results of operations of the Company.

   The Company is a party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund. These proceedings seek to require the operators of hazardous waste disposal facilities, transporters of waste to the sites and generators of hazardous waste disposed of at the sites to clean up the sites or to reimburse the government for cleanup costs. The Company has been made a party to these proceedings as an alleged generator of waste disposed of at the sites. In each case, the government alleges that the defendants are jointly and severally liable for the cleanup costs. Although joint and several liability is alleged, these proceedings are frequently resolved so that the allocation of cleanup costs among the parties more nearly reflects the relative contributions of the parties to the site situation. The Company's potential liability varies greatly from site to site. For some sites the potential liability is de minimis and for others the costs of cleanup have not yet been determined. While it is not feasible to predict the outcome of many of these proceedings brought by federal or state agencies or private litigants, in the opinion of the Company, such proceedings should not ultimately result in any liability which would have a materially adverse effect on the financial position, results of operations, liquidity or capital resources of the Company. The Company has taken an active role in identifying and providing for these costs and such amounts do not include any reduction for anticipated recoveries of cleanup costs from insurers, former site owners or operators or other recalcitrant potentially responsible parties.

   In November 1994, the Company, along with other pharmaceutical manufacturers and pharmaceutical benefits managers ("PBMs"), received a notice from the Federal Trade Commission ("FTC") that the FTC intended to investigate agreements, alliances, activities and acquisitions involving pharmaceutical manufacturers and PBMs. In August 1998, the Company and Merck-Medco reached an agreement with the FTC that resolves the investigation as to the Company and Merck-Medco. The agreement formalizes the policies and practices the Company and Merck-Medco voluntarily adopted over four years ago governing the operation of their businesses. The agreement will not affect how the Company and Merck-Medco currently compete in the marketplace, serve their customers or conduct business with third parties. Accordingly, the Company does not believe that the agreement will have a materially adverse effect on the Company's financial position, liquidity or results of operations.

   In March 1996, the Company, along with other pharmaceutical manufacturers, received a notice from the FTC that it was conducting an investigation into pricing practices. The Company has cooperated fully with the FTC in this investigation, and believes that it is currently operating in all material respects in accordance with applicable standards. Accordingly, although the Company cannot predict the outcome of this investigation, it does not believe it will have a materially adverse effect on the financial position, liquidity or results of operations of the Company.

   There are various other legal proceedings, principally product liability and intellectual property suits involving the Company, which are pending. While it is not feasible to predict the outcome of these proceedings, in the opinion of the Company, all such proceedings are either adequately covered by insurance or, if not so covered, should not ultimately result in any liability which would have a materially adverse effect on the financial position, liquidity or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

   Not applicable.

Executive Officers of the Registrant (as of March 1, 1999)

RAYMOND V. GILMARTIN -- Age 57

   November, 1994 -- Chairman of the Board, President and Chief Executive
   Officer

   June, 1994 -- President and Chief Executive Officer

   Prior to June, 1994, Mr. Gilmartin was Chairman, President and Chief Executive Officer (1992 to 1994) of Becton Dickinson and Company (medical supplies and devices and diagnostic systems).

DAVID W. ANSTICE -- Age 50

   January, 1997 -- President, Human Health-The Americas -- responsible for the Company's prescription drug business in the United States, Canada and Latin America and medical and scientific affairs

   September, 1994 -- President, Human Health-U.S./Canada -- responsible for the Company's prescription drug business in the United States and Canada, worldwide coordination of marketing policies and medical and scientific affairs

   January, 1994 -- President, Human Health Europe

PAUL R. BELL -- Age 53

   April, 1997 -- President, Human Health-Asia Pacific -- responsible for the Company's prescription drug business in the Far East, Australia, New Zealand and Japan

   March, 1994 -- Vice President and Managing Director -- Australia and New Zealand

CELIA A. COLBERT -- Age 42

   January, 1997 -- Vice President, Secretary and Assistant General Counsel

   November, 1993 -- Secretary and Assistant General Counsel

LINDA M. DISTLERATH -- Age 45

   January, 1999 -- Vice President, Public Affairs -- responsible for public affairs and The Merck Company Foundation (a not-for-profit charitable organization affiliated with the Company)

   October, 1997 -- Executive Director, Public Policy and Merck Research Laboratories (MRL) Public Affairs

   April, 1995 -- Executive Director, MRL Public Affairs

   October, 1990 -- Senior Director, Science & Technology Policy -- responsible for public policy strategies in support of the Company's research and development programs

CAROLINE DORSA -- Age 39

   February, 1999 -- Vice President and Treasurer -- responsible for the Company's treasury and tax functions

   January, 1997 -- Vice President and Treasurer

   January, 1994 -- Treasurer

R. GORDON DOUGLAS JR. -- Age 64

   April, 1991 -- President, Merck Vaccines

KENNETH C. FRAZIER -- Age 44

   January, 1999 -- Vice President and Deputy General Counsel

   January, 1997 -- Vice President, Public Affairs and Assistant General Counsel -- responsible for public affairs, corporate legal activities and The Merck Company Foundation (a not-for-profit charitable organization affiliated with the Company)

   April, 1994 -- Vice President, Public Affairs

   May, 1992 -- Vice President, General Counsel and Secretary, Astra/Merck Group (a joint venture affiliated with the Company)

RICHARD C. HENRIQUES JR. -- Age 43

   February, 1999 -- Vice President, Controller -- responsible for the Corporate Controller's Group and providing financial support for U.S. Human Health, Canada and Latin America (The Americas)

   January, 1998 -- Vice President & Controller, The Americas

   January, 1997 -- Controller, The Americas

   January, 1994 -- Controller, North America Pharmaceutical Care

BERNARD J. KELLEY -- Age 57

   December, 1993 -- President, Merck Manufacturing Division

JUDY C. LEWENT -- Age 50

   January, 1997 -- Senior Vice President and Chief Financial Officer --
    responsible for financial and corporate development functions, internal auditing and the Company's joint venture relationships

   September, 1994 -- Senior Vice President and Chief Financial Officer --
    responsible for financial and public affairs functions, The Merck Company Foundation (a not-for-profit charitable organization affiliated with the Company), internal auditing and the Company's joint venture relationships

   December, 1993 -- Senior Vice President and Chief Financial Officer (since January 1993) -- responsible for financial and public affairs functions and The Merck Company Foundation

PER G. H. LOFBERG -- Age 51

   December, 1995 -- President, Merck-Medco Managed Care, L.L.C., a wholly-owned subsidiary of the Company

   January, 1994 -- President, Merck-Medco Managed Care Division

MARY M. MCDONALD -- Age 54

   January, 1999 -- Senior Vice President and General Counsel -- responsible for legal, public affairs and human resources functions and The Merck Company Foundation (a not-for-profit charitable organization affiliated with the Company)

   January, 1997 -- Senior Vice President and General Counsel -- responsible for legal and public affairs functions and The Merck Company Foundation

   January, 1993 -- Senior Vice President and General Counsel

PETER E. NUGENT -- Age 56

   Vice President, retiring effective May 1, 1999

   September, 1993 to February, 1999 -- Vice President, Controller

EDWARD M. SCOLNICK -- Age 58

   September, 1994 -- Executive Vice President, Science and Technology and President, Merck Research Laboratories (MRL) -- responsible for worldwide research function and activities of Merck Manufacturing Division (MMD), computer resources and corporate licensing

   December, 1993 -- Executive Vice President, Science and Technology and President, MRL -- responsible for worldwide research function and activities of MMD and computer resources

BENNETT M. SHAPIRO -- Age 59

   September, 1990 -- Executive Vice President, Worldwide Basic Research, Merck Research Laboratories

PER WOLD-OLSEN -- Age 51

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

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

   The information required for this item is incorporated by reference to pages 39 and 54 of the Company's 1998 Annual Report to stockholders.

Item 6. Selected Financial Data.

   The information required for this item is incorporated by reference to the data for the last five fiscal years of the Company included under Results for Year and Year-End Position in the Selected Financial Data table on page 54 of the Company's 1998 Annual Report to stockholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The information required for this item is incorporated by reference to pages 30 through 39 of the Company's 1998 Annual Report to stockholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

   The information required for this item is incorporated by reference to pages 37 (under the caption "Analysis of Liquidity and Capital Resources") to 39 of the Company's 1998 Annual Report to stockholders.

Item 8. Financial Statements and Supplementary Data.

   (a) Financial Statements

   The consolidated balance sheet of Merck & Co., Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, retained earnings, comprehensive income and cash flows for each of the three years in the period ended December 31, 1998 and the report dated January 26, 1999 of Arthur Andersen LLP, independent public accountants, are incorporated by reference to pages 40 through 51 and page 52 of the Company's 1998 Annual Report to stockholders.

   (b) Supplementary Data

   Selected quarterly financial data for 1998 and 1997 are incorporated by reference to the data contained in the Condensed Interim Financial Data table on page 39 of the Company's 1998 Annual Report to stockholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

   The required information on directors and nominees is incorporated by reference to pages 2 (beginning with the caption "Election of Directors") to 6 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 1999. Information on executive officers is set forth in Part I of this document on pages 15 through 17. The required information on compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to page 23 (under the caption "Section 16(a) Beneficial Ownership Reporting Compliance") of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 1999.

Item 11. Executive Compensation.

   The information required for this item is incorporated by reference to pages 7 (under the caption "Compensation of Directors") and 8, and 9 (beginning with the caption "Compensation and Benefits Committee Report on Executive Compensation") to 19 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   The information required for this item is incorporated by reference to pages 8 (under the caption "Security Ownership of Directors and Executive Officers") and 9 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 1999.

Item 13. Certain Relationships and Related Transactions.

   Not applicable.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Documents filed as part of this Form 10-K

   1. Financial Statements

     The following consolidated financial statements and report of independent public accountants are incorporated herein by reference to the Company's 1998 Annual Report to stockholders, as noted on page 18 of this document:

     Consolidated statement of income for the years ended December 31, 1998, 1997 and 1996

     Consolidated statement of retained earnings for the years ended December 31, 1998, 1997 and 1996

     Consolidated statement of comprehensive income for the years ended December 31, 1998, 1997 and 1996

     Consolidated balance sheet as of December 31, 1998 and 1997

     Consolidated statement of cash flows for the years ended December 31, 1998, 1997 and 1996

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

3. Exhibits

 Exhibit
 Number      Description                             Method of Filing
 -------     -----------                             ----------------
   2.1   --  Master Restructuring Agreement dated    ***
              as of June 19, 1998
              between Astra AB, Merck & Co., Inc.,
              Astra Merck Inc.,
              Astra USA, Inc., KB USA, L.P., Astra
              Merck Enterprises, Inc.,
              KBI Sub Inc., Merck Holdings, Inc.
              and Astra Pharmaceuticals,
              L.P. (Portions of this Exhibit are
              subject to a request for
              confidential treatment filed with
              the Commission)

   3(a)  --  Restated Certificate of Incorporation   Incorporated by reference
              of Merck & Co., Inc.                    to Form 10-K Annual
              (May 6, 1992)                           Report for the fiscal
                                                      year ended December 31,
                                                      1992

   3(b)  --  Certificate of Amendment to the         Filed with this document
              Certificate of Incorporation of
              Merck & Co., Inc. (as amended January
              14, 1999, effective
              February 16, 1999)

   3(c)  --  By-Laws of Merck & Co., Inc. (as        Incorporated by reference
              amended effective                       to Form 10-Q Quarterly
              February 25, 1997)                      Report for the period
                                                      ended March 31, 1997

  10(a)  --  Executive Incentive Plan (as amended    **
              effective February 27, 1996)

  10(b)  --  Base Salary Deferral Plan (as adopted   Incorporated by reference
              on October 22, 1996,                    to Form 10-K Annual
              effective January 1, 1997)              Report for the fiscal year
                                                      ended December 31, 1996

  10(c)  --  1987 Incentive Stock Plan (as amended   Incorporated by reference
              effective May 6, 1992)                  to Form 10-K Annual
                                                      Report for the fiscal year
                                                      ended December 31, 1992

  10(d)  --  1991 Incentive Stock Plan (as amended   *
              effective February 23, 1994)

  10(e)  --  1996 Incentive Stock Plan (as amended   **
              on October 24, 1995,
              effective January 1, 1996)

  10(f)  --  Non-Employee Directors Stock Option     Incorporated by reference
              Plan (as amended and                    to Form 10-K Annual
              restated February 24, 1998)             Report for the fiscal year
                                                      ended December 31, 1997

  10(g)  --  1996 Non-Employee Directors Stock       Incorporated by reference
              Option Plan (as amended                 to Form 10-K Annual
              and restated February 24, 1998)         Report for the fiscal
                                                      year ended December 31,
                                                      1997

 Exhibit
 Number      Description                              Method of Filing
 -------     -----------                              ----------------
  10(h)  --  Supplemental Retirement Plan (as         *
              amended effective January 1, 1995)

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

  10(m)  --  Amendment dated July 27, 1993 to         **
              Employment Agreement between Per G.H.
              Lofberg and Merck-Medco dated April
              1, 1993

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

  10(p)  --  Amended and Restated License and         ***
              Option Agreement dated as of July 1,
              1998 between Astra AB and Astra Merck
              Inc.

  10(q)  --  KBI Shares Option Agreement dated as     ***
              of July 1, 1998 by and among Astra
              AB, Merck & Co., Inc. and Merck
              Holdings, Inc.

  10(r)  --  KBI-E Asset Option Agreement dated as    ***
              of July 1, 1998 by and among Astra
              AB, Merck & Co., Inc., Astra Merck
              Inc. and Astra Merck Enterprises Inc.

  10(s)  --  KBI Supply Agreement dated as of July    ***
              1, 1998 between Astra Merck Inc. and
              Astra Pharmaceuticals, L.P. (Portions
              of this Exhibit are subject to a
              request for confidential treatment
              filed with the Commission)

  10(t)  --  Second Amended and Restated              ***
              Manufacturing Agreement dated as of
              July 1, 1998 among Merck & Co., Inc.,
              Astra AB, Astra Merck Inc. and Astra
              USA, Inc.

  10(u)  --  Limited Partnership Agreement dated as   ***
              of July 1, 1998 between KB USA, L.P.
              and KBI Sub Inc.


 Exhibit
 Number      Description                               Method of Filing
 -------     -----------                               ----------------
  10(v)  --  Distribution Agreement dated as of July   ***
              1, 1998 between Astra Merck
              Enterprises Inc. and Astra
              Pharmaceuticals, L.P.

  10(w)  --  Agreement to Incorporate Defined Terms    ***
              dated as of June 19, 1998 between
              Astra AB, Merck & Co., Inc., Astra
              Merck Inc., Astra USA, Inc., KB USA,
              L.P., Astra Merck Enterprises Inc.,
              KBI Sub Inc., Merck Holdings, Inc. and
              Astra Pharmaceuticals, L.P.

  12     --  Computation of Ratios of Earnings to      Filed with this document
              Fixed Charges

  13     --  1998 Annual Report to stockholders        Filed with this document
              (only those portions incorporated by
              reference in this document are deemed
              "filed")

  21     --  List of subsidiaries                      Filed with this document

  23     --  Consent of Independent Public             Contained on page 24
              Accountants                               of this Report

  24     --  Power of Attorney and Certified           Filed with this document
              Resolution of Board of Directors

  27(a)  --  Financial Data Schedule                   Filed with this document

  27(b)  --  Restated Financial Data Schedule          Filed with this document

  27(c)  --  Restated Financial Data Schedule          Filed with this document

--------
* Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1994
** Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1995
*** Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998
**** Incorporated by reference to Post Effective Amendment No. 1 to Registration Statement on Form S-8 to Form S-4 Registration Statement (No. 33-50667)

   None of the instruments defining the rights of holders of long-term debt of the Company and its subsidiaries (Exhibit Number 4) are being filed since the total amount of securities authorized under any of such instruments taken individually does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of such instruments to the Commission upon request.

   Copies of the exhibits may be obtained by stockholders upon written request directed to the Stockholder Services Department, Merck & Co., Inc., P.O. Box 100 -- WS 3AB-40, Whitehouse Station, New Jersey 08889-0100 accompanied by check in the amount of $5.00 payable to Merck & Co., Inc. to cover processing and mailing costs.

   (b) Reports on Form 8-K

   During the three-month period ended December 31, 1998, one Current Report was filed on Form 8-K under Item 5 -- Other Events regarding the Company's business briefing to analysts. This report was dated and filed December 9, 1998.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MERCK & CO., INC.

                                                           /s/
Dated: March 23, 1999                     By: _________________________________
                                                   Raymond V. Gilmartin
                                             (Chairman of the Board, President
                                               and Chief Executive Officer)

                                                     /s/ Celia A. Colbert
                                              By: _____________________________
                                                       Celia A. Colbert
                                                      (Attorney-in-Fact)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signatures                         Title                       Date
            ----------                         -----                       ----
              /s/                  Chairman of the Board,             March 23, 1999
_________________________________   President and Chief
      Raymond V. Gilmartin          Executive Officer;
                                    Principal Executive
                                    Officer; Director

              /s/                  Senior Vice President and          March 23, 1999
_________________________________   Chief Financial Officer;
         Judy C. Lewent             Principal Financial Officer

              /s/                  Vice President, Controller;        March 23, 1999
_________________________________   Principal Accounting
    Richard C. Henriques Jr.        Officer

              /s/                  Director                           March 23, 1999
_________________________________
    H. Brewster Atwater, Jr.

              /s/                  Director                           March 23, 1999
_________________________________
          Derek Birkin

              /s/                  Director                           March 23, 1999
_________________________________
       Lawrence A. Bossidy

              /s/                  Director                           March 23, 1999
_________________________________
        William G. Bowen

              /s/                  Director                           March 23, 1999
_________________________________
        Johnnetta B. Cole

              /s/                  Director                           March 23, 1999
_________________________________
        Carolyne K. Davis

              /s/                  Director                           March 23, 1999
_________________________________
          Lloyd C. Elam

              /s/                  Director                           March 23, 1999
_________________________________
      Charles E. Exley, Jr.

              /s/                  Director                           March 23, 1999
_________________________________
        William N. Kelley

              /s/                  Director                           March 23, 1999
_________________________________
       Edward M. Scolnick

              /s/                  Director                           March 23, 1999
_________________________________
         Samuel O. Thier

              /s/                  Director                           March 23, 1999
_________________________________
       Dennis Weatherstone

   Celia A. Colbert, by signing her name hereto, does hereby sign this document pursuant to powers of attorney duly executed by the persons named, filed with the Securities and Exchange Commission as an exhibit to this document, on behalf of such persons, all in the capacities and on the date stated, such persons including all of the directors of the Company.

                                                     /s/ Celia A. Colbert
                                              By: _____________________________
                                                       Celia A. Colbert
                                                      (Attorney-in-Fact)

                                                                      Exhibit 23



                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


    As independent public accountants, we hereby consent to the incorporation by reference in this Form 10-K of our report dated January 26, 1999 included in the Company's Annual Report to stockholders for the fiscal year ended December 31, 1998, into the Company's previously filed Registration Statements on Form S-8 (Nos. 33-21087, 33-21088, 33-36101, 33-40177, 33-51235, 33-53463, 33-64273, 33-
64665, 333-23293 and 333-23295), on Form S-4 (No. 33-50667) and on Form S-3
(Nos. 33-39349, 33-60322, 33-51785, 33-57421, 333-17045 and 333-36383).  It
should be noted that we have not audited any financial statements of the Company subsequent to December 31, 1998 or performed any audit procedures subsequent to the date of our report.



                                                    ARTHUR ANDERSEN LLP

New York, New York
March 23, 1999

                                 EXHIBIT INDEX

 Exhibit
 Number      Description                             Method of Filing
 -------     -----------                             ----------------
   2.1   --  Master Restructuring Agreement dated    ***
              as of June 19, 1998
              between Astra AB, Merck & Co., Inc.,
              Astra Merck Inc.,
              Astra USA, Inc., KB USA, L.P., Astra
              Merck Enterprises, Inc.,
              KBI Sub Inc., Merck Holdings, Inc.
              and Astra Pharmaceuticals,
              L.P. (Portions of this Exhibit are
              subject to a request for
              confidential treatment filed with
              the Commission)

   3(a)  --  Restated Certificate of Incorporation   Incorporated by reference
              of Merck & Co., Inc.                    to Form 10-K Annual
              (May 6, 1992)                           Report for the fiscal
                                                      year ended December 31,
                                                      1992

   3(b)  --  Certificate of Amendment to the         Filed with this document
              Certificate of Incorporation of
              Merck & Co., Inc. (as amended January
              14, 1999, effective
              February 16, 1999)

   3(c)  --  By-Laws of Merck & Co., Inc. (as        Incorporated by reference
              amended effective                       to Form 10-Q Quarterly
              February 25, 1997)                      Report for the period
                                                      ended March 31, 1997

  10(a)  --  Executive Incentive Plan (as amended    **
              effective February 27, 1996)

  10(b)  --  Base Salary Deferral Plan (as adopted   Incorporated by reference
              on October 22, 1996,                    to Form 10-K Annual
              effective January 1, 1997)              Report for the fiscal year
                                                      ended December 31, 1996

  10(c)  --  1987 Incentive Stock Plan (as amended   Incorporated by reference
              effective May 6, 1992)                  to Form 10-K Annual
                                                      Report for the fiscal year
                                                      ended December 31, 1992

  10(d)  --  1991 Incentive Stock Plan (as amended   *
              effective February 23, 1994)

  10(e)  --  1996 Incentive Stock Plan (as amended   **
              on October 24, 1995,
              effective January 1, 1996)

  10(f)  --  Non-Employee Directors Stock Option     Incorporated by reference
              Plan (as amended and                    to Form 10-K Annual
              restated February 24, 1998)             Report for the fiscal year
                                                      ended December 31, 1997

  10(g)  --  1996 Non-Employee Directors Stock       Incorporated by reference
              Option Plan (as amended                 to Form 10-K Annual
              and restated February 24, 1998)         Report for the fiscal
                                                      year ended December 31,
                                                      1997

 Exhibit
 Number      Description                              Method of Filing
 -------     -----------                              ----------------
  10(h)  --  Supplemental Retirement Plan (as         *
              amended effective January 1, 1995)

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

  10(m)  --  Amendment dated July 27, 1993 to         **
              Employment Agreement between Per G.H.
              Lofberg and Merck-Medco dated April
              1, 1993

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

  10(p)  --  Amended and Restated License and         ***
              Option Agreement dated as of July 1,
              1998 between Astra AB and Astra Merck
              Inc.

  10(q)  --  KBI Shares Option Agreement dated as     ***
              of July 1, 1998 by and among Astra
              AB, Merck & Co., Inc. and Merck
              Holdings, Inc.

  10(r)  --  KBI-E Asset Option Agreement dated as    ***
              of July 1, 1998 by and among Astra
              AB, Merck & Co., Inc., Astra Merck
              Inc. and Astra Merck Enterprises Inc.

  10(s)  --  KBI Supply Agreement dated as of July    ***
              1, 1998 between Astra Merck Inc. and
              Astra Pharmaceuticals, L.P. (Portions
              of this Exhibit are subject to a
              request for confidential treatment
              filed with the Commission)

  10(t)  --  Second Amended and Restated              ***
              Manufacturing Agreement dated as of
              July 1, 1998 among Merck & Co., Inc.,
              Astra AB, Astra Merck Inc. and Astra
              USA, Inc.

  10(u)  --  Limited Partnership Agreement dated as   ***
              of July 1, 1998 between KB USA, L.P.
              and KBI Sub Inc.


 Exhibit
 Number      Description                               Method of Filing
 -------     -----------                               ----------------
  10(v)  --  Distribution Agreement dated as of July   ***
              1, 1998 between Astra Merck
              Enterprises Inc. and Astra
              Pharmaceuticals, L.P.

  10(w)  --  Agreement to Incorporate Defined Terms    ***
              dated as of June 19, 1998 between
              Astra AB, Merck & Co., Inc., Astra
              Merck Inc., Astra USA, Inc., KB USA,
              L.P., Astra Merck Enterprises Inc.,
              KBI Sub Inc., Merck Holdings, Inc. and
              Astra Pharmaceuticals, L.P.

  12     --  Computation of Ratios of Earnings to      Filed with this document
              Fixed Charges

  13     --  1998 Annual Report to stockholders        Filed with this document
              (only those portions incorporated by
              reference in this document are deemed
              "filed")

  21     --  List of subsidiaries                      Filed with this document

  23     --  Consent of Independent Public             Contained on page 24
              Accountants                               of this Report

  24     --  Power of Attorney and Certified           Filed with this document
              Resolution of Board of Directors

  27(a)  --  Financial Data Schedule                   Filed with this document

  27(b)  --  Restated Financial Data Schedule          Filed with this document

  27(c)  --  Restated Financial Data Schedule          Filed with this document

--------
* Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1994
** Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1995
*** Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998
**** Incorporated by reference to Post Effective Amendment No. 1 to Registration Statement on Form S-8 to Form S-4 Registration Statement (No. 33-50667)

   None of the instruments defining the rights of holders of long-term debt of the Company and its subsidiaries (Exhibit Number 4) are being filed since the total amount of securities authorized under any of such instruments taken individually does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of such instruments to the Commission upon request.