Form 10-Q
period 1999-03-31
MERCK & CO INC
filed 1999-05-12
CIK 64978

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1999

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
                                                 No. 22-1109110



The number of shares of common stock outstanding as of the close of business on April 30, 1999:

             Class                               Number of Shares Outstanding
             -----                               ----------------------------
             Common Stock                                2,360,551,281


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                             Yes [X]            No [ ]

Part I - Financial Information


                      MERCK & CO., INC. AND SUBSIDIARIES
                   INTERIM CONSOLIDATED STATEMENT OF INCOME
                  THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                   ($ in millions except per share amounts)


                                                                 Three Months
                                                                Ended March 31
                                                       -------------------------------
                                                          1999                  1998
                                                       ---------             ---------
Sales                                                  $ 7,536.7             $ 6,058.8
                                                       ---------             ---------
Costs, Expenses and Other

  Materials and production                               4,154.2               3,235.6

  Marketing and administrative                           1,154.3                 995.1

  Research and development                                 441.8                 388.5

  Equity income from affiliates                           (174.8)               (226.1)

  Other (income) expense, net                              118.4                  30.5
                                                       ---------             ---------

                                                         5,693.9               4,423.6
                                                       ---------             ---------

Income Before Taxes                                      1,842.8               1,635.2

Taxes on Income                                            543.2                 470.8
                                                       ---------             ---------

Net Income                                             $ 1,299.6             $ 1,164.4
                                                       =========             =========



Basic Earnings per Common Share                        $     .55             $     .49

Earnings per Common Share Assuming Dilution            $     .54             $     .47

Dividends Declared per Common Share                    $     .27             $ .22-1/2


              The accompanying notes are an integral part of this
                       consolidated financial statement.

                       MERCK & CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                                 ($ in millions)

                                                                     March 31            December 31
                                                                       1999                  1998
                                                                    ---------             ---------
ASSETS
  Current Assets
    Cash and cash equivalents                                       $ 1,792.6             $ 2,606.2
    Short-term investments                                            1,303.7                 749.5
    Accounts receivable                                               3,132.5               3,374.1
    Inventories                                                       2,485.8               2,623.9
    Prepaid expenses and taxes                                          900.6                 874.8
                                                                    ---------             ---------
      Total current assets                                            9,615.2              10,228.5
                                                                    ---------             ---------
  Investments                                                         4,365.2               3,607.7

  Property, Plant and Equipment, at cost,
    net of allowance for depreciation of
    $4,214.5 in 1999 and $4,042.8 in 1998                             8,121.2               7,843.8

  Goodwill and Other Intangibles,
    net of accumulated amortization of
    $1,218.1 in 1999 and $1,123.9 in 1998                             8,193.3               8,287.2

  Other Assets                                                        1,994.2               1,886.2
                                                                    ---------             ---------
                                                                    $32,289.1             $31,853.4
                                                                    =========             =========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
     Accounts payable and accrued liabilities                       $ 3,395.4             $ 3,682.1
     Loans payable and current portion of long-term debt                630.5                 624.2
     Income taxes payable                                             1,140.9               1,125.1
     Dividends payable                                                  638.1                 637.4
                                                                    ---------             ---------
       Total current liabilities                                      5,804.9               6,068.8
                                                                    ---------             ---------
  Long-Term Debt                                                      3,217.6               3,220.8
                                                                    ---------             ---------
  Deferred Income Taxes and Noncurrent Liabilities                    6,197.5               6,057.0
                                                                    ---------             ---------
  Minority Interests                                                  3,726.5               3,705.0
                                                                    ---------             ---------

  Stockholders' Equity
  Common stock
   Authorized - 5,400,000,000 shares
   Issued - 2,967,933,536 shares -1999
          - 2,967,851,980 shares -1998                                   29.7                  29.7
  Other paid-in capital                                               5,681.0               5,614.5
  Retained earnings                                                  20,848.2              20,186.7
  Accumulated other comprehensive loss                                  (20.0)                (21.3)
                                                                    ---------             ---------
                                                                     26,538.9              25,809.6
  Less treasury stock, at cost
   604,048,432 shares - 1999
   607,399,428 shares - 1998                                         13,196.3              13,007.8
                                                                    ---------             ---------

      Total stockholders' equity                                     13,342.6              12,801.8
                                                                    ---------             ---------
                                                                    $32,289.1             $31,853.4
                                                                    =========             =========


                 The accompanying notes are an integral part of
                     this consolidated financial statement.

                       MERCK & CO., INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 ($ in millions)

                                                                                         Three Months
                                                                                        Ended March 31
                                                                                -------------------------------
                                                                                  1999                  1998
                                                                                ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before taxes                                                             $ 1,842.8             $ 1,635.2
Adjustments to reconcile income before taxes to cash provided from operations before taxes:
  Depreciation and amortization                                                     284.9                 237.1
  Other                                                                             (39.5)                 15.6
  Net changes in assets and liabilities                                             102.4                 (70.4)
                                                                                ---------             ---------

CASH PROVIDED BY OPERATING ACTIVITIES BEFORE TAXES                                2,190.6               1,817.5
INCOME TAXES PAID                                                                  (223.0)               (292.7)
                                                                                ---------             ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                         1,967.6               1,524.8
                                                                                ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                               (476.0)               (315.4)
Purchase of securities, subsidiaries and other investments                      (11,022.9)             (6,165.9)
Proceeds from sale of securities, subsidiaries and other investments              9,661.8               5,926.5
Other                                                                                (3.9)                (14.2)
                                                                                ---------             ---------
NET CASH USED BY INVESTING ACTIVITIES                                            (1,841.0)               (569.0)
                                                                                ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings                                                   3.8                (164.5)
Proceeds from issuance of debt                                                         .2                 499.1
Payments on debt                                                                      (.5)                (85.8)
Purchase of treasury stock                                                         (361.6)               (328.9)
Dividends paid to stockholders                                                     (637.4)               (537.5)
Other                                                                               128.0                 143.7
                                                                                ---------             ---------
NET CASH USED BY FINANCING ACTIVITIES                                              (867.5)               (473.9)
                                                                                ---------             ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                        (72.7)                (10.4)
                                                                                ---------             ---------


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (813.6)                471.5
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    2,606.2               1,125.1
                                                                                ---------             ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 1,792.6             $ 1,596.6
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

   Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full year 1999; in the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

   Certain reclassifications have been made to prior year amounts to conform with current year presentation.

2. In November 1998, the Board of Directors approved an increase in authorized common shares from 2.7 billion with no par value to 5.4 billion with one cent par value, effective January 1999. Additionally, the Board of Directors approved a two-for-one stock split of the Company's common stock, effective February 1999. All share and per share amounts for current and prior periods presented in these financial statements reflect the stock split.

3. Inventories consisted of:

                                                           ($ in  millions)
                                                   -----------------------------
                                                   March 31           December 31
                                                     1999                1998
                                                   --------            --------
    Finished goods                                 $1,617.4            $1,701.2
    Raw materials and work in process                 800.3               851.6
    Supplies                                           68.1                71.1
                                                   --------            --------
      Total (approximates current cost)             2,485.8             2,623.9
    Reduction to LIFO cost                               --                  --
                                                   --------            --------
                                                   $2,485.8            $2,623.9
                                                   ========            ========

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

5. Sales consisted of:

                                                         ($ in  millions)
                                                  ----------------------------
                                                          Three Months
                                                          Ended March 31
                                                  ----------------------------
                                                    1999                1998
                                                  --------            --------
    Elevated cholesterol                          $1,170.5            $1,049.0
    Hypertension/heart failure                     1,087.9               999.8
    Anti-ulcerants                                   260.2               321.3
    Osteoporosis                                     231.4               181.8
    Antibiotics                                      189.8               201.5
    Vaccines/biologicals                             171.5               185.4
    Ophthalmologicals                                151.5               148.6
    Human immunodeficiency virus (HIV)               149.9               151.3
    Other Merck products                             547.1               164.4
    Merck-Medco                                    3,576.9             2,655.7
                                                  --------            --------
                                                  $7,536.7            $6,058.8
                                                  ========            ========

     Other Merck products include sales of other human pharmaceuticals, continuing sales to divested businesses and pharmaceutical and animal health supply sales to the Company's joint ventures and, as of July 1, 1998, supply sales to Astra Pharmaceuticals, L.P.

6. Other (income) expense, net, consisted of:

                                                                   ($ in   millions)
                                                              ---------------------------
                                                                     Three Months
                                                                     Ended March 31
                                                              ---------------------------
                                                               1999                1998
                                                              -------             -------
    Interest income                                           $ (79.5)            $ (61.7)
    Interest expense                                             71.4                39.2
    Exchange losses (gains)                                       9.4                (5.9)
    Minority interests                                           49.5                42.5
    Amortization of goodwill and other intangibles               83.3                48.3
    Other, net                                                  (15.7)              (31.9)
                                                              -------             -------
                                                              $ 118.4             $  30.5
                                                              =======             =======

   Minority interests include third parties' share of exchange gains and losses arising from translation of the financial statements into U.S. dollars.

   Interest paid for the three-month periods ended March 31, 1999 and 1998 was $46.8 million and $18.5 million, respectively.

7. Income taxes paid for the three-month periods ended March 31, 1999 and 1998 were $223.0 million and $292.7 million, respectively.

8. The net income effect of dilutive securities was not significant to the Company's calculation of Earnings per common share assuming dilution. A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

                                                                         Three Months
                                                                        Ended March 31
                                                                   --------------------------
                                                                     1999               1998
                                                                   -------            -------
    Average common shares outstanding                              2,361.9            2,390.1
    Common shares issuable(1)                                         63.0               63.9
                                                                   -------            -------
    Average common shares outstanding assuming dilution            2,424.9            2,454.0
                                                                   =======            =======

(1) Issuable primarily under stock option plans.

9. Comprehensive income for the three months ended March 31, 1999 and 1998, representing all changes in Stockholders' equity during the period other than changes resulting from the Company's stock, was $1,300.9 million and $1,166.1 million, respectively.

10.The Company's operations are principally managed on a products and services basis and are comprised of two reportable segments: Merck Pharmaceutical and Merck-Medco. Merck Pharmaceutical products consist of therapeutic agents, sold by prescription, for the treatment of human disorders. Merck-Medco revenues are derived from the filling and management of prescriptions and health management programs. All Other includes non-reportable human and animal health segments. Revenues and profits for these segments are as follows:

                                             ($ in  millions)
                                      ----------------------------
                                              Three Months
                                             Ended March 31
                                      ----------------------------
                                        1999                1998
                                      --------            --------
    Segment revenues:
      Merck Pharmaceutical            $3,278.9            $2,977.9
      Merck-Medco                      4,294.5             3,326.0
      All Other                          631.0               382.1
                                      --------            --------
                                      $8,204.4            $6,686.0
                                      ========            ========
    Segment profits:
      Merck Pharmaceutical            $1,994.3            $1,839.8
      Merck-Medco                        123.8                94.4
      All Other                          560.9               512.4
                                      --------            --------
                                      $2,679.0            $2,446.6
                                      ========            ========

   Segment profits are comprised of segment revenues less certain elements of materials and production costs and operating expenses, including components of equity income (loss) from joint ventures and depreciation and amortization expenses. The vast majority of indirect production costs, research and development expenses and general and administrative expenses, all predominantly related to the Merck Pharmaceutical business, as well as the cost of financing these activities, are not included in the marketing segment profits. The vast majority of goodwill and other intangibles amortization, as well as the cost of financing capital employed, are not included in Merck-Medco segment profits.

   A reconciliation of total segment profits to consolidated income before taxes is as follows:

                                                                 ($ in millions)
                                                        -----------------------------
                                                                  Three Months
                                                                  Ended March 31
                                                        -----------------------------
                                                          1999                 1998
                                                        --------             --------
    Segment profits                                     $2,679.0             $2,446.6
    Other profits                                           25.6                 15.3
    Adjustments                                             39.1                 35.6
    Unallocated:
      Interest income                                       79.5                 61.7
      Interest expense                                     (71.4)               (39.2)
      Equity income (loss) from affiliates                  85.8                (55.8)
      Depreciation and amortization expenses              (224.4)              (178.5)
      Research and development expenses                   (441.8)              (388.5)
      Other expenses, net                                 (328.6)              (262.0)
                                                        --------             --------
                                                        $1,842.8             $1,635.2
                                                        ========             ========

   Other profits primarily represent operating income related to divested products or businesses. Adjustments represent the elimination of the effect of double counting certain items of income and expense. Equity income (loss) from affiliates includes taxes paid at the joint venture level and a portion of equity income that is not reported in segment profits. Other expenses, net, include expenses from corporate and manufacturing cost centers and other miscellaneous income (expense), net.

11.Legal proceedings to which the Company is a party are discussed in Part 1
   Item 3, Legal Proceedings, in the Annual Report on Form 10-K. There were no material developments in the three-month period ended March 31, 1999.

             MANAGEMENT'S ANALYSIS OF INTERIM FINANCIAL INFORMATION


Earnings per share for the first quarter of 1999 were $0.54, an increase of 15% over the first quarter of 1998. First quarter net income increased 12% to $1,299.6 million. Sales for the quarter were $7.5 billion, up 24% from the same period last year.

Sales growth for the quarter was led by the established major products, the newer products including those introduced in 1998, as well as growth from the Merck-Medco Managed Care business and a 5-point benefit attributable to the restructuring of Astra Merck, Inc. (AMI). Solid volume gains in both domestic and international operations contributed to the results.

Foreign exchange had essentially no effect on the Company's first quarter sales growth. Excluding exchange and including the effect of the AMI restructuring, sales of Merck human health products increased 18% for the first quarter. Sales of Merck human health products outside the United States accounted for 41% of Merck human health first quarter sales.

Income growth for the quarter was driven by solid sales volume gains as well as the effects of ongoing cost controls and productivity improvements in manufacturing and general and administrative expenses. The savings from productivity improvements were partially offset by increases in selling and promotion expenses to support recent and upcoming product launches.

Results for the first quarter were paced by sales volume gains of 'Zocor', 'Fosamax', 'Cozaar'*, 'Hyzaar'*, 'Prinivil' and 'Comvax'. Also contributing to the volume growth were 'Singulair', 'Propecia', 'Cosopt', 'Maxalt' and 'Aggrastat', all introduced in 1998. Prescription volume growth in the Merck-Medco Managed Care business also contributed to the sales increase for the quarter.

'Zocor' continues its solid volume growth and is now the world's second most-prescribed medicine. It remains the leading statin medicine worldwide. Last year, the U.S. Food and Drug Administration (FDA) approved a new 80 mg tablet of 'Zocor', which lowers LDL ("bad") cholesterol by as much as 63 percent. During the American College of Cardiology meeting in March, data were presented that showed 'Zocor' not only substantially lowered LDL and triglycerides but also significantly raised HDL ("good") cholesterol, particularly in patients with low baseline HDL levels.

In March, the FDA approved a new indication for 'Mevacor' in people with average to slightly elevated total cholesterol, but whose HDL ("good") cholesterol is below average. 'Mevacor' is now indicated in these patients to reduce the risk of heart attack, unstable angina and coronary revascularizations.

Together, 'Zocor' and 'Mevacor' hold more than a 40 percent share of the growing worldwide statin market. Even in the U.S. market only about one-third of eligible patients are receiving treatment.

'Fosamax', Merck's medicine to treat and prevent postmenopausal osteoporosis and reduce the risk of fractures due to osteoporosis, continues to be the only medicine proven to reduce the incidence of hip fractures, the most serious kind of fracture. Eight countries, including Mexico and Canada, have cleared 'Fosamax' for the prevention and treatment of steroid-induced osteoporosis. This is a serious condition that can result in multiple fractures in patients treated with steroids for a variety of serious illnesses, such as rheumatoid arthritis and asthma. The U.S. New Drug Application for this use is under review by the FDA.

Merck's angiotensin II antagonist (AIIA) 'Cozaar' and its companion agent, 'Hyzaar', are among Merck's fastest-growing products. With its August 1998 introduction in Japan, 'Cozaar' is now available in all key global markets. 'Cozaar' has been introduced in 78 other countries to date and 'Hyzaar' has been introduced in 59, making these medicines the world's most widely prescribed in the AIIA class. AIIAs have now been recommended for the first time as initial and maintenance treatment for hypertension in the recently updated World Health Organization/International Society of Hypertension Guidelines.

'Cozaar' is the only product in its class cleared for the treatment of heart failure in any market. It has been approved for this use in 19 countries to date, including Germany and Spain, and applications for this indication are pending in other countries. Merck has not yet filed an application for heart failure in the United States.


*'Cozaar' and 'Hyzaar' are registered trademarks of E.I. du Pont de Nemours and Company, Wilmington, DE, USA.

Merck's angiotensin converting enzyme (ACE) inhibitors, 'Vasotec' and 'Prinivil', continue to be among the world's most widely prescribed branded anti-hypertensives. 'Vasotec' has been prescribed for more than 27 million patients since its launch in 1984. In the United States, 'Vasotec' is the only ACE inhibitor indicated to treat high blood pressure, asymptomatic left ventricular dysfunction and heart failure. 'Vasotec' is also the only ACE inhibitor indicated to reduce deaths due to symptomatic heart failure, regardless of the underlying cause. 'Prinivil', with its convenient, once-daily dosing in hypertension, heart failure and acute myocardial infarction, continues to demonstrate strong growth well above the rate of the overall ACE inhibitor market.

'Singulair', Merck's once-a-day tablet to treat chronic asthma in adults and children ages six and older, has become the most widely prescribed member of the leukotriene-antagonist class in the United States in less than a year on the market. The product has been introduced in 46 other countries, including the United Kingdom, Spain, Germany and Canada. In clinical studies, 'Singulair' has improved asthma control in many patients by significantly decreasing the frequency of asthma attacks, helping to prevent day- and night-time asthma symptoms, and reducing reliance on bronchodilators. It also has allowed many patients to gradually reduce their use of inhaled steroids.

'Propecia', the first and only tablet for the treatment of male pattern hair loss, has been introduced in 20 countries to date, including the United States, Canada, Brazil, France, Germany, Italy and Australia. Launches are pending in 18 countries. Since the product's introduction last year in the United States, more than 590,000 men have started treatment worldwide. In clinical studies, 83 percent of men maintained their current hair count and 66 percent grew visible hair.

Sales of 'Cosopt', an eyedrop that lowers intraocular pressure in patients with open-angle glaucoma and ocular hypertension, continue to grow. The FDA approved 'Cosopt' last year and it has been broadly adopted by ophthalmologists in the United States. In addition, it has been cleared for marketing in 18 countries in Europe and Latin America. Merck plans to introduce 'Cosopt' in other major markets throughout the year.

In 1998, Merck introduced 'Maxalt' in the United States and 10 other countries. It has become the fastest growing oral migraine medication in the U.S. and other key markets. Early in 1999, Merck introduced 'Maxalt' in Finland and introductions are pending in 15 other countries. 'Maxalt' is the first and only migraine medicine available in both conventional tablets and convenient, rapidly dissolving tablets that disintegrate within seconds on the tongue without liquids.

The European Union's Committee on Proprietary Medicinal Products unanimously recommended approval for Merck's "platelet blocker," 'Aggrastat', in March. This is an important step toward making the product available throughout the European Union. Merck introduced 'Aggrastat' in many markets in 1998, including the United States, Switzerland, Germany, Mexico and Argentina. 'Aggrastat' treats patients with acute coronary syndrome. This indication includes patients with unstable angina (chest pain) and non-Q-wave myocardial infarction (often described as a small heart attack).

The Arthritis Advisory Committee of the U.S. FDA on April 20 recommended that the FDA approve 'Vioxx', Merck's investigational, anti-inflammatory COX-2 specific inhibitor, for the treatment of the signs and symptoms of osteoarthritis and the relief of acute pain. Merck's first introduction of 'Vioxx' was in Mexico on March 18.

On February 23, 1999, the Board of Directors declared a quarterly dividend of 27 cents per share on the Company's common stock which was paid April 1 to stockholders of record at the close of business on March 5. The Company's total dividend paid to date in 1999 is 54 cents per share, a 20 percent increase over the amount paid during the same period in 1998. The amount of dividends reflects the Company's two-for-one stock split effective February 1999.

In early April 1999, Astra AB (Astra) merged with Zeneca Group Plc (Zeneca). As a result of this merger, Astra was required to make one-time payments to Merck totaling approximately $1.8 billion for the relinquishment by Merck of certain rights, including option rights to future Astra products with no existing or pending U.S. patents at the time of the merger. On April 21, Astra made payments to the Company totaling approximately $1.7 billion and is disputing its obligation to pay the remainder. Merck intends to enforce its rights under the agreements entered into in connection with the restructuring of Astra Merck Inc.
(AMI) with respect to the disputed amount.

The Astra-Zeneca merger also triggers a partial redemption in 2008 of Merck's limited partnership interest in Astra Pharmaceuticals, L.P., the U.S. limited partnership formed in July 1998 as part of the restructuring of AMI (renamed
KBI). Additionally, Astra's option to buy Merck's interest in the KBI products is now only exercisable in 2010 and the Company has obtained the right to require Astra to purchase such interest at fair market value in 2008. Also as a result of the merger, the $1.4 billion note issued to Astra in July 1998, originally due in 2038, is payable in 2008.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 1998, the Company initiated a program in 1996 to assess the risks of Year 2000 noncompliance, remediate all noncompliant systems and assess the readiness of key third parties. The risks identified by this program remain the same and the Company's assessment and remediation plans have not changed materially in terms of scope, timing or estimated costs to complete. The inventory and assessment phases are complete for critical internal information technology (IT) systems and the Company is approximately 80% complete with the remediation phase as of March 31, 1999. The inventory and assessment phase for non-IT systems is substantially complete and remediation is underway. Contingency plans (including the substitution of systems, use of manual methods and other means to prevent the failure of critical systems from having a material effect on the Company) are under development, particularly for high risk areas such as those involving supplier and product management.

While some of the risks relating to third party readiness are outside of the Company's control, the Company has instituted programs, including internal records review and external questionnaires and supplier audits, to identify key third parties and assess their level of Year 2000 readiness. As of March 31, 1999, key third parties have been identified and the assessment of their readiness is underway. Third party-based contingency plans, including securing alternate suppliers and alternate lines of communication with customers and suppliers, as well as advance ordering and staging of materials, are being developed to address the risks of noncompliance. Additionally, the Company is assessing the need to maintain increased inventory levels to satisfy potential increased customer demand at year-end.

All critical aspects of the Company's Year 2000 compliance program are expected to be completed by the end of the third quarter 1999. Total costs to resolve the Year 2000 issue are not expected to be material to the Company's financial position, results of operations or cash flows.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires adoption by fiscal 2000. The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. The timing of adoption of the Statement and effect on the Company's financial position or results of operations have not yet been determined.

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

The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors described in the Company's filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K (if any). In Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed on March 24, 1999, the Company discusses in more detail various important factors that could cause actual results to differ from expected or historic results. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.

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

         3(b)       Certificate of Amendment to the Certificate of         Incorporated by reference to Form
                     Incorporation of Merck & Co., Inc. (as amended         10-K Annual Report for the fiscal
                     January 14, 1999, effective February 16, 1999)         year ended December 31, 1998

         3(c)       By-Laws of Merck & Co., Inc. (as amended               Incorporated by reference to Form
                     effective February 25, 1997)                           10-Q Quarterly Report for the
                                                                            period ended March 31, 1997

         12         Computation of Ratios of Earnings to                   Filed with this document
                     Fixed Charges

         27         Financial Data Schedule                                Filed with this document


(b)      Reports on Form 8-K

         During the three-month period ending March 31, 1999, no current reports on Form 8-K were filed.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MERCK & CO., INC.



Date:  May 12, 1999                 /s/ Mary M. McDonald
                                   ---------------------
                                   MARY M. MCDONALD
                                   Senior Vice President and General Counsel


Date:  May 12, 1999                 /s/ Richard C. Henriques
                                    ------------------------
                                   RICHARD C. HENRIQUES
                                   Vice President, Controller

                                  EXHIBIT INDEX



         Exhibits
         --------

         Number     Description
         ------     -----------
         3(a)       Restated Certificate of Incorporation of Merck & Co., Inc. (May 6, 1992)
                     - Incorporated by reference to Form 10-K Annual Report for the fiscal year ended
                        December 31, 1992

         3(b)       Certificate of Amendment to the Certificate of Incorporation of Merck & Co., Inc.
                     (as amended January 14, 1999, effective February 16, 1999)
                     - Incorporated by reference to Form 10-K Annual Report for the fiscal year ended
                        December 31, 1998

         3(c)       By-Laws of Merck & Co., Inc. (as amended effective February 25, 1997)
                     - Incorporated by reference to Form 10-Q Quarterly Report for the period ended
                        March 31, 1997

         12          Computation of Ratios of Earnings to Fixed Charges

         27          Financial Data Schedule