Form 10-Q
period 1999-06-30
MERCK & CO INC
filed 1999-08-12
CIK 64978

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q




(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1999

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
                                                  No. 22-1109110



The number of shares of common stock outstanding as of the close of business on July 30, 1999:

          Class                                                Number of Shares Outstanding
          -----                                                ----------------------------

          Common Stock                                                 2,345,522,850


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                              Yes  X                    No

Part I - Financial Information



                       MERCK & CO., INC. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED STATEMENT OF INCOME
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                    ($ in millions except per share amounts)

                                                       Three Months                   Six Months
                                                      Ended June 30                  Ended June 30
                                                -------------------------      --------------------------
                                                   1999           1998            1999            1998
                                                ----------     ----------      ----------      ----------
Sales                                           $  8,018.2     $  6,470.4      $ 15,554.8      $ 12,529.2
                                                ----------     ----------      ----------      ----------
Costs, Expenses and Other

  Materials and production                         4,370.2        3,383.4         8,524.4         6,619.0

  Marketing and administrative                     1,184.4        1,058.8         2,338.6         2,054.0

  Research and development                           482.7          441.0           924.4           829.5

  Equity income from affiliates                     (179.6)        (271.1)         (354.4)         (497.1)

  Other (income) expense, net                       (170.1)          32.2           (51.6)           62.5
                                                ----------     ----------      ----------      ----------

                                                   5,687.6        4,644.3        11,381.4         9,067.9
                                                ----------     ----------      ----------      ----------


Income Before Taxes                                2,330.6        1,826.1         4,173.4         3,461.3

Taxes on Income                                      852.5          510.0         1,395.7           980.8
                                                ----------     ----------      ----------      ----------


Net Income                                      $  1,478.1     $  1,316.1      $  2,777.7      $  2,480.5
                                                ==========     ==========      ==========      ==========



Basic Earnings per Common Share                 $      .63     $      .55      $     1.18      $     1.04

Earnings per Common Share Assuming Dilution     $      .61     $      .54      $     1.15      $     1.01

Dividends Declared per Common Share             $      .27     $  .22-1/2      $      .54      $      .45



                 The accompanying notes are an integral part of
                     this consolidated financial statement.

                       MERCK & CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                                 ($ in millions)

                                                                June 30         December 31
                                                                  1999            1998
                                                               ---------        ---------
ASSETS
  Current Assets
    Cash and cash equivalents                                  $ 2,267.9        $ 2,606.2
    Short-term investments                                       1,273.4            749.5
    Accounts receivable                                          3,380.1          3,374.1
    Inventories                                                  2,566.3          2,623.9
    Prepaid expenses and taxes                                     939.4            874.8
                                                               ---------        ---------

      Total current assets                                      10,427.1         10,228.5
                                                               ---------        ---------

  Investments                                                    4,366.5          3,607.7

  Property, Plant and Equipment, at cost,
    net of allowance for depreciation of
    $4,371.3 in 1999 and $4,042.8 in 1998                        8,525.0          7,843.8

  Goodwill and Other Intangibles,
    net of accumulated amortization of
    $1,306.9 in 1999 and $1,123.9 in 1998                        7,746.9          8,287.2

  Other Assets                                                   2,144.6          1,886.2
                                                               ---------        ---------
                                                               $33,210.1        $31,853.4
                                                               =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
     Accounts payable and accrued liabilities                  $ 3,632.7        $ 3,682.1
     Loans payable and current portion of long-term debt           612.4            624.2
     Income taxes payable                                        1,663.4          1,125.1
     Dividends payable                                             636.1            637.4
                                                               ---------        ---------

       Total current liabilities                                 6,544.6          6,068.8
                                                               ---------        ---------

  Long-Term Debt                                                 3,212.8          3,220.8
                                                               ---------        ---------

  Deferred Income Taxes and Noncurrent Liabilities               6,764.6          6,057.0
                                                               ---------        ---------

  Minority Interests                                             3,713.2          3,705.0
                                                               ---------        ---------

  Stockholders' Equity
  Common stock
    Authorized - 5,400,000,000 shares
    Issued     - 2,967,945,540 shares-1999
               - 2,967,851,980 shares-1998                          29.7             29.7
  Other paid-in capital                                          5,579.1          5,614.5
  Retained earnings                                             21,690.3         20,186.7
  Accumulated other comprehensive loss                             (23.6)           (21.3)
                                                               ---------        ---------
                                                                27,275.5         25,809.6
  Less treasury stock, at cost
    617,641,343 shares - 1999
    607,399,428 shares - 1998                                   14,300.6         13,007.8
                                                               ---------        ---------

      Total stockholders' equity                                12,974.9         12,801.8
                                                               ---------        ---------
                                                               $33,210.1        $31,853.4
                                                               =========        =========

                 The accompanying notes are an integral part of
                     this consolidated financial statement.

                       MERCK & CO., INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                 ($ in millions)

                                                                                           Six Months
                                                                                          Ended June 30
                                                                                    --------------------------
                                                                                        1999         1998
                                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before taxes                                                                 $   4,173.4    $   3,461.3
  Adjustments to reconcile income before taxes to cash provided from operations before taxes:
    Depreciation and amortization                                                         577.2          472.7
    Other                                                                                (344.5)        (286.6)
    Net changes in assets and liabilities                                                (119.4)        (297.4)
                                                                                    -----------    -----------
CASH PROVIDED BY OPERATING ACTIVITIES BEFORE TAXES                                      4,286.7        3,350.0
INCOME TAXES PAID                                                                      (1,047.2)        (772.1)
                                                                                    -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                               3,239.5        2,577.9
                                                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                   (1,089.2)        (772.7)
Purchase of securities, subsidiaries and other investments                            (17,686.2)     (10,855.5)
Proceeds from sale of securities, subsidiaries and other investments                   16,333.5       10,426.6
Proceeds from relinquishment of certain AstraZeneca product rights                      1,679.9         --
Other                                                                                     (16.7)         (30.7)
                                                                                    -----------    -----------
NET CASH USED BY INVESTING ACTIVITIES                                                    (778.7)      (1,232.3)
                                                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings                                                        (4.1)         218.5
Proceeds from issuance of debt                                                             11.4          499.1
Payments on debt                                                                          (15.9)         (86.9)
Purchase of treasury stock                                                             (1,525.1)        (773.2)
Dividends paid to stockholders                                                         (1,275.4)      (1,075.8)
Other                                                                                      99.6          215.6
                                                                                    -----------    -----------
NET CASH USED BY FINANCING ACTIVITIES                                                  (2,709.5)      (1,002.7)
                                                                                    -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                              (89.6)         (43.1)
                                                                                    -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     (338.3)         299.8

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                          2,606.2        1,125.1
                                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $   2,267.9    $   1,424.9
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

     All share and per share amounts for current and prior periods presented in these financial statements reflect a two-for-one stock split of the Company's common stock, effective February 1999.

     Certain reclassifications have been made to prior year amounts to conform with current year presentation.

2. In April 1999, Astra AB (Astra) merged with Zeneca Group Plc (Zeneca). As a result of this merger, Astra was required to make two one-time payments to Merck totaling approximately $1.8 billion. In exchange for Merck's relinquishment of option rights to future Astra products with no existing or pending U.S. patents at the time of the merger, Astra paid $967.4 million (the Advance Payment), which is subject to a true-up calculation in 2008 that may require repayment of all or a portion of this amount. The true up cannot reasonably be estimated because it is directly dependent on the fair market value in 2008 of the Astra product rights retained by the Company which extend to compounds currently in development as well as compounds that have not as yet entered development. Accordingly, the Company has deferred recognition of this contingent income until the realizable amount, if any, is determinable, which is not anticipated prior to 2008.

     In connection with the Company's July 1998 acquisition of Astra's one-half interest in Astra Merck, Inc. (renamed KBI), the Company agreed to relinquish rights to the pharmaceutical products of any company that would merge with or acquire Astra. These rights, which protected the value of KBI's perpetual interest in Astra's pipeline, were relinquished in exchange for a payment (the Lump Sum Payment) to be made in the event of the merger or acquisition of Astra. The Company estimates that it is entitled to receive a Lump Sum Payment of $822.0 million as the result of the merger of Astra and Zeneca. In the second quarter of 1999, Astra paid $712.5 million of the Lump Sum Payment and is disputing its obligation to pay the remainder. The Company is in arbitration seeking to enforce its rights under the agreement with respect to the disputed amount. Although the Company retains an interest in current and future Astra products with an existing or pending U.S. patent, this merger effectively curtailed the Company's perpetual interest in Astra's pipeline and, thus, reduced the going concern value acquired by the Company in July 1998. Accordingly, one-half of the expected payment is an adjustment to the purchase price paid by the Company for Astra's one-half interest in KBI reducing goodwill by $411.0 million. The balance represents compensation to the Company for the reduction of the value of its original one-half interest in KBI and was recorded in Other (income) expense, net. Because the reduction in goodwill is not tax-effected and the Lump Sum Payment is fully taxable, this transaction, net of a reserve relating to disputed proceeds, yielded an after-tax gain of $74.6 million. This gain was largely offset on an after-tax basis by $110.0 million of pretax nonrecurring charges ($66.2 million after tax) also recorded in Other (income) expense, net. (See Note 6.)

     The AstraZeneca merger also triggers a partial redemption in 2008 of Merck's limited partnership interest in Astra Pharmaceuticals, L.P., the U.S. limited partnership formed in July 1998 as part of the restructuring of the Company's joint venture with Astra. Additionally, Astra's option to buy the Company's interest in the KBI products is now only exercisable in 2010 and the Company now has the right to require Astra to purchase such interest at fair market value in 2008. As a result of the merger, the $1.4 billion note issued to Astra in July 1998, originally due in 2038, is payable in 2008.

3.   Inventories consisted of:

                                                        ($ in millions)
                                                   -------------------------
                                                   June 30       December 31
                                                     1999            1998
                                                   --------      -----------
      Finished goods                               $1,673.8       $1,701.2
      Raw materials and work in process               819.0          851.6
      Supplies                                         73.5           71.1
                                                   --------       --------
        Total (approximates current cost)           2,566.3        2,623.9
      Reduction to LIFO cost                           --             --
                                                   --------       --------
                                                   $2,566.3       $2,623.9
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

5.   Sales consisted of:

                                                                          ($ in millions)
                                                     -----------------------------------------------------------
                                                            Three Months                     Six Months
                                                            Ended June 30                   Ended June 30
                                                     --------------------------     ----------------------------
                                                        1999            1998            1999             1998
                                                     ----------     -----------     -----------      -----------
            Elevated cholesterol                     $  1,239.9     $   1,153.4     $   2,410.4      $   2,202.5
            Hypertension/heart failure                  1,204.3         1,141.3         2,292.2          2,141.2
            Osteoporosis                                  243.3           165.7           474.6            347.4
            Anti-ulcerants                                191.9           228.7           452.1            550.0
            Vaccines/biologicals                          221.4           217.7           392.8            403.1
            Antibiotics                                   187.0           169.7           376.8            371.1
            Human immunodeficiency virus (HIV)            175.9           183.7           325.8            335.0
            Ophthalmologicals                             162.6           149.9           314.2            298.4
            Other Merck products                          635.3           226.7         1,182.4            391.2
            Merck-Medco                                 3,756.6         2,833.6         7,333.5          5,489.3
                                                     ----------     -----------     -----------      -----------
                                                     $  8,018.2     $   6,470.4     $  15,554.8      $  12,529.2
                                                     ==========     ===========     ===========      ===========

     Other Merck products include sales of other human pharmaceuticals, continuing sales to divested businesses and pharmaceutical and animal health supply sales to the Company's joint ventures and, as of July 1, 1998, supply sales to Astra Pharmaceuticals, L.P.


6.   Other (income) expense, net, consisted of:

                                                                           ($ in millions)
                                                          ------------------------------------------------
                                                                Three Months            Six Months
                                                               Ended June 30           Ended June 30
                                                          ----------------------    ----------------------
                                                            1999         1998         1999         1998
                                                          ---------    ---------    ---------     --------
      Interest income                                     $ (89.4)      $ (63.8)     $(168.9)      $(125.6)
      Interest expense                                       68.9          42.6        140.3          81.8
      Exchange (gains) losses                                (7.3)         (6.7)         2.1         (12.6)
      Minority interests                                     57.3          22.7        106.7          65.2
      Amortization of goodwill and other intangibles         77.8          48.3        161.1          96.5
      Other, net                                           (277.4)        (10.9)      (292.9)        (42.8)
                                                          --------      -------      -------       -------
                                                          $(170.1)      $  32.2      $ (51.6)      $  62.5
                                                          ========      =======      =======       =======

     Minority interests include third parties' share of exchange gains and losses arising from translation of the financial statements into U.S. dollars. Increase in minority interests for the three- and six-month periods reflects dividends paid to AstraZeneca on $2.4 billion par value preferred stock of a subsidiary beginning in July 1998.

     Other, net, for the three- and six-month periods ended June 30, 1999 includes income of $411.0 million associated with the Lump Sum Payment from Astra, offset by a reserve relating to disputed proceeds (see Note 2) and nonrecurring charges of $110.0 million primarily comprised of provisions for the funding of both The Merck Company Foundation and The Merck Genome Research Institute and provisions for the settlement of claims.

     Interest paid for the six-month periods ended June 30, 1999 and 1998 was $105.0 million and $50.3 million, respectively.

7. Income taxes paid for the six-month periods ended June 30, 1999 and 1998 were $1,047.2 million and $772.1 million, respectively.

8. The net income effect of dilutive securities was not significant to the Company's calculation of Earnings per common share assuming dilution. A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

                                                                      Three Months               Six Months
                                                                     Ended June 30              Ended June 30
                                                                ---------------------       ---------------------
                                                                 1999          1998          1999          1998
                                                                -------       -------       -------       -------
      Average common shares outstanding                         2,357.6       2,389.8       2,359.2       2,389.8
      Common shares issuable(1)                                    56.0          61.4          59.4          62.6
                                                                -------       -------       -------       -------
      Average common shares outstanding assuming dilution       2,413.6       2,451.2       2,418.6       2,452.4
                                                                =======       =======       =======       =======

       (1) Issuable primarily under stock option plans.

9. Comprehensive income for the three months ended June 30, 1999 and 1998, representing all changes in Stockholders' equity during the period other than changes resulting from the Company's stock, was $1,474.5 million and $1,313.0 million, respectively. Comprehensive income for the six months ended June 30, 1999 and 1998 was $2,775.4 and $2,479.1, respectively.


10. The Company's operations are principally managed on a products and services basis and are comprised of two reportable segments: Merck Pharmaceutical and Merck-Medco. Merck Pharmaceutical products consist of therapeutic agents, sold by prescription, for the treatment of human disorders. Merck-Medco revenues are derived from the filling and management of prescriptions and health management programs. All Other includes non-reportable human and animal health segments. Revenues and profits for these segments are as follows:

                                                               ($ in millions)
                                          --------------------------------------------------------
                                               Three Months                     Six Months
                                               Ended June 30                    Ended June 30
                                          ------------------------       -------------------------
                                            1999           1998            1999            1998
                                          ---------      ---------       ---------       ---------
             Segment revenues:
               Merck Pharmaceutical       $ 3,606.8      $ 3,158.8       $ 6,885.7       $ 6,136.7
               Merck-Medco                  4,435.2        3,506.0         8,729.7         6,832.0
               All Other                      611.5          426.1         1,242.5           808.2
                                          ---------      ---------       ---------       ---------
                                          $ 8,653.5      $ 7,090.9       $16,857.9       $13,776.9
                                          =========      =========       =========       =========
             Segment profits:
              Merck Pharmaceutical        $ 2,200.7        1,902.5         4,195.1       $ 3,742.3
              Merck-Medco                     127.7          128.1           251.4           222.5
              All Other                       572.5          602.9         1,133.4         1,115.3
                                          ---------      ---------       ---------       ---------
                                          $ 2,900.9      $ 2,633.5       $ 5,579.9       $ 5,080.1
                                          =========      =========       =========       =========

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

     A reconciliation of total segment profits to consolidated income before taxes is as follows:


                                                                           ($ in millions)
                                                     --------------------------------------------------------
                                                            Three Months                    Six Months
                                                           Ended June 30                   Ended June 30
                                                     ------------------------        ------------------------
                                                       1999            1998            1999            1998
                                                     --------        --------        --------        --------
      Segment profits                                $2,900.9        $2,633.5        $5,579.9        $5,080.1
      Other profits                                      19.8            26.1            45.4            41.4
      Adjustments                                        49.7            40.8            88.8            76.5
      Unallocated:
        Interest income                                  89.4            63.8           168.9           125.6
        Interest expense                                (68.9)          (42.6)         (140.3)          (81.8)
        Equity income (loss) from affiliates             59.8           (78.5)          145.5          (134.4)
        Depreciation and amortization expenses         (231.1)         (177.0)         (455.3)         (355.6)
        Research and development expenses              (482.7)         (441.0)         (924.4)         (829.5)
        Other expenses, net                              (6.3)         (199.0)         (335.1)         (461.0)
                                                     --------        --------        --------        --------
                                                     $2,330.6        $1,826.1        $4,173.4        $3,461.3
                                                     ========        ========        ========        ========

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


11.  Legal proceedings to which the Company is a party are discussed in Part 1
     Item 3, Legal Proceedings, in the Annual Report on Form 10-K. There were no material developments in the six-month period ended June 30, 1999.

             MANAGEMENT'S ANALYSIS OF INTERIM FINANCIAL INFORMATION

Earnings per share for the second quarter of 1999 were $0.61, an increase of 13% over the second quarter of 1998. Second quarter net income increased 12% to $1,478.1 million. Sales for the quarter were $8.0 billion, up 24% from the same period last year.

For the first six months, earnings per share were $1.15, an increase of 14% from the first six months of 1998. Net income was $2,777.7 million for the first six months of 1999, an increase of 12% from the first six months of 1998. Sales rose 24% to $15.6 billion.

Sales growth for the quarter and the first half of 1999 was led by the established major products, the newer products, including the 1999 launch of 'Vioxx', as well as growth from the Merck-Medco Managed Care business. Solid volume gains in both domestic and international operations as well as a three point benefit attributable to the restructuring of Astra Merck, Inc. (AMI) contributed to the second quarter results.

Foreign exchange reduced the second quarter sales growth by one percentage point, but had essentially no effect on the six month performance. Excluding exchange and including the effect of the AMI restructuring, sales of Merck human health products increased 20% and 19% for the second quarter and six months, respectively. Sales of Merck human health products outside the United States accounted for 41% of Merck human health first half 1999 sales.

Income growth for the first six months was driven by solid sales volume gains as well as the effects of ongoing productivity improvements in manufacturing and general and administrative expenses. The savings from productivity improvements were partially offset by increases in selling and promotion expenses to support the recent product launches.

Results for the first six months were paced by sales volume gains of 'Zocor', 'Fosamax', 'Cozaar'*, 'Hyzaar'* and 'Prinivil'. Also contributing to the volume growth were 'Singulair', 'Propecia', 'Cosopt', 'Maxalt' and 'Aggrastat', all introduced in 1998, and 'Vioxx', which was launched in May 1999 in the United States. Prescription volume growth in the Merck-Medco Managed Care business also contributed significantly to the sales increase.

'Zocor' continues its solid volume growth and is the world's leading "statin" medicine. Today, almost 10 million people in 117 countries are taking 'Zocor'. Last year, the U.S. Food and Drug Administration (FDA) approved a new 80 mg tablet, which lowers LDL ("bad") cholesterol by 47%, on average. Together, 'Zocor' and 'Mevacor', Merck's other cholesterol-lowering medicines, hold more than a 40 percent share of the growing worldwide statin market. Even in the U.S. market, only about one-third of eligible patients are receiving treatment.

'Fosamax', Merck's medicine to treat and prevent postmenopausal osteoporosis and reduce the risk of fractures due to osteoporosis, continues to be the only nonhormonal medicine proven to reduce the incidence of hip fractures, the most serious kind of fracture.

'Fosamax' was cleared by the FDA in May for the treatment of osteoporosis in men and women with low bone density who are taking glucocorticoids (also known as steroids or corticosteroids) in a daily dosage equivalent to 7.5 mg or greater of prednisone. Glucocorticoids are widely used to treat patients with chronic inflammatory and autoimmune diseases. Glucocorticoid users can lose large amounts of bone rapidly, leading to fractures in 30% to 50% of patients on chronic therapy. 'Fosamax' is an important therapeutic advance for patients with glucocorticoid-induced osteoporosis. Regulatory authorities in 14 other countries, including Canada and Austria, have also cleared 'Fosamax' for this use.

Merck's angiotensin II antagonist (AIIA) 'Cozaar' and its companion agent, 'Hyzaar', are among Merck's fastest-growing products. 'Cozaar' has been introduced in 82 countries to date and 'Hyzaar' has been introduced in 67, making these medicines together the world's most widely prescribed in the AIIA class. Several large multi-national clinical trials are under way to investigate 'Cozaar' for additional indications, including renal protection and a reduction in post-myocardial infarction mortality.

'Cozaar' is the only product in its class cleared for the treatment of heart failure in any market. It has been approved for this use in 21 countries to date, including Germany and Spain, and applications for this indication are pending in other countries. Merck has not yet filed an application for the treatment of heart failure in the United States.


*'Cozaar' and 'Hyzaar' are registered trademarks of E.I. du Pont de Nemours and Company, Wilmington, DE, USA.

'Singulair', Merck's once-a-day tablet to treat chronic asthma in adults and children ages six and older, has become the most widely prescribed leukotriene-antagonist in the United States. The product has been introduced in 57 other countries, including the United Kingdom, Spain, Germany and Canada. A study published last week in the British Medical Journal showed that patients with chronic asthma who took 'Singulair' in addition to their inhaled steroid medicine were able to reduce their daily doses of inhaled steroids by 47% (vs. 30% on placebo) and still keep their asthma under control. In addition, 40% of these patients were able to gradually stop taking inhaled steroids completely (vs. 29% on placebo).

'Propecia', the first and only tablet for the treatment of male pattern hair loss, offers men a highly effective, generally well tolerated and easy-to-use option in managing hair loss on the vertex and anterior mid-scalp. 'Propecia' has been introduced in 26 countries to date, including the United States, Canada, France, Spain, Germany, Italy and Australia. Launches are pending in 13 countries. Since the product's introduction last year in the United States, approximately 700,000 men have started treatment worldwide and that number continues to grow.

Since its introduction last year, 'Maxalt' has become the fastest growing oral migraine medication in the United States and has been successfully introduced in major European markets. 'Maxalt' is the first migraine medicine available in both conventional tablets and a tablet formulation, 'Maxalt-MLT', that disintegrates within seconds on the tongue without liquids.

Merck's "platelet blocker," 'Aggrastat', is now available in more than 20 countries, including the United States, Switzerland, Germany and Mexico. It is indicated to reduce the risk of early myocardial infarction (MI) in patients with unstable angina or non-Q wave MI.

Following a six-month priority review, on May 20 the FDA cleared 'Vioxx', Merck's once-daily COX-2 specific inhibitor, for relief of the signs and symptoms of osteoarthritis, management of acute pain in adults, and treatment of menstrual pain. Since then, more than 400,000 U.S. patients have taken the product. Merck has introduced 'Vioxx' in nine other countries including the United Kingdom, Switzerland and Mexico. The Company is conducting additional clinical studies with 'Vioxx' to determine whether it is useful in treating rheumatoid arthritis and in preventing and treating Alzheimer's disease. Studies will begin later this year to ascertain whether 'Vioxx' might help prevent colon cancer.

In April 1999, Astra AB (Astra) merged with Zeneca Group Plc. As a result of this merger, Astra was required to make two one-time payments to Merck totaling approximately $1.8 billion. The Company has deferred recognition of the first payment, which approximated $967.4 million, since all or a portion of the amount is subject to repayment in 2008. One-half of the second payment which is estimated to be $822.0 million (the Lump Sum Payment) was an adjustment of the purchase price of Astra's 50% interest in Astra Merck Inc., reducing goodwill by $411.0 million. The balance was recorded in Other (income) expense, net and, after a reserve relating to disputed proceeds, yielded an after-tax gain of $74.6 million. (See Note 2 to the consolidated financial statements for further information.) This gain was largely offset on an after-tax basis by $110.0 million of pretax nonrecurring charges ($66.2 million after tax) also recorded in Other (income) expense, net, primarily comprised of provisions for the funding of both The Merck Company Foundation and The Merck Genome Research Institute and provisions for the settlement of claims.

The growth in pretax income for the second quarter was affected by the income from the Lump Sum Payment net of the nonrecurring charges. However, the net increase in pretax growth related to these nonrecurring items was substantially offset by an increase in the Company's effective tax rate principally because the reduction in goodwill associated with the Lump Sum Payment is not tax-effected.

On May 25, 1999, the Board of Directors declared a quarterly dividend of 27 cents per share on the Company's common stock for the third quarter of 1999. On July 27, 1999, the Board of Directors declared a quarterly dividend of 29 cents per share of common stock for the fourth quarter of 1999. The Company's total dividends paid during 1999 will be $1.10 per share, a 16% increase over the amount paid in 1998. The amount of dividends reflects the Company's two-for-one stock split effective February 1999.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, which delays the required adoption of FAS 133 to fiscal 2001. The timing of adoption of the Statement and effect of FAS 133 on the Company's financial position or results of operations have not yet been determined.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 1998, the Company initiated a program in 1996 to assess the risks of Year 2000 noncompliance, remediate all noncompliant systems and assess the readiness of key third parties. The risks identified by this program remain the same and the Company's assessment and remediation plans have not changed materially in terms of scope, timing or estimated costs to complete. The inventory and assessment phases are complete for critical internal information technology (IT) systems and the Company is approximately 90% complete with the remediation phase as of June 30, 1999. The inventory and assessment phase for non-IT systems is substantially complete and remediation is under way. Contingency plans (including the substitution of systems, use of manual methods and other means to prevent the failure of critical systems from having a material effect on the Company) are being developed, particularly for high risk areas such as those involving supplier and product management.

While some of the risks relating to third party readiness are outside of the Company's control, the Company has instituted programs, including internal records review and external questionnaires and supplier audits, to identify key third parties and assess their level of Year 2000 readiness. As of June 30, 1999, key third parties have been identified and the assessment of their readiness is being completed. Third party-based contingency plans, including securing alternate suppliers and alternate lines of communication with customers and suppliers, as well as advance ordering and staging of materials, are being developed to address the risks of noncompliance. Additionally, the Company is assessing the need to maintain increased inventory levels to satisfy potential increased customer demand at year-end.

All critical aspects of the Company's Year 2000 compliance program are expected to be completed by the end of the third quarter 1999. In addition, the Company is continually evaluating and, as necessary, updating its contingency plans for its high risk areas. Total costs to resolve the Year 2000 issue are not expected to be material to the Company's financial position, results of operations or cash flows.

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

Part II -  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Annual Meeting of Stockholders held on April 27, 1999, and received the votes set forth below:

1. All of the following persons nominated were elected to serve as directors and received the number of votes set opposite their respective names:

                                       For               Withheld
                                       ---               --------
      Carleton S. Fiorina          1,969,855,821        14,374,854
      H. Brewster Atwater, Jr.     1,970,348,378        13,882,297
      Raymond V. Gilmartin         1,972,219,611        12,011,064
      Edward M. Scolnick, M.D.     1,972,213,274        12,017,401
      Samuel O. Thier, M.D.        1,970,765,664        13,465,011
      Dennis Weatherstone          1,970,612,680        13,617,995

2. A proposal to ratify the appointment of independent public accountants received 1,973,670,530 votes FOR and 3,404,366 votes AGAINST, with 7,155,779 abstentions.

3. A stockholder proposal concerning annual election of directors received 771,798,032 votes FOR and 769,206,896 votes AGAINST, with 52,012,397 abstentions and 391,213,350 broker non-votes.

4. A stockholder proposal concerning bonuses for executive officers received 73,776,293 votes FOR and 1,461,753,074 votes AGAINST, with 57,487,896 abstentions and 391,213,412 broker non-votes.

5. A stockholder proposal concerning nomination of a wage-roll employee to the Board of Directors received 71,532,675 votes FOR and 1,452,705,078 votes AGAINST, with 68,779,469 abstentions and 391,213,453 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits

        Number                Description                                 Method of Filing
        ------                -----------                                 ----------------
        3(a)                  Restated Certificate of                     Incorporated by reference
                                Incorporation of Merck                      to Form 10-K Annual Report
                                & Co., Inc. (May 6, 1992)                   for the fiscal year ended
                                                                            December 31, 1992

        3(b)                  Certificate of Amendment to                 Incorporated by reference
                                the Certificate of                          to Form 10-K Annual Report
                                Incorporation of Merck &                    for the fiscal year ended
                                Co., Inc. (as amended                       December 31, 1998
                                January 14, 1999, effective
                                February 16, 1999)

        3(c)                  By-Laws of Merck & Co., Inc.                Incorporated by reference
                                (as amended effective                       to Form 10-Q Quarterly
                                 February 25, 1997)                         Report for the period
                                                                            ended March 31, 1997

        10(a)                 1996 Non-Employee Directors                 Filed with this document
                                Stock Option Plan (as amended
                                April 27, 1999)

        10(b)                 Plan for Deferred Payment of                Filed with this document
                                Directors' Compensation
                                (Restated as of June 1, 1999)

        10(c)                 1996 Incentive Stock Plan                   Filed with this document
                                (as amended November 28, 1998)

        10(d)                 Stock Purchase Agreement                    Filed with this document
                                between Raymond V. Gilmartin
                                and the Company dated June 16, 1999

        12                    Computation of Ratios of                    Filed with this document
                                Earnings to Fixed Charges

        27                    Financial Data Schedule                     Filed with this document


(b)      Reports on Form 8-K

      During the three-month period ending June 30, 1999, no current reports on Form 8-K were filed.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  MERCK & CO., INC.



Date:  August 11, 1999            /s/ Mary McDonald
                                  -----------------
                                  MARY MCDONALD
                                  Senior Vice President and General Counsel


Date:  August 11, 1999            /s/ Richard C. Henriques
                                  ------------------------
                                  RICHARD C. HENRIQUES
                                  Vice President, Controller

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

             10(a)            1996 Non-Employee Directors Stock Option Plan (as amended April 27, 1999)

             10(b)            Plan for Deferred Payment of Directors' Compensation (Restated as of June 1, 1999)

             10(c)            1996 Incentive Stock Plan (as amended November 28, 1998)

             10(d)            Stock Purchase Agreement between Raymond V. Gilmartin and the Company dated
                                 June 16, 1999

             12               Computation of Ratios of Earnings to Fixed Charges

             27               Financial Data Schedule