Form 10-Q
period 1999-09-30
MERCK & CO INC
filed 1999-11-12
CIK 64978

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q




(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999
                                    ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to __________


                           Commission File No. 1-3305


                                MERCK & CO., INC.
                                  P. O. Box 100
                                 One Merck Drive
                       Whitehouse Station, N.J. 08889-0100
                                 (908) 423-1000

Incorporated in New Jersey                  I.R.S. Employer Identification
                                            No. 22-1109110



The number of shares of common stock outstanding as of the close of business on October 29, 1999:

          Class                              Number of Shares Outstanding
          -----                              ----------------------------

          Common Stock                              2,337,422,721


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

Part I - Financial Information



                       MERCK & CO., INC. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED STATEMENT OF INCOME
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                    ($ in millions except per share amounts)


                                                                  Three Months                         Nine Months
                                                               Ended September 30                   Ended September 30
                                                        --------------------------------        --------------------------
                                                          1999                    1998            1999             1998
                                                        --------                --------        ---------        ---------
Sales                                                   $8,195.7                $6,838.3        $23,750.6        $19,367.5
                                                        --------                --------        ---------        ---------

Costs, Expenses and Other

  Materials and production                               4,365.9                 3,544.1         12,890.2         10,163.1

  Marketing and administrative                           1,272.7                 1,087.2          3,611.3          3,141.2

  Research and development                                 516.0                   450.4          1,440.5          1,279.9

  Acquired research                                         51.1                 1,039.5             51.1          1,039.5

  Equity income from affiliates                           (227.1)                 (210.5)          (581.5)          (707.7)

  Gain on sale of business                                     -                (2,147.7)               -         (2,147.7)

  Other (income) expense, net                              (17.6)                  360.0            (69.1)           422.6
                                                        --------                --------        ---------        ---------

                                                         5,961.0                 4,123.0         17,342.5         13,190.9
                                                        --------                --------        ---------        ---------

Income Before Taxes                                      2,234.7                 2,715.3          6,408.1          6,176.6

Taxes on Income                                            695.1                 1,348.3          2,090.8          2,329.1
                                                        --------                --------        ---------        ---------

Net Income                                              $1,539.6                $1,367.0        $ 4,317.3        $ 3,847.5
                                                        ========                ========        =========        =========



Basic Earnings per Common Share                             $.65                    $.57            $1.83            $1.61

Earnings per Common Share Assuming Dilution                 $.64                    $.56            $1.79            $1.57

Dividends Declared per Common Share                         $.29                    $.27            $ .83            $ .72





  The accompanying notes are an integral part of this consolidated financial statement.

                       MERCK & CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                 ($ in millions)

                                                                              September 30               December 31
                                                                                  1999                      1998
                                                                              ------------               -----------
ASSETS
  Current Assets
    Cash and cash equivalents                                                   $ 2,103.4                 $ 2,606.2
    Short-term investments                                                        1,676.5                     749.5
    Accounts receivable                                                           3,498.2                   3,374.1
    Inventories                                                                   2,746.7                   2,623.9
    Prepaid expenses and taxes                                                      990.1                     874.8
                                                                                ---------                 ---------

      Total current assets                                                       11,014.9                  10,228.5
                                                                                ---------                 ---------

  Investments                                                                     4,579.8                   3,607.7

  Property, Plant and Equipment, at cost,
    net of allowance for depreciation of
    $4,557.9 in 1999 and $4,042.8 in 1998                                         9,038.0                   7,843.8

  Goodwill and Other Intangibles,
    net of accumulated amortization of
    $1,395.6 in 1999 and $1,123.9 in 1998                                         7,673.1                   8,287.2

  Other Assets                                                                    2,281.7                   1,886.2
                                                                                ---------                 ---------
                                                                                $34,587.5                 $31,853.4
                                                                                =========                 =========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
     Accounts payable and accrued liabilities                                   $ 3,765.3                 $ 3,682.1
     Loans payable and current portion of long-term debt                          1,600.8                     624.2
     Income taxes payable                                                         1,625.4                   1,125.1
     Dividends payable                                                              678.4                     637.4
                                                                                ---------                 ---------

      Total current liabilities                                                   7,669.9                   6,068.8
                                                                                ---------                 ---------

  Long-Term Debt                                                                  3,213.6                   3,220.8
                                                                                ---------                 ---------

  Deferred Income Taxes and Noncurrent Liabilities                                6,981.0                   6,057.0
                                                                                ---------                 ---------

  Minority Interests                                                              3,866.4                   3,705.0
                                                                                ---------                 ---------

  Stockholders' Equity
    Common stock
      Authorized -  5,400,000,000 shares
      Issued     -  2,967,957,858 shares -1999
                 -  2,967,851,980 shares -1998                                       29.7                      29.7
    Other paid-in capital                                                         5,571.1                   5,614.5
    Retained earnings                                                            22,551.6                  20,186.7
    Accumulated other comprehensive income (loss)                                     9.8                     (21.3)
                                                                                ---------                 ---------
                                                                                 28,162.2                  25,809.6
    Less treasury stock, at cost
      630,411,132 shares - 1999
      607,399,428 shares - 1998                                                  15,305.6                  13,007.8
                                                                                ---------                 ---------

      Total stockholders' equity                                                 12,856.6                  12,801.8
                                                                                ---------                 ---------
                                                                                $34,587.5                 $31,853.4
                                                                                =========                 =========


  The accompanying notes are an integral part of this consolidated financial statement.

                       MERCK & CO., INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 ($ in millions)

                                                                                             Nine Months
                                                                                         Ended September 30
                                                                                 ----------------------------------
                                                                                    1999                    1998
                                                                                 ----------              ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before taxes                                                              $  6,408.1              $  6,176.6
  Adjustments to reconcile income before taxes to cash provided from operations before taxes:
     Acquired research                                                                 51.1                 1,039.5
     Gain on sale of business                                                             -                (2,147.7)
     Depreciation and amortization                                                    862.5                   763.0
     Other                                                                           (561.9)                  316.7
     Net changes in assets and liabilities                                           (300.5)                 (444.7)
                                                                                 ----------              ----------
CASH PROVIDED BY OPERATING ACTIVITIES BEFORE TAXES                                  6,459.3                 5,703.4
INCOME TAXES PAID                                                                  (1,669.0)               (1,639.0)
                                                                                 ----------              ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           4,790.3                 4,064.4
                                                                                 ----------              ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                               (1,739.6)               (1,297.5)
Purchase of securities, subsidiaries and other investments                        (31,198.7)              (21,671.1)
Proceeds from sale of securities, subsidiaries and other investments               29,395.2                19,964.6
Proceeds from relinquishment of certain AstraZeneca product rights                  1,679.9                       -
Proceeds from sale of business                                                            -                 2,586.2
Other                                                                                 (13.6)                  423.3
                                                                                 ----------              ----------
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                                   (1,876.8)                    5.5
                                                                                 ----------              ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings                                                   979.1                  (465.6)
Proceeds from issuance of debt                                                         11.6                 1,879.3
Payments on debt                                                                      (16.6)                  (87.1)
Purchase of treasury stock                                                         (2,605.7)               (2,770.9)
Dividends paid to stockholders                                                     (1,911.4)               (1,613.1)
Other                                                                                 147.0                   290.0
                                                                                 ----------              ----------
NET CASH USED BY FINANCING ACTIVITIES                                              (3,396.0)               (2,767.4)
                                                                                 ----------              ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                          (20.3)                    1.7
                                                                                 ----------              ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (502.8)                1,304.2
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      2,606.2                 1,125.1
                                                                                 ----------              ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $  2,103.4              $  2,429.3
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

      In connection with the Company's July 1998 acquisition of Astra's one-half interest in Astra Merck, Inc. (renamed KBI), the Company agreed to relinquish rights to the pharmaceutical products of any company that would merge with or acquire Astra. These rights, which protected the value of KBI's perpetual interest in Astra's pipeline, were relinquished in exchange for a payment (the Lump Sum Payment) to be made in the event of the merger or acquisition of Astra. The Company estimates that it is entitled to receive a Lump Sum Payment of $822.0 million as the result of the merger of Astra and Zeneca. In the second quarter of 1999, Astra paid $712.5 million of the Lump Sum Payment and is disputing its obligation to pay the remainder. The Company is in arbitration seeking to enforce its rights under the agreement with respect to the disputed amount. Although the Company retains an interest in current and future Astra products with an existing or pending U.S. patent, this merger effectively curtailed the Company's perpetual interest in Astra's pipeline and, thus, reduced the going concern value acquired by the Company in July 1998. Accordingly, one-half of the expected payment was an adjustment to the purchase price paid by the Company for Astra's one-half interest in KBI reducing goodwill by $411.0 million. The balance represents compensation to the Company for the reduction of the value of its original one-half interest in KBI and was recorded in Other (income) expense, net. Because the reduction in goodwill is not tax-effected and the Lump Sum Payment is fully taxable, this transaction, net of a reserve relating to disputed proceeds, yielded an after-tax gain of $74.6 million. This gain was largely offset on an after-tax basis by $110.0 million of pretax charges ($66.2 million after tax) also recorded in Other (income) expense, net. (See Note 7.)

      The merger of Astra and Zeneca also triggers a partial redemption in 2008 of Merck's limited partnership interest in AstraZeneca LP (formerly Astra Pharmaceuticals, L.P.), the U.S. limited partnership formed in July 1998 as part of the restructuring of the Company's joint venture with Astra. Additionally, Astra's option to buy the Company's interest in the KBI products is now only exercisable in 2010 and the Company now has the right to require Astra to purchase such interest at fair market value in 2008. As a result of the merger, the $1.4 billion note issued to Astra in July 1998, originally due in 2038, is payable in 2008.

3. On September 2, 1999, the Company acquired the controlling interest in the outstanding common stock of SIBIA Neurosciences, Inc.
      (SIBIA) and on November 12, 1999, the Company completed the acquisition by obtaining the remaining shares. The purchase price is approximately $97.4 million, consisting of cash of $88.0 million and employee stock options valued at $9.4 million. SIBIA is engaged in the discovery and development of novel molecule therapeutics for the treatment of neurodegenerative, neuropsychiatric and neurological disorders. The acquisition was accounted for by the purchase method and, accordingly, SIBIA's results of operations have been included with the Company's since the acquisition date. Pro forma information is not provided as the impact of the transaction does not have a material effect on the Company's results of operations for 1999 or 1998. The purchase price allocation resulted in assets acquired of $61.4 million, liabilities assumed of $15.1 million and a charge for acquired research of $51.1 million associated with research projects for which, at the acquisition date, technological feasibility had not been established and no alternative future use existed.

4.    Inventories consisted of:

                                                                      ($ in millions)
                                                              -------------------------------
                                                              September 30        December 31
                                                                  1999               1998
                                                              -------------       -----------
        Finished goods                                           $1,574.4           $1,701.2
        Raw materials and work in process                         1,092.1              851.6
        Supplies                                                     80.2               71.1
                                                                 --------           --------
          Total (approximates current cost)                       2,746.7            2,623.9
        Reduction to LIFO cost                                          -                  -
                                                                 --------           --------
                                                                 $2,746.7           $2,623.9
                                                                 ========           ========

5. The Company, along with numerous other defendants, is a party in several antitrust actions brought by retail pharmacies and consumers, alleging conspiracies in restraint of trade and challenging pricing and/or purchasing practices, one of which has been certified as a federal class action and a number of which have been certified as state class actions. In 1996, the Company and several other defendants finalized an agreement to settle the federal class action alleging conspiracy, which represents the single largest group of retail pharmacy claims, pursuant to which the Company paid $51.8 million. Since that time, the Company has entered into other settlements on satisfactory terms. The Company has not engaged in any conspiracy, and no admission of wrongdoing was made nor was included in the final agreements. While it is not feasible to predict or determine the final outcome of these proceedings, management does not believe that they should result in a materially adverse effect on the Company's financial position, results of operations or liquidity.

6.    Sales consisted of:

                                                                       ($ in millions)
                                                   -------------------------------------------------------
                                                        Three Months                   Nine Months
                                                     Ended September 30             Ended September 30
                                                   ----------------------      ---------------------------
                                                      1999        1998            1999            1998
                                                   ----------  ----------      -----------     -----------
        Elevated cholesterol                        $1,273.7    $1,180.1        $ 3,684.1       $ 3,382.6
        Hypertension/heart failure                   1,070.3       931.6          3,362.6         3,072.7
        Osteoporosis                                   280.7       192.0            755.3           539.4
        Anti-ulcerants                                 224.3       273.4            676.4           823.4
        Vaccines/biologicals                           252.9       251.0            645.8           654.0
        Antibiotics                                    189.0       167.7            565.8           538.8
        Human immunodeficiency virus (HIV)             169.8       156.4            495.6           491.5
        Ophthalmologicals                              162.3       153.0            476.4           451.5
        Other Merck products                           768.2       620.1          1,950.6         1,011.3
        Merck-Medco                                  3,804.5     2,913.0         11,138.0         8,402.3
                                                    --------    --------        ---------       ---------

                                                    $8,195.7    $6,838.3        $23,750.6       $19,367.5
                                                    ========    ========        =========       =========


      Other Merck products include sales of other human pharmaceuticals, continuing sales to divested businesses and pharmaceutical and animal health supply sales to the Company's joint ventures and, as of July 1, 1998, supply sales to AstraZeneca LP.

7.    Other (income) expense, net, consisted of:

                                                                         ($ in millions)
                                                          ---------------------------------------------
                                                              Three Months              Nine Months
                                                           Ended September 30       Ended September 30
                                                          --------------------     --------------------
                                                             1999       1998          1999       1998
                                                          ---------   --------     -------     --------
        Interest income                                   $  (95.2)   $(100.0)     $(264.1)    $(225.6)
        Interest expense                                      79.0       56.9        219.3       138.8
        Exchange gains                                       (20.9)      (9.7)       (18.8)      (22.4)
        Minority interests                                    61.8       19.6        168.5        84.8
        Amortization of goodwill and other intangibles        77.8       84.3        239.0       180.8
        Other, net                                          (120.1)     308.9       (413.0)      266.2
                                                          --------    -------      --------    -------
                                                          $  (17.6)   $ 360.0      $ (69.1)    $ 422.6
                                                          ========    =======      ========    =======


      Minority interests include third parties' share of exchange gains and losses arising from translation of the financial statements into U.S. dollars. The increase in minority interests for the three- and nine-month periods reflects dividends paid to AstraZeneca on $2.4 billion par value preferred stock of a subsidiary beginning in July 1998.

      Other, net, for the three- and nine-month periods ended September 30, 1999 includes income of $77.9 million resulting from the reversal of a restructuring reserve established in 1995 for the anticipated 1999 closure of a manufacturing facility. As a result of favorable incentives agreed to in July 1999 with local authorities combined with changes in available production capacity across plant sites, management has decided to continue operating the facility. Other, net, for the nine-month period ended September 30, 1999 also includes income of $411.0 million associated with the Lump Sum Payment from Astra, offset by a reserve relating to disputed proceeds (see Note 2) and charges of $110.0 million primarily for endowment of both The Merck Company Foundation and The Merck Genome Research Institute and provisions for the settlement of claims.

      Interest paid for the nine-month periods ended September 30, 1999 and 1998 was $205.4 million and $97.0 million, respectively.

8. Income taxes paid for the nine-month periods ended September 30, 1999 and 1998 were $1,669.0 million and $1,639.0 million, respectively.

9. The net income effect of dilutive securities was not significant to the Company's calculation of Earnings per common share assuming dilution. A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

                                                                             Three Months               Nine Months
                                                                          Ended September 30         Ended September 30
                                                                         --------------------       --------------------
                                                                           1999         1998          1999         1998
                                                                         -------     -------        -------      -------
         Average common shares outstanding                               2,343.0     2,376.8        2,353.6      2,384.6
         Common shares issuable(1)                                          51.4        61.5           56.5         62.2
                                                                         -------     --------       -------      -------
         Average common shares outstanding assuming dilution             2,394.4     2,438.3        2,410.1      2,446.8
                                                                         =======     =======        =======      =======
         (1) Issuable primarily under stock option plans.





10. Comprehensive income for the three months ended September 30, 1999 and 1998, representing all changes in Stockholders' equity during the period other than changes resulting from the Company's stock, was $1,573.0 million and $1,371.3 million, respectively. Comprehensive income for the nine months ended September 30, 1999 and 1998 was $4,348.4 million and $3,850.4 million, respectively.


11. The Company's operations are principally managed on a products and services basis and are comprised of two reportable segments: Merck Pharmaceutical and Merck-Medco. Merck Pharmaceutical products consist of therapeutic agents, sold by prescription, for the treatment of human disorders. Merck-Medco revenues are derived from the filling and management of prescriptions and health management programs. All Other includes non-reportable human and animal health segments. Revenues and profits for these segments are as follows:

                                                                        ($ in millions)
                                                       -------------------------------------------------
                                                            Three Months               Nine Months
                                                         Ended September 30         Ended September 30
                                                       ---------------------      ----------------------
                                                         1999         1998           1999         1998
                                                       --------     --------      ---------    ---------
         Segment revenues:
           Merck Pharmaceutical                        $3,524.6     $3,086.6      $10,410.3    $ 9,223.3
           Merck-Medco                                  4,504.4      3,620.0       13,234.1     10,451.9
           All Other                                      826.2        792.2        2,068.7      1,600.4
                                                       --------     --------      ---------    ---------
                                                       $8,855.2     $7,498.8      $25,713.1    $21,275.6
                                                       ========     ========      =========    =========
         Segment profits:
           Merck Pharmaceutical                        $2,111.6     $1,842.9      $ 6,306.7    $ 5,585.2
           Merck-Medco                                    146.0        110.7          397.4        333.2
           All Other                                      800.2        709.4        1,933.6      1,824.6
                                                       --------     --------      ---------    ---------
                                                       $3,057.8     $2,663.0      $ 8,637.7    $ 7,743.0
                                                       ========     ========      =========    =========


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

      A reconciliation of total segment profits to consolidated income before taxes is as follows:

                                                                          ($ in millions)
                                                        ---------------------------------------------------
                                                              Three Months                 Nine Months
                                                           Ended September 30          Ended September 30
                                                        -----------------------      ----------------------
                                                          1999          1998            1999        1998
                                                        --------      ---------      ---------    ---------
         Segment profits                                $3,057.8      $ 2,663.0      $ 8,637.7    $ 7,743.0
         Other profits                                      17.8           24.2           63.2         65.7
         Adjustments                                        57.5           45.2          146.2        121.6
         Unallocated:
           Gain on sale of business                            -        2,147.7              -      2,147.7
           Interest income                                  95.2          100.0          264.1        225.6
           Interest expense                                (79.0)         (56.9)        (219.3)      (138.8)
           Equity income (loss) from affiliates             59.9           73.7          205.5        (60.4)
           Depreciation and amortization expenses         (223.1)        (227.1)        (678.5)      (582.7)
           Acquired research                               (51.1)      (1,039.5)         (51.1)    (1,039.5)
           Research and development expenses              (516.0)        (450.4)      (1,440.5)    (1,279.9)
           Other expenses, net                            (184.3)        (564.6)        (519.2)    (1,025.7)
                                                        --------      ---------      ---------    ---------
                                                        $2,234.7      $ 2,715.3      $ 6,408.1    $ 6,176.6
                                                        ========      =========      =========    =========


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

12.   Legal proceedings to which the Company is a party are discussed in Part 1
      Item 3, Legal Proceedings, in the Annual Report on Form 10-K. There were no material developments in the nine-month period ended September 30, 1999.

             MANAGEMENT'S ANALYSIS OF INTERIM FINANCIAL INFORMATION

Earnings per share for the third quarter of 1999 were $.64, an increase of 14% over the third quarter of 1998. Third quarter net income increased 13% to $1,539.6 million. Sales for the quarter were $8.2 billion, up 20% over the same period last year.

For the first nine months, earnings per share were $1.79, an increase of 14% over the first nine months of 1998. Net income was $4,317.3 million for the first nine months of 1999, an increase of 12% over the first nine months of 1998. Sales rose 23% to $23.8 billion.

Sales growth for the quarter and nine months of 1999 was led by the established major products, the newer products, including 'Vioxx', and growth from the Merck-Medco Managed Care business. Solid volume gains in both domestic and international operations contributed to the third quarter results.

Sales of Merck human health products increased 13% for the third quarter and 16% for the nine months. The nine month sales increase benefited from the July 1998 Astra Merck, Inc. restructuring. For the nine months year-to-date, sales of Merck human health products outside the United States accounted for 40% of Merck human health sales. Foreign exchange had essentially no effect on the Company's sales growth for the third quarter and nine months.

Income growth for the first nine months was driven by strong sales volume gains as well as the effects of ongoing cost controls and productivity improvements in manufacturing and general and administrative expenses. The savings from productivity improvements were partially offset by increases in selling and promotion expenses to support the recent product launches.

Results for the first nine months were paced by strong volume gains of 'Zocor', 'Fosamax', 'Cozaar'*, 'Hyzaar'*, and 'Prinivil'. Also contributing to the volume growth was 'Vioxx', introduced to the U.S. market in May 1999, and sales of products introduced in 1998, including 'Singulair', 'Propecia' and 'Maxalt'. Prescription volume growth in the Merck-Medco Managed Care business also contributed significantly to the sales increase.

'Zocor' remains the world's leading statin medicine and sales continue to show solid growth. The U.S. Food and Drug Administration (FDA) approved 'Zocor' on August 9 as the first and only statin to raise levels of "good" cholesterol
(HDL) in people with high levels of "bad" cholesterol (LDL). Newly published studies have confirmed that low HDL levels are a significant cardiovascular risk factor, and 'Zocor' has been shown to increase HDL by 8 to 16 percent.

'Fosamax' remains the only non-hormonal medicine proven to treat postmenopausal osteoporosis and to reduce the incidence of hip fractures, the most serious fractures related to osteoporosis. A new study, presented in October at the annual meeting of the American Society for Bone and Mineral Research, suggests that treatment with 'Fosamax' may be beneficial to men with osteoporosis. In this study in men, 'Fosamax' significantly increased bone mineral density at two common sites of fractures, the spine and hip, and reduced height loss. Bone mineral density is an indicator of bone strength, with the risk of fracture increasing as bone mineral density decreases. According to the National Osteoporosis Foundation, approximately 28 million Americans have osteoporosis or are at risk for the disease. Twenty percent are men.

'Cozaar' and its companion agent, 'Hyzaar', rank among our fastest-growing products. 'Cozaar', an angiotensin II antagonist (AIIA), is sold in more than 80 countries and 'Hyzaar' in more than 60. Together, they are the world's most widely prescribed drugs in the AIIA class.

In just 20 weeks on the market in the United States, 'Vioxx' has become the country's fastest growing prescription arthritis medicine. U.S. physicians have written more than 2 million prescriptions for Merck's newest medicine, which is used to relieve the signs and symptoms of osteoarthritis, manage acute pain in adults and treat menstrual pain. In September, Merck entered an agreement with CollaGenex, a leader in dental products, to co-promote 'Vioxx' to dentists, periodontists and oral surgeons in the U.S. Dentists in the U.S. write more than
1.8 million prescriptions monthly for the relief of pain.

Merck has introduced 'Vioxx' in 22 other countries, including the United Kingdom, Switzerland and Mexico. The Company is conducting extensive clinical studies with 'Vioxx' to evaluate its efficacy in the treatment of rheumatoid arthritis and in the prevention and treatment of Alzheimer's disease. Studies will begin later this year to ascertain whether 'Vioxx' might help prevent colon cancer. In a recent interference decision, the U.S. Patent and Trademark Office held that Merck is entitled to exclusive patent rights covering 'Vioxx' and structurally-related compounds.

*'Cozaar' and 'Hyzaar' are registered trademarks of E.I. du Pont de Nemours and Company, Wilmington, DE, USA.

Within less than two years of its introduction to the U.S. market, 'Singulair', Merck's once daily tablet for asthma management, has become the third-largest prescription medicine for the control of asthma and the leading medicine in the leukotriene antagonist class. 'Singulair' is approved for children six years of age and older, and, earlier this year, the Company filed an application with the FDA to market a pediatric dosage form for children as young as two. 'Singulair' has been introduced in 57 other countries, including the United Kingdom, Spain, Germany and Canada.

In the third quarter of 1999, Other (income) expense, net, includes income of $77.9 million ($48.7 million after tax) resulting from the reversal of a restructuring reserve established in 1995 for the anticipated 1999 closure of a manufacturing facility. As a result of favorable incentives agreed to in July 1999 with local authorities combined with changes in available production capacity across plant sites, management has decided to continue operating the facility.

In September 1999, in connection with the acquisition of SIBIA Neurosciences, Inc., the Company recorded a $51.1 million pretax and after-tax charge for acquired research associated with specific research projects for which, at the acquisition date, technological feasibility had not been established and no alternative future use existed (See Note 3 to the consolidated financial statements for further information).

In October 1999, Merck-Medco Managed Care, L.L.C., and CVS Corporation announced that the two companies have formed a long-term strategic alliance to collaborate on enhanced internet retail and specialty pharmacy services for Merck-Medco's 51 million health plan members.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which delays the required adoption of FAS 133 to fiscal 2001. The timing of adoption of the Statement and effect of FAS 133 on the Company's financial position or results of operations have not yet been determined.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 1998, the Company initiated a program in 1996 to assess the risks of Year 2000 noncompliance, remediate all noncompliant systems and assess the readiness of key third parties. The Company believes that it has completed all critical aspects of its Year 2000 readiness program. Although the Company designed this program to properly prepare its systems for the Year 2000, there can be no assurance that the Company will not experience business disruptions or incur material costs caused by the failure to detect and remediate all instances of Year 2000 noncompliance in its systems. Contingency plans (including the substitution of systems, use of manual methods and other means to prevent the failure of critical systems from having a material effect on the Company) are nearing completion, particularly for high-risk areas such as those involving supplier and product management.

In addition to evaluating and remediating its internal systems, the Company instituted a project, now substantially complete, to assess the readiness of suppliers who provide goods, services and information. Where problems have been identified, the Company has worked with the suppliers to mitigate Year 2000 exposures and, when necessary, approached other suppliers. Some software package suppliers, in preparing for Year 2000, continue to make changes to their programs and the Company is working carefully to evaluate these changes. If a significant number of third parties experience failures in their systems due to Year 2000 noncompliance, it could affect the Company's ability to process transactions, manufacture products, or engage in other business activities. Development of third party-based contingency plans to address the risks of noncompliance, including securing alternate suppliers when available and alternate lines of communication with customers and suppliers, as well as managing our levels of inventory, is nearing completion.

The Company continues to evaluate its risks and, as necessary, update contingency plans. Total costs to resolve the Year 2000 issue were not material to the Company's financial position, results of operations or cash flows.

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

          12            Computation of Ratios of           Filed with this document
                          Earnings to Fixed Charges

          27            Financial Data Schedule            Filed with this document

(b)     Reports on Form 8-K

        During the three-month period ending September 30, 1999, no current reports on Form 8-K were filed.

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      MERCK & CO., INC.



Date:  November 12, 1999              /s/ Mary McDonald
                                      -----------------
                                      MARY MCDONALD
                                      Senior Vice President and General Counsel


Date:  November 12, 1999              /s/ Richard C. Henriques
                                      ------------------------
                                      RICHARD C. HENRIQUES
                                      Vice President, Controller

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