Form 10-K
period 1999-12-31
MERCK & CO INC
filed 2000-03-22
CIK 64978

     As filed with the Securities and Exchange Commission on March 22, 2000
================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                _______________

                                   FORM 10-K

(MARK ONE)

   /X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the Fiscal Year Ended December 31, 1999

                                      or

   / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from  ____________  to  ____________

                          Commission File No. 1-3305

                                _______________

                               MERCK & CO., INC.
                                One Merck Drive
                     Whitehouse Station, N. J. 08889-0100
                                (908) 423-1000

         Incorporated in New Jersey                   I.R.S. Employer
                                               Identification No. 22-1109110

          Securities Registered pursuant to Section 12(b) of the Act:

                                               Name of Each Exchange
                Title of Each Class             on which Registered
                -------------------            ----------------------
                   Common Stock      New York and Philadelphia Stock Exchanges
                 ($0.01 par value)

         Number of shares of Common Stock ($0.01 par value) outstanding as of February 29, 2000: 2,316,574,409.

         Aggregate market value of Common Stock ($0.01 par value) held by non-affiliates on December 31, 1999 based on closing price on February 29, 2000:
$143,318,000,000.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] . No____________

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                     Documents Incorporated by Reference:

                    Document                            Part of Form 10-K
                    --------                            -----------------
Annual Report to stockholders for the fiscal year         Parts I and II
         ended December 31, 1999
    Proxy Statement for the Annual Meeting of                Part III
      Stockholders to be held April 25, 2000

================================================================================

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

         The following table shows the sales of various categories of the Company's products and services:

                           ($ in millions)           1999          1998           1997
                           ---------------       ------------  -------------  -------------
         Elevated cholesterol....................   $ 5,093.2      $ 4,694.1      $ 4,672.3
         Hypertension/heart failure..............     4,563.8        4,213.5        3,855.0
         Osteoporosis............................     1,043.1          775.2          532.1
         Anti-ulcerants..........................       913.9        1,113.5        1,184.4
         Vaccines/biologicals....................       860.0          846.7          733.6
         Antibiotics.............................       772.3          743.3          774.9
         Ophthalmologicals.......................       670.0          630.7          639.1
         Human immunodeficiency virus ("HIV")....       664.4          676.3          581.7
         Anti-inflammatory/analgesics............       578.5           98.0          116.0
         Respiratory.............................       501.8          194.0             .4
         Animal health/crop protection...........          --             --          550.0
         Other Merck products....................     1,820.6        1,311.2          557.1
         Merck-Medco.............................    15,232.4       11,601.7        9,440.3
                                                    ---------      ---------      ---------
              Total..............................   $32,714.0      $26,898.2      $23,636.9
                                                    =========      =========      =========

         Human health products include therapeutic agents within the Merck Pharmaceutical segment, sold by prescription for the treatment of human disorders, as well as preventive agents (vaccines/biologicals). Among these are elevated cholesterol products, which include Zocor (simvastatin) and Mevacor (lovastatin); hypertension/heart failure products which include Vasotec (enalapril maleate), the largest-selling product among this group, Cozaar (losartan potassium), Hyzaar (losartan potassium and hydrochlorothiazide), Prinivil (lisinopril) and Vaseretic (enalapril maleate and hydrochlorothiazide); osteoporosis, which is comprised of Fosamax (alendronate sodium), for treatment and prevention in postmenopausal women; anti-ulcerants, of which Pepcid (famotidine) is the largest-selling; vaccines/biologicals, of which M-M-R II (measles, mumps and rubella virus vaccine live), Varivax (varicella virus vaccine live), a live virus vaccine for the prevention of chickenpox, and Recombivax HB (hepatitis B vaccine [recombinant]) are the largest-selling; antibiotics, of which Primaxin (imipenem and cilastatin sodium) and Noroxin (norfloxacin) are the largest-selling; ophthalmologicals, of which Timoptic (timolol maleate), Timoptic-XE (timolol maleate ophthalmic gel forming solution), Trusopt (dorzolamide hydrochloride ophthalmic solution) and Cosopt (dorzolamide hydrochloride and timolol maleate ophthalmic solution) are the largest selling; HIV, which includes Crixivan (indinavir sulfate), a protease inhibitor for the treatment of human immunodeficiency viral infection in adults; anti-inflammatory/analgesics, of which Vioxx (rofecoxib), a specific inhibitor of COX-2, is the largest-selling; and respiratory, which is comprised of Singulair (montelukast sodium), a leukotriene receptor antagonist.

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

          Other Merck products include sales of Proscar (finasteride), which provides long-term disease management of symptomatic benign prostate enlargement, Maxalt (rizatriptan benzoate), an anti-migraine treatment, Propecia (finasteride), which treats male pattern hair loss and Aggrastat (tirofiban hydrochloride), a platelet blocker, for treatment of acute coronary syndrome and other human pharmaceuticals within the Merck

Pharmaceutical segment, continuing sales to divested businesses, pharmaceutical and animal health supply sales to the Company's joint ventures and supply sales to AstraZeneca LP. Also included in this category are rebates and discounts on Company pharmaceutical products.

     Merck-Medco primarily includes Merck-Medco sales of non-Merck products and Merck-Medco pharmaceutical benefit services, principally sales of prescription drugs through managed prescription drug programs as well as services provided through programs to help manage patient health.

     In 1997, the Company acquired Istituto Gentili S.p.A., a privately-held Italian pharmaceutical company that owned the intellectual property rights for alendronate, which is marketed in the United States by the Company as Fosamax.

     In November 1999, the Company acquired SIBIA Neurosciences, Inc., a publicly-held California based biotechnology firm, which engages in the discovery and development of novel small molecule therapeutics for the treatment of neurodegenerative, neuropsychiatric and neurological disorders.

     In May 1999, the U.S. Food and Drug Administration ("FDA") cleared Vioxx, a once-daily, anti-inflammatory COX-2 specific inhibitor, for marketing in the United States for relief of the signs and symptoms of osteoarthritis, management of acute pain in adults and treatment of menstrual pain. Vioxx has now been
launched in 47 other countries in addition to the United States.   In March
1999, the FDA approved a new use indication for Mevacor to reduce the risk of first heart attack, unstable angina and coronary revascularization procedures in people without symptoms of cardiovascular disease, with average to moderately elevated levels of total and LDL cholesterol and below average HDL cholesterol. In August 1999, the FDA approved an expanded indication for Zocor for the increase of HDL cholesterol in persons with high LDL levels of cholesterol. In March 2000, the FDA approved the use of Singulair 4 mg tablets to help control asthma in children aged two to five.

     Divestitures -- In July 1997, the Company sold its crop protection business to Novartis for $910.0 million.

     In July 1998, the Company sold its one-half interest in The Dupont Merck Pharmaceutical Company, its joint venture with E.I. du Pont de Nemours and Company ("DuPont"), to DuPont for $2.6 billion in cash.

     In December 1999, the Company transferred all of its interest in Chugai MSD Co., Ltd. to Chugai Pharmaceutical Co., Ltd.

     These businesses were not significant to the Company's financial position, liquidity or results of operations.

     Joint Ventures -- In 1982, the Company entered into an agreement with Astra AB ("Astra") to develop and market Astra products in the United States.
In 1993, the Company's total sales of Astra products reached a level that triggered the first step in the establishment of a joint venture business carried on by Astra Merck Inc. ("AMI"), in which the Company and Astra each owned a 50% share. The joint venture, formed in November 1994, developed and marketed most of Astra's new prescription medicines in the United States. Joint venture sales consisted primarily of Prilosec (omeprazole), the first of a class of medications known as proton pump inhibitors which slows the production of acid from the cells of the stomach lining. In December 1996, the FDA cleared Prilosec for use as initial therapy in the treatment of heartburn and other symptoms associated with gastroesophageal reflux disease.

     On July 1, 1998, the Company and Astra completed the restructuring of the ownership and operations of the joint venture whereby the Company acquired Astra's interest in AMI, renamed KBI Inc. ("KBI"), for consideration totaling $3.1 billion. KBI's operating assets, excluding certain product rights, were then combined with the assets of Astra's wholly owned subsidiary, Astra USA, Inc., to form a new U.S. limited partnership named Astra Pharmaceuticals, L.P. ("the Partnership") in which the Company maintains a limited partner interest. For a franchise fee payment of $230.0 million, the Partnership became the exclusive distributor of the products for which KBI retained rights. The Company earns certain Partnership returns as well as ongoing revenue based on sales of current and future KBI products. The Partnership returns reflect the Company's share of the Partnership's earnings in conformity with accounting principles generally accepted in the United States

(GAAP earnings) and include a preferential return, a priority return and certain variable returns which are based, in part, upon sales of certain former Astra USA, Inc. products. The preferential return represents the Company's share of the undistributed Partnership GAAP earnings. For a payment of $443.0 million, Astra purchased an option to buy the Company's interest in the KBI products in 2008, 2012 or 2016, excluding the Company's interest in the gastrointestinal medicines Prilosec and esomeprazole.

     In April 1999, Astra merged with Zeneca Group Plc, forming AstraZeneca AB (AstraZeneca). As a result of the merger, Astra was required to make two one-time payments to the Company totaling approximately $1.8 billion for the relinquishment of certain rights, including option rights to future Astra products with no existing or pending U.S. patents at the time of the merger. This merger also triggers a partial redemption of the Company's limited partner interest in 2008. Furthermore, as a result of the merger, AstraZeneca's option to buy the Company's interest in the KBI products is now exercisable only in 2010 and the Company has obtained the right to require AstraZeneca to purchase such interest in 2008.

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

     Effective April 1992, the Company, through the Merck Vaccine Division, and Connaught Laboratories, Inc. (now Aventis Pasteur), an affiliate of Aventis A.G., agreed to collaborate on the development and marketing of combination pediatric vaccines and to promote selected vaccines in the United States. The research and marketing collaboration enables the companies to pool their resources to expedite the development of vaccines combining several different antigens to protect children against a variety of diseases, including Haemophilus influenzae type b, hepatitis B, diphtheria, tetanus, pertussis and
----------- ----------
poliomyelitis.

     In 1994, the Company, through the Merck Vaccine Division, and Pasteur Merieux Connaught (now Aventis Pasteur) formed a joint venture to market human vaccines and to collaborate in the development of new combination vaccines for distribution in the European Union ("EU") and the European Free Trade Association. The Company and Aventis Pasteur contributed, among other things, their European vaccine businesses for equal shares in the joint venture, known as Pasteur Merieux MSD, S.N.C. (now Aventis Pasteur MSD, S.N.C.). The joint venture is subject to monitoring by the EU, to which the partners made certain undertakings in return for an exemption from European Competition Law, effective until December 2006. The joint venture is active through affiliates in Belgium, Denmark, Italy, Germany, Spain and the United Kingdom, and through distributors throughout the rest of Europe.

     In 1995, Merck-Medco entered into a joint venture with Wyeth-Ayerst Laboratories, a division of American Home Products Corporation, to develop, market and implement health management programs for certain conditions, including several involving women's health. This joint venture was dissolved by the parties effective February 1999.

     In August 1997, the Company and Rhone-Poulenc S.A. combined their respective animal health and poultry genetics businesses to form Merial, a fully-integrated, stand-alone joint venture, equally owned by the Company and Rhone-Poulenc S.A. Merial is the world's largest company dedicated to the discovery, manufacture and marketing of veterinary pharmaceuticals and vaccines. The Company contributed developmental research personnel, sales and marketing activities, and animal health products, as well as its poultry genetics business. Rhone-Poulenc S.A. contributed research and development, manufacturing, sales and marketing activities, and animal health products, as well as its poultry genetics business. In December 1999, Rhone-Poulenc

S.A.'s interest in Merial was acquired by Aventis S.A., a corporation formed by the merger of Rhone-Poulenc S.A. and Hoechst A.G.

     In October 1999, Merck-Medco formed a long-term strategic alliance with CVS Corporation to collaborate on enhanced Internet, retail and specialty pharmacy services for Merck-Medco's health plan members.

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

     In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. Such legislative initiatives include prescription drug benefit proposals for Medicare participants introduced in Congress. Although a reform bill has not been enacted at the federal level, some states have passed reform legislation and further federal and state developments are expected. Although the Company is well positioned to respond to evolving market forces, it cannot predict the outcome or effect of legislation resulting from these reform efforts.

     For many years, the pharmaceutical industry and the pharmacy benefits management business have been under federal and state oversight with the new drug approval system, drug safety, advertising and promotion, drug purchasing and reimbursement programs and formularies variously under review. The Company believes that it will continue to be able to conduct its operations, including the introduction of new drugs to the market, in this regulatory environment. One type of federal initiative to contain federal healthcare spending is the prospective or "capitated" payment system, first implemented to reduce the rate of growth in Medicare reimbursement to hospitals. Such a system establishes in advance a flat rate for reimbursement for health care for those patients for whom the payer is fiscally responsible. This type of payment system and other cost containment systems are now widely used by public and private payers and have caused hospitals, health maintenance organizations and other customers of the Company to be more cost-conscious in their treatment decisions, including decisions regarding the medicines to be made available to their patients. The Company continues to work with private and federal employers to slow increases in healthcare costs. Further, the Company's efforts to demonstrate that its medicines can help save costs in other areas, and pricing flexibility across its product portfolio, have encouraged the use of the Company's medicines and have helped offset the effects of increasing cost pressures.

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

     The Omnibus Budget Reconciliation Act of 1993 established a new Federal Vaccines for Children entitlement program, under which the U.S. Centers for Disease Control and Prevention ("CDC") funds and purchases recommended pediatric vaccines at a capped public sector price for the immunization of Medicaid-eligible, uninsured, native American and certain underinsured children. The Company was awarded CDC contracts in 1999 for the supply of six pediatric vaccines for this program.

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

          Patent portfolios developed for products introduced by the Company normally provide marketing exclusivity. Patents are in effect for the following major products in the United States: Aggrastat, Cosopt, Chibroxin (norfloxacin), Cozaar, Crixivan, Fosamax, Hyzaar, Maxalt, Mevacor, PedvaxHIB (Haemophilus b conjugate vaccine), Pepcid, Primaxin, Prinivil, Prinzide,
------------
Propecia, Proscar, Recombivax HB, Sinemet CR (carbidopa and levodopa), Singulair, Timoptic-XE, Trusopt, Vaseretic, Vioxx, Zocor and Prilosec (which was developed jointly by the Company and Astra and is supplied exclusively to AstraZeneca LP). The lisinopril products (which include Prinivil) and Sinemet CR are subject to agreements with third parties and are not marketed exclusively by the Company.

          Several products face expiration of product patents in the United States and other countries in the near term, including Pepcid (U.S. - 2000), Vasotec (U.S. - 2000), Mevacor (U.S. - 2001), Prinivil/Prinzide (U.S. - 2001) and Vaseretic (U.S. - 2001). In addition, Prilosec will face expiration of a product patent in 2001. In the aggregate, domestic sales of these products represent 22% of the Company's aggregate human health sales for 1999. The Company expects a significant decline in these sales in the years 2000 through 2002 upon the loss of market exclusivity. With the exception of Prilosec, for which the Company has U.S. rights only, a decline is also expected in the Company's European sales for these products in the years 2000 through 2005 upon the loss of market exclusivity in European countries throughout this period. European sales of these products represent 5% of the Company's human health sales for 1999.

          In January 1999, the Company filed a supplemental new drug application with the FDA for Vasotec, in accordance with the provisions of the FDA Modernization Act of 1997 (the "Modernization Act") (See also page 8). In February 2000, pursuant to the Modernization Act, the FDA granted an additional six months of market exclusivity in the United States to Vasotec for all its uses, based upon pediatric studies performed by the Company.

          In the period 1994 through 1999, product patent protection in the United States expired for the following human and animal pharmaceutical products: Ivomec (ivermectin), certain ivermectin-containing animal health products, Mefoxin (cefoxitin sodium), Timoptic and Timolide (timolol maleate and hydrochlorothiazide).

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

          The Modernization Act which was passed in 1997, includes a Pediatric Exclusivity Provision that may provide an additional six months of market exclusivity in the United States for indications of new or currently marketed drugs, if certain agreed upon pediatric studies are completed by the applicant. The Company is considering seeking exclusivity based on pediatric studies for certain of the Company's products.

          Additions to market exclusivity are sought in the United States and other countries through all relevant laws, including laws increasing patent life. Some of the benefits of increases in patent life have been partially offset by a general increase in the number of, incentives for and use of generic products. Additionally, improvements in intellectual property laws are sought in the United States and other countries through reform of patent and other relevant laws and implementation of international treaties.

          Worldwide, all of the Company's important products are sold under trademarks that are considered in the aggregate to be of material importance. Trademark protection continues in some countries as long as used; in other countries, as long as registered. Registration is for fixed terms and can be renewed indefinitely.

          Royalties received during 1999 on patent and know-how licenses and other rights amounted to $133.5 million. The Company also paid royalties amounting to $282.8 million in 1999 under patent and know-how licenses it holds.

Research and Development

          The Company's business is characterized by the introduction of new products or new uses for existing products through a strong research and development program. Approximately 8,900 people are employed in the Company's research activities. Expenditures for the Company's research and development programs were $2,068.3 million in 1999, $1,821.1 million in 1998 and $1,683.7 million in 1997 and will be approximately $2.4 billion in 2000. The Company maintains its ongoing commitment to research over a broad range of therapeutic areas and clinical development in support of new products. Total expenditures for the period 1990 through 1999 exceeded $13.0 billion with a compound annual growth rate of 11%.

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

          In the development of human and animal health products, industry practice and government regulations in the United States and most foreign countries provide for the determination of effectiveness and safety of new chemical compounds through pre-clinical tests and controlled clinical evaluation. Before a new drug may be marketed in the United States, recorded data on the experience so gained are included in the New Drug Application, New Animal Drug Application or the biological Product License Application to the FDA for the required approval. The development of certain other products is also subject to government regulations covering safety and efficacy in the United States and many foreign countries. There can be no assurance that a compound that is the result of any particular program will obtain the regulatory approvals necessary for it to be marketed.

          New product candidates resulting from this research and development program include an injectable antibiotic; an antifungal agent; an oral compound potentially useful for treatment of chemotherapy-induced emesis; an oral compound potentially useful for the treatment of depression and other neuropsychiatric diseases; a second COX-2 specific inhibitor potentially useful for the treatment of osteoarthritis, rheumatoid arthritis and pain; and certain new vaccines.

          All product or service marks appearing in type form different from that of the surrounding text are trademarks or service marks owned by or licensed to Merck & Co., Inc., its subsidiaries or affiliates. Cozaar and Hyzaar are registered trademarks of E.I. du Pont de Nemours and Company, Wilmington, DE.

Employees

          At the end of 1999, the Company and Merck-Medco had 62,300 employees worldwide, with 38,500 employed in the United States, including Puerto Rico. Approximately 30% of the Company's and Merck-Medco's worldwide employees are represented by various collective bargaining groups.

Environmental Matters

          The Company believes that it is in compliance in all material respects with applicable environmental laws and regulations. In 1999, the Company incurred capital expenditures of approximately $101.7 million for environmental protection facilities. Capital expenditures for this purpose are forecasted to exceed $600.0 million for the years 2000 through 2004. In addition, the Company's operating and maintenance expenditures for environmental protection facilities were approximately $74.2 million in 1999. Expenditures for this purpose for the years 2000 through 2004 are forecasted to exceed $428.0 million. The Company is also remediating environmental contamination resulting from past industrial activity at certain of its sites. Expenditures for remediation and environmental liabilities were $28.2 million in 1999, and are estimated at $232.0 million for the years 2000 through 2004. These amounts do not consider potential recoveries from insurers or other parties. The Company has taken an active role in identifying and providing for these costs, and in management's opinion, the liabilities for all environmental matters which are probable and reasonably estimable have been accrued. Although it is not possible to predict with certainty the outcome of these environmental matters, or the ultimate costs of remediation, management does not believe that any reasonably possible expenditures that may be incurred in excess of those provided should result in a materially adverse effect on the Company's financial position, results of operations, liquidity or capital resources.

Cautionary Factors that May Affect Future Results
(Cautionary Statements Under the Private Securities Litigation Reform Act of
1995)

          This report and other written reports and oral statements made from time to time by the Company may contain so-called "forward-looking statements," all of which are subject to risks and uncertainties. One can identify these forward-looking statements by their use of words such as "expects," "plans," "will," "estimates," "forecasts," "projects" and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company's growth strategy, financial results, product approvals and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company's forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially. Although it is not possible to predict or identify all such factors, they may include the following:

 .    Generic competition as several products face expiration of product patents in the United States and other countries in the near term, including Pepcid (U.S. -2000), Vasotec (U.S. - 2000), Mevacor (U.S. - 2001),
     Prinivil/Prinzide (U.S. -2001) and Vaseretic (U.S. - 2001). In addition, Prilosec, which is supplied exclusively to AstraZeneca LP, will face expiration of a product patent in 2001.

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

 .    Legal factors, including product liability claims, antitrust litigation and governmental investigations, environmental concerns and patent disputes with competitors, any of which could preclude commercialization of products or negatively affect the profitability of existing products.

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

Geographic Area and Segment Information

          The Company's operations outside the United States are conducted primarily through subsidiaries. Sales of the Company's human health products by subsidiaries outside the United States were 40% of the Company's human health sales in 1999, and 43% and 46% in 1998 and 1997, respectively. The 1999 and 1998 percentages were affected by increased domestic supply sales to AstraZeneca LP, as a result of the restructuring of AMI.

          The Company's worldwide business is subject to risks of currency fluctuations, governmental actions and other governmental proceedings abroad. The Company does not regard these risks as a deterrent to further expansion of its operations abroad. However, the Company closely reviews its methods of operations and adopts strategies responsive to changing economic and political conditions.

          Within the EU, there has been an evolution toward a single market in pharmaceuticals, for which Economic and Monetary Union ("EMU"), including the adoption of the euro as a single currency, marks an important step. The Company has recognized the strategic significance of this development and has adopted the euro for use in EMU markets. In this way, the Company is demonstrating its support for the European Community's industrial policy. The Company is continually seeking to take advantage of these opportunities to improve the efficiency and productivity of its EU operations.

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

          Financial information about geographic areas and operating segments of the Company's business is incorporated by reference to page 54 (beginning with the caption "Segment Reporting") and 55 of the Company's 1999 Annual Report to stockholders.

Other Matters

          The Company initiated a program in 1996 to assess the risks of Year 2000 noncompliance, remediate all non-compliant systems, assess the readiness of key third parties and develop contingency plans. The critical aspects of the Year 2000 readiness program were completed in the third quarter of 1999. The Company has not experienced any significant business disruptions related to the transition to the Year 2000; however, the Company will continue to actively monitor its systems and third party suppliers throughout most of the first quarter. Contingency plans are in place to prevent the failure of critical systems from having a material effect on the Company and address the risk of third party noncompliance. Total costs to address the Year 2000 issue were not material to the Company's financial position, results of operations or cash flows.


Item 2. Properties.

          The Company's corporate headquarters is located in Whitehouse Station, New Jersey. The Company's pharmaceutical business is conducted through divisional headquarters located in Rahway, New Jersey and West Point, Pennsylvania. Principal research facilities for human and animal health products are located in Rahway and West Point. The Company also has production facilities for human and animal health products at nine locations in the United States and Puerto Rico. Branch warehouses provide services throughout the country. Outside the United States, through subsidiaries, the Company owns or has an interest in manufacturing plants or other properties in Australia, Canada, countries in Western Europe, Central and South America, Africa and Asia. Merck-Medco operates its primary businesses through its headquarters located in Franklin Lakes, New Jersey, and through owned or leased facilities in various locations throughout the United States.

          Capital expenditures for 1999 were $2,560.5 million compared with $1,973.4 million for 1998. In the United States, these amounted to $1,954.7 million for 1999 and $1,413.6 million for 1998. Abroad, such expenditures amounted to $605.8 million for 1999 and $559.8 million for 1998.

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


Item 4.   Submission of Matters to a Vote of Security Holders.

          Not applicable.

                               _________________

Executive Officers of the Registrant (as of March 15, 2000)

RAYMOND V. GILMARTIN -- Age 59

    June, 1994 -- Chairman of the Board (since November, 1994), President and
     Chief Executive Officer


DAVID W. ANSTICE -- Age 51

    January, 1997 -- President, Human Health-The Americas -- responsible for the
     Company's prescription drug business in the United States, Canada and Latin America and medical and scientific affairs

    September, 1994 -- President, Human Health-U.S./Canada -- responsible for the Company's prescription drug business in the United States and Canada, worldwide coordination of marketing policies and medical and scientific affairs


PAUL R. BELL -- Age 54

    April, 1997 -- President, Human Health-Asia Pacific -- responsible for the
     Company's prescription drug business in the Far East, Australia, New Zealand and Japan

    March, 1994 -- Vice President, Merck Sharp & Dohme Australia and New Zealand


RICHARD T. CLARK -- Age 54

    January, 2000 -- President, Merck-Medco Managed Care, L.L.C., a wholly-owned subsidiary of the Company

    June, 1997 -- Executive Vice President/Chief Operating Officer, Merck-Medco
     Managed Care, L.L.C.

    April, 1997 -- Senior Vice President, Quality Commercial Affairs, Merck
     Manufacturing Division (MMD)

    May, 1996 -- Senior Vice President, North American Operations, MMD

    October, 1994 -- Vice President, North American Operations, MMD


CELIA A. COLBERT -- Age 43

    January, 1997 -- Vice President, Secretary and Assistant General Counsel

    November, 1993 -- Secretary (since September, 1993) and Assistant General
     Counsel


LINDA M. DISTLERATH -- Age 46

    January, 1999 -- Vice President, Public Affairs -- responsible for public affairs and The Merck Company Foundation (a not-for-profit charitable organization affiliated with the Company)

    October, 1997 -- Executive Director, Public Policy and Merck Research
     Laboratories (MRL) Public Affairs

    April, 1995 -- Executive Director, MRL Public Affairs

    October, 1990 -- Senior Director, Science & Technology Policy -- responsible for public policy strategies in support of the Company's research and development programs

CAROLINE DORSA -- Age 40

    September, 1999 -- Vice President and Treasurer -- responsible for the
     Company's treasury and tax functions and for providing financial support for the Asia Pacific Division

    February, 1999 -- Vice President and Treasurer -- responsible for the
     Company's treasury and tax functions

    January, 1997 -- Vice President and Treasurer

    January, 1994 -- Treasurer



KENNETH C. FRAZIER -- Age 45

    December, 1999 -- Senior Vice President and General Counsel -- responsible for legal and public affairs functions and The Merck Company Foundation (a not-for-profit charitable organization affiliated with the Company)

    January, 1999 -- Vice President and Deputy General Counsel

    January, 1997 -- Vice President, Public Affairs and Assistant General
     Counsel -- responsible for public affairs, corporate legal activities and The Merck Company Foundation

    April, 1994 -- Vice President, Public Affairs



RICHARD C. HENRIQUES JR. -- Age 44

    February, 1999 -- Vice President, Controller -- responsible for the
     Corporate Controller's Group and providing financial support for U.S. Human Health, Canada and Latin America (The Americas)

    January, 1998 -- Vice President & Controller, The Americas

    January, 1997 -- Controller, The Americas

    January, 1994 -- Controller, North America Pharmaceutical Care



BERNARD J. KELLEY -- Age 58

    December, 1993 -- President, Merck Manufacturing Division



JUDY C. LEWENT -- Age 51

    January, 1997 -- Senior Vice President and Chief Financial Officer -- responsible for financial and corporate development functions, internal auditing and the Company's joint venture relationships

    September, 1994 -- Senior Vice President and Chief Financial Officer (since
     January, 1993) -- responsible for financial and public affairs functions, The Merck Company Foundation (a not-for-profit charitable organization affiliated with the Company) (since December, 1993), internal auditing and the Company's joint venture relationships

PER G. H. LOFBERG -- Age 52

    January, 2000 -- Chairman, Merck-Medco Managed Care, L.L.C., a wholly-owned subsidiary of the Company

    December, 1995 -- President, Merck-Medco Managed Care, L.L.C.

    January, 1994 -- President, Merck-Medco Managed Care Division


ADEL MAHMOUD -- Age 58

    May, 1999 -- President, Merck Vaccines

    November, 1998 -- Executive Vice President, Merck Vaccines

    Prior to November, 1998, Dr. Mahmoud was the John H. Hord Professor and
     Chairman, Department of Medicine and Physician-in-Chief, Case Western Reserve University and University Hospitals of Cleveland (1987-1998)


ROGER M. PERLMUTTER --  Age 47

    July, 1999 -- Executive Vice President, Worldwide Basic Research and
     Preclinical Development, Merck Research Laboratories (MRL)

    February, 1999 -- Executive Vice President, MRL

    February, 1997 -- Senior Vice President, MRL

    Prior to February, 1997, Dr. Perlmutter was Professor and Chairman,
     Department of Immunology, University of Washington (1989-1997) and Investigator, the Howard Hughes Medical Institute (1991-1997)


EDWARD M. SCOLNICK -- Age 59

    December, 1999 -- Executive Vice President, Science and Technology and
     President, Merck Research Laboratories (MRL) -- responsible for worldwide research function, computer resources and corporate licensing

    September, 1994 -- Executive Vice President (since January, 1993), Science and Technology and President, MRL (since May, 1985) -- responsible for worldwide research function and activities of Merck Manufacturing Division (since December, 1993), computer resources (since January, 1993) and corporate licensing


PER WOLD-OLSEN -- Age 52

    January, 1997 -- President, Human Health-Europe, Middle East & Africa -- responsible for the Company's prescription drug business in Europe, the Middle East and Africa and worldwide coordination of marketing policies

    September, 1994 -- President, Human Health-Europe -- responsible for the
     Company's European prescription drug business

WENDY L. YARNO -- Age 45

    December, 1999 -- Senior Vice President, Human Resources

    June, 1999 -- Vice President, Human Resources

    January, 1999 -- Vice President, Worldwide Human Health Marketing

    November, 1997 to January, 1999, Ms. Yarno was Vice President, Women's
     Health Care, Johnson & Johnson, Ortho-McNeil Pharmaceutical (manufacturer of pharmaceuticals)

    January, 1995 to November, 1997 -- Vice President, Hypertension and Heart
     Failure Therapeutic Business Group, U.S. Human Health

          All officers listed above serve at the pleasure of the Board of Directors. None of these officers was elected pursuant to any arrangement or understanding between the officer and the Board, other than Mr. Gilmartin, whose employment agreement with the Company expired on October 31, 1999
(and is included as an exhibit to this Form 10-K). Mr. Gilmartin continues to serve in his capacity as Chairman of the Board of Directors, President and Chief Executive Officer of the Company. There are no family relationships among the officers listed above.


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The information required for this item is incorporated by reference to pages 41 and 58 of the Company's 1999 Annual Report to stockholders.

Item 6.  Selected Financial Data.

         The information required for this item is incorporated by reference to the data for the last five fiscal years of the Company included under Results for Year and Year-End Position in the Selected Financial Data table on page 58 of the Company's 1999 Annual Report to stockholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information required for this item is incorporated by reference to pages 31 through 41 of the Company's 1999 Annual Report to stockholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         The information required for this item is incorporated by reference to pages 39 (under the caption "Analysis of Liquidity and Capital Resources") to 41 of the Company's 1999 Annual Report to stockholders.

Item 8.  Financial Statements and Supplementary Data.

         (a) Financial Statements

         The consolidated balance sheet of Merck & Co., Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, retained earnings, comprehensive income and cash flows for each of the three years in the period ended December 31, 1999 and the report dated January 26, 2000 of Arthur Andersen LLP, independent public accountants, are incorporated by reference to pages 42 through 55 and page 56 of the Company's 1999 Annual Report to stockholders.

         (b) Supplementary Data

         Selected quarterly financial data for 1999 and 1998 are incorporated by reference to the data contained in the Condensed Interim Financial Data table on page 41 of the Company's 1999 Annual Report to stockholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Not applicable.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

          The required information on directors and nominees is incorporated by reference to pages 2 (beginning with the caption "Election of Directors") to 6 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2000. Information on executive officers is set forth in Part I of this document on pages 13 to 16. The required information on compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to page 29 (under the caption "Section 16(a) Beneficial Ownership Reporting Compliance") of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2000.

Item 11.  Executive Compensation.

          The information required for this item is incorporated by reference to page 8 (under the caption "Compensation of Directors"), and 10 (beginning with the caption "Compensation and Benefits Committee Report on Executive Compensation") through 19 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          The information required for this item is incorporated by reference to pages 9 (under the caption "Security Ownership of Directors and Executive Officers") to 10 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2000.

Item 13.  Certain Relationships and Related Transactions.

          Not applicable.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Documents filed as part of this Form 10-K

          1.   Financial Statements

                 The following consolidated financial statements and report of independent public accountants are incorporated herein by reference to the Company's 1999 Annual Report to stockholders, as noted on page 16 of this document:

               Consolidated statement of income for the years ended December 31, 1999, 1998 and 1997

               Consolidated statement of retained earnings for the years ended December 31, 1999, 1998 and 1997

               Consolidated statement of comprehensive income for the years ended December 31, 1999, 1998 and 1997

               Consolidated balance sheet as of December 31, 1999 and 1998

               Consolidated statement of cash flows for the years ended December 31, 1999, 1998 and 1997

               Notes to consolidated financial statements

               Report of independent public accountants

          2.   Financial Statement Schedules

               Schedules are omitted because they are either not required or not applicable.

     The registrant is primarily an operating company and all of the subsidiaries included in the consolidated financial statements filed are wholly owned except for minority interests in four consolidated subsidiaries.

          3.   Exhibits

          Exhibit
          Number         Description                                       Method of Filing
          ------         -----------                                       ----------------
          2.1   --       Master Restructuring Agreement dated as of        ***
                          June 19, 1998 between Astra AB, Merck & Co.,
                          Inc., Astra Merck Inc., Astra USA, Inc.,
                          KB USA, L.P., Astra Merck Enterprises, Inc.,
                          KBI Sub Inc., Merck Holdings, Inc. and Astra
                          Pharmaceuticals, L.P. (Portions of this Exhibit
                          are subject to a request for confidential
                          treatment filed with the Commission)
          3(a)  --       Restated Certificate of Incorporation of          Incorporated by reference to
                          Merck & Co., Inc. (May 6, 1992)                    Form 10-K Annual Report
                                                                             for the fiscal year ended
                                                                             December 31, 1992
          3(b)  --       Certificate of Amendment to the Certificate of    Incorporated by reference to
                          Incorporation of Merck & Co., Inc.                 Form 10-K Annual Report for
                          (as amended January 14, 1999, effective            the fiscal year ended
                          February 16, 1999)                                 December 31, 1998
          3(c)  --       By-Laws of Merck & Co., Inc. (as amended          Incorporated by reference to
                          effective February 25, 1997)                       Form 10-Q Quarterly Report
                                                                             for the period ended March 31,
                                                                             1997
          10(a) --       Executive Incentive Plan (as amended              **
                          effective February 27, 1996)
          10(b) --       Base Salary Deferral Plan (as adopted on          Incorporated by reference to
                          October 22, 1996, effective January 1,             Form 10-K Annual Report
                          1997)                                              for the fiscal year ended
                                                                             December 31, 1996
          10(c) --       1987 Incentive Stock Plan (as amended             Incorporated by reference to
                          effective May 6, 1992)                             Form 10-K Annual Report
                                                                             for the fiscal year ended
                                                                             December 31, 1992
          10(d) --       1991 Incentive Stock Plan (as amended             *
                          effective February 23, 1994)
          10(e) --       1996 Incentive Stock Plan (as amended             Incorporated by reference to
                          November 24, 1998)                                 Form 10-Q Quarterly Report
                                                                             for the period ended
                                                                             June 30, 1999

          Exhibit
          Number         Description                                       Method of Filing
          ------         -----------                                       ----------------
          10(f) --       Non-Employee Directors Stock Option Plan          Incorporated by reference to
                           (as amended and restated February 24, 1998)       Form 10-K Annual Report
                                                                             for the fiscal year ended
                                                                             December 31, 1997
          10(g) --       1996 Non-Employee Directors Stock Option Plan     Incorporated by reference to
                           (as amended April 27, 1999)                       Form 10-Q Quarterly
                                                                             Report for the period
                                                                             ended June 30, 1999
          10(h) --       Supplemental Retirement Plan (as amended          *
                           effective January 1, 1995)
          10(i) --       Retirement Plan for the Directors of              Incorporated by reference to
                           Merck & Co., Inc. (amended and                    Form 10-Q Quarterly Report
                           restated June 21, 1996)                           for the period ended June 30,
                                                                             1996
          10(j) --       Plan for Deferred Payment of Directors'           Incorporated by reference to
                           Compensation (restated as of                      Form 10-Q Quarterly Report
                           June 1, 1999)                                     for the period ended June 30,
                                                                             1999
          10(k) --       Form of Stock Option Agreement                    ****
                           dated October 14, 1992 between Merck-Medco
                           and Per G.H. Lofberg (together with a list
                           showing the number of options held)
          10(l) --       Employment Agreement between Per G.H.             Incorporated by reference to
                           Lofberg and Merck-Medco dated April 1,            Form 10-K Annual Report of
                           1993                                              Medco Containment Services,
                                                                             Inc. for the fiscal year ended
                                                                             June 30, 1993
          10(m) --       Amendment dated July 27, 1993 to                  **
                           Employment Agreement between Per G.H.
                           Lofberg and Merck-Medco dated April 1,
                           1993
          10(n) --       Letter Agreement dated May 24, 1996 with          Incorporated by reference to
                           respect to the Employment Agreement               Form 10-Q Quarterly Report
                           between Per G.H. Lofberg and Merck-Medco          for the period ended June 30, 1996
                           dated April 1, 1993 and amended July 27,
                           1993
          10(o) --       Employment Agreement between                      Incorporated by reference to
                           Raymond V. Gilmartin and the Company              Form 10-Q Quarterly Report
                           dated June 9, 1994                                for the period ended June 30, 1994
          10(p) --       Amended and Restated License and Option           ***
                           Agreement dated as of July 1, 1998 between
                           Astra AB and Astra Merck Inc.
          10(q) --       KBI Shares Option Agreement dated as of           ***
                           July 1, 1998 by and among Astra AB,
                           Merck & Co., Inc. and Merck Holdings, Inc.
          10(r) --       KBI-E Asset Option Agreement dated as of          ***
                           July 1, 1998 by and among Astra AB,
                           Merck & Co., Inc., Astra Merck Inc. and
                           Astra Merck Enterprises Inc.

          Exhibit
          Number         Description                                                 Method of Filing
          ------         -----------                                                 ----------------
          10(s)   --     KBI Supply Agreement dated as of                            ***
                           July 1, 1998 between Astra Merck Inc. and
                           Astra Pharmaceuticals, L.P. (Portions of this
                           Exhibit are subject to a request for confidential
                           treatment filed with the Commission)
          10(t)   --     Second Amended and Restated Manufacturing                   ***
                           Agreement dated as of July 1, 1998 among
                           Merck & Co., Inc., Astra AB, Astra Merck Inc.
                           and Astra USA, Inc.
          10(u)   --     Limited Partnership Agreement dated as of                   ***
                           July 1, 1998 between KB USA, L.P. and
                           KBI Sub Inc.
          10(v)   --     Distribution Agreement dated as of July 1, 1998             ***
                           between Astra Merck Enterprises Inc. and
                           Astra Pharmaceuticals, L.P.
          10(w)   --     Agreement to Incorporate Defined Terms dated                ***
                           as of June 19, 1998 between Astra AB, Merck
                           & Co., Inc., Astra Merck Inc., Astra USA, Inc.,
                           KB USA, L.P., Astra Merck Enterprises Inc.,
                           KBI Sub Inc., Merck Holdings, Inc. and Astra
                           Pharmaceuticals, L.P.
          10(x)   --     Stock Purchase Agreement between                            Incorporated by reference to
                           Raymond V. Gilmartin and the Company                        Form 10-Q Quarterly Report
                           dated June 16, 1999                                         for the period ended June 30, 1999
          12      --     Computation of Ratios of Earnings to Fixed                  Filed with this document
                           Charges
          13      --     1999 Annual Report to stockholders (only                    Filed with this document
                           those portions incorporated by reference in
                           this document are deemed "filed")
          21      --     List of subsidiaries                                        Filed with this document
          23      --     Consent of Independent Public Accountants                   Contained on page 23 of
                                                                                       this Report
          24      --     Power of Attorney and Certified Resolution                  Filed with this document
                           of Board of Directors
          27      --     Financial Data Schedule                                     Filed with this document

______________

   * Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1994

  ** Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1995

 *** Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

**** Incorporated by reference to Post Effective Amendment No.1 to Registration Statement on Form S-8 to Form S-4 Registration Statement (No. 33-50667)

          None of the instruments defining the rights of holders of long-term debt of the Company and its subsidiaries (Exhibit Number 4) are being filed since the total amount of securities authorized under any of such instruments taken individually does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of such instruments to the Commission upon request.

          Copies of the exhibits may be obtained by stockholders upon written request directed to the Stockholder Services Department, Merck & Co., Inc., P.O. Box 100--WS 3AB-40, Whitehouse Station, New Jersey 08889-0100 accompanied by check in the amount of $5.00 payable to Merck & Co., Inc. to cover processing and mailing costs.

     (b)  Reports on Form 8-K

          During the three-month period ended December 31, 1999, one Current Report was filed on Form 8-K under Item 5 -- Other Events regarding the Company's business briefing to analysts. This report was dated December 9, 1999 and filed December 16, 1999.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MERCK & CO., INC.
Dated:  March 22, 2000
                                     By  RAYMOND V. GILMARTIN
                                         (Chairman of the Board,
                                         President and Chief Executive Officer)


                                              By  CELIA A. COLBERT
                                                   Celia A. Colbert
                                                  (Attorney-in-Fact)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            Signatures                       Title                    Date
            ----------                       -----                    ----
     RAYMOND V. GILMARTIN        Chairman of the Board,           March 22, 2000
                                   President and Chief Executive
                                   Officer; Principal Executive
                                   Officer; Director

     JUDY C. LEWENT              Senior Vice President and Chief  March 22, 2000
                                   Financial Officer; Principal
                                   Financial Officer

     RICHARD C. HENRIQUES JR.    Vice President, Controller;      March 22, 2000
                                   Principal Accounting Officer

     H. BREWSTER ATWATER JR.     Director                         March 22, 2000

     DEREK BIRKIN                Director                         March 22, 2000

     LAWRENCE A. BOSSIDY         Director                         March 22, 2000

     WILLIAM G. BOWEN            Director                         March 22, 2000

     CAROLYNE K. DAVIS           Director                         March 22, 2000

     LLOYD C. ELAM               Director                         March 22, 2000

     CHARLES E. EXLEY JR.        Director                         March 22, 2000

     WILLIAM B. HARRISON JR.     Director                         March 22, 2000

     WILLIAM N. KELLEY           Director                         March 22, 2000

     EDWARD M. SCOLNICK          Director                         March 22, 2000

     ANNE M. TATLOCK             Director                         March 22, 2000

     SAMUEL O. THIER             Director                         March 22, 2000

     DENNIS WEATHERSTONE         Director                         March 22, 2000

     Celia A. Colbert, by signing her name hereto, does hereby sign this document pursuant to powers of attorney duly executed by the persons named, filed with the Securities and Exchange Commission as an exhibit to this document, on behalf of such persons, all in the capacities and on the date stated, such persons including a majority of the directors of the Company.


                                                       By  CELIA A. COLBERT
                                                           Celia A. Colbert
                                                          (Attorney-in-Fact)

                                                                      Exhibit 23



                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


     As independent public accountants, we hereby consent to the incorporation by reference in this Form 10-K of our report dated January 26, 2000 included in the Company's Annual Report to stockholders for the fiscal year ended December 31, 1999, into the Company's previously filed Registration Statements on Form S-8 (Nos. 33-21087, 33-21088, 33-36101, 33-40177, 33-51235, 33-53463, 33-64273,
33-64665, 333-23293, 333-23295, 333-91769, 333-30526 and 333-31762), on Form S-4
(No. 33-50667) and on Form S-3 (Nos. 33-39349, 33-60322, 33-51785, 33-57421,
333-17045, 333-36383 and 333-77569). It should be noted that we have not audited any financial statements of the Company subsequent to December 31, 1999 or performed any audit procedures subsequent to the date of our report.


                                   ARTHUR ANDERSEN LLP

New York, New York
March 22, 2000

                                 EXHIBIT INDEX
                                 -------------

          Exhibit
          Number          Description                                          Method of Filing
          ------          -----------                                          ----------------
          2.1    --       Master Restructuring Agreement dated as of           ***
                             June 19, 1998 between Astra AB, Merck & Co.,
                             Inc., Astra Merck Inc., Astra USA, Inc.,
                             KB USA, L.P., Astra Merck Enterprises, Inc.,
                             KBI Sub Inc., Merck Holdings, Inc. and Astra
                             Pharmaceuticals, L.P. (Portions of this Exhibit
                             are subject to a request for confidential
                             treatment filed with the Commission)
          3(a)   --       Restated Certificate of Incorporation of             Incorporated by reference to
                             Merck & Co., Inc. (May 6, 1992)                     Form 10-K Annual Report
                                                                                 for the fiscal year ended
                                                                                 December 31, 1992
          3(b)   --       Certificate of Amendment to the Certificate of       Incorporated by reference to
                             Incorporation of Merck & Co., Inc.                  Form 10-K Annual Report for
                             (as amended January 14, 1999, effective             the fiscal year ended
                             February 16, 1999)                                  December 31, 1998
          3(c)   --       By-Laws of Merck & Co., Inc. (as amended             Incorporated by reference to
                             effective February 25, 1997)                        Form 10-Q Quarterly Report
                                                                                 for the period ended March 31,
                                                                                 1997
          10(a)  --       Executive Incentive Plan (as amended                 **
                             effective February 27, 1996)
          10(b)  --       Base Salary Deferral Plan (as adopted on             Incorporated by reference to
                             October 22, 1996, effective January 1,              Form 10-K Annual Report
                             1997)                                               for the fiscal year ended
                                                                                 December 31, 1996
          10(c)  --       1987 Incentive Stock Plan (as amended                Incorporated by reference to
                             effective May 6, 1992)                              Form 10-K Annual Report
                                                                                 for the fiscal year ended
                                                                                 December 31, 1992
          10(d)  --       1991 Incentive Stock Plan (as amended                *
                             effective February 23, 1994)
          10(e)  --       1996 Incentive Stock Plan (as amended                Incorporated by reference to
                             November 24, 1998)                                  Form 10-Q Quarterly Report
                                                                                 for the period ended
                                                                                 June 30, 1999

          Exhibit
          Number          Description                                          Method of Filing
          ------          -----------                                          ----------------
          10(f)  --       Non-Employee Directors Stock Option Plan             Incorporated by reference to
                             (as amended and restated February 24, 1998)         Form 10-K Annual Report
                                                                                 for the fiscal year ended
                                                                                 December 31, 1997
          10(g)  --       1996 Non-Employee Directors Stock Option Plan        Incorporated by reference to
                             (as amended April 27, 1999)                         Form 10-Q Quarterly
                                                                                 Report for the period
                                                                                 ended June 30, 1999
          10(h)  --       Supplemental Retirement Plan (as amended             *
                             effective January 1, 1995)
          10(i)  --       Retirement Plan for the Directors of                 Incorporated by reference to
                             Merck & Co., Inc. (amended and                      Form 10-Q Quarterly Report
                             restated June 21, 1996)                             for the period ended June 30,
                                                                                 1996
          10(j)  --       Plan for Deferred Payment of Directors'              Incorporated by reference to
                             Compensation (restated as of                        Form 10-Q Quarterly Report
                             June 1, 1999)                                       for the period ended June 30,
                                                                                 1999
          10(k)  --       Form of Stock Option Agreement                       ****
                             dated October 14, 1992 between Merck-Medco
                             and Per G.H. Lofberg (together with a list
                             showing the number of options held)
          10(l)  --       Employment Agreement between Per G.H.                Incorporated by reference to
                             Lofberg and Merck-Medco dated April 1,              Form 10-K Annual Report of
                             1993                                                Medco Containment Services,
                                                                                 Inc. for the fiscal year ended
                                                                                 June 30, 1993
          10(m)  --       Amendment dated July 27, 1993 to                     **
                             Employment Agreement between Per G.H.
                             Lofberg and Merck-Medco dated April 1,
                             1993
          10(n)  --       Letter Agreement dated May 24, 1996 with             Incorporated by reference to
                             respect to the Employment Agreement                 Form 10-Q Quarterly Report
                             between Per G.H. Lofberg and Merck-Medco            for the period ended June 30, 1996
                             dated April 1, 1993 and amended July 27,
                             1993
          10(o)  --       Employment Agreement between                         Incorporated by reference to
                             Raymond V. Gilmartin and the Company                Form 10-Q Quarterly Report
                             dated June 9, 1994                                  for the period ended June 30, 1994
          10(p)  --       Amended and Restated License and Option              ***
                             Agreement dated as of July 1, 1998 between
                             Astra AB and Astra Merck Inc.
          10(q)  --       KBI Shares Option Agreement dated as of              ***
                             July 1, 1998 by and among Astra AB,
                             Merck & Co., Inc. and Merck Holdings, Inc.
          10(r)  --       KBI-E Asset Option Agreement dated as of             ***
                             July 1, 1998 by and among Astra AB,
                             Merck & Co., Inc., Astra Merck Inc. and
                             Astra Merck Enterprises Inc.

          Exhibit
          Number          Description                                          Method of Filing
          ------          -----------                                          ----------------
          10(s)  --       KBI Supply Agreement dated as of                     ***
                             July 1, 1998 between Astra Merck Inc. and
                             Astra Pharmaceuticals, L.P. (Portions of this
                             Exhibit are subject to a request for confidential
                             treatment filed with the Commission)
          10(t)  --       Second Amended and Restated Manufacturing            ***
                             Agreement dated as of July 1, 1998 among
                             Merck & Co., Inc., Astra AB, Astra Merck Inc.
                             and Astra USA, Inc.
          10(u)  --       Limited Partnership Agreement dated as of            ***
                             July 1, 1998 between KB USA, L.P. and
                             KBI Sub Inc.
          10(v)  --       Distribution Agreement dated as of July 1, 1998      ***
                             between Astra Merck Enterprises Inc. and
                             Astra Pharmaceuticals, L.P.
          10(w)  --       Agreement to Incorporate Defined Terms dated         ***
                             as of June 19, 1998 between Astra AB, Merck
                             & Co., Inc., Astra Merck Inc., Astra USA, Inc.,
                             KB USA, L.P., Astra Merck Enterprises Inc.,
                             KBI Sub Inc., Merck Holdings, Inc. and Astra
                             Pharmaceuticals, L.P.
          10(x)  --       Stock Purchase Agreement between                     Incorporated by reference to
                             Raymond V. Gilmartin and the Company                Form 10-Q Quarterly Report
                             dated June 16, 1999                                 for the period ended June 30, 1999
          12     --       Computation of Ratios of Earnings to Fixed           Filed with this document
                             Charges
          13     --       1999 Annual Report to stockholders (only             Filed with this document
                             those portions incorporated by reference in
                             this document are deemed "filed")
          21     --       List of subsidiaries                                 Filed with this document
          23     --       Consent of Independent Public Accountants            Contained on page 23 of
                                                                                 this Report
          24     --       Power of Attorney and Certified Resolution           Filed with this document
                             of Board of Directors
          27     --       Financial Data Schedule                              Filed with this document

_________________
     * Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1994

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