Form 10-Q
period 2000-03-31
MERCK & CO INC
filed 2000-05-12
CIK 64978

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q




(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from       to
                                    ------   -----

                           Commission File No. 1-3305


                                MERCK & CO., INC.
                                  P. O. Box 100
                                 One Merck Drive
                       Whitehouse Station, N.J. 08889-0100
                                 (908) 423-1000

Incorporated in New Jersey                       I.R.S. Employer Identification
                                                 No. 22-1109110



The number of shares of common stock outstanding as of the close of business on April 28, 2000:

         Class                          Number of Shares Outstanding
         -----                          ----------------------------

         Common Stock                           2,299,421,680


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

Part I - Financial Information



                       MERCK & CO., INC. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED STATEMENT OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
               (Unaudited, $ in millions except per share amounts)

                                                             Three Months
                                                            Ended March 31
                                                       ------------------------
                                                          2000           1999
                                                       ---------      ---------

Sales                                                  $ 8,851.4      $ 7,536.7
                                                       ---------      ---------
Costs, Expenses and Other

  Materials and production                               4,833.4        4,154.2

  Marketing and administrative                           1,417.2        1,154.3

  Research and development                                 523.6          441.8

  Equity income from affiliates                           (188.3)        (174.8)

  Other (income) expense, net                               71.5          118.4
                                                       ---------      ---------

                                                         6,657.4        5,693.9
                                                       ---------      ---------

Income Before Taxes                                      2,194.0        1,842.8

Taxes on Income                                            694.4          543.2
                                                       ---------      ---------

Net Income                                             $ 1,499.6      $ 1,299.6
                                                       =========      =========


Basic Earnings per Common Share                             $.65           $.55

Earnings per Common Share Assuming Dilution                 $.63           $.54

Dividends Declared per Common Share                         $.29           $.27



               The accompanying notes are an integral part of this
                        consolidated financial statement.

                       MERCK & CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      MARCH 31, 2000 AND DECEMBER 31, 1999
                           (Unaudited, $ in millions)

                                                                 March 31      December 31
                                                                   2000           1999
                                                                 ---------     -----------
ASSETS
  Current Assets
    Cash and cash equivalents                                    $ 2,222.7      $ 2,021.9
    Short-term investments                                         1,070.0        1,180.5
    Accounts receivable                                            3,691.7        4,089.0
    Inventories                                                    2,977.5        2,846.9
    Prepaid expenses and taxes                                     1,122.5        1,120.9
                                                                 ---------      ---------

      Total current assets                                        11,084.4       11,259.2
                                                                 ---------      ---------

  Investments                                                      4,784.8        4,761.5

  Property, Plant and Equipment, at cost,
    net of allowance for depreciation of
    $4,795.8 in 2000 and $4,670.3 in 1999                          9,946.6        9,676.7

  Goodwill and Other Intangibles,
    net of accumulated amortization of
    $1,578.4 in 2000 and $1,488.7 in 1999                          7,451.5        7,584.2

  Other Assets                                                     2,511.1        2,353.3
                                                                 ---------      ---------
                                                                 $35,778.4      $35,634.9
                                                                 =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
     Accounts payable and accrued liabilities                    $ 3,941.9      $ 4,158.7
     Loans payable and current portion of long-term debt           2,355.6        2,859.0
     Income taxes payable                                          1,019.3        1,064.1
     Dividends payable                                               671.9          677.0
                                                                 ---------      ---------

      Total current liabilities                                    7,988.7        8,758.8
                                                                 ---------      ---------

  Long-Term Debt                                                   3,443.4        3,143.9
                                                                 ---------      ---------

  Deferred Income Taxes and Noncurrent Liabilities                 7,247.1        7,030.1
                                                                 ---------      ---------

  Minority Interests                                               4,997.5        3,460.5
                                                                 ---------      ---------

  Stockholders' Equity
    Common stock
     Authorized  - 5,400,000,000 shares
     Issued      - 2,968,073,321 shares - March 31, 2000
                 - 2,968,030,509 shares - December 31, 1999           29.7           29.7
    Other paid-in capital                                          5,953.7        5,920.5
    Retained earnings                                             24,275.7       23,447.9
    Accumulated other comprehensive income                            12.9            8.1
                                                                 ---------      ---------
                                                                  30,272.0       29,406.2

    Less treasury stock, at cost
     666,886,378 shares - March 31, 2000
     638,953,059 shares - December 31, 1999                       18,170.3       16,164.6
                                                                 ---------      ---------

      Total stockholders' equity                                  12,101.7       13,241.6
                                                                 ---------      ---------
                                                                 $35,778.4      $35,634.9
                                                                 =========      =========

               The accompanying notes are an integral part of this
                        consolidated financial statement.

                       MERCK & CO., INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                           (Unaudited, $ in millions)

                                                                                Three Months
                                                                               Ended March 31
                                                                          ------------------------
                                                                             2000           1999
                                                                          ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before taxes                                                       $ 2,194.0      $ 1,842.8
  Adjustments to reconcile income before taxes to cash provided from operations before taxes:
     Depreciation and amortization                                            319.9          284.9
     Other                                                                    (87.7)         (39.5)
     Net changes in assets and liabilities                                    (28.2)         102.4
                                                                          ---------      ---------
CASH PROVIDED BY OPERATING ACTIVITIES BEFORE TAXES                          2,398.0        2,190.6
INCOME TAXES PAID                                                            (314.1)        (223.0)
                                                                          ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   2,083.9        1,967.6
                                                                          ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                         (504.3)        (476.0)
Purchase of securities, subsidiaries and other investments                 (8,407.9)     (11,022.9)
Proceeds from sale of securities, subsidiaries and other investments        8,448.4        9,661.8
Other                                                                          71.9           (3.9)
                                                                          ---------      ---------
NET CASH USED BY INVESTING ACTIVITIES                                        (391.9)      (1,841.0)
                                                                          ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings                                          (471.0)           3.8
Proceeds from issuance of debt                                                300.0             .2
Payments on debt                                                              (67.1)           (.5)
Proceeds from issuance of preferred units of subsidiary                     1,500.0            --
Purchase of treasury stock                                                 (2,142.9)        (361.6)
Dividends paid to stockholders                                               (677.0)        (637.4)
Other                                                                          94.9          128.0
                                                                          ---------      ---------
NET CASH USED BY FINANCING ACTIVITIES                                      (1,463.1)        (867.5)
                                                                          ---------      ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                  (28.1)         (72.7)
                                                                          ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          200.8         (813.6)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              2,021.9        2,606.2
                                                                          ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 2,222.7      $ 1,792.6
                                                                          =========      =========

               The accompanying notes are an integral part of this
                        consolidated financial statement.

Notes to Consolidated Financial Statements

1. The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

     Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full year 2000; in the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

     Certain reclassifications have been made to prior year amounts to conform with current year presentation.

2.   Inventories consisted of:

                                                  ($ in millions)
                                              ------------------------
                                              March 31     December 31
                                                2000          1999
                                              --------     -----------
     Finished goods                           $1,979.6      $1,895.6
     Raw materials and work in process           919.2         869.8
     Supplies                                     78.7          81.5
                                              --------      --------
       Total (approximates current cost)       2,977.5       2,846.9
     Reduction to LIFO cost                       --            --
                                              --------      --------

                                              $2,977.5      $2,846.9
                                              ========      ========


3. In March 2000, a wholly-owned subsidiary of the Company issued $1.5 billion par value of variable rate preferred units. The units are redeemable at par value plus accrued dividends at the option of the issuer at any time. They are also redeemable at the option of the holders in March 2010, and at the end of each five-year interval thereafter. The preferred units are included in Minority interests in the consolidated financial statements.

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

5.   Sales consisted of:

                                                          ($ in millions)
                                                      ---------------------
                                                           Three Months
                                                          Ended March 31
                                                      ---------------------
                                                        2000         1999
                                                      --------     --------
     Elevated cholesterol                             $1,284.3     $1,170.5
     Hypertension/heart failure                        1,138.3      1,087.9
     Anti-inflammatory/analgesics                        391.6         27.0
     Osteoporosis                                        276.7        231.4
     Vaccines/biologicals                                208.6        171.5
     Anti-ulcerants                                      206.8        260.2
     Antibiotics                                         189.9        189.8
     Respiratory                                         167.0         88.1
     Ophthalmologicals                                   156.2        151.5
     Human immunodeficiency virus (HIV)                  138.3        149.9
     Other Merck products                                458.4        432.0
     Merck-Medco                                       4,235.3      3,576.9
                                                      --------     --------
                                                      $8,851.4     $7,536.7
                                                      ========     ========

     Other Merck products include sales of other human pharmaceuticals, continuing sales to divested businesses and pharmaceutical and animal health supply sales to the Company's joint ventures and AstraZeneca LP.

6.   Other (income) expense, net, consisted of:

                                                          ($ in millions)
                                                        ------------------
                                                           Three Months
                                                          Ended March 31
                                                        ------------------
                                                          2000       1999
                                                        -------    -------

     Interest income                                    $ (94.7)   $ (79.5)
     Interest expense                                     117.3       71.4
     Exchange (gains) losses                               (7.8)       9.4
     Minority interests                                    60.2       49.5
     Amortization of goodwill and other intangibles        78.8       83.3
     Other, net                                           (82.3)     (15.7)
                                                        -------    -------
                                                        $  71.5    $ 118.4
                                                        =======    =======


     Minority interests include third parties' share of exchange gains and losses arising from translation of the financial statements into U.S. dollars.

     Interest paid for the three-month periods ended March 31, 2000 and 1999 was $120.3 million and $46.8 million, respectively.

7. Income taxes paid for the three-month periods ended March 31, 2000 and 1999 were $314.1 million and $223.0 million, respectively.

8. The net income effect of dilutive securities was not significant to the Company's calculation of Earnings per common share assuming dilution. A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

                                                            ($ in millions)
                                                           -----------------
                                                              Three Months
                                                             Ended March 31
                                                           -----------------
                                                            2000      1999
                                                           -------   -------
     Average common shares outstanding                     2,317.5   2,361.9
     Common shares issuable(1)                                45.6      63.0
                                                           -------   -------
     Average common shares outstanding assuming dilution   2,363.1   2,424.9
                                                           =======   =======

       (1) Issuable primarily under stock option plans.

9. Comprehensive income for the three months ended March 31, 2000 and 1999, representing all changes in Stockholders' equity during the period other than changes resulting from the Company's stock, was $1,504.4 million and $1,300.9 million, respectively.

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

                                                        ($ in millions)
                                                   ------------------------
                                                         Three Months
                                                        Ended March 31
                                                   ------------------------
                                                     2000            1999
                                                   --------        --------
     Segment revenues:
       Merck Pharmaceutical                        $3,701.3        $3,278.9
       Merck-Medco                                  4,949.5         4,294.5
       All Other                                      873.3           631.0
                                                   --------        --------
                                                   $9,524.1        $8,204.4
                                                   ========        ========
     Segment profits:
      Merck Pharmaceutical                         $2,097.1        $1,994.3
      Merck-Medco                                     142.3           123.8
      All Other                                       799.9           560.9
                                                   --------        --------
                                                   $3,039.3        $2,679.0
                                                   ========        ========


     Segment profits are comprised of segment revenues less certain elements of materials and production costs and operating expenses, including components of equity income (loss) from joint ventures and depreciation and amortization expenses. The Company does not internally allocate the vast majority of indirect production costs, research and development expenses and general and administrative expenses, all predominantly related to the Merck pharmaceutical business, as well as the cost of financing these activities. Separate divisions maintain responsibility for monitoring and managing these costs, including depreciation related to fixed assets utilized by these divisions and, therefore, they are not included in the marketing segment profits. The vast majority of goodwill and other intangibles amortization, predominantly related to the Merck-Medco business, as well as the cost of financing capital employed, also are not allocated internally and, therefore, are not included in the marketing segment profits.

     A reconciliation of total segment profits to consolidated income before taxes is as follows:

                                                       ($ in millions)
                                                   -----------------------
                                                         Three Months
                                                        Ended March 31
                                                   -----------------------
                                                     2000           1999
                                                   --------       --------
     Segment profits                               $3,039.3       $2,679.0
     Other profits                                     25.7           25.6
     Adjustments                                      121.1           39.1
     Unallocated:
       Interest income                                 94.7           79.5
       Interest expense                              (117.3)         (71.4)
       Equity income from affiliates                   78.4           85.8
       Depreciation and amortization                 (249.8)        (224.4)
       Research and development                      (523.6)        (441.8)
       Other expenses, net                           (274.5)        (328.6)
                                                   --------       --------
                                                   $2,194.0       $1,842.8
                                                   ========       ========

     Other profits primarily represent operating income related to divested products or businesses. Adjustments represent the elimination of the effect of double counting certain items of income and expense. Equity income from affiliates includes taxes paid at the joint venture level and a portion of equity income that is not reported in segment profits. Other expenses, net, include expenses from corporate and manufacturing cost centers and other miscellaneous income (expense), net.

11.  Legal proceedings to which the Company is a party are discussed in Part 1
     Item 3, Legal Proceedings, in the Annual Report on Form 10-K. There were no material developments in the three-month period ended March 31, 2000.

             MANAGEMENT'S ANALYSIS OF INTERIM FINANCIAL INFORMATION

Earnings per share for the first quarter of 2000 were $0.63, an increase of 17% over the first quarter of 1999. First quarter net income increased 15% to $1,499.6 million. Sales for the quarter were $8.9 billion, up 17% from the same period last year.

Sales growth for the quarter was led by 'Vioxx', the fastest growing prescription arthritis medicine in the United States, other newer and established products and growth from the Merck-Medco Managed Care business. Overall, worldwide operations reported strong sales volume gains.

Sales of Merck human health products increased 17% for the first quarter. Sales of Merck human health products outside of the United States accounted for 37% of Merck human health sales. Foreign exchange had essentially no effect on the human health sales growth for the first quarter.

Income growth for the quarter was driven by strong sales volume gains as well as manufacturing productivity improvements. The savings from productivity improvements helped fund selling and promotion programs to support new products as well as research and development.

Five key products - 'Vioxx', 'Zocor', 'Fosamax', 'Singulair' and
'Cozaar'/'Hyzaar'* - led Merck's growth, and now account for more than 50% of Merck's worldwide human health sales. Supply shipments to AstraZeneca LP also contributed to sales volume growth.

'Vioxx' remains the fastest growing prescription arthritis medicine in the United States. More than 9 million prescriptions have been written for 'Vioxx' since its U.S. introduction 10 months ago. In addition, it is the only medicine specifically inhibiting COX-2 that is indicated both for treatment of osteoarthritis and for relief of acute pain, such as pain following knee, hip replacement and dental surgery. 'Vioxx' is enjoying strong success in the European countries where it has been launched, including the United Kingdom, Germany and Spain. In all, 'Vioxx' has been launched in more than 50 countries.

Merck is conducting extensive clinical studies with 'Vioxx' to evaluate its efficacy in the treatment of rheumatoid arthritis and in the prevention and treatment of Alzheimer's disease. Merck has also begun studies to investigate whether 'Vioxx' can reduce the number of colon polyps in patients who suffer from them - a broad population at risk of developing colon cancer.

Sales of 'Zocor' continue to show strong growth. Extensive studies showed that this cholesterol-modifying medicine saves lives by preventing heart attacks and other cardiovascular events. The first study comparing 'Zocor' 80 mg, the highest recommended dose, with atorvastatin 80 mg showed that 'Zocor' increased levels of both "good" (HDL) cholesterol and a key component of good cholesterol called apolipoprotein (apo A-I) to a greater degree. Low HDL has been identified as a risk factor for heart disease. The independent effect of raising HDL on cardiovascular disease has not been determined.

Merck's high blood pressure medication 'Cozaar' and its companion agent 'Hyzaar' rank among the Company's fastest-growing products. 'Cozaar' is currently registered in more than 90 countries, where it has been used to treat more than 7 million patients. 'Cozaar' is the world's most widely prescribed medication in the angiotensin II antagonist class and it continues its strong growth, as physicians increasingly recognize the excellent tolerability and efficacy of these two products.

Results from a new study with 'Cozaar' and 'Hyzaar' have countered a traditionally held belief that African Americans might not be responsive to recently developed antihypertensives. Physicians traditionally have prescribed older classes of drugs, such as diuretics and calcium channel blockers, to treat hypertension in this population. Average blood pressure levels are higher in African Americans compared to Caucasians, and African Americans tend to develop hypertension earlier in life. As a result, they are more vulnerable to heart attack, stroke and kidney failure. Study results showed that African Americans with hypertension who were treated with 'Cozaar' and 'Hyzaar' demonstrated statistically significant reductions in blood pressure compared to placebo.

'Fosamax' is available in more than 100 countries and continues as the leading product worldwide for the treatment of postmenopausal osteoporosis. 'Fosamax' remains the only non-hormonal medicine proven to reduce the incidence of hip fractures, the most serious fractures related to osteoporosis. Merck has submitted an application to the U.S. Food and Drug Administration (FDA) for approval to market 'Fosamax' to treat osteoporosis in men. The Company also has filed with the FDA and with regulatory agencies worldwide for a convenient once-weekly formulation, which has already received approval in Mexico.

*'Cozaar' and 'Hyzaar' are registered trademarks of E.I. du Pont de Nemours and Company, Wilmington, DE, USA.

'Singulair' is now the third-largest selling branded product for the chronic treatment of asthma. Merck recently filed for regulatory approval to market 'Singulair' in Japan, the world's second-largest national pharmaceutical market. 'Singulair' became the first asthma controller therapy in more than 15 years indicated for children as young as two, following FDA approval to market the 4 mg chewable tablet for children ages two to five. Similar applications are pending in Europe and Latin America. This new indication is significant because asthma remains the most prevalent chronic disease of childhood, affecting an estimated 1 in 10 children, and its prevalence and incidence is increasing.

On February 22, 2000, the Board of Directors declared a quarterly dividend of 29 cents per share on the Company's common stock which was paid April 3 to stockholders of record at the close of business on March 3. The Company's total dividend paid to date in 2000 is 58 cents per share, a seven percent increase over the amount paid during the same period in 1999.

In February 2000, the Company completed the $5.0 billion share repurchase program authorized by the Board of Directors in July 1998 and the Board approved purchases of up to an additional $10.0 billion of Merck shares. The Company purchased a total of $2.1 billion of treasury shares in the first quarter of 2000 under the programs.

In March 2000, a wholly-owned subsidiary of the Company issued $1.5 billion par value of variable rate preferred units. The units are redeemable at par value plus accrued dividends at the option of the issuer at any time. They are also redeemable at the option of the holders in March 2010, and at the end of each five - year interval thereafter. The proceeds will be used for general corporate purposes. The preferred units are included in Minority interests in the consolidated financial statements.

In April 2000, Merck-Medco Managed Care, L.L.C. (Merck-Medco) introduced a new service, YOURxPLAN, a prescription savings plan for people who have to pay for medicines out of their own pockets. With discounts on virtually all prescription drugs, plus additional cash back savings on some major medicines, YOURxPLAN allows people of all ages to save money on their drug bills. Merck's partner in this venture is Reader's Digest, one of the nation's premier direct marketers and most trusted resources for health information and products.

On May 4, 2000, the Company entered into a definitive agreement to acquire all of the outstanding common shares of ProVantage Health Services, Inc. (ProVantage), a pharmaceutical benefit services company, for $12.25 per share or an estimated aggregate purchase price of $222.0 million. ProVantage would become part of Merck-Medco. The proposed acquisition, which would be accounted for by the purchase method, would not have a material impact on the Company's results of operations or financial position.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). The Statement established accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, which delayed the Company's required adoption of FAS 133 to January 1, 2001. The Company will adopt the Statement at that time. The FASB is currently finalizing certain amendments to FAS 133. The effect of the final statement on the Company's financial position or results of operations has not yet been determined.

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

The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors described in the Company's filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K (if any). In Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 22, 2000, the Company discusses in more detail various important factors that could cause actual results to differ from expected or historic results. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.

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

     12             Computation of Ratios of           Filed with this document
                      Earnings to Fixed Charges

     27             Financial Data Schedule            Filed with this document


(b)  Reports on Form 8-K

     During the three-month period ending March 31, 2000, no current reports on Form 8-K were filed.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  MERCK & CO., INC.



Date:  May 12, 2000               /s/ Kenneth C. Frazier
                                  ----------------------
                                  KENNETH C. FRAZIER
                                  Senior Vice President and General Counsel


Date:  May 12, 2000               /s/ Richard C. Henriques
                                  ------------------------
                                  RICHARD C. HENRIQUES
                                  Vice President, Controller

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