Form 10-K/A
period 1999-12-31
MERCK & CO INC
filed 2000-06-27
CIK 64978

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 27, 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its annual report on Form 10-K for the fiscal year ended December 31, 1999 as set forth below:

1.  Add Exhibit Numbers 99(a), 99(b) and 99(c) as follows:

EXHIBIT                                                             METHOD OF
NUMBER                  DESCRIPTION                                  FILING

99(a)     -- Financial statements and exhibits       Filed with this Form 10-K/A Amendment
             required by Form 11-K Annual Report
             pursuant to Section 15(d) of the
             Securities Exchange Act of 1934 for
             the Merck & Co., Inc. Employee
             Savings and Security Plan for the
             fiscal year ended December 31, 1999

99(b)     -- Financial statements and exhibits       Filed with this Form 10-K/A Amendment
             required by Form 11-K Annual Report
             pursuant to Section 15(d) of the
             Securities Exchange Act of 1934 for
             the Merck & Co., Inc. Employee Stock
             Purchase and Savings Plan for the
             fiscal year ended December 31, 1999

99(c)     -- Financial statements and exhibits       Filed with this Form 10-K/A Amendment
             required by Form 11-K Annual Report
             pursuant to Section 15(d) of the
             Securities Exchange Act of 1934 for
             the Merck Puerto Rico Employee
             Savings and Security Plan for the
             fiscal year ended December 31, 1999

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Dated:  June 27, 2000           MERCK & CO., INC.
                                              By  RAYMOND V. GILMARTIN
                                       (CHAIRMAN OF THE BOARD, PRESIDENT
                                          AND CHIEF EXECUTIVE OFFICER)

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

                    SIGNATURES                                       TITLE                        DATE
                    ----------                                       -----                        ----

               RAYMOND V. GILMARTIN                    Chairman of the Board,
                                                         President and Chief
                                                         Executive Officer;
                                                         Principal Executive
                                                         Officer; Director

                  JUDY C. LEWENT                       Senior Vice President
                                                         and Chief Financial
                                                         Officer; Principal
                                                         Financial Officer

             RICHARD C. HENRIQUES, JR.                 Vice President, Controller;
                                                         Principal Accounting
                                                         Officer
             H. BREWSTER ATWATER, JR.
                   DEREK BIRKIN
                LAWRENCE A. BOSSIDY
                 WILLIAM G. BOWEN
                 CAROLYNE K. DAVIS
                   LLOYD C. ELAM
               CHARLES E. EXLEY, JR.                   Directors                             June 27, 2000
             WILLIAM B. HARRISON, JR.
                 WILLIAM N. KELLEY
                EDWARD M. SCOLNICK
                  ANNE M. TATLOCK
                  SAMUEL O. THIER
                DENNIS WEATHERSTONE

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