Form 10-Q
period 2000-06-30
MERCK & CO INC
filed 2000-08-10
CIK 64978

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q




(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2000
                                      -------------

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
                                                 No. 22-1109110



The number of shares of common stock outstanding as of the close of business on July 31, 2000:

            Class                        Number of Shares Outstanding
            -----                        ----------------------------

            Common Stock                        2,300,535,217


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

Part I - Financial Information

                       MERCK & CO., INC. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED STATEMENT OF INCOME
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
               (Unaudited, $ in millions except per share amounts)

                                                                    Three Months                   Six Months
                                                                    Ended June 30                 Ended June 30
                                                              -----------------------     -----------------------------
                                                                  2000        1999            2000            1999
                                                              ----------   ----------     ------------    -------------
Sales                                                           $9,477.1     $8,018.2        $18,328.4        $15,554.8
                                                              ----------   ----------     ------------    -------------
Costs, Expenses and Other

  Materials and production                                       5,087.0      4,370.2          9,920.4          8,524.4

  Marketing and administrative                                   1,463.6      1,184.4          2,880.7          2,338.6

  Research and development                                         548.0        482.7          1,071.7            924.4

  Equity income from affiliates                                   (211.8)      (179.6)          (400.1)          (354.4)

  Other (income) expense, net                                      113.0       (170.1)           184.4            (51.6)
                                                              ----------   ----------     ------------    -------------

                                                                 6,999.8      5,687.6         13,657.1         11,381.4
                                                              ----------   ----------     ------------    -------------

Income Before Taxes                                              2,477.3      2,330.6          4,671.3          4,173.4

Taxes on Income                                                    755.6        852.5          1,450.0          1,395.7
                                                              ----------   ----------      -----------      -----------

Net Income                                                      $1,721.7     $1,478.1        $ 3,221.3        $ 2,777.7
                                                              ==========   ==========      ===========      ===========



Basic Earnings per Common Share                                     $.74         $.63            $1.39            $1.18

Earnings per Common Share Assuming Dilution                         $.73         $.61            $1.37            $1.15

Dividends Declared per Common Share                                 $.29         $.27             $.58             $.54



  The accompanying notes are an integral part of this consolidated financial statement.

                      MERCK & CO., INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                      JUNE 30, 2000 AND DECEMBER 31, 1999
                          (Unaudited, $ in millions)

                                                                              June 30      December 31
                                                                                2000          1999
                                                                             ---------      ---------
ASSETS
  Current Assets
    Cash and cash equivalents                                                $ 2,806.0      $ 2,021.9
    Short-term investments                                                     1,105.7        1,180.5
    Accounts receivable                                                        3,863.2        4,089.0
    Inventories                                                                2,927.9        2,846.9
    Prepaid expenses and taxes                                                 1,137.9        1,120.9
                                                                             ---------      ---------

      Total current assets                                                    11,840.7       11,259.2
                                                                             ---------      ---------

  Investments                                                                  5,059.2        4,761.5

  Property, Plant and Equipment, at cost,
    net of allowance for depreciation of
    $5,004.0 in 2000 and $4,670.3 in 1999                                     10,406.4        9,676.7

  Goodwill and Other Intangibles,
    net of accumulated amortization of
    $1,668.0 in 2000 and $1,488.7 in 1999                                      7,549.1        7,584.2

  Other Assets                                                                 2,587.9        2,353.3
                                                                             ---------      ---------
                                                                             $37,443.3      $35,634.9
                                                                             =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
     Accounts payable and accrued liabilities                                $ 3,923.7      $ 4,158.7
     Loans payable and current portion of long-term debt                       3,784.3        2,859.0
     Income taxes payable                                                        673.0        1,064.1
     Dividends payable                                                           667.2          677.0
                                                                             ---------      ---------

      Total current liabilities                                                9,048.2        8,758.8
                                                                             ---------      ---------

  Long-Term Debt                                                               3,439.1        3,143.9
                                                                             ---------      ---------

  Deferred Income Taxes and Noncurrent Liabilities                             7,226.6        7,030.1
                                                                             ---------      ---------

  Minority Interests                                                           5,010.4        3,460.5
                                                                             ---------      ---------

  Stockholders' Equity
    Common stock
      Authorized       -  5,400,000,000 shares
      Issued           -  2,968,195,053 shares - June 30, 2000
                       -  2,968,030,509 shares - December 31, 1999                29.7           29.7
    Other paid-in capital                                                      5,973.7        5,920.5
    Retained earnings                                                         25,330.2       23,447.9
    Accumulated other comprehensive (loss) income                                 (6.2)           8.1
                                                                             ---------      ---------
                                                                              31,327.4       29,406.2

    Less treasury stock, at cost
      668,462,613 shares - June 30, 2000
      638,953,059 shares - December 31, 1999                                  18,608.4       16,164.6
                                                                             ---------      ---------

      Total stockholders' equity                                              12,719.0       13,241.6
                                                                             ---------      ---------
                                                                             $37,443.3      $35,634.9
                                                                             =========      =========


  The accompanying notes are an integral part of this consolidated financial statement.

                      MERCK & CO., INC. AND SUBSIDIARIES
                 INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                          (Unaudited, $ in millions)

                                                                                                  Six Months
                                                                                                Ended June 30
                                                                                         -----------------------------
                                                                                            2000               1999
                                                                                         ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before taxes                                                                      $  4,671.3         $  4,173.4
  Adjustments to reconcile income before taxes to cash provided from operations before taxes:
     Depreciation and amortization                                                            638.8              577.2
     Other                                                                                   (139.2)            (344.5)
     Net changes in assets and liabilities                                                    (74.2)            (119.4)
                                                                                         ----------         ----------
CASH PROVIDED BY OPERATING ACTIVITIES BEFORE TAXES                                          5,096.7            4,286.7
INCOME TAXES PAID                                                                          (1,339.1)          (1,047.2)
                                                                                         ----------         ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   3,757.6            3,239.5
                                                                                         ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                       (1,198.0)          (1,089.2)
Purchase of securities, subsidiaries and other investments                                (13,332.7)         (17,686.2)
Proceeds from sale of securities, subsidiaries and other investments                       12,859.0           16,333.5
Proceeds from relinquishment of certain AstraZeneca product rights                             93.6            1,679.9
Other                                                                                         (35.1)             (16.7)
                                                                                         ----------         ----------
NET CASH USED BY INVESTING ACTIVITIES                                                      (1,613.2)            (778.7)
                                                                                         ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings                                                           915.5               (4.1)
Proceeds from issuance of debt                                                                300.7               11.4
Payments on debt                                                                              (74.2)             (15.9)
Proceeds from issuance of preferred units of subsidiary                                     1,500.0                -
Purchase of treasury stock                                                                 (2,802.0)          (1,525.1)
Dividends paid to stockholders                                                             (1,348.8)          (1,275.4)
Other                                                                                         186.9               99.6
                                                                                         ----------         ----------
NET CASH USED BY FINANCING ACTIVITIES                                                      (1,321.9)          (2,709.5)
                                                                                         ----------         ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                  (38.4)             (89.6)
                                                                                         ----------         ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          784.1             (338.3)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                              2,021.9            2,606.2
                                                                                         ----------         ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $  2,806.0         $  2,267.9
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

2.     Inventories consisted of:

                                                                         ($ in millions)
                                                                     ------------------------
                                                                     June 30      December 31
                                                                       2000           1999
                                                                     --------     -----------
        Finished goods                                               $1,960.4       $1,895.6
        Raw materials and work in process                               890.8          869.8
        Supplies                                                         76.7           81.5
                                                                     --------       --------
          Total (approximates current cost)                           2,927.9        2,846.9
        Reduction to LIFO cost                                          -              -
                                                                     --------       --------
                                                                     $2,927.9       $2,846.9
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

5.     Sales consisted of:

                                                                                     ($ in millions)
                                                         --------------------------------------------------------------------
                                                                Three Months                              Six Months
                                                                Ended June 30                            Ended June 30
                                                         ---------------------------              ---------------------------
                                                           2000               1999                   2000              1999
                                                         --------           --------              ---------         ---------
        Elevated cholesterol                             $1,439.1           $1,239.9              $ 2,723.4         $ 2,410.4
        Hypertension/heart failure                        1,202.0            1,204.3                2,341.3           2,292.2
        Anti-inflammatory/analgesics                        497.2              122.9                  888.8             149.9
        Osteoporosis                                        323.0              243.3                  599.6             474.6
        Vaccines/biologicals                                239.0              221.4                  447.6             392.8
        Anti-ulcerants                                      215.4              191.9                  422.2             452.1
        Antibiotics                                         208.0              187.0                  397.9             376.8
        Respiratory                                         213.1              112.5                  380.1             200.7
        Ophthalmologicals                                   165.1              162.6                  321.3             314.2
        Human immunodeficiency virus (HIV)                  133.7              175.9                  272.0             325.8
        Other Merck products                                402.5              399.9                  859.9             831.8
        Merck-Medco                                       4,439.0            3,756.6                8,674.3           7,333.5
                                                         --------           --------              ---------         ---------
                                                         $9,477.1           $8,018.2              $18,328.4         $15,554.8
                                                         ========           ========              =========         =========

       Other Merck products include sales of other human pharmaceuticals, continuing sales to divested businesses and pharmaceutical and animal health supply sales to the Company's joint ventures and AstraZeneca LP.

6.     Other (income) expense, net, consisted of:

                                                                                      ($ in millions)
                                                               -------------------------------------------------------
                                                                     Three Months                   Six Months
                                                                     Ended June 30                 Ended June 30
                                                               ------------------------      -------------------------
                                                                 2000             1999        2000               1999
                                                               -------          -------      -------           -------
   Interest income                                             $(107.0)         $ (89.4)     $(201.7)          $(168.9)
   Interest expense                                              116.0             68.9        233.3             140.3
   Exchange (gains) losses                                        (9.7)            (7.3)       (17.5)              2.1
   Minority interests                                             95.8             57.3        156.0             106.7
   Amortization of goodwill and other intangibles                 78.6             77.8        157.4             161.1
   Other, net                                                    (60.7)          (277.4)      (143.1)           (292.9)
                                                               -------          -------      -------           -------
                                                               $ 113.0          $(170.1)     $ 184.4           $ (51.6)
                                                               =======          =======      =======           =======

       Minority interests include third parties' share of exchange gains and losses arising from translation of the financial statements into U.S. dollars.

       Interest paid for the six-month periods ended June 30, 2000 and 1999 was $221.3 million and $105.0 million, respectively.

7. Income taxes paid for the six-month periods ended June 30, 2000 and 1999 were $1,339.1 million and $1,047.2 million, respectively.

8. The net income effect of dilutive securities was not significant to the Company's calculation of Earnings per common share assuming dilution. A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

                                                                                          ($ in millions)
                                                                         ---------------------------------------------
                                                                             Three Months              Six Months
                                                                            Ended June 30             Ended June 30
                                                                         --------------------     --------------------
                                                                          2000         1999        2000         1999
                                                                         -------      -------     -------      -------
      Average common shares outstanding                                  2,300.2      2,357.6     2,310.0      2,359.2
      Common shares issuable(1)                                             45.5         56.0        45.5         59.4
                                                                         -------      -------     -------      -------
      Average common shares outstanding assuming dilution                2,345.7      2,413.6     2,355.5      2,418.6
                                                                         =======      =======     =======      =======
-------------------------------------------------
(1)  Issuable primarily under stock option plans.



9. Comprehensive income for the three months ended June 30, 2000 and 1999 was $1,702.6 million and $1,474.5 million, respectively. Comprehensive income for the six months ended June 30, 2000 and 1999 was $3,207.0 million and $2,775.4 million, respectively.

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

                                                                          ($ in millions)
                                                    ----------------------------------------------------------
                                                         Three Months                       Six Months
                                                        Ended June 30                      Ended June 30
                                                    ------------------------        --------------------------
                                                      2000            1999            2000             1999
                                                    ---------       --------        ---------        ---------
         Segment revenues:
           Merck Pharmaceutical                     $ 4,103.2       $3,606.8        $ 7,804.5        $ 6,885.7
           Merck-Medco                                5,188.0        4,435.2         10,137.6          8,729.7
           All Other                                    896.4          611.5          1,769.7          1,242.5
                                                    ---------       --------        ---------        ---------
                                                    $10,187.6       $8,653.5        $19,711.8        $16,857.9
                                                    =========       ========        =========        =========
         Segment profits:
           Merck Pharmaceutical                     $ 2,362.9       $2,200.7        $ 4,460.0        $ 4,195.1
           Merck-Medco                                  150.2          127.7            292.4            251.4
           All Other                                    845.4          572.5          1,645.5          1,133.4
                                                    ---------       --------        ---------        ---------
                                                    $ 3,358.5       $2,900.9        $ 6,397.9        $ 5,579.9
                                                    =========       ========        =========        =========

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

       A reconciliation of total segment profits to consolidated income before taxes is as follows:

                                                                                ($ in millions)
                                                         ----------------------------------------------------------
                                                                 Three Months                     Six Months
                                                                Ended June 30                   Ended June 30
                                                         --------------------------        ------------------------
                                                           2000              1999            2000            1999
                                                         --------          --------        ---------       --------
         Segment profits                                 $3,358.5          $2,900.9         $6,397.9       $5,579.9
         Other profits                                        4.6              19.8             30.3           45.4
         Adjustments                                        128.3              49.7            249.4           88.8
         Unallocated:
           Interest income                                  107.0              89.4            201.7          168.9
           Interest expense                                (116.0)            (68.9)          (233.3)        (140.3)
           Equity income from affiliates                     70.9              59.8            149.2          145.5
           Depreciation and amortization                   (248.9)           (231.1)          (498.7)        (455.3)
           Research and development                        (548.0)           (482.7)        (1,071.7)        (924.4)
           Other expenses, net                             (279.1)             (6.3)          (553.5)        (335.1)
                                                         --------          --------        ---------       --------
                                                         $2,477.3          $2,330.6         $4,671.3       $4,173.4
                                                         ========          ========        =========       ========

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

11.    Legal proceedings to which the Company is a party are discussed in Part 1
       Item 3, Legal Proceedings, in the Annual Report on Form 10-K. There were no material developments in the six-month period ended June 30, 2000.

             MANAGEMENT'S ANALYSIS OF INTERIM FINANCIAL INFORMATION

Earnings per share for the second quarter of 2000 were $0.73, an increase of 20% over the second quarter of 1999. Second quarter net income increased 16% to $1,721.7 million. Sales for the quarter were $9.5 billion, up 18% from the same period last year.

For the first six months, earnings per share were $1.37, an increase of 19% from the first six months of 1999. Net income was $3,221.3 million for the first six months of 2000, an increase of 16% from the first six months of 1999. Sales rose 18% to $18.3 billion.

Sales growth for the quarter and the first half of 2000 was led by 'Vioxx', the other newer and established products and growth from the Merck-Medco Managed Care business. Strong volume gains in both the domestic and international operations contributed to the second quarter results.

Sales of Merck human health products increased 19% and 18% for the second quarter and six months, respectively. Sales of Merck human health products outside of the United States accounted for 37% of Merck human health first half 2000 sales. Foreign exchange reduced the human health sales growth for both the second quarter and first six months performance by one percentage point.

Five key products -'Vioxx', 'Zocor', 'Cozaar'/'Hyzaar'*, 'Fosamax', and 'Singulair' - led Merck's growth and account for more than 50% of Merck's worldwide human health sales for the first six months. Supply shipments to AstraZeneca LP also contributed to the sales volume growth.

The five products provide a strong platform for growth. Each is a successful, high growth medicine, offering a unique competitive advantage in the market, and Merck is conducting additional clinical studies that will potentially extend each franchise to even more patients.

Income growth for the first six months was driven by strong sales volume gains led by the U.S. market as well as manufacturing productivity improvements. The savings from productivity improvements helped fund research and development and selling and promotion programs in support of new products.

'Vioxx', Merck's newest medicine for osteoarthritis and acute pain, has been launched in nearly 70 countries, including in the United States, the United Kingdom, Germany, Spain, Mexico, Sweden and Denmark. It remains the world's fastest growing prescription arthritis medicine, with more than 12 million prescriptions written since it was first introduced last year. In addition, 'Vioxx' is the only medicine specifically inhibiting COX-2 that is indicated in the United States both for treatment of osteoarthritis and for relief of acute pain.

In May, Merck presented results from the 8,000-patient 'Vioxx' Gastrointestinal Outcomes Research (VIGOR) study in which 'Vioxx' reduced the incidence of serious gastrointestinal side effects, such as ulcers and bleeding, by more than 50 percent compared to the nonsteroidal anti-inflammatory drug naproxen. In June, Merck submitted a Supplemental New Drug Application for 'Vioxx' to the U.S. Food and Drug Administration (FDA) to request labeling changes based on the study.

To expand the market for 'Vioxx', Merck continues clinical trials to determine whether 'Vioxx' is effective in the treatment of rheumatoid arthritis and in the prevention and treatment of Alzheimer's disease. Merck has also begun studies to investigate whether 'Vioxx' can reduce the number of colon polyps in patients who suffer from them - a broad population at risk of developing colon cancer.

Sales of 'Zocor', Merck's cholesterol-modifying medicine, continue to show strong growth. The landmark 4S (Scandinavian Simvastatin Survival Study) study has shown that 'Zocor' saves lives by preventing heart attacks and other cardiovascular events in people with heart disease and high cholesterol. As a result of the medicine's proven ability to not only lower levels of "bad" (LDL) cholesterol, but also to increase levels of "good" cholesterol (HDL) in people with high LDL levels, the FDA approved 'Zocor' as the first "statin" to raise HDL. Low HDL has been identified as a risk factor for heart disease. The independent effect of raising HDL on cardiovascular disease has not been determined.

To reach even more patients, Merck is pursuing important new studies for 'Zocor' that may provide evidence that the medicine lowers the risk of peripheral vascular disease, especially among high-risk patients, including the elderly and those with diabetes.

*'Cozaar' and 'Hyzaar' are registered trademarks of E.I. du Pont de Nemours and Company, Wilmington, DE, USA.

'Cozaar' and 'Hyzaar' for high blood pressure are the world's most widely prescribed medicines in the angiotensin II antagonist class. Strong growth continues as physicians recognize the excellent tolerability and efficacy of these two products. The Company has a number of trials underway to evaluate the medicines' effectiveness in improving survival and reducing disability associated with hypertension, diabetic kidney disease and recent heart attacks.

'Fosamax', the leading product worldwide for treatment of postmenopausal osteoporosis, is now available in more than 100 countries. The Company has submitted applications to regulatory agencies worldwide, including the United States, for approval to market 'Fosamax' for the treatment of osteoporosis in men as well as for a convenient once-weekly formulation. Mexico has approved once-weekly use in women and men with osteoporosis.

'Fosamax' remains the only treatment for osteoporosis proven to reduce the incidence of hip fractures, the most serious fractures related to osteoporosis. Merck presented data this month for 'Fosamax' during the European League Against Rheumatism Congress, demonstrating a statistically significant anti-fracture effect within 12 months.

'Singulair', Merck's leukotriene receptor antagonist, continues to show strong growth in all markets in which it has been introduced. Given the medicine's convenient, once-a-day dose and its effectiveness in treating children as young as age two, pediatricians in the United States now prescribe 'Singulair' more than any other asthma controller therapy. To help even more patients benefit from use of 'Singulair', Merck is studying its effectiveness for acute use in the hospital setting and in allergic rhinitis.

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

On May 22, 2000, the Board of Directors declared a quarterly dividend of 29 cents per share on the Company's common stock for the third quarter of 2000. On July 25, 2000, the Board of Directors declared a quarterly dividend of 34 cents per share on the Company's common stock for the fourth quarter of 2000. The Company's total dividends paid during 2000 will be $1.21 per share, a ten percent increase over the amount paid in 1999.

In May 2000, the Company and Schering-Plough Corporation (Schering-Plough) created two partnerships to develop and market in the United States new prescription medicines in the cholesterol-management and respiratory therapeutic areas. The companies will jointly pursue the development and marketing of:
       - 'Zocor' as a once-daily fixed-combination tablet with ezetimibe, Schering-Plough's investigational cholesterol absorption inhibitor
       -  ezetimibe as once-daily monotherapy
       - a once-daily fixed-combination tablet of 'Singulair' and 'Claritin'** for the treatment of allergic rhinitis and asthma. 'Claritin' is Schering-Plough's nonsedating antihistamine for treatment of seasonal allergic rhinitis.
The arrangements are not expected to have a significant near-term impact on the Company's results of operations or financial position.

Merck-Medco Managed Care, L.L.C. completed its acquisition of ProVantage Health Services, Inc. (ProVantage) in June 2000 for an aggregate cash-purchase price of $222.0 million. ProVantage provides pharmacy benefit services to about 5 million people, many of whom are covered by mid-sized and small plan sponsors and third-party administrators. The acquisition, which was accounted for by the purchase method, did not have a material impact on the Company's results of operations or financial position.

The Company's $1.0 billion shelf registration statement for the issuance of debt securities became effective in August 2000, increasing available capacity under such filings to $1.7 billion. The Company also has a $1.5 billion Euro Medium Term Note program, under which no securities have been issued. Any proceeds from the sale of these securities will be used for general corporate purposes.

**'Claritin' is a registered trademark of the Schering-Plough Corporation, Madison, NJ, USA.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). The Statement established accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, which delayed the Company's required adoption of FAS 133 to January 1, 2001. The Company will adopt the Statement at that time. In June 2000, the FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FAS 133, which is effective concurrently with FAS 133. Although the Company continues to perform extensive analysis of the Statements, the ultimate effect on the Company's financial position or results of operations cannot yet be determined.

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

Part II -  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Annual Meeting of Stockholders held on April 25, 2000, and received the votes set forth below:

1. All of the following persons nominated were elected to serve as directors and received the number of votes set opposite their respective names:

                                             For                       Withheld
                                             ---                       --------
          Niall FitzGerald              1,859,534,763                 36,000,618
          Anne M. Tatlock               1,867,759,481                 27,775,900
          Lawrence A. Bossidy           1,868,005,605                 27,529,776
          Johnnetta B. Cole, Ph.D.      1,868,169,053                 27,366,328
          William B. Harrison, Jr.      1,868,537,915                 26,997,466
          William N. Kelley, M.D.       1,868,515,873                 27,019,508

2. A proposal to ratify the appointment of independent public accountants received 1,884,394,956 votes FOR and 3,289,882 votes AGAINST, with 7,850,543 abstentions.

3. A proposal to adopt the 2001 Incentive Stock Plan received 1,711,501,202 votes FOR and 166,394,464 votes AGAINST, with 17,618,383 abstentions.

4. A stockholder proposal concerning appointment of directors from outside the Company received 101,992,401 votes FOR and 1,295,635,796 votes AGAINST, with 48,798,230 abstentions and 449,108,954 broker non-votes.

5. A stockholder proposal concerning annual election of directors received 739,240,749 votes FOR and 660,727,273 votes AGAINST, with 46,324,439 abstentions and 449,242,920 broker non-votes.

6. A stockholder proposal concerning bonuses for management received 67,588,642 votes FOR and 1,317,565,401 votes AGAINST, with 52,252,824 abstentions and 458,128,514 broker non-votes.

7. A stockholder proposal concerning pharmaceutical pricing received 80,306,979 votes FOR and 1,300,298,698 votes AGAINST, with 65,500,390 abstentions and 449,429,314 broker non-votes.

8. A stockholder proposal concerning stock ownership of director candidates received 77,357,685 votes FOR and 1,296,660,597 votes AGAINST, with 76,022,735 abstentions and 445,494,364 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits
       --------

        Number             Description                         Method of Filing
        ------             -----------                         -----------------
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

        10(a)              2001 Incentive Stock Plan            Filed with this document
                             (Effective January 1, 2001)

        12                 Computation of Ratios of             Filed with this document
                             Earnings to Fixed Charges

        27                 Financial Data Schedule              Filed with this document

(b)    Reports on Form 8-K

       During the three-month period ending June 30, 2000, no current reports on Form 8-K were filed.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               MERCK & CO., INC.



Date:  August 9, 2000          /s/ Kenneth C. Frazier
                               -------------------------
                               KENNETH C. FRAZIER
                               Senior Vice President and General Counsel


Date:  August 9, 2000          /s/ Richard C. Henriques
                               -------------------------
                               RICHARD C. HENRIQUES
                               Vice President, Controller

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

                 10(a)      2001 Incentive Stock Plan (effective January 1, 2001)

                 12         Computation of Ratios of Earnings to Fixed Charges

                 27         Financial Data Schedule