Form 10-Q
period 2000-09-30
MERCK & CO INC
filed 2000-11-13
CIK 64978

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000
                                    ------------------

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
                                              No. 22-1109110


The number of shares of common stock outstanding as of the close of business on October 31, 2000:

       Class                                       Number of Shares Outstanding
       -----                                       ----------------------------
       Common Stock                                        2,306,135,098


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

Part I - Financial Information



                      MERCK & CO., INC. AND SUBSIDIARIES
                   INTERIM CONSOLIDATED STATEMENT OF INCOME
        THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
             (Unaudited, $ in millions except per share amounts)

                                                             Three Months                       Nine Months
                                                          Ended September 30                 Ended September 30
                                                     ------------------------------       ----------------------------

                                                         2000             1999               2000              1999
                                                     ------------      ------------       ----------        ----------

Sales                                                $  10,567.5       $   8,195.7      $  28,895.9         $ 23,750.6

Costs, Expenses and Other

  Materials and production                               5,952.5           4,365.9         15,872.9           12,890.2

  Marketing and administrative                           1,512.8           1,272.7          4,393.5            3,611.3

  Research and development                                 609.8             516.0          1,681.5            1,440.5

  Acquired Research                                            -              51.1                -               51.1

  Equity income from affiliates                           (219.4)           (227.1)          (619.5)            (581.5)

  Other (income) expense, net                               70.2             (17.6)           254.5              (69.1)
                                                       ---------          --------        ---------          ---------

                                                         7,925.9           5,961.0         21,582.9           17,342.5
                                                       ---------          --------        ---------          ---------

Income Before Taxes                                      2,641.6           2,234.7          7,313.0            6,408.1

Taxes on Income                                            805.7             695.1          2,255.7            2,090.8
                                                       ---------          --------        ---------          ---------

Net Income                                           $   1,835.9       $   1,539.6      $   5,057.3         $  4,317.3
                                                       =========          ========        =========          =========


Basic Earnings per Common Share                        $     .80          $    .65        $    2.19          $    1.83

Earnings per Common Share Assuming Dilution            $     .78          $    .64        $    2.15          $    1.79

Dividends Declared per Common Share                    $     .34          $    .29        $     .92          $     .83

                The accompanying notes are an integral part of
                    this consolidated financial statement.

                      MERCK & CO., INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                   SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                          (Unaudited, $ in millions)

                                                                          September 30      December 31
                                                                              2000              1999
                                                                          ------------      -----------
ASSETS
  Current Assets
    Cash and cash equivalents                                               $ 1,535.1       $ 2,021.9
    Short-term investments                                                    1,300.0         1,180.5
    Accounts receivable                                                       4,571.3         4,089.0
    Inventories                                                               3,099.9         2,846.9
    Prepaid expenses and taxes                                                1,094.1         1,120.9
                                                                            ---------       ---------

      Total current assets                                                   11,600.4        11,259.2
                                                                            ---------       ---------

  Investments                                                                 5,284.2         4,761.5

  Property, Plant and Equipment, at cost,
    net of allowance for depreciation of
    $5,167.6 in 2000 and $4,670.3 in 1999                                    10,922.4         9,676.7

  Goodwill and Other Intangibles,
    net of accumulated amortization of
    $1,759.7 in 2000 and $1,488.7 in 1999                                     7,458.4         7,584.2

  Other Assets                                                                2,742.2         2,353.3
                                                                            ---------       ---------
                                                                            $38,007.6       $35,634.9
                                                                            =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
     Accounts payable and accrued liabilities                               $ 4,049.0       $ 4,158.7
     Loans payable and current portion of long-term debt                      3,174.5         2,859.0
     Income taxes payable                                                       914.0         1,064.1
     Dividends payable                                                          782.0           677.0
                                                                            ---------       ---------
      Total current liabilities                                               8,919.5         8,758.8
                                                                            ---------       ---------

  Long-Term Debt                                                              3,437.6         3,143.9
                                                                            ---------       ---------
  Deferred Income Taxes and Noncurrent Liabilities                            7,115.3         7,030.1
                                                                            ---------       ---------
  Minority Interests                                                          5,015.2         3,460.5
                                                                            ---------       ---------
  Stockholders' Equity
    Common stock
     Authorized  - 5,400,000,000 shares
     Issued      - 2,968,224,837 shares - September 30, 2000
                 - 2,968,030,509 shares - December 31, 1999                      29.7            29.7
    Other paid-in capital                                                     6,035.0         5,920.5
    Retained earnings                                                        26,384.2        23,447.9
    Accumulated other comprehensive income                                       14.7             8.1
                                                                            ---------       ---------
                                                                             32,463.6        29,406.2

    Less treasury stock, at cost
     670,499,132 shares - September 30, 2000
     638,953,059 shares - December 31, 1999                                  18,943.6        16,164.6
                                                                            ---------       ---------
      Total stockholders' equity                                             13,520.0        13,241.6
                                                                            ---------       ---------
                                                                            $38,007.6       $35,634.9
                                                                            =========       =========


                The accompanying notes are an integral part of
                    this consolidated financial statement.

                      MERCK & CO., INC. AND SUBSIDIARIES
                 INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                          (Unaudited, $ in millions)

                                                                                                         Nine Months
                                                                                                      Ended September 30
                                                                                                ------------------------------
                                                                                                    2000                1999
                                                                                                -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before taxes                                                                             $  7,313.0         $  6,408.1
  Adjustments to reconcile income before taxes to cash provided from operations before taxes:
     Acquired research                                                                                   -               51.1
     Depreciation and amortization                                                                   961.6              862.5
     Other                                                                                          (130.2)            (561.9)
     Net changes in assets and liabilities                                                          (805.5)            (300.5)
                                                                                                ----------         ----------
CASH PROVIDED BY OPERATING ACTIVITIES BEFORE TAXES                                                 7,338.9            6,459.3
INCOME TAXES PAID                                                                                 (1,852.3)          (1,669.0)
                                                                                                ----------         ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                          5,486.6            4,790.3
                                                                                                ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                              (1,910.3)          (1,739.6)
Purchase of securities, subsidiaries and other investments                                       (18,073.1)         (31,198.7)
Proceeds from sale of securities, subsidiaries and other investments                              17,126.2           29,395.2
Proceeds from relinquishment of certain AstraZeneca product rights                                    93.6            1,679.9
Other                                                                                                (20.8)             (13.6)
                                                                                                ----------         ----------
NET CASH USED BY INVESTING ACTIVITIES                                                             (2,784.4)          (1,876.8)
                                                                                                ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings                                                                  599.5              979.1
Proceeds from issuance of debt                                                                       300.7               11.6
Payments on debt                                                                                    (442.8)             (16.6)
Proceeds from issuance of preferred units of subsidiary                                            1,500.0                  -
Purchase of treasury stock                                                                        (3,263.9)          (2,605.7)
Dividends paid to stockholders                                                                    (2,016.0)          (1,911.4)
Other                                                                                                208.9              147.0
                                                                                                ----------         ----------
NET CASH USED BY FINANCING ACTIVITIES                                                             (3,113.6)          (3,396.0)
                                                                                                ----------         ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                         (75.4)             (20.3)
                                                                                                ----------         ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                           (486.8)            (502.8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                     2,021.9            2,606.2
                                                                                                ----------         ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $  1,535.1         $  2,103.4
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

------------------------------------------

2.    Inventories consisted of:

                                                                                    ($ in millions)
                                                                           ----------------------------------
                                                                            September 30        December 31
                                                                                2000                1999
                                                                           --------------      --------------
      Finished goods                                                         $1,976.2            $1,895.6
      Raw materials and work in process                                       1,042.7               869.8
      Supplies                                                                   81.0                81.5
                                                                             --------            --------
        Total (approximates current cost)                                     3,099.9             2,846.9
      Reduction to LIFO cost                                                        -                   -
                                                                             --------            --------
                                                                             $3,099.9            $2,846.9
                                                                             ========            ========

3. In March 2000, a wholly-owned subsidiary of the Company issued $1.5 billion par value of variable rate preferred units. The units are redeemable at par value plus accrued dividends at the option of the issuer at any time. They are also redeemable at the option of the holders in March 2010, and at the end of each five-year interval, thereafter. The preferred units are included in Minority interests in the consolidated financial statements.

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

5.   Sales consisted of:

                                                                  ($ in millions)
                                                  ------------------------------------------------
                                                       Three Months               Nine Months
                                                    Ended September 30         Ended September 30
                                                  ---------------------      ---------------------
                                                     2000        1999           2000        1999
                                                  ---------    --------      ---------   ---------
      Elevated cholesterol                        $ 1,493.4    $1,273.7      $ 4,216.8   $ 3,684.1
      Hypertension/heart failure                    1,175.3     1,070.3        3,515.5     3,362.6
      Anti-inflammatory/analgesics                    635.4       136.3        1,524.2       286.2
      Osteoporosis                                    360.0       280.7          959.6       755.3
      Vaccines/biologicals                            283.1       252.9          730.7       645.8
      Respiratory                                     234.7       129.8          614.8       330.4
      Anti-ulcerants                                  190.8       224.3          612.9       676.4
      Antibiotics                                     181.8       189.0          579.7       565.8
      Ophthalmologicals                               163.6       162.3          484.9       476.4
      Human immunodeficiency virus (HIV)              139.3       169.8          411.3       495.6
      Other Merck products                            309.6       502.1        1,170.7     1,334.0
      Merck-Medco                                   5,400.5     3,804.5       14,074.8    11,138.0
                                                  ---------    --------      ---------   ---------
                                                  $10,567.5    $8,195.7      $28,895.9   $23,750.6
                                                  =========    ========      =========   =========

     Other Merck products include sales of other human pharmaceuticals, continuing sales to divested businesses and pharmaceutical and animal health supply sales to the Company's joint ventures and AstraZeneca LP.

6.   Other (income) expense, net, consisted of:

                                                                               ($ in millions)
                                                            ------------------------------------------------------
                                                                  Three Months                 Nine Months
                                                               Ended September 30           Ended September 30
                                                            -----------------------     --------------------------
                                                              2000            1999        2000               1999
                                                            -------         -------     -------            -------
       Interest income                                      $(124.8)        $ (95.2)    $(326.4)           $(264.1)
       Interest expense                                       121.8            79.0       355.1              219.3
       Exchange (gains) losses, net                           (14.3)          (20.9)      (31.8)             (18.8)
       Minority interests                                      74.8            61.8       230.8              168.5
       Amortization of goodwill and other intangibles          80.8            77.8       238.2              239.0
       Other, net                                             (68.1)         (120.1)     (211.4)            (413.0)
                                                            -------         -------     -------            -------
                                                            $  70.2         $ (17.6)    $ 254.5            $ (69.1)
                                                            =======         =======     =======            =======

     Minority interests include third parties' share of exchange gains and losses arising from translation of the financial statements into U.S. dollars.

     Interest paid for the nine-month periods ended September 30, 2000 and 1999 was $361.9 million and $205.4 million, respectively.

7. Income taxes paid for the nine-month periods ended September 30, 2000 and 1999 were $1,852.3 million and $1,669.0 million, respectively.

8. The net income effect of dilutive securities was not significant to the Company's calculation of Earnings per common share assuming dilution. A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

                                                                            ($ in millions)
                                                               ------------------------------------------
                                                                  Three Months           Nine Months
                                                               Ended September 30      Ended September 30
                                                              ---------------------    ------------------
                                                                2000          1999       2000       1999
                                                              -------       -------    -------    -------
     Average common shares outstanding                        2,299.4       2,343.0    2,306.7    2,353.6
     Common shares issuable(1)                                   43.5          51.4       44.9       56.5
                                                              -------       -------    -------    -------
     Average common shares outstanding assuming dilution      2,342.9       2,394.4    2,351.6    2,410.1
                                                              =======       =======    =======    =======

       (1)  Issuable primarily under stock option plans.



9. Comprehensive income for the three months ended September 30, 2000 and 1999 was $1,856.8 million and $1,573.0 million, respectively. Comprehensive income for the nine months ended September 30, 2000 and 1999 was $5,063.9 million and $4,348.4 million, respectively.

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

                                                           ($ in millions)
                                   ---------------------------------------------------------------
                                        Three Months                        Nine Months
                                     Ended September 30                  Ended September 30
                                   ----------------------------       ---------------------------
                                        2000            1999              2000            1999
                                   ------------     -----------       -----------      ----------
       Segment revenues:
         Merck Pharmaceutical      $    4,183.1     $   3,524.6       $  11,987.6      $ 10,410.3
         Merck-Medco                    6,244.6         4,504.4          16,382.1        13,234.1
         All Other                        979.1           826.2           2,748.8         2,068.7
                                   ------------     -----------       -----------      ----------
                                   $   11,406.8     $   8,855.2       $  31,118.5      $ 25,713.1
                                   ============     ===========       ===========      ==========
       Segment profits:
        Merck Pharmaceutical       $    2,492.6     $   2,111.6       $   6,952.6      $  6,306.7
        Merck-Medco                       179.0           146.0             471.5           397.4
        All Other                         918.7           800.2           2,564.1         1,933.6
                                   ------------     -----------       -----------      ----------
                                   $    3,590.3     $   3,057.8       $   9,988.2      $  8,637.7
                                   ============     ===========       ===========      ==========

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

     A reconciliation of total segment profits to consolidated income before taxes is as follows:

                                                                        ($ in millions)
                                              -------------------------------------------------------------------
                                                       Three Months                        Nine Months
                                                    Ended September 30                  Ended September 30
                                              ------------------------------     --------------------------------
                                                  2000             1999               2000             1999
                                              ------------    --------------     -------------     --------------
Segment profits                               $    3,590.3       $   3,057.8       $   9,988.2       $    8,637.7
Other profits                                         (4.6)             17.8              25.7               63.2
Adjustments                                          143.3              57.5             392.7              146.2
Unallocated:
  Interest income                                    124.8              95.2             326.4              264.1
  Interest expense                                  (121.8)            (79.0)           (355.1)            (219.3)
  Equity income from affiliates                       70.2              59.9             219.4              205.5
  Depreciation and amortization                     (244.6)           (223.1)           (743.3)            (678.5)
  Acquired research                                      -             (51.1)                -              (51.1)
  Research and development                          (609.8)           (516.0)         (1,681.5)          (1,440.5)
  Other expenses, net                               (306.2)           (184.3)           (859.5)            (519.2)
                                              ------------     -------------     -------------     --------------
                                              $    2,641.6       $   2,234.7       $   7,313.0       $    6,408.1
                                              ============     =============     =============     ==============

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

11.  Legal proceedings to which the Company is a party are discussed in Part 1
     Item 3, Legal Proceedings, in the 1999 Annual Report on Form 10-K. There were no material developments in the nine-month period ended September 30, 2000.

             MANAGEMENT'S ANALYSIS OF INTERIM FINANCIAL INFORMATION

Earnings per share for the third quarter of 2000 were $0.78, up 22% over the third quarter of 1999. For the quarter, net income increased 19% to $1,835.9 million driven by sales of $10.6 billion, up 29% over the same period last year.

For the first nine months, earnings per share were $2.15, an increase of 20% over 1999. Net income grew 17% to $5,057.3 million, fueled by a 22% sales increase to $28.9 billion for the first nine months of 2000.

Income growth for the quarter and first nine months reflects strong sales volume gains in the U.S. and international markets, as well as manufacturing productivity improvements. These gains helped fund research and development and promotion programs in support of the Company's key products.

Sales volume growth was driven by the Company's human health products, which increased 19% and 18% for the third quarter and nine months, respectively, and the Merck-Medco Managed Care business. Sales outside of the United States accounted for 37% of the Company's human health sales for the first nine months. Foreign exchange reduced the human health sales growth for both the third quarter and first nine months by one percentage point.

The Company's newest medicine, 'Vioxx', together with 'Zocor', 'Cozaar'/'Hyzaar'*, 'Fosamax', and 'Singulair' are driving Merck's strong performance. These products accounted for 55% of Merck's worldwide human health sales for the first nine months.

More than 15 million prescriptions in the United States alone have been written for 'Vioxx', Merck's new medicine for osteoarthritis, since its successful launch last year, and it continues as the world's fastest growing prescription arthritis medicine. 'Vioxx' has now achieved nearly $1.5 billion in sales so far this year - more than $600 million in this quarter alone. A key reason for its success is that 'Vioxx' is the only COX-2 inhibitor approved by the U.S. Food and Drug Administration (FDA) both for osteoarthritis and acute pain.

A pilot study in osteoarthritis comparing 'Vioxx' and celecoxib, a competitive product, presented at the European League Against Rheumatism in June, showed that 'Vioxx' reduced osteoarthritis pain at night and at rest to a greater degree than either celecoxib 200 mg or acetaminophen 4,000 mg.

In June, Merck submitted a Supplemental New Drug Application for 'Vioxx' to the FDA to request labeling changes based on the results of the 8,000-patient 'Vioxx' Gastrointestinal Outcomes Research (VIGOR) study. In this study, 'Vioxx' reduced the incidence of serious gastrointestinal side effects, such as ulcers and bleeding, by more than 50% compared to the nonsteroidal anti-inflammatory drug naproxen.

Clinical programs are underway to explore other potential benefits for 'Vioxx', including the treatment of chronic pain, rheumatoid arthritis and in the prevention and treatment of Alzheimer's disease. Merck has also begun studies to investigate whether 'Vioxx' can reduce the number of colon polyps in patients who suffer from them - a broad population at risk of developing colon cancer.

Global sales of 'Zocor', Merck's cholesterol-modifying medicine, continue to show strong growth. Worldwide sales reached nearly $1.4 billion for the third quarter, up 18% over the same period in 1999. This performance continues to reflect physician confidence in the product's ability to manage all key lipids to save the lives of people with heart disease and high cholesterol.

In the United States, the market for "statin" medicines continues to expand at about 20% a year. Opportunities for growth still remain because only about 40% of Americans with heart disease take a prescription cholesterol-lowering medicine.

'Cozaar' and 'Hyzaar' for high blood pressure are the world's most widely prescribed medicines in the angiotensin II antagonist class. Growth continues as physicians recognize the excellent efficacy and tolerability of these two products. That fact is reflected in $405 million in sales for this quarter, a 16% increase over 1999 third quarter sales. The Company has a number of trials underway to evaluate the medicines' effectiveness in improving survival and reducing disability associated with hypertension, diabetic kidney disease and recent heart attacks.




* 'Cozaar' and 'Hyzaar' are registered trademarks of E.I. du Pont de Nemours and Company, Wilmington, DE, USA.

'Fosamax', the leading product worldwide for treatment of postmenopausal osteoporosis, is available in more than 100 countries and continues to show outstanding growth. Sales totaled $360 million this quarter, 29% over the same quarter in 1999. In response to customer preferences, the Company has submitted applications to regulatory agencies worldwide seeking approval for an innovative once-weekly formulation. This novel dosage form, which received U.S. FDA approval in October, has already been launched in a number of smaller markets around the world and has gained rapid acceptance by patients and physicians. The Company also received FDA approval in September to market 'Fosamax' to increase bone mass in men with osteoporosis.

'Singulair', Merck's nonsteroidal oral asthma controller drug, had the most successful launch of any asthma medicine in history and continues to show strong growth in all markets in which it has been introduced. Sales for this quarter were $235 million, up 81% compared to the same quarter in 1999.

'Singulair' is now the most prescribed asthma controller therapy among U.S. pediatricians and allergists. 'Singulair' effectively helps control asthma and is a convenient, nonsteroidal, once-a-day tablet. Regulatory approvals for use of 'Singulair' in asthmatic children ages two to five have been received in the United States and several countries in Latin America and approvals are pending in countries worldwide. Therapeutic choices to treat asthma in this difficult-to-treat age group have been limited in the past, due in part to the difficulty of administering inhaled therapies to young children and parental concerns about steroidal medications.

Merck-Medco Managed Care, L.L.C. (Merck-Medco), the nation's largest provider of pharmacy services, continues to grow rapidly. More clients than ever are ordering prescriptions through merckmedco.com, the world's leading online pharmacy. The site processed a record 100,000 prescriptions per week in September. Merckmedco.com now fills more prescriptions than all of the other online pharmacies combined.

Merck-Medco has grown significantly this year, gaining new clients from two important sources: five million people through the June acquisition of the pharmacy benefits manager ProVantage, and nine million out of the ten million people served by the UnitedHealth Group. Merck-Medco expects to integrate the remaining one million UnitedHealth Group plan members in the near future.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS
133). The Statement established accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, which delayed the Company's required adoption of FAS 133 to January 1, 2001. The Company will adopt the Statement at that time. In June 2000, the FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FAS 133, which is effective concurrently with FAS 133. The Company continues to perform extensive analysis of the Statements; however, the ultimate effect on the Company's financial position or results of operations cannot yet be determined.

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

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

        Number      Description                          Method of Filing
        ------      -----------                          -----------------
         3(a)       Restated Certificate of              Filed with this document
                    Incorporation of Merck
                    & Co., Inc. (September 1, 2000)

         3(b)       By-Laws of Merck & Co., Inc.         Incorporated by reference to Form 10-Q
                    (as amended effective                Quarterly Report for the period ended
                    February 25, 1997)                   March 31, 1997

          12        Computation of Ratios of             Filed with this document
                    Earnings to Fixed Charges

          27        Financial Data Schedule              Filed with this document

(b)  Reports on Form 8-K

     During the three-month period ending September 30, 2000, no current reports on Form 8-K were filed.

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      MERCK & CO., INC.



Date:  November 9, 2000               /s/ Kenneth C. Frazier
                                      ----------------------
                                      KENNETH C. FRAZIER
                                      Senior Vice President and General Counsel


Date:  November 9, 2000               /s/ Richard C. Henriques
                                      ------------------------
                                      RICHARD C. HENRIQUES
                                      Vice President, Controller

                                EXHIBIT INDEX


     Exhibits
     --------
     Number                 Description
     ------                 -----------
     3(a)         Restated Certificate of Incorporation of Merck & Co., Inc. (September 1, 2000)

     3(b)         By-Laws of Merck & Co., Inc. (as amended effective February 25, 1997)
                  - Incorporated by reference to Form 10-Q Quarterly Report for the period ended
                    March 31, 1997

     12           Computation of Ratios of Earnings to Fixed Charges

     27           Financial Data Schedule