Form 10-K405
period 2000-12-31
MERCK & CO INC
filed 2001-03-23
CIK 64978

    As filed with the Securities and Exchange Commission on March 23, 2001

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                 ____________

                                   FORM 10-K

(MARK ONE)

  /X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the Fiscal Year Ended December 31, 2000

                                      or

  / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the transition period from _________ to __________

                          Commission File No. 1-3305

                                 ___________

                               MERCK & CO., INC.
                                One Merck Drive
                     Whitehouse Station, N. J. 08889-0100
                                (908) 423-1000

 Incorporated in New Jersey                           I.R.S. Employer
                                                Identification No. 22-1109110

          Securities Registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange
        Title of Each Class                       on which Registered
        -------------------                       -------------------
           Common Stock               New York and Philadelphia Stock Exchanges
         ($0.01 par value)

     Number of shares of Common Stock ($0.01 par value) outstanding as of February 28, 2001: 2,303,501,723.

     Aggregate market value of Common Stock ($0.01 par value) held by non-affiliates on December 31, 2000 based on closing price on February 28, 2001:
$184,990,000,000.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No ______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                     Documents Incorporated by Reference:

                  Document                                    Part of Form 10-K
                  --------                                    -----------------
Annual Report to stockholders for the fiscal year               Parts I and II
             ended December 31, 2000
    Proxy Statement for the Annual Meeting of                      Part III
      Stockholders to be held April 24, 2001

================================================================================

                                    PART I
Item 1. Business.

        Merck & Co., Inc. (the "Company") is a global research-driven pharmaceutical company that discovers, develops, manufactures and markets a broad range of human and animal health products, directly and through its joint ventures, and provides pharmaceutical benefit services through Merck-Medco Managed Care, L.L.C. ("Merck-Medco"). The Company's operations are principally managed on a products and services basis and are comprised of two reportable segments: Merck Pharmaceutical, which includes products marketed either directly or through joint ventures, and Merck-Medco. Merck Pharmaceutical products consist of therapeutic agents, sold by prescription, for the treatment of human disorders. Merck-Medco revenues are derived from the filling and management of prescriptions and health management programs.

        The following table shows the sales of various categories of the Company's products and services:

                    ($ in millions)                     2000        1999        1998
                    ---------------                     ----        ----        ----
        Atherosclerosis..........................  $ 5,805.2   $ 5,093.2   $ 4,694.1
        Hypertension/heart failure...............    4,629.1     4,563.8     4,213.5
        Anti-inflammatory/analgesics.............    2,251.7       578.5        98.0
        Osteoporosis.............................    1,275.3     1,043.1       775.2
        Vaccines/biologicals.....................      952.0       860.0       846.7
        Respiratory..............................      862.2       501.8       194.0
        Anti-ulcerants...........................      849.4       913.9     1,113.5
        Antibiotics..............................      783.3       772.3       743.3
        Ophthalmologicals........................      656.2       670.0       630.7
        Human immunodeficiency virus ("HIV").....      528.8       664.4       676.3
        Other Merck products.....................    1,629.7     1,820.6     1,311.2
        Merck-Medco..............................   20,140.3    15,232.4    11,601.7
                                                   ---------   ---------   ---------
             Total...............................  $40,363.2   $32,714.0   $26,898.2
                                                   =========   =========   =========

        Human health products include therapeutic agents within the Merck Pharmaceutical segment, sold by prescription for the treatment of human disorders, as well as preventive agents (vaccines/biologicals). Among these are atherosclerosis products, which include Zocor (simvastatin) and Mevacor (lovastatin); hypertension/heart failure products which include Vasotec (enalapril maleate), Cozaar (losartan potassium), Hyzaar (losartan potassium and hydrochlorothiazide), Prinivil (lisinopril) and Vaseretic (enalapril maleate and hydrochlorothiazide); anti-inflammatory/analgesics, of which Vioxx (rofecoxib), an agent that specifically inhibits COX-2, is the largest-selling; an osteoporosis product, Fosamax (alendronate sodium), for treatment and prevention of osteoporosis; vaccines/biologicals, of which M-M-R II (measles, mumps and rubella virus vaccine live), Varivax (varicella virus vaccine live), a live virus vaccine for the prevention of chickenpox, and Recombivax HB (hepatitis B vaccine [recombinant]) are the largest-selling; a respiratory product, Singulair (montelukast sodium), a leukotriene receptor antagonist; anti-ulcerants, of which Pepcid (famotidine) is the largest-selling; antibiotics, of which Primaxin (imipenem and cilastatin sodium) and Noroxin (norfloxacin) are the largest-selling; ophthalmologicals, of which Timoptic (timolol maleate), Timoptic-XE (timolol maleate ophthalmic gel forming solution), Trusopt (dorzolamide hydrochloride ophthalmic solution) and Cosopt (dorzolamide hydrochloride and timolol maleate ophthalmic solution) are the largest selling; and HIV products, which include Crixivan (indinavir sulfate), a protease inhibitor for the treatment of human immunodeficiency viral infection in adults.

        Other Merck products include sales of Proscar (finasteride), which provides long-term disease management of symptomatic benign prostate enlargement, Maxalt (rizatriptan benzoate), an anti-migraine treatment, Propecia (finasteride), which treats male pattern hair loss and Aggrastat (tirofiban hydrochloride), a platelet blocker, for treatment of acute coronary syndrome and other human pharmaceuticals within the Merck Pharmaceutical segment; continuing sales to divested businesses; pharmaceutical and animal health supply sales to the Company's joint ventures; and supply sales to AstraZeneca LP. Also included in this category are rebates and discounts on the Company's pharmaceutical products.

        Merck-Medco primarily includes Merck-Medco sales of non-Merck products and Merck-Medco pharmaceutical benefit services, principally sales of prescription drugs through managed prescription drug programs as well as services provided through programs to manage patient health and drug utilization.

        In November 1999, the Company acquired SIBIA Neurosciences, Inc., a publicly-held California based biotechnology firm, which engages in the discovery and development of novel small molecule therapeutics for the treatment of neurodegenerative, neuropsychiatric and neurological disorders.

        In June 2000, Merck-Medco acquired ProVantage Health Services, Inc., a publicly-held Wisconsin based health care benefits management and health information company that provides pharmacy benefit services to approximately five million people.

        In June 2000, Merck-Medco commenced providing pharmaceutical benefit management services for the UnitedHealth Group, one of the largest managed care organizations in the United States.

        In July 2000, the Company submitted a New Drug Application ("NDA") to the U.S. Food and Drug Administration ("FDA") for Cancidas (caspofungin acetate), the Company's investigational intravenous antifungal medicine. On January 10, 2001, the Antiviral Advisory Committee of the FDA recommended that the FDA clear Cancidas for marketing. On January 26, 2001, the FDA cleared Cancidas for marketing in the United States for the treatment of invasive aspergillosis in patients who do not respond to or are intolerant of other antifungal therapies. In September 2000, the FDA approved Fosamax 10 mg once-daily for marketing in the United States for treatment to increase bone mass in men with osteoporosis. In October 2000, the FDA approved the use of a once-weekly formulation of Fosamax for the prevention and treatment of postmenopausal osteoporosis in women and in February 2001, the once-weekly formulation of Fosamax was approved for treatment to increase bone mass in men with osteoporosis. In March 2000, the FDA approved the use of Singulair 4 mg tablets to help control asthma in children aged two to five.

        In November 2000, Merck-Medco launched Generics First, an innovative program providing physicians with additional tools and information to help patients gain experience with generic medicines.

        In November 2000, the Company formed a new subsidiary, Merck Capital Ventures, LLC, to invest up to $100 million in capital in private Internet and other emerging businesses which focus on areas related to the commercialization, distribution and delivery of pharmaceuticals and related health care services.

        Divestitures -- In July 1998, the Company sold its one-half interest in The DuPont Merck Pharmaceutical Company, its joint venture with E.I. du Pont de Nemours and Company ("DuPont"), to DuPont for $2.6 billion in cash.

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

        On July 1, 1998, the Company and Astra completed the restructuring of the ownership and operations of the joint venture whereby the Company acquired Astra's interest in AMI, renamed KBI Inc. ("KBI"), for consideration totaling $3.1 billion. KBI's operating assets, excluding certain product rights, were then combined with the assets of Astra's wholly owned subsidiary, Astra USA, Inc., to form a new U.S. limited partnership named Astra Pharmaceuticals, L.P. ("the Partnership") in which the Company maintains a limited partner interest. For a franchise fee payment of $230.0 million, the Partnership became the exclusive distributor of the products for which KBI retained rights. The Company earns certain Partnership returns as well as ongoing revenue based on sales of current and future KBI products. The Partnership returns reflect the Company's share of the Partnership's earnings in conformity with accounting principles generally accepted in the United States (GAAP earnings) and include a preferential return, a priority return and certain variable returns which are based, in part, upon sales of certain former

Astra USA, Inc. products. The preferential return represents the Company's share of the undistributed Partnership GAAP earnings. For a payment of $443.0 million, Astra purchased an option to buy the Company's interest in the KBI products in 2008, 2012 or 2016, excluding the Company's interest in the gastrointestinal medicines Prilosec and Nexium.

        In April 1999, Astra merged with Zeneca Group Plc, forming AstraZeneca AB (AstraZeneca). As a result of the merger, Astra was required to make two one-time payments to the Company totaling approximately $1.8 billion for the relinquishment of certain rights, including rights to future Astra products with no existing or pending U.S. patents at the time of the merger. This merger also triggers a partial redemption of the Company's limited partner interest in 2008. Furthermore, as a result of the merger, AstraZeneca's option to buy the Company's interest in the KBI products is now exercisable only in 2010 and the Company has obtained the right to require AstraZeneca to purchase such interest in 2008.

        In 1989, the Company formed a joint venture with Johnson & Johnson to develop, market and manufacture consumer health care products in the United States. In April 1995, the joint venture obtained FDA clearance in the United States for marketing Pepcid AC (famotidine), an over-the-counter form of the Company's ulcer medication Pepcid. This 50% owned joint venture was expanded into Europe in 1993, and Canada in 1996. The European extension currently markets and sells over-the-counter pharmaceutical products in France, Germany, Italy, Spain and the United Kingdom.

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

        In 1994, the Company, through the Merck Vaccine Division, and Pasteur Merieux Connaught (now Aventis Pasteur) formed a joint venture to market human vaccines in Europe and to collaborate in the development of combination vaccines for distribution in the European Union ("EU") and the European Free Trade Association. The Company and Aventis Pasteur contributed, among other things, their European vaccine businesses for equal shares in the joint venture, known as Pasteur Merieux MSD, S.N.C. (now Aventis Pasteur MSD, S.N.C.). The joint venture is subject to monitoring by the EU, to which the partners made certain undertakings in return for an exemption from European Competition Law, effective until December 2006. The joint venture is active through affiliates in Belgium, Denmark, Italy, Germany, Spain and the United Kingdom, and through distributors throughout the rest of Europe.

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

        In April 2000, Merck-Medco partnered with Reader's Digest to introduce a new service, YOUR\\x\\PLAN, an easy-to-use prescription savings plan for people who do not currently have prescription drug coverage.

        In May 2000, the Company and Schering-Plough Corporation ("Schering-Plough") entered into agreements to create separate partnerships to develop and market in the United States new prescription medicines in the cholesterol-management and respiratory therapeutic areas. These partnerships will pursue the development and marketing of Zocor as a once-daily fixed-combination tablet with ezetimibe, Schering-Plough's investigational cholesterol absorption inhibitor; ezetimibe as a once-daily monotherapy and in co-administration with statins; and a once-daily fixed-combination tablet of Singulair and Claritin, Schering-Plough's nonsedating antihistamine, for the treatment of allergic rhinitis and asthma.

        In February 2001, Merck-Medco, Advance PCS and Express Scripts, Inc. announced the signing of an agreement to form a new venture that will develop an electronic exchange enabling physicians to link with participating pharmacies, prescription benefit managers and health plans.

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

        Merck-Medco's pharmacy benefit management business is highly competitive. Merck-Medco competes with other pharmacy benefit managers, insurance companies and other providers of health care and/or administrators of health care programs. Merck-Medco competes primarily on the basis of its ability to design and administer innovative programs that help plan sponsors provide high-quality, affordable prescription drug care and health management services to health plan members. Merck-Medco dispenses prescription drugs from its national network of mail service pharmacies, manages prescriptions dispensed through a national network of participating retail pharmacies and implements health management programs to help its clients provide better care for patients with high-cost, high-risk conditions.

        Distribution -- The Company sells its human health products primarily to drug wholesalers and retailers, hospitals, clinics, government agencies and managed health care providers such as health maintenance organizations and other institutions. The Company's professional representatives communicate the effectiveness, safety and value of the Company's products to health care professionals in private practice, group practices and managed care organizations. Merck-Medco sells its pharmaceutical benefit management services to corporations, labor unions, insurance companies, Blue Cross/Blue Shield organizations, government agencies, federal and state employee plans, health maintenance and other similar organizations.

        Raw Materials -- Raw materials and supplies are normally available in quantities adequate to meet the needs of the Company's business.

        Government Regulation and Investigation -- The pharmaceutical industry is subject to global regulation by regional, country, state and local agencies. Of particular importance is the FDA in the United States, which administers requirements covering the testing, approval, safety, effectiveness, manufacturing, labeling and marketing of prescription pharmaceuticals. In many cases, the FDA requirements have increased the amount of time and money necessary to develop new products and bring them to market in the United States. In 1997, the Food and

Drug Administration Modernization Act was passed and was the culmination of a comprehensive legislative reform effort designed to streamline regulatory procedures within the FDA and to improve the regulation of drugs, medical devices and food. The legislation was principally designed to ensure the timely availability of safe and effective drugs and biologics by expediting the premarket review process for new products. A key provision of the legislation is the re-authorization of the Prescription Drug User Fee Act of 1992, which permits the continued collection of user fees from prescription drug manufacturers to augment FDA resources earmarked for the review of human drug applications. This helps provide the resources necessary to ensure the prompt approval of safe and effective new drugs.

        In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the health care system, either nationally or at the state level. Such legislative initiatives include prescription drug benefit proposals for Medicare beneficiaries introduced in Congress. Although a reform bill has not been enacted at the federal level, some states have passed reform legislation and further federal and state developments are expected. Although the Company is well positioned to respond to evolving market forces, it cannot predict the outcome or effect of legislation resulting from these reform efforts.

        For many years, the pharmaceutical industry and the pharmacy benefits management business have been under federal and state oversight with the new drug approval system, drug safety, advertising and promotion, drug purchasing and reimbursement programs and formularies variously under review. The Company believes that it will continue to be able to conduct its operations, including the introduction of new drugs to the market, in this regulatory environment. One type of federal initiative to contain federal health care spending is the prospective or "capitated" payment system, first implemented to reduce the rate of growth in Medicare reimbursement to hospitals. Such a system establishes in advance a flat rate for reimbursement for health care for those patients for whom the payer is fiscally responsible. This type of payment system and other cost containment systems are now widely used by public and private payers and have caused hospitals, health maintenance organizations and other customers of the Company to be more cost-conscious in their treatment decisions, including decisions regarding the medicines to be made available to their patients. The Company continues to work with private and federal employers to slow increases in health care costs. Further, the Company's efforts to demonstrate that its medicines can help save costs in other areas, and pricing flexibility across its product portfolio, have encouraged the use of the Company's medicines and have helped offset the effects of increasing cost pressures.

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

        The Omnibus Budget Reconciliation Act of 1993 established a new Federal Vaccines for Children entitlement program, under which the U.S. Centers for Disease Control and Prevention ("CDC") funds and purchases recommended pediatric vaccines at a public sector price for the immunization of Medicaid-eligible, uninsured, native American and certain underinsured children. The Company was awarded CDC contracts in 2000 for the supply of six pediatric vaccines for this program.

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

        In addition, countries within the EU, recognizing the economic importance of the research-based pharmaceutical industry and the value of innovative medicines to society, are working with industry and the European Commission on proposals for market deregulation.

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

        There are extensive federal and state regulations applicable to the practice of pharmacy and the administration of managed health care programs. Each state in which Merck-Medco operates a pharmacy has laws and regulations governing its operation and the licensing of and standards of professional practice by its pharmacists. These regulations are issued by an administrative body in each state (typically, a pharmacy board), which is empowered to impose sanctions for noncompliance. The policies and procedures of the Company comply with these regulations.

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

        Patent portfolios developed for products introduced by the Company normally provide market exclusivity. Patents are in effect for the following major products in the United States: Aggrastat, Cosopt, Chibroxin (norfloxacin), Cozaar, Crixivan, Fosamax, Hyzaar, Maxalt, Mevacor, PedvaxHIB (Haemophilus b
                                                               -----------
conjugate vaccine), Primaxin, Prinivil, Prinzide, Propecia, Proscar, Recombivax HB, Sinemet CR (carbidopa and levodopa), Singulair, Timoptic-XE, Trusopt, Vaseretic, Vioxx, Zocor and Prilosec (which was developed jointly by the Company and Astra and is supplied exclusively to AstraZeneca LP). The lisinopril products (which include Prinivil/Prinzide) and Sinemet CR are subject to agreements with third parties and are not marketed exclusively by the Company.

        Several products face expiration of product patents in the United States and other countries in the near term, including Mevacor (U.S. - 2001), Prinivil/Prinzide (U.S. - 2001) and Vaseretic (U.S. - 2001). In addition, Prilosec will face expiration of a product patent in 2001. U.S. product patents expired in 2000 for Vasotec and Pepcid. In the aggregate, domestic sales of these products represent 19% of the Company's aggregate human health sales for 2000. The Company expects a significant decline in the sales of these products in the years 2001 and 2002 upon the loss of market exclusivity. With the exception of Prilosec, for which the Company has U.S. rights only, a decline is also expected in the Company's European sales for these products in the years 2001 through 2005 upon the loss of market exclusivity in European countries throughout this period. European sales of these products represent 3% of the Company's human health sales for 2000.

        In August 2000, the Company filed a supplemental new drug application with the FDA for Pepcid, in accordance with the provisions of the FDA Modernization Act of 1997 (the "Modernization Act") (See also page 8). Pursuant to the Modernization Act, the FDA granted an additional six months of market exclusivity, commencing October 2000, in the United States to Pepcid for all its uses, based upon pediatric studies performed by the Company. The market exclusivity in the United States for Vasotec, which was granted in February 2000, pursuant to the Modernization Act, expired in August 2000.

        In the period 1995 through 2000, product patent protection in the United States expired for the following human and animal pharmaceutical products:
Ivomec (ivermectin), certain ivermectin-containing animal health products, Mefoxin (cefoxitin sodium), Pepcid, Timoptic, Timolide (timolol maleate and hydrochlorothiazide) and Vasotec.

        While the expiration of a product patent normally results in a loss of market exclusivity for the covered product, commercial benefits may continue to be derived from: (i) later-granted patents on processes and intermediates related to the most economical method of manufacture of the active ingredient of such product; (ii) patents relating to the use of such product; (iii) patents relating to novel compositions and formulations; and (iv) in the United States, market exclusivity that may be available under federal law. The effect of product patent expiration also depends upon many other factors such as the nature of the market and the position of the product in it, the growth of the market, the complexities and economics of the process for manufacture of the active ingredient of the product and the requirements of new drug provisions of the Federal Food, Drug and Cosmetic Act or similar laws and regulations in other countries.

        The Modernization Act, which was passed in 1997, includes a Pediatric Exclusivity Provision that may provide an additional six months of market exclusivity in the United States for indications of new or currently marketed drugs, if certain agreed upon pediatric studies are completed by the applicant. The Company is considering seeking exclusivity based on pediatric studies for certain of the Company's products.

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

        Royalties received during 2000 on patent and know-how licenses and other rights amounted to $152.8 million. The Company also paid royalties amounting to $360.9 million in 2000 under patent and know-how licenses it holds.

Research and Development

        The Company's business is characterized by the introduction of new products or new uses for existing products through a strong research and development program. Approximately 10,400 people are employed in the Company's research activities. Expenditures for the Company's research and development programs were $2.3 billion in 2000, $2.1 billion in 1999 and $1.8 billion in 1998 and will be approximately $2.8 billion in 2001. The Company maintains its ongoing commitment to research over a broad range of therapeutic areas and clinical development in support of new products. Total expenditures for the period 1991 through 2000 exceeded $15.0 billion with a compound annual growth rate of 11%.

        The Company maintains a number of long-term exploratory and fundamental research programs in biology and chemistry as well as research programs directed toward product development. Projects related to human and animal health are being carried on in various fields such as bacterial and viral infections, cardiovascular functions, cancer, diabetes, pain and inflammation, ulcer therapy, kidney function, obesity, mental health, the nervous system, ophthalmic research, prostate therapy, the respiratory system, fungal diseases, bone diseases, endoparasitic and ectoparasitic diseases, companion animal diseases and production improvement.

        In the development of human and animal health products, industry practice and government regulations in the United States and most foreign countries provide for the determination of effectiveness and safety of new chemical compounds through preclinical tests and controlled clinical evaluation. Before a new drug may be marketed in the United States, recorded data on preclinical and clinical experience are included in the New Drug Application, New Animal Drug Application or the biological Product License Application to the FDA for the required approval. The development of certain other products is also subject to government regulations covering safety and efficacy in the United States and many foreign countries. There can be no assurance that a compound that is the result of any particular program will obtain the regulatory approvals necessary for it to be marketed.

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

Employees

        At the end of 2000, the Company had 69,300 employees worldwide, with 42,000 employed in the United States, including Puerto Rico. Approximately 30% of worldwide employees of the Merck Pharmaceutical and Merck-Medco segments are represented by various collective bargaining groups.

Environmental Matters

        The Company believes that it is in compliance in all material respects with applicable environmental laws and regulations. In 2000, the Company incurred capital expenditures of approximately $162.5 million for environmental protection facilities. Capital expenditures for this purpose are forecasted to exceed $670.0 million for the years 2001 through 2005. In addition, the Company's operating and maintenance expenditures for environmental protection facilities were approximately $81.7 million in 2000. Expenditures for this purpose for the years 2001 through 2005 are forecasted to exceed $490.0 million. The Company is also remediating environmental contamination resulting from past industrial activity at certain of its sites. Expenditures for remediation and environmental liabilities were $30.7 million in 2000, and are estimated at $153.0 million for the years 2001 through 2005. These amounts do not consider potential recoveries from insurers or other parties. The Company has taken an active role in identifying and providing for these costs, and in management's opinion, the liabilities for all environmental matters which are probable and reasonably estimable have been accrued. Although it is not possible to predict with certainty the outcome of these environmental matters, or the ultimate costs of remediation, management does not believe that any reasonably possible expenditures that may be incurred in excess of those provided should result in a materially adverse effect on the Company's financial position, results of operations, liquidity or capital resources.

Cautionary Factors that May Affect Future Results
(Cautionary Statements Under the Private Securities Litigation Reform Act of
1995)

        This report and other written reports and oral statements made from time to time by the Company may contain so-called "forward-looking statements," all of which are subject to risks and uncertainties. One can identify these forward-looking statements by their use of words such as "expects," "plans," "will," "estimates," "forecasts," "projects" and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company's growth strategy, financial results, product approvals and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company's forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially. Although it is not possible to predict or identify all such factors, they may include the following:

 .    Generic competition as several products face expiration of product patents in the United States and other countries in the near term, including Mevacor (U.S. - 2001), Prinivil/Prinzide (U.S. - 2001) and Vaseretic (U.S.-
     2001). In addition, Prilosec, which is supplied exclusively to AstraZeneca LP, will face expiration of a product patent in 2001. U.S. product patents expired in 2000 for Vasotec and Pepcid.

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

 .    Pricing pressures, both in the United States and abroad, including rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and health care reform, pharmaceutical reimbursement and pricing in general.

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

 .    Increased focus on privacy issues in countries around the world, including the United States and the EU. In the United States, federal and state governments have pursued legislative and regulatory initiatives regarding patient privacy, including recently issued federal privacy regulations concerning health information, which could affect the Company's operations, particularly at Merck-Medco.

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

Geographic Area and Segment Information

        The Company's operations outside the United States are conducted primarily through subsidiaries. Sales of the Company's human health products by subsidiaries outside the United States were 36% of the Company's human health sales in 2000, and 40% and 43% in 1999 and 1998, respectively.

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

        Financial information about geographic areas and operating segments of the Company's business is incorporated by reference to page 45 of the Company's 2000 Annual Report to stockholders.


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

        Capital expenditures for 2000 were $2,727.8 million compared with $2,560.5 million for 1999. In the United States, these amounted to $2,139.6 million for 2000 and $1,954.7 million for 1999. Abroad, such expenditures amounted to $588.2 million for 2000 and $605.8 million for 1999.

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


Item 3. Legal Proceedings.

        The Company, including Merck-Medco, is party to a number of antitrust suits, certain of which have been certified as class actions, instituted by most of the nation's retail pharmacies and consumers in several states, alleging conspiracies in restraint of trade and challenging the pricing and/or purchasing practices of the Company and Merck-Medco, respectively. A significant number of other pharmaceutical companies and wholesalers have also been sued in the same or similar litigation. These actions, except for several actions pending in state courts, have been consolidated for pre-trial purposes in the United States District Court for the Northern District of Illinois. In 1996, the Company and several other defendants finalized an agreement to settle the federal class action alleging conspiracy, which represents the single largest group of retail pharmacy claims. Since that time, the Company has entered into other settlements on satisfactory terms. The Company has not engaged in any conspiracy and no admission of wrongdoing was made nor was included in the final agreements. While it is not feasible to predict the final outcome of these proceedings, in the opinion of the Company, such proceedings should not ultimately result in any liability which would have a materially adverse effect on the financial position, liquidity or results of operations of the Company.

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

        In March 1996, the Company, along with other pharmaceutical manufacturers, received a notice from the Federal Trade Commission ("FTC") that the FTC was conducting an investigation into pricing practices. The Company has cooperated fully with the FTC in this investigation, and believes that it is currently operating in all material respects in accordance with applicable standards. Accordingly, although the Company cannot predict the outcome of this investigation, it does not believe it will have a materially adverse effect on the financial position, liquidity or results of operations of the Company.

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


Item 4. Submission of Matters to a Vote of Security Holders.

         Not applicable.

                               _________________

Executive Officers of the Registrant (as of March 15, 2001)

RAYMOND V. GILMARTIN -- Age 60

     June, 1994 -- Chairman of the Board (since November, 1994), President and
      Chief Executive Officer


DAVID W. ANSTICE -- Age 52

     March, 2001 -- President, The Americas and U.S. Human Health -- responsible for one of the two prescription drug divisions comprising U.S. Human Health, as well as the Company's prescription drug business in Canada and Latin America, and the Company's joint venture relationship with Schering-Plough

     January, 1997 -- President, Human Health-The Americas -- responsible for the Company's human health business in the United States, Canada and Latin America

     September, 1994 -- President, Human Health-U.S./Canada -- responsible for the Company's prescription drug business in the United States and Canada, and worldwide human health marketing


PAUL R. BELL -- Age 55

     April, 1997 -- President, Human Health-Asia Pacific -- responsible for the
      Company's prescription drug business in the Far East, Australia, New Zealand and Japan

     March, 1994 -- Vice President, Merck Sharp & Dohme Australia and New
      Zealand


RICHARD T. CLARK -- Age 55

     January, 2000 -- President, Merck-Medco Managed Care, L.L.C. (Merck-Medco), a wholly-owned subsidiary of the Company

     June, 1997 -- Executive Vice President/Chief Operating Officer, Merck-Medco

     April, 1997 -- Senior Vice President, Quality Commercial Affairs, Merck
      Manufacturing Division (MMD)

     May, 1996 -- Senior Vice President, North American Operations, MMD

     October, 1994 -- Vice President, North American Operations, MMD


CELIA A. COLBERT -- Age 44

     January, 1997 -- Vice President, Secretary and Assistant General Counsel

     November, 1993 -- Secretary (since September, 1993) and Assistant General
      Counsel


CAROLINE DORSA -- Age 41

      September, 1999 -- Vice President and Treasurer -- responsible for the
        Company's treasury and tax functions and for providing financial support for the Asia Pacific Division

      February, 1999 -- Vice President and Treasurer -- responsible for the
       Company's treasury and tax functions

      January, 1997 -- Vice President and Treasurer

      January, 1994 -- Treasurer

KENNETH C. FRAZIER -- Age 46

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

     April, 1994 -- Vice President, Public Affairs


DOUGLAS A. GREENE -- Age 56

     May, 2000 -- Executive Vice President, Clinical Sciences and Product
      Development, Merck Research Laboratories

     Prior to May, 2000, Dr. Greene served as Chief, Division of Endocrinology &
      Metabolism at the University of Michigan School of Medicine since 1991 and as Director, Center for Clinical Investigation and Therapeutics since 1998


RICHARD C. HENRIQUES JR. -- Age 45

     November, 2000 -- Vice President, Controller -- responsible for the
      Corporate Controller's Group and providing financial support for U.S. Human Health, Canada and Latin America (The Americas) and the Merck Vaccine Division

     February, 1999 -- Vice President, Controller -- responsible for the
      Corporate Controller's Group and providing financial support for The Americas

     January, 1998 -- Vice President & Controller, The Americas

     January, 1997 -- Controller, The Americas

     January, 1994 -- Controller, North America Pharmaceutical Care


BERNARD J. KELLEY -- Age 59

     December, 1993 -- President, Merck Manufacturing Division


PETER S. KIM -- Age 42

     February, 2001 -- Executive Vice President, Research & Development, Merck
      Research Laboratories

     Prior to February, 2001, Dr. Kim served as Member of the Whitehead
      Institute (1985 - 2001), Professor of Biology at the Massachusetts Institute of Technology (1988 - 2001), and Investigator of the Howard Hughes Medical Institute (1990 - 2001)

JUDY C. LEWENT -- Age 52

     February, 2001 -- Executive Vice President and Chief Financial Officer -- responsible for financial and corporate development functions, internal auditing, corporate licensing, the Company's joint venture relationships, and Merck Capital Ventures, LLC, a wholly-owned subsidiary of the Company

     November, 2000 -- Senior Vice President and Chief Financial Officer -- responsible for financial and corporate development functions, internal auditing, corporate licensing, the Company's joint venture relationships, and Merck Capital Ventures, LLC

     January, 1997 -- Senior Vice President and Chief Financial Officer -- responsible for financial and corporate development functions, internal auditing and the Company's joint venture relationships

     September, 1994 -- Senior Vice President and Chief Financial Officer (since
      January, 1993) -- responsible for financial and public affairs functions, The Merck Company Foundation (a not-for-profit charitable organization affiliated with the Company) (since December, 1993), internal auditing and the Company's joint venture relationships


ADEL MAHMOUD -- Age 59

     May, 1999 -- President, Merck Vaccines

     November, 1998 -- Executive Vice President, Merck Vaccines

     Prior to November, 1998, Dr. Mahmoud was the John H. Hord Professor and
      Chairman, Department of Medicine and Physician-in-Chief, Case Western Reserve University and University Hospitals of Cleveland (1987-1998)

EDWARD M. SCOLNICK -- Age 60

     December, 1999 -- Executive Vice President, Science and Technology and
      President, Merck Research Laboratories (MRL) -- responsible for worldwide research function, computer resources and corporate licensing

     September, 1994 -- Executive Vice President (since January, 1993), Science and Technology and President, MRL (since May, 1985) -- responsible for worldwide research function and activities of Merck Manufacturing Division (since December, 1993), computer resources (since January, 1993) and corporate licensing

BRADLEY T. SHEARES -- Age 44

     March, 2001 -- President, U.S. Human Health -- responsible for one of the two prescription drug divisions comprising U.S. Human Health (USHH)

     July, 1998 -- Vice President, Hospital Marketing and Sales, USHH

     May, 1996 -- Vice President, Anti-Infectives Therapeutic Business Group,
      USHH

     January, 1995 -- Executive Director, Anti-Infectives Business Group, USHH

JOAN E. WAINWRIGHT -- Age 40

     January, 2001 -- Vice President, Public Affairs

     June, 2000 -- Vice President, Corporate Communications, Public Affairs

     Prior to June, 2000, Ms. Wainwright was Deputy Commissioner for
      Communications at the U.S. Social Security Administration (1994 - 2000)

PER WOLD-OLSEN -- Age 53

     January, 1997 -- President, Human Health-Europe, Middle East & Africa -- responsible for the Company's prescription drug business in Europe, the Middle East and Africa and worldwide human health marketing

     September, 1994 -- President, Human Health-Europe -- responsible for the
      Company's European prescription drug business

WENDY L. YARNO -- Age 46

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

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters.

           The information required for this item is incorporated by reference to pages 31 and 48 of the Company's 2000 Annual Report to stockholders.

Item 6.    Selected Financial Data.

           The information required for this item is incorporated by reference to the data for the last five fiscal years of the Company included under Results for Year and Year-End Position in the Selected Financial Data table on page 48 of the Company's 2000 Annual Report to stockholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

           The information required for this item is incorporated by reference to pages 21 through 31 of the Company's 2000 Annual Report to stockholders.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

           The information required for this item is incorporated by reference to pages 29 (under the caption "Analysis of Liquidity and Capital Resources") through 30 of the Company's 2000 Annual Report to stockholders.

Item 8.    Financial Statements and Supplementary Data.

           (a) Financial Statements

           The consolidated balance sheet of Merck & Co., Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, retained earnings, comprehensive income and cash flows for each of the three years in the period ended December 31, 2000 and the report dated January 23, 2001 of Arthur Andersen LLP, independent public accountants, are incorporated by reference to pages 32 through 45 and page 46 of the Company's 2000 Annual Report to stockholders.

           (b) Supplementary Data

           Selected quarterly financial data for 2000 and 1999 are incorporated by reference to the data contained in the Condensed Interim Financial Data table on page 31 of the Company's 2000 Annual Report to stockholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

           Not applicable.


                                   PART III

Item 10.   Directors and Executive Officers of the Registrant.

           The required information on directors and nominees is incorporated by reference to pages 6 (beginning with the caption "Election of Directors") to 9 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2001. Information on executive officers is set forth in Part I of this document on pages 13 to 16. The required information on compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to page 31 (under the caption "Section 16(a) Beneficial Ownership Reporting Compliance") of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2001.

Item 11.   Executive Compensation.

           The information required for this item is incorporated by reference to page 11 (under the caption "Compensation of Directors"), and 13 (beginning with the caption "Compensation and Benefits Committee Report on Executive Compensation") through 21 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2001.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

           The information required for this item is incorporated by reference to pages 12 (under the caption "Security Ownership of Directors and Executive Officers") to 13 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2001.

Item 13.   Certain Relationships and Related Transactions.

           The information required for this item is incorporated by reference to page 11 (under the caption "Relationships with Outside Firms") and page 21 (under the caption "Indebtedness of Management") of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2001.


                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)   Documents filed as part of this Form 10-K

           1.  Financial Statements

                 The following consolidated financial statements and report of independent public accountants are incorporated herein by reference to the Company's 2000 Annual Report to stockholders, as noted on page 17 of this document:

               Consolidated statement of income for the years ended December 31, 2000, 1999 and 1998

               Consolidated statement of retained earnings for the years ended December 31, 2000, 1999 and 1998

               Consolidated statement of comprehensive income for the years ended December 31, 2000, 1999 and 1998

               Consolidated balance sheet as of December 31, 2000 and 1999

               Consolidated statement of cash flows for the years ended December 31, 2000, 1999 and 1998

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

           3.  Exhibits

           Exhibit
           Number          Description                                          Method of Filing
           ------          -----------                                          ----------------
           2.1    --       Master Restructuring Agreement dated as of           ***
                           June 19, 1998 between Astra AB, Merck & Co.,
                           Inc., Astra Merck Inc., Astra USA, Inc.,
                           KB USA, L.P., Astra Merck Enterprises, Inc.,
                           KBI Sub Inc., Merck Holdings, Inc. and Astra
                           Pharmaceuticals, L.P. (Portions of this Exhibit
                           are subject to a request for confidential
                           treatment filed with the Commission)

           Exhibit
           Number          Description                                          Method of Filing
           ------          -----------                                          ----------------
           3(a)   --       Restated Certificate of Incorporation of             Incorporated by reference to
                              Merck & Co., Inc. (September 1, 2000)               Form 10-Q Quarterly Report
                                                                                  for the period ended
                                                                                  September 30, 2000

           3(b)   --       By-Laws of Merck & Co., Inc. (as amended             Incorporated by reference to
                              effective February 25, 1997)                        Form 10-Q Quarterly Report
                                                                                  for the period ended
                                                                                  March 31, 1997
           10(a)  --       Executive Incentive Plan (as amended                 **
                              effective February 27, 1996)
           10(b)  --       Base Salary Deferral Plan (as adopted on             Incorporated by reference to
                              October 22, 1996, effective January 1,              Form 10-K Annual Report
                              1997)                                               for the fiscal year ended
                                                                                  December 31, 1996
           10(c)  --       1991 Incentive Stock Plan (as amended                *
                              effective February 23, 1994)
           10(d)  --       1996 Incentive Stock Plan (as amended                Incorporated by reference to
                              November 24, 1998)                                  Form 10-Q Quarterly Report
                                                                                  for the period ended
                                                                                  June 30, 1999
           10(e)  --       2001 Incentive Stock Plan                            Incorporated by reference to
                            (effective January 1, 2001)                          Form 10-Q Quarterly Report
                                                                                 for the period ended June 30, 2000
           10(f)  --       Non-Employee Directors Stock Option Plan             Incorporated by reference to
                              (as amended and restated February 24, 1998)         Form 10-K Annual Report
                                                                                  for the fiscal year ended
                                                                                  December 31, 1997
           10(g)  --       1996 Non-Employee Directors Stock Option Plan        Incorporated by reference to
                              (as amended April 27, 1999)                         Form 10-Q Quarterly Report
                                                                                  for the period ended
                                                                                  June 30, 1999
           10(h)  --       Supplemental Retirement Plan (as amended             *
                              effective January 1, 1995)
           10(i)  --       Retirement Plan for the Directors of                 Incorporated by reference to
                              Merck & Co., Inc. (amended and                      Form 10-Q Quarterly Report
                              restated June 21, 1996)                             for the period ended
                                                                                  June 30, 1996
           10(j)  --       Plan for Deferred Payment of Directors'              Filed with this document
                              Compensation (amended and restated as of
                              November 1, 2000)
           10(k)  --       Form of Stock Option Agreement                       ****
                              dated October 14, 1992 between Merck-Medco
                              and Per G.H. Lofberg (together with a list
                              showing the number of options held)
           10(l)  --       Employment Agreement between Per G.H.                Incorporated by reference to
                              Lofberg and Merck-Medco dated April 1, 1993         Form 10-K Annual Report of
                                                                                  Medco Containment Services,
                                                                                  Inc. for the fiscal year ended
                                                                                  June 30, 1993

           Exhibit
           Number          Description                                             Method of Filing
           ------          -----------                                             ----------------
           10(m)  --       Amendment dated July 27, 1993 to                        **
                              Employment Agreement between Per G.H.
                              Lofberg and Merck-Medco dated April 1, 1993
           10(n)  --       Letter Agreement dated May 24, 1996 with                Incorporated by reference to
                              respect to the Employment Agreement                    Form 10-Q Quarterly Report
                              between Per G.H. Lofberg and Merck-Medco               for the period ended
                              dated April 1, 1993 and amended July 27, 1993          June 30, 1996
           10(o)  --       Limited Liability Company Agreement of                  Filed with this document
                              Merck Capital Ventures, LLC (Dated as of
                              November 27, 2000)
           10(p)  --       Employment Agreement between                            Filed with this document
                              Merck-Medco Managed Care, L.L.C.
                              and Per G.H. Lofberg dated November 27, 2000
           10(q)  --       Amended and Restated License and Option                 ***
                              Agreement dated as of July 1, 1998 between
                              Astra AB and Astra Merck Inc.
           10(r)  --       KBI Shares Option Agreement dated as of                 ***
                              July 1, 1998 by and among Astra AB,
                              Merck & Co., Inc. and Merck Holdings, Inc.
           10(s)  --       KBI-E Asset Option Agreement dated as of                ***
                              July 1, 1998 by and among Astra AB,
                              Merck & Co., Inc., Astra Merck Inc. and
                              Astra Merck Enterprises Inc.
           10(t)  --       KBI Supply Agreement dated as of                        ***
                              July 1, 1998 between Astra Merck Inc. and
                              Astra Pharmaceuticals, L.P. (Portions of this
                              Exhibit are subject to a request for confidential
                              treatment filed with the Commission)
           10(u)  --       Second Amended and Restated Manufacturing               ***
                              Agreement dated as of July 1, 1998 among
                              Merck & Co., Inc., Astra AB, Astra Merck Inc.
                              and Astra USA, Inc.
           10(v)  --       Limited Partnership Agreement dated as of               ***
                              July 1, 1998 between KB USA, L.P. and
                              KBI Sub Inc.
           10(w)  --       Distribution Agreement dated as of July 1, 1998         ***
                              between Astra Merck Enterprises Inc. and
                              Astra Pharmaceuticals, L.P.
           10(x)  --       Agreement to Incorporate Defined Terms dated            ***
                              as of June 19, 1998 between Astra AB, Merck
                              & Co., Inc., Astra Merck Inc., Astra USA, Inc.,
                              KB USA, L.P., Astra Merck Enterprises Inc.,
                              KBI Sub Inc., Merck Holdings, Inc. and Astra
                              Pharmaceuticals, L.P.
           12     --       Computation of Ratios of Earnings to Fixed              Filed with this document
                              Charges
           13     --       2000 Annual Report to stockholders (only                Filed with this document
                              those portions incorporated by reference in
                              this document are deemed "filed")
           21     --       List of subsidiaries                                    Filed with this document

           Exhibit
           Number          Description                                          Method of Filing
           ------          -----------                                          ----------------
           23     --       Consent of Independent Public Accountants            Contained on page 23 of
                                                                                  this Report
           24     --       Power of Attorney and Certified Resolution           Filed with this document
                              of Board of Directors

_______________

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

     (b) Reports on Form 8-K

           During the three-month period ended December 31, 2000, the Company filed:

              1. one Current Report on Form 8-K under Item 5 -- Other Events:

                (a) Report dated October 20, 2000 and filed October 20, 2000, regarding earnings for third quarter and certain supplemental information; and

              2. three Current Reports on Form 8-K under Item 9 -- Regulation FD
                 Disclosure:

                (a) Report dated November 15, 2000 and filed November 15, 2000, regarding earnings guidance for fourth quarter and Remarks given by Raymond V. Gilmartin, Chairman, President and Chief Executive Officer of the Registrant, at The Credit Suisse First Boston Annual Healthcare Conference.

                (b) Report dated December 12, 2000 and filed December 12, 2000, regarding the Company's business briefing to analysts.

                (c) Report dated December 12, 2000 and filed December 12, 2000, regarding the Company's Annual Business Briefing Opening and Closing Remarks given by Raymond V. Gilmartin, Chairman, President and Chief Executive Officer of the Registrant and Annual Business Briefing Presentations given by certain senior executive officers of the Registrant.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MERCK & CO., INC.
Dated: March 23, 2001
                                       By RAYMOND V. GILMARTIN
                                          (Chairman of the Board,
                                          President and Chief Executive Officer)


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

           Signatures                        Title                                   Date
           ----------                        -----                                   ----
      RAYMOND V. GILMARTIN          Chairman of the Board,                      March 23, 2001
                                     President and Chief Executive
                                     Officer; Principal Executive
                                     Officer; Director

      JUDY C. LEWENT                Senior Vice President and Chief             March 23, 2001
                                     Financial Officer; Principal
                                     Financial Officer

      RICHARD C. HENRIQUES JR.      Vice President, Controller;                 March 23, 2001
                                     Principal Accounting Officer

      H. BREWSTER ATWATER JR.       Director                                    March 23, 2001

      LAWRENCE A. BOSSIDY           Director                                    March 23, 2001

      WILLIAM G. BOWEN              Director                                    March 23, 2001

      JOHNNETTA B. COLE             Director                                    March 23, 2001

      LLOYD C. ELAM                 Director                                    March 23, 2001

      WILLIAM N. KELLEY             Director                                    March 23, 2001

      HEIDI G. MILLER               Director                                    March 23, 2001

      EDWARD M. SCOLNICK            Director                                    March 23, 2001

      ANNE M. TATLOCK               Director                                    March 23, 2001

      SAMUEL O. THIER               Director                                    March 23, 2001

      DENNIS WEATHERSTONE           Director                                    March 23, 2001

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


                                              By CELIA A. COLBERT
                                                  Celia A. Colbert
                                                 (Attorney-in-Fact)

                                                                      Exhibit 23


                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


          As independent public accountants, we hereby consent to the incorporation by reference in this Form 10-K of our report dated January 23, 2001 included in the Company's Annual Report to stockholders for the fiscal year ended December 31, 2000, into the Company's previously filed Registration Statements on Form S-8 (Nos. 33-21087, 33-21088, 33-36101, 33-40177, 33-51235,
33-53463, 33-64273, 33-64665, 333-23293, 333-23295, 333-91769, 333-30526, 333-
31762, 333-40282, 333-52264, 333-53246 and 333-56696), on Form S-4 (No. 33-
50667) and on Form S-3 (Nos. 33-39349, 33-60322, 33-51785, 33-57421, 333-17045,
333-36383 and 333-77569). It should be noted that we have not audited any financial statements of the Company subsequent to December 31, 2000 or performed any audit procedures subsequent to the date of our report.




                                                  ARTHUR ANDERSEN LLP

New York, New York
March 23, 2001

                                 EXHIBIT INDEX
                                 -------------


          Exhibit
          Number          Description                                          Method of Filing
          ------          -----------                                          ----------------
          2.1    --       Master Restructuring Agreement dated as of           ***
                             June 19, 1998 between Astra AB, Merck & Co.,
                             Inc., Astra Merck Inc., Astra USA, Inc.,
                             KB USA, L.P., Astra Merck Enterprises, Inc.,
                             KBI Sub Inc., Merck Holdings, Inc. and Astra
                             Pharmaceuticals, L.P. (Portions of this Exhibit
                             are subject to a request for confidential
                             treatment filed with the Commission)
          3(a)   --       Restated Certificate of Incorporation of             Incorporated by reference to
                             Merck & Co., Inc. (September 1, 2000)               Form 10-Q Quarterly Report
                                                                                 for the period ended
                                                                                 September 30, 2000
          3(b)   --       By-Laws of Merck & Co., Inc. (as amended             Incorporated by reference to
                             effective February 25, 1997)                        Form 10-Q Quarterly Report
                                                                                 for the period ended
                                                                                 March 31, 1997
          10(a)  --       Executive Incentive Plan (as amended                 **
                             effective February 27, 1996)
          10(b)  --       Base Salary Deferral Plan (as adopted on             Incorporated by reference to
                             October 22, 1996, effective January 1,              Form 10-K Annual Report
                             1997)                                               for the fiscal year ended
                                                                                 December 31, 1996
          10(c)  --       1991 Incentive Stock Plan (as amended                *
                             effective February 23, 1994)
          10(d)  --       1996 Incentive Stock Plan (as amended                Incorporated by reference to
                             November 24, 1998)                                  Form 10-Q Quarterly Report
                                                                                 for the period ended
                                                                                 June 30, 1999
          10(e)  --       2001 Incentive Stock Plan                            Incorporated by reference to
                             (effective January 1, 2001)                         Form 10-Q Quarterly Report
                                                                                 for the period ended June 30, 2000
          10(f)  --       Non-Employee Directors Stock Option Plan             Incorporated by reference to
                             (as amended and restated February 24, 1998)         Form 10-K Annual Report
                                                                                 for the fiscal year ended
                                                                                 December 31, 1997
          10(g)  --       1996 Non-Employee Directors Stock Option Plan        Incorporated by reference to
                             (as amended April 27, 1999)                         Form 10-Q Quarterly Report
                                                                                 for the period ended
                                                                                 June 30, 1999
          10(h)  --       Supplemental Retirement Plan (as amended             *
                             effective January 1, 1995)
          10(i)  --       Retirement Plan for the Directors of                 Incorporated by reference to
                             Merck & Co., Inc. (amended and                      Form 10-Q Quarterly Report
                             restated June 21, 1996)                             for the period ended
                                                                                 June 30, 1996
          10(j)  --       Plan for Deferred Payment of Directors'              Filed with this document
                             Compensation (amended and restated as of
                             November 1, 2000)

          Exhibit
          Number          Description                                             Method of Filing
          ------          -----------                                             ----------------
          10(k)  --       Form of Stock Option Agreement                          ****
                             dated October 14, 1992 between Merck-Medco
                             and Per G.H. Lofberg (together with a list
                             showing the number of options held)
          10(l)  --       Employment Agreement between Per G.H.                   Incorporated by reference to
                             Lofberg and Merck-Medco dated April 1, 1993            Form 10-K Annual Report of
                                                                                    Medco Containment Services,
                                                                                    Inc. for the fiscal year ended
                                                                                    June 30, 1993
          10(m)  --       Amendment dated July 27, 1993 to                        **
                             Employment Agreement between Per G.H.
                             Lofberg and Merck-Medco dated April 1, 1993
          10(n)  --       Letter Agreement dated May 24, 1996 with                Incorporated by reference to
                             respect to the Employment Agreement                    Form 10-Q Quarterly Report
                             between Per G.H. Lofberg and Merck-Medco               for the period ended
                             dated April 1, 1993 and amended July 27, 1993          June 30, 1996
          10(o)  --       Limited Liability Company Agreement of                  Filed with this document
                             Merck Capital Ventures, LLC (Dated as of
                             November 27, 2000)
          10(p)  --       Employment Agreement between                            Filed with this document
                             Merck-Medco Managed Care, L.L.C.
                             and Per G.H. Lofberg dated November 27, 2000
          10(q)  --       Amended and Restated License and Option                 ***
                             Agreement dated as of July 1, 1998 between
                             Astra AB and Astra Merck Inc.
          10(r)  --       KBI Shares Option Agreement dated as of                 ***
                             July 1, 1998 by and among Astra AB,
                             Merck & Co., Inc. and Merck Holdings, Inc.
          10(s)  --       KBI-E Asset Option Agreement dated as of                ***
                             July 1, 1998 by and among Astra AB,
                             Merck & Co., Inc., Astra Merck Inc. and
                             Astra Merck Enterprises Inc.
          10(t)  --       KBI Supply Agreement dated as of                        ***
                             July 1, 1998 between Astra Merck Inc. and
                             Astra Pharmaceuticals, L.P. (Portions of this
                             Exhibit are subject to a request for confidential
                             treatment filed with the Commission)
          10(u)  --       Second Amended and Restated Manufacturing               ***
                             Agreement dated as of July 1, 1998 among
                             Merck & Co., Inc., Astra AB, Astra Merck Inc.
                             and Astra USA, Inc.
          10(v)  --       Limited Partnership Agreement dated as of               ***
                             July 1, 1998 between KB USA, L.P. and
                             KBI Sub Inc.
          10(w)  --       Distribution Agreement dated as of July 1, 1998         ***
                             between Astra Merck Enterprises Inc. and
                             Astra Pharmaceuticals, L.P.
          10(x)  --       Agreement to Incorporate Defined Terms dated            ***
                             as of June 19, 1998 between Astra AB, Merck
                             & Co., Inc., Astra Merck Inc., Astra USA, Inc.,
                             KB USA, L.P., Astra Merck Enterprises Inc.,
                             KBI Sub Inc., Merck Holdings, Inc. and Astra
                             Pharmaceuticals, L.P.

          Exhibit
          Number          Description                                          Method of Filing
          ------          -----------                                          ----------------
          12     --       Computation of Ratios of Earnings to Fixed           Filed with this document
                             Charges
          13     --       2000 Annual Report to stockholders (only             Filed with this document
                             those portions incorporated by reference in
                             this document are deemed "filed")
          21     --       List of subsidiaries                                 Filed with this document

          23     --       Consent of Independent Public Accountants            Contained on page 23 of
                                                                                 this Report
          24     --       Power of Attorney and Certified Resolution           Filed with this document
                             of Board of Directors

_____________
     * Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1994

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