Form 10-Q
period 2001-03-31
MERCK & CO INC
filed 2001-05-10
CIK 64978

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q




(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001


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
                                                  No. 22-1109110


The number of shares of common stock outstanding as of the close of business on April 30, 2001:

            Class                           Number of Shares Outstanding
            -----                           ----------------------------
            Common Stock                            2,293,004,923

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

Part I - Financial Information



                       MERCK & CO., INC. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED STATEMENT OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
               (Unaudited, $ in millions except per share amounts)

                                                           Three Months
                                                          Ended March 31
                                                  ----------------------------
                                                     2001              2000
                                                  ----------        ----------
Sales                                             $ 11,345.1        $  8,851.4
                                                  ----------        ----------

Costs, Expenses and Other

  Materials and production                           7,046.5           4,833.4

  Marketing and administrative                       1,506.2           1,417.2

  Research and development                             547.4             523.6

  Equity income from affiliates                       (178.6)           (188.3)

  Other (income) expense, net                           56.1              71.5
                                                  ----------        ----------

                                                     8,977.6           6,657.4
                                                  ----------        ----------

Income Before Taxes                                  2,367.5           2,194.0

Taxes on Income                                        710.2             694.4
                                                  ----------        ----------

Net Income                                        $  1,657.3        $  1,499.6
                                                  ==========        ==========



Basic Earnings per Common Share                         $.72              $.65

Earnings per Common Share Assuming Dilution             $.71              $.63

Dividends Declared per Common Share                     $.34              $.29


               The accompanying notes are an integral part of this
                        consolidated financial statement.

                       MERCK & CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                           (Unaudited, $ in millions)

                                                                March 31       December 31
                                                                  2001            2000
                                                               ---------       ---------
ASSETS
  Current Assets
    Cash and cash equivalents                                  $ 2,158.5       $ 2,536.8
    Short-term investments                                       1,841.6         1,717.8
    Accounts receivable                                          5,009.8         5,017.9
    Inventories                                                  2,845.6         3,021.5
    Prepaid expenses and taxes                                     996.2         1,059.4
                                                               ---------       ---------

      Total current assets                                      12,851.7        13,353.4
                                                               ---------       ---------

  Investments                                                    5,317.4         4,947.8

  Property, Plant and Equipment, at cost,
    net of allowance for depreciation of
    $5,395.4 in 2001 and $5,225.1 in 2000                       11,836.0        11,482.1

  Goodwill and Other Intangibles,
    net of accumulated amortization of
    $1,942.2 in 2001 and $1,850.7 in 2000                        7,283.7         7,374.2

  Other Assets                                                   2,937.5         2,752.9
                                                               ---------       ---------
                                                               $40,226.3       $39,910.4
                                                               =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
     Accounts payable and accrued liabilities                  $ 4,162.6       $ 4,361.3
     Loans payable and current portion of long-term debt         3,778.2         3,319.3
     Income taxes payable                                        1,672.9         1,244.3
     Dividends payable                                             783.1           784.7
                                                               ---------       ---------

      Total current liabilities                                 10,396.8         9,709.6
                                                               ---------       ---------

  Long-Term Debt                                                 3,623.1         3,600.7
                                                               ---------       ---------

  Deferred Income Taxes and Noncurrent Liabilities               6,427.7         6,746.7
                                                               ---------       ---------

  Minority Interests                                             4,922.0         5,021.0
                                                               ---------       ---------

  Stockholders' Equity
    Common stock
     Authorized - 5,400,000,000 shares
     Issued     - 2,968,379,125 shares - March 31, 2001
                - 2,968,355,365 shares - December 31, 2000          29.7            29.7
    Other paid-in capital                                        6,266.8         6,265.8
    Retained earnings                                           28,238.1        27,363.9
    Accumulated other comprehensive income                         107.0            30.8
                                                               ---------       ---------
                                                                34,641.6        33,690.2

    Less treasury stock, at cost
     670,901,233 shares - March 31, 2001
     660,756,186 shares - December 31, 2000                     19,784.9        18,857.8
                                                               ---------       ---------

      Total stockholders' equity                                14,856.7        14,832.4
                                                               ---------       ---------
                                                               $40,226.3       $39,910.4
                                                               =========       =========

               The accompanying notes are an integral part of this
                       consolidated financial statement.

                       MERCK & CO., INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                   ------------------------------------------
                           (Unaudited, $ in millions)

                                                                                 Three Months
                                                                                Ended March 31
                                                                           ------------------------
                                                                             2001            2000
                                                                           --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before taxes                                                        $2,367.5        $2,194.0
  Adjustments to reconcile income before taxes to cash provided from operations before taxes:
     Depreciation and amortization                                            360.2           319.9
     Other                                                                   (198.6)          (87.7)
     Net changes in assets and liabilities                                    145.9           (28.2)
                                                                           --------        --------
CASH PROVIDED BY OPERATING ACTIVITIES BEFORE TAXES                          2,675.0         2,398.0
INCOME TAXES PAID                                                            (502.3)         (314.1)
                                                                           --------        --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   2,172.7         2,083.9
                                                                           --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                         (632.8)         (504.3)
Purchase of securities, subsidiaries and other investments                 (8,227.2)       (8,407.9)
Proceeds from sale of securities, subsidiaries and other investments        7,732.5         8,448.4
Other                                                                         (30.1)           71.9
                                                                           --------        --------
NET CASH USED BY INVESTING ACTIVITIES                                      (1,157.6)         (391.9)
                                                                           --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings                                           (22.7)         (471.0)
Proceeds from issuance of debt                                                526.0           300.0
Payments on debt                                                               (4.0)          (67.1)
Proceeds from issuance of preferred units of subsidiary                          --         1,500.0
Purchase of treasury stock                                                 (1,018.7)       (2,142.9)
Dividends paid to stockholders                                               (784.7)         (677.0)
Other                                                                         (28.0)           94.9
                                                                           --------        --------
NET CASH USED BY FINANCING ACTIVITIES                                      (1,332.1)       (1,463.1)
                                                                           --------        --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                  (61.3)          (28.1)
                                                                           --------        --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (378.3)          200.8
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              2,536.8         2,021.9
                                                                           --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $2,158.5        $2,222.7
                                                                           ========        ========

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

     Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full year 2001; in the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

     Certain reclassifications have been made to prior year amounts to conform with current year presentation.

2.   Inventories consisted of:

                                                   ($ in millions)
                                               ------------------------
                                               March 31     December 31
                                                 2001          2000
                                               --------     -----------
         Finished goods                        $1,714.6       $1,762.8
         Raw materials and work in process      1,051.6        1,174.9
         Supplies                                  79.4           83.8
                                               --------       --------
           Total (approximates current cost)    2,845.6        3,021.5
         Reduction to LIFO cost                      --             --
                                               --------       --------
                                               $2,845.6       $3,021.5
                                               ========       ========

3. In February 2001, the Company issued $500.0 million of notes with annual interest rate resets and a final maturity of ten years. On an annual basis, the notes will either be repurchased from the holders at the option of the remarketing agent and remarketed, or redeemed by the Company. The notes are reported in Loans payable and current portion of long-term debt.

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

5.   Sales consisted of:

                                                         ($ in millions)
                                                  ---------------------------
                                                          Three Months
                                                         Ended March 31
                                                  ---------------------------
                                                      2001            2000
                                                  ----------      ----------
          Atherosclerosis                          $ 1,662.7       $ 1,284.3
          Hypertension/heart failure                 1,017.5         1,138.3
          Anti-inflammatory/analgesics                 506.6           391.6
          Osteoporosis                                 349.2           276.7
          Respiratory                                  297.7           167.0
          Vaccines/biologicals                         238.7           208.6
          Antibiotics                                  188.1           189.9
          Anti-ulcerants                               186.9           206.8
          Ophthalmologicals                            162.9           156.2
          Human immunodeficiency virus (HIV)           123.7           138.3
          Other Merck products                         228.7           458.4
          Merck-Medco                                6,382.4         4,235.3
                                                   ---------       ---------
                                                   $11,345.1       $ 8,851.4
                                                   =========       =========

     Other Merck products include sales of other human pharmaceuticals, continuing sales to divested businesses and pharmaceutical and animal health supply sales to the Company's joint ventures and AstraZeneca LP. Also included are rebates and discounts on Merck pharmaceutical products.

6.   Other (income) expense, net, consisted of:

                                                                   ($ in millions)
                                                               ----------------------
                                                                    Three Months
                                                                   Ended March 31
                                                               ----------------------
                                                                 2001           2000
                                                               -------        -------
          Interest income                                      $(136.1)       $ (94.7)
          Interest expense                                       110.7          117.3
          Exchange gains, net                                    (12.6)          (7.8)
          Minority interests                                      85.2           60.2
          Amortization of goodwill and other intangibles          80.6           78.8
          Other, net                                             (71.7)         (82.3)
                                                               -------        -------
                                                               $  56.1        $  71.5
                                                               =======        =======

     Minority interests include third parties' share of exchange gains and losses arising from translation of the financial statements into U.S. dollars.

     Interest paid for the three-month periods ended March 31, 2001 and 2000 was $128.9 million and $120.3 million, respectively.

7. Income taxes paid for the three-month periods ended March 31, 2001 and 2000 were $502.3 million and $314.1 million, respectively.

8. The net income effect of dilutive securities was not significant to the Company's calculation of Earnings per common share assuming dilution. A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

                                                                (shares in millions)
                                                               ---------------------
                                                                    Three Months
                                                                   Ended March 31
                                                               ---------------------
                                                                 2001          2000
                                                               -------       -------
     Average common shares outstanding                         2,303.7       2,317.5
     Common shares issuable(1)                                    42.2          45.6
                                                               -------       -------
     Average common shares outstanding assuming dilution       2,345.9       2,363.1
                                                               =======       =======

     (1)  Issuable primarily under stock option plans.

9. Effective January 1, 2001, the Company adopted the provisions of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS
     133), which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Upon adoption of the Statement, the Company recorded a favorable cumulative effect of accounting change of $45.5 million after tax in Other comprehensive income (loss), representing the mark to fair value of purchased local currency put options. (See Note 10 for further information.) The cumulative effect of accounting change recorded in Net income was not significant.

     Foreign Currency Risk Management

     A significant portion of the Company's cash flows are denominated in foreign currencies. Merck relies on sustained cash flows generated from foreign sources to support its long-term commitment to U.S. dollar-based research and development. To the extent the dollar value of cash flows is diminished as a result of a strengthening dollar, the Company's ability to fund research and other dollar-based strategic initiatives at a consistent level may be impaired. The Company has established revenue hedging and balance sheet risk management programs to protect against volatility of future foreign currency cash flows and changes in fair value caused by volatility in foreign exchange rates.

     The objective of the revenue hedging program is to reduce the potential for longer-term unfavorable changes in foreign exchange to decrease the U.S. dollar value of future cash flows derived from foreign currency denominated sales, primarily the euro and Japanese yen. To achieve this objective, the Company will partially hedge anticipated sales that are expected to occur over its planning cycle, typically no more than three years into the future. The Company will layer in hedges over time, increasing the portion of sales hedged as it gets closer to the expected date of the transaction. The portion of sales hedged is based on assessments of cost-benefit profiles that consider natural offsetting exposures, revenue and exchange rate volatilities and correlations, and the cost of hedging instruments. Merck manages its anticipated transaction exposure principally with purchased local currency put options which provide the Company with a right, but not an obligation, to sell foreign currencies in the future at a predetermined price. If the U.S. dollar strengthens relative to the currency of the hedged anticipated sales, gains in the expected future cash flows of the options fully offset the decline in the expected future U.S. dollar cash flows of the hedged foreign currency sales. Conversely, if the U.S. dollar weakens, the options' value reduces to zero, but the Company benefits from the increase in the value of the anticipated foreign currency cash flows. During the first quarter of 2001, changes in the options' intrinsic value were deferred in Accumulated other comprehensive income
     (AOCI) until recognition of the hedged anticipated revenue. Amounts associated with option time value, which was excluded from the designated hedge relationship and marked to fair value in Marketing and administrative expenses, were not significant. In the second quarter of 2001, the designated hedge relationship will be based on changes in the options' expected future cash flows. Accordingly the entire fair value change in the options will be deferred in AOCI and reclassified into Sales when the hedged anticipated revenue is recognized. The fair value of purchased currency options is reported in Accounts receivable or Other assets.

     A primary objective of the balance sheet risk management program is to protect the U.S. dollar value of foreign currency denominated net monetary assets from the effects of volatility in foreign exchange that might occur prior to their conversion to U.S. dollars. To achieve this objective, the Company will manage foreign currency risk on monetary assets and liabilities when cost beneficial. Merck seeks to fully offset exposure denominated in developed country currencies, primarily the euro, Japanese yen and Canadian dollar, and will either partially offset or not offset at all exposure in other currencies, particularly exposure in developing countries where we consider the cost of instruments to be uneconomic or such instruments are unavailable at any cost. The Company will minimize the effect of exchange on exposed positions, principally by managing operating activities and net asset positions at the local level. Merck manages its net asset exposure principally with forward exchange contracts. These contracts enable the Company to buy and sell foreign currencies in the future at fixed exchange rates and offset the consequences of changes in foreign exchange on the amount of U.S. dollar cash flows derived from the net assets. Prior to conversion to U.S. dollars, monetary assets and liabilities are remeasured at spot rates in effect on the balance sheet date. The effects of changes in spot rates are reported in Other (income) expense, net. The forward contracts, which are not designated as hedges, are marked to forward through Other (income) expense, net. Fair value changes in the forward contracts offset the changes in the value of the remeasured assets and liabilities attributable to changes in foreign currency exchange rates, except to the extent of the spot-forward differences. These differences are not significant due to the short-term nature of the contracts, which typically have average maturities at inception of less than one year.

     The Company also uses forward contracts to hedge the changes in fair value of certain foreign currency denominated available-for-sale securities attributable to fluctuations in foreign currency exchange rates. Changes in the fair value of the hedged securities due to fluctuations in spot rates are offset in Other (income) expense, net, by fair value changes in the forward contracts also based on spot rates. Hedge ineffectiveness was not material for the quarter ended March 31, 2001. Changes in the contracts' fair value due to spot-forward differences are excluded from the designated hedge relationship and recognized in Other (income) expense, net. These amounts were not significant for the quarter ended March 31, 2001.

     The fair value of forward exchange contracts is reported in Accounts receivable, Other assets, Accounts payable and accrued liabilities or Deferred income taxes and noncurrent liabilities.

     Interest Rate Risk Management

     The Company may use interest rate swap contracts on certain investing and borrowing transactions. The Company does not use leveraged swaps and, in general, does not leverage any of its investment activities that would put principal capital at risk.

     The Company is a party to a seven-year combined interest rate and currency swap contract entered into in 1997 which converts a variable rate Dutch guilder investment to a variable rate U.S. dollar investment. The interest rate component of the swap is not designated as a hedge. The currency swap component is designated as a hedge of the changes in fair value of the investment attributable to exchange. Accordingly, changes in the fair value of the investment due to fluctuations in spot rates are offset in Other (income) expense, net, by fair value changes in the currency swap. Hedge ineffectiveness was not significant for the quarter ended March 31, 2001. The fair value of this contract is reported in Accounts receivable, Accounts payable and accrued liabilities or Other assets.

10. Comprehensive income for the three months ended March 31, 2001 and 2000, representing all changes in Stockholders' equity during the period other than changes resulting from the Company's stock, was $1,733.5 million and $1,504.4 million, respectively. The amount for 2001 includes a favorable cumulative effect of accounting change of $45.5 million (net of $31.4 million of income tax) from the January 1 adoption of FAS 133. This amount represented the mark to fair value of purchased local currency put options maturing throughout 2001 which hedge anticipated foreign currency denominated sales over that same period. (See Note 9 for further information.) At March 31, 2001, the net deferred gain associated with these options approximated $46.9 million (net of $32.5 million of income tax).

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

                                       ($ in millions)
                                  -------------------------
                                         Three Months
                                        Ended March 31
                                  -------------------------
                                     2001            2000
                                  ---------       ---------
     Segment revenues:
       Merck Pharmaceutical       $ 4,560.1       $ 4,223.8
       Merck-Medco                  7,212.1         4,949.5
       All Other                      302.3           269.9
                                  ---------       ---------
                                  $12,074.5       $ 9,443.2
                                  =========       =========
     Segment profits:
      Merck Pharmaceutical        $ 2,854.5       $ 2,655.8
      Merck-Medco                     142.0           142.3
      All Other                       228.4           186.8
                                  ---------       ---------
                                  $ 3,224.9       $ 2,984.9
                                  =========       =========

     Segment profits are comprised of segment revenues less certain elements of materials and production costs and operating expenses, including components of equity income from affiliates and depreciation and amortization expenses. The Company does not internally allocate the vast majority of indirect production costs, research and development expenses and general and administrative expenses, all predominantly related to the Merck pharmaceutical business, as well as the cost of financing these activities. Separate divisions maintain responsibility for monitoring and managing these costs, including depreciation related to fixed assets utilized by these divisions and, therefore, they are not included in the marketing segment profits. The vast majority of goodwill and other intangibles amortization, predominantly related to the Merck-Medco business, as well as the cost of financing capital employed, also are not allocated internally and, therefore, are not included in the marketing segment profits.

     A reconciliation of total segment profits to consolidated income before taxes is as follows:

                                                ($ in millions)
                                           ------------------------
                                                  Three Months
                                                 Ended March 31
                                           ------------------------
                                             2001            2000
                                           --------        --------
     Segment profits                       $3,224.9        $2,984.9
     Other profits                             72.3            91.1
     Adjustments                               73.0           121.1
     Unallocated:
       Interest income                        136.1            94.7
       Interest expense                      (110.7)         (117.3)
       Equity income from affiliates           68.3            78.4
       Depreciation and amortization         (285.4)         (260.8)
       Research and development              (547.4)         (523.6)
       Other expenses, net                   (263.6)         (274.5)
                                           --------        --------
                                           $2,367.5        $2,194.0
                                           ========        ========

     Other profits are primarily comprised of miscellaneous corporate profits as well as operating profits related to divested products or businesses and other supply sales. Adjustments represent the elimination of the effect of double counting certain items of income and expense. Equity income from affiliates includes taxes paid at the joint venture level and a portion of equity income that is not reported in segment profits. Other expenses, net, include expenses from corporate and manufacturing cost centers and other miscellaneous income (expense), net.

12.  Legal proceedings to which the Company is a party are discussed in Part 1
     Item 3, Legal Proceedings, in the 2000 Annual Report on Form 10-K. There were no material developments in the three month period ended March 31, 2001.

             MANAGEMENT`S ANALYSIS OF INTERIM FINANCIAL INFORMATION

Earnings per share for the first quarter of 2001 were $0.71, an increase of 13% over the first quarter of 2000. First quarter net income grew 11% to $1,657.3 million driven by a 28% sales increase for the quarter to $11.3 billion.

Sales growth was driven by Merck's human health products, which increased 8% for the first quarter, and the Merck-Medco business. The unfavorable effect from foreign exchange rates reduced the Company's human health sales growth by three percentage points. Sales outside of the United States accounted for 37% of the Company's first quarter human health sales.

Income growth for the quarter reflects strong worldwide sales volume gains led by our five key growth drivers - 'Zocor', 'Vioxx', 'Cozaar' and 'Hyzaar'*, 'Fosamax' and 'Singulair' - which combined had increased sales of 30% over first quarter 2000 sales. These five products now account for more than 60% of Merck's worldwide human health sales. Together, they have created a solid platform for growth for the Company, and it is this growth that allows Merck to continue its strong investment in research and development.

'Zocor', Merck's cholesterol-modifying medicine, had another strong quarter with worldwide sales reaching $1.5 billion in the first quarter of 2001. Physicians continue to prescribe 'Zocor' in large part because of the medicine's demonstrated ability to act favorably on all three key lipid parameters - LDL, HDL and triglycerides. An estimated 11 million people in the United States have both elevated LDL (bad cholesterol) and low levels of HDL (good cholesterol), as defined by current National Cholesterol Education Program guidelines.

In the United States, the market for "statin" medicines, such as 'Zocor', is expanding at almost 20% per year. Merck continues its consumer and education awareness efforts in the United States because more than half of the people who should be taking cholesterol medicines are still untreated.

'Vioxx', a once-a-day medicine, is the only COX-2 selective agent indicated in the United States for both osteoarthritis and acute pain. Since its successful 1999 launch, 'Vioxx' has become the world's fastest-growing branded prescription arthritis medicine, and it is already Merck's second largest-selling medicine. 'Vioxx' achieved $485 million in sales for the first quarter 2001.

Earlier this month, Merck received an approvable letter from the U.S. Food and Drug Administration (FDA) regarding the Company's application for changes to prescribing information for 'Vioxx' based on results from the 'Vioxx' Gastrointestinal Outcomes Research (VIGOR) study. An approvable letter is defined by the FDA as a written statement that the FDA will approve the application if specific additional information or material is submitted or specific conditions are met. An approvable letter does not constitute approval of the application. Approvable letters may result in additional time for completion of the FDA review.

'Cozaar' and 'Hyzaar', Merck's highly effective and well-tolerated high blood pressure medicines, maintain their strong leadership of the angiotensin II antagonists (AIIAs) class. Sales for the two products were $385 million for this quarter. Despite an intensely competitive market, physicians continue to show confidence in these products, prescribing them for more than 10 million patients worldwide. Beginning in the first quarter of this year, Merck and DuPont now share equally in the operating profits from 'Cozaar' and 'Hyzaar' in North America, under the terms of the licensing agreement established between the parties in 1989. Financial terms outside of North America are not affected.

'Fosamax', the leading product worldwide for the treatment and prevention of postmenopausal osteoporosis, continues to outperform the competition because it is the only osteoporosis medicine indicated and consistently proven to reduce the incidence of osteoporotic fractures of the hip as well as the spine. Sales totaled $350 million this quarter.

Merck's recent introduction of 'Fosamax' Once Weekly, the first and only oral once-weekly treatment for osteoporosis, continues to bolster the competitive position of 'Fosamax'. In the United States, 'Fosamax' Once Weekly has become the No. 1 medicine for osteoporosis by a wide margin based on new prescriptions. Regulatory approvals for 'Fosamax' Once Weekly continue in all parts of the world. So far, the medicine has received medical approval in more than 45 countries and has been launched in 20 countries. In January 2001, the FDA granted approval for 'Fosamax' Once Weekly to be considered by physicians as an alternative to once-daily treatment for increasing bone mass in men with osteoporosis.



*'Cozaar' and 'Hyzaar' are registered trademarks of E.I. du Pont de Nemours and Company, Wilmington, DE, USA.

'Singulair', Merck's once-a-day leukotriene-antagonist, is the world's fastest-growing asthma medicine. After only three years on the market, 'Singulair' has become the No. 1 asthma controller in terms of total prescription sales on a weekly basis in the United States. Sales for this quarter were $300 million. 'Singulair' is the first asthma controller therapy in more than 15 years to be approved for children as young as two. Other benefits include that it is a once-a-day tablet rather than an inhaled medication and that it is not a steroid.

Merck is studying 'Singulair' as a potential treatment for seasonal allergic rhinitis. The Company recently presented results from two clinical studies, which showed that patients treated with 'Singulair' alone experienced significant reductions in the common symptoms associated with seasonal allergic rhinitis compared to patients treated with placebo.

Merck-Medco Managed Care, L.L.C. continued its strong contribution to Merck's revenue growth in the first quarter of 2001. Internet volume through merckmedco.com totaled 1.4 million prescriptions in the first quarter of 2001. Merckmedco.com now processes more than 120,000 prescriptions per week.

Effective January 1, 2001, the Company adopted the provisions of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Upon adoption of the Statement, the Company recorded a favorable cumulative effect of accounting change of $45.5 million after tax in Other comprehensive income (loss), representing the mark to fair value of purchased local currency put options. (See Note 10 to the consolidated financial statements for further information.) The cumulative effect of accounting change recorded in Net income was not significant.

In January 2001, the FDA approved 'Cancidas' as the first in a new class of antifungals, called echinocandins or glucan synthesis inhibitors, introduced in more than a decade. Merck launched this new medicine in February 2001. 'Cancidas' will be used to treat certain life-threatening fungal infections that are becoming more prevalent as the number of people with compromised immune systems is increasing. The new medicine is indicated for the treatment of invasive aspergillosis in patients who do not respond to or cannot tolerate other antifungal therapies, such as amphotericin B, lipid formulations of amphotericin B and/or itraconazole. 'Cancidas' has not been studied as an initial therapy for invasive aspergillosis. Merck is studying 'Cancidas' as a potential treatment for the fungal infection Candida.

On February 27, 2001, the Board of Directors declared a quarterly dividend of 34 cents per share on the Company's common stock, which was paid April 2 to stockholders of record at the close of business on March 9. The Company's total dividend paid to date in 2001 is 68 cents per share, a 17% increase over the amount paid during the same period in 2000.

In March 2001, Merck-Medco joined with Advance PCS and Express Scripts to create RxHub, an innovative, independent venture that will advance the efficiency and safety of the prescription-writing process. The new system to be created by this venture will allow physicians to electronically connect directly to pharmacy-benefit managers, access patient-specific clinical information (including formulary) and receive real-time notification of potential drug interactions and side effects. The resulting prescription can be sent electronically to the patient's preferred pharmacy for fulfillment.

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

The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors described in the Company's filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K (if any). In Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed on March 23, 2001, the Company discusses in more detail various important factors that could cause actual results to differ from expected or historic results. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

        Number        Description                                  Method of Filing
        ------        -----------                                  ----------------
         3(a)         Restated Certificate of                      Incorporated by reference
                        Incorporation of Merck & Co., Inc.         to Form 10-Q Quarterly
                        (September 1, 2000)                        Report for the period ended
                                                                   September 30, 2000

         3(b)         By-Laws of Merck & Co., Inc.                 Incorporated by reference
                        (as amended effective                      to Form 10-Q Quarterly
                        February 25, 1997)                         Report for the period ended
                                                                   March 31, 1997

         12           Computation of Ratios of                     Filed with this document
                        Earnings to Fixed Charges

(b)  Reports on Form 8-K

          During the three-month period ending March 31, 2001, the Company:

          (i)  filed one Current Report on Form 8-K under Item 9 - Regulation FD
               Disclosure: Report dated January 23, 2001 and filed January 23, 2001, regarding earnings for fourth quarter and certain supplemental information; and

          (ii) furnished one Current Report on Form 8-K under Item 9 - Regulation FD Disclosure: Report dated February 15, 2001 and furnished February 15, 2001, regarding financial guidance for 2001.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MERCK & CO., INC.



Date:  May 10, 2001                    /s/ Kenneth C. Frazier
                                       ----------------------
                                       KENNETH C. FRAZIER
                                       Senior Vice President and General Counsel


Date:  May 10, 2001                    /s/ Richard C. Henriques
                                       ------------------------
                                       RICHARD C. HENRIQUES
                                       Vice President, Controller

                                  EXHIBIT INDEX


             Exhibits
             --------

             Number           Description
             ------           -----------
             3(a)             Restated Certificate of Incorporation of Merck & Co., Inc. (September 1, 2000)
                               - Incorporated by reference to Form 10-Q Quarterly Report for the period ended
                                  September 30, 2000

             3(b)             By-Laws of Merck & Co., Inc. (as amended effective February 25, 1997)
                               - Incorporated by reference to Form 10-Q Quarterly Report for the period ended
                                  March 31, 1997

             12               Computation of Ratios of Earnings to Fixed Charges