Form 10-Q
period 2001-06-30
MERCK & CO INC
filed 2001-08-10
CIK 64978

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q




(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                                                  No. 22-1109110



The number of shares of common stock outstanding as of the close of business on July 31, 2001:

      Class                                      Number of Shares Outstanding
      -----                                      ----------------------------
      Common Stock                                      2,289,438,998


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

Part I - Financial Information



                       MERCK & CO., INC. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED STATEMENT OF INCOME
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
            --------------------------------------------------------
               (Unaudited, $ in millions except per share amounts)

                                           Three Months                Six Months
                                          Ended June 30              Ended June 30
                                   -------------------------   -------------------------
                                       2001         2000           2001          2000
                                   -----------   -----------   -----------   -----------
Sales                              $  11,893.1   $   9,477.1   $  23,238.2   $  18,328.4
                                   -----------   -----------   -----------   -----------

Costs, Expenses and Other

  Materials and production             7,204.8       5,052.1      14,251.3       9,885.5

  Marketing and administrative         1,637.4       1,524.3       3,143.6       2,941.4

  Research and development               602.4         548.0       1,149.8       1,071.7

  Equity income from affiliates         (215.0)       (211.8)       (393.6)       (400.1)

  Other (income) expense, net             70.0          87.2         126.1         158.6
                                   -----------   -----------   -----------   -----------

                                       9,299.6       6,999.8      18,277.2      13,657.1
                                   -----------   -----------   -----------   -----------

Income Before Taxes                    2,593.5       2,477.3       4,961.0       4,671.3

Taxes on Income                          778.1         755.6       1,488.3       1,450.0
                                   -----------   -----------   -----------   -----------

Net Income                         $   1,815.4   $   1,721.7   $   3,472.7   $   3,221.3
                                   ===========   ===========   ===========   ===========

Basic Earnings per Common Share           $.79          $.74         $1.51         $1.39

Earnings per Common Share Assuming
 Dilution                                 $.78          $.73         $1.49         $1.37

Dividends Declared per Common Share       $.34          $.29         $ .68         $ .58

        The accompanying notes are an integral part of this consolidated financial statement.

                       MERCK & CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       JUNE 30, 2001 AND DECEMBER 31, 2000
                       -----------------------------------
                           (Unaudited, $ in millions)

                                                                            June 30            December 31
                                                                              2001                2000
                                                                          ----------           -----------
ASSETS
  Current Assets
    Cash and cash equivalents                                             $  2,108.4           $   2,536.8
    Short-term investments                                                   1,851.4               1,717.8
    Accounts receivable                                                      5,249.8               5,017.9
    Inventories                                                              3,153.5               3,021.5
    Prepaid expenses and taxes                                               1,108.0               1,059.4
                                                                          ----------          ------------

      Total current assets                                                  13,471.1              13,353.4
                                                                          ----------          ------------

  Investments                                                                5,683.5               4,947.8

  Property, Plant and Equipment, at cost,
    net of allowance for depreciation of
    $5,567.3 in 2001 and $5,225.1 in 2000                                   12,370.4              11,482.1

  Goodwill and Other Intangibles,
    net of accumulated amortization of
    $2,033.6 in 2001 and $1,850.7 in 2000                                    7,190.2               7,374.2

  Other Assets                                                               3,033.3               2,752.9
                                                                          ----------          ------------
                                                                          $ 41,748.5          $   39,910.4
                                                                          ==========          ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
     Accounts payable and accrued liabilities                             $  4,019.6          $    4,361.3
     Loans payable and current portion of long-term debt                     5,764.9               3,319.3
     Income taxes payable                                                    1,413.3               1,244.3
     Dividends payable                                                         778.0                 784.7
                                                                          ----------          ------------

      Total current liabilities                                             11,975.8               9,709.6
                                                                          ----------          ------------

  Long-Term Debt                                                             3,655.9               3,600.7
                                                                         -----------          ------------

  Deferred Income Taxes and Noncurrent Liabilities                           6,393.8               6,746.7
                                                                         -----------          ------------

  Minority Interests                                                         4,956.7               5,021.0
                                                                         -----------          ------------

  Stockholders' Equity
    Common stock
      Authorized  - 5,400,000,000 shares
      Issued      - 2,968,409,107 shares - June 30, 2001
                  - 2,968,355,365 shares - December 31, 2000                    29.7                  29.7
    Other paid-in capital                                                    6,313.2               6,265.8
    Retained earnings                                                       29,275.6              27,363.9
    Accumulated other comprehensive income                                       5.1                  30.8
                                                                         -----------          ------------
                                                                            35,623.6              33,690.2

    Less treasury stock, at cost
      683,386,920 shares - June 30, 2001
      660,756,186 shares - December 31, 2000                                20,857.3              18,857.8
                                                                         -----------          ------------

      Total stockholders' equity                                            14,766.3              14,832.4
                                                                         -----------          ------------
                                                                         $  41,748.5          $   39,910.4
                                                                         ===========          ============

        The accompanying notes are an integral part of this consolidated financial statement.

                       MERCK & CO., INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                     ---------------------------------------
                           (Unaudited, $ in millions)

                                                                               Six Months
                                                                              Ended June 30
                                                                        -------------------------
                                                                            2001          2000
                                                                        -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before taxes                                                     $   4,961.0   $   4,671.3
  Adjustments to reconcile income before taxes to cash provided from operations before taxes:
     Depreciation and amortization                                            723.6         638.8
     Other                                                                   (290.2)       (250.9)
     Net changes in assets and liabilities                                   (472.1)        (74.2)
                                                                        -----------   -----------
CASH PROVIDED BY OPERATING ACTIVITIES BEFORE TAXES                          4,922.3       4,985.0
INCOME TAXES PAID                                                          (1,555.2)     (1,339.1)
                                                                        -----------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   3,367.1       3,645.9
                                                                        -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                       (1,435.1)     (1,198.0)
Purchase of securities, subsidiaries and other investments                (15,518.5)    (13,332.7)
Proceeds from sale of securities, subsidiaries and other investments       14,474.1      12,859.0
Proceeds from relinquishment of certain AstraZeneca product rights              --           93.6
Other                                                                         (44.1)        (35.1)
                                                                        -----------   -----------
NET CASH USED BY INVESTING ACTIVITIES                                      (2,523.6)     (1,613.2)
                                                                        -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings                                         1,960.3       1,027.2
Proceeds from issuance of debt                                                566.2         300.7
Payments on debt                                                              (11.1)        (74.2)
Proceeds from issuance of preferred units of subsidiary                         --        1,500.0
Purchase of treasury stock                                                 (2,181.4)     (2,802.0)
Dividends paid to stockholders                                             (1,567.7)     (1,348.8)
Other                                                                          44.3         186.9
                                                                        -----------   -----------
NET CASH USED BY FINANCING ACTIVITIES                                      (1,189.4)     (1,210.2)
                                                                        -----------   -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                  (82.5)        (38.4)
                                                                        -----------   -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (428.4)        784.1
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              2,536.8       2,021.9
                                                                        -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $   2,108.4   $   2,806.0
                                                                        ===========   ===========


        The accompanying notes are an integral part of this consolidated financial statement.

Notes to Consolidated Financial Statements
------------------------------------------

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

------------------------------------------

2.  Inventories consisted of:

                                           ($ in millions)
                                       -----------------------
                                         June 30   December 31
                                           2001        2000
                                       ---------   -----------
     Finished goods                    $  1,908.2  $  1,762.8
     Raw materials and work in process    1,155.7     1,174.9
     Supplies                                89.6        83.8
                                        ---------  ----------
      Total (approximates current cost)   3,153.5     3,021.5
     Reduction to LIFO cost                   --          --
                                       ----------  ----------
                                       $  3,153.5  $  3,021.5
                                       ==========  ==========


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

5.  Sales consisted of:

                                                            ($ in millions)
                                           --------------------------------------------------
                                                  Three Months              Six Months
                                                 Ended June 30             Ended June 30
                                           ------------------------  ------------------------
                                               2001         2000         2001         2000
                                           -----------  -----------  -----------  -----------
     Atherosclerosis                       $   1,495.6  $   1,439.1  $   3,158.4  $   2,723.4
     Hypertension/heart failure                1,128.4      1,202.0      2,145.9      2,341.3
     Anti-inflammatory/analgesics                744.7        497.2      1,251.3        888.8
     Osteoporosis                                492.4        323.0        841.6        599.6
     Respiratory                                 378.9        213.1        676.6        380.1
     Vaccines/biologicals                        250.0        239.0        488.7        447.6
     Antibiotics                                 193.1        208.0        381.2        397.9
     Ophthalmologicals                           170.3        165.1        333.1        321.3
     Anti-ulcerants                              107.2        215.4        294.1        422.2
     Human immunodeficiency virus (HIV)           98.3        133.7        222.0        272.0
     Other Merck products                        263.8        402.5        492.5        859.9
     Merck-Medco                               6,570.4      4,439.0     12,952.8      8,674.3
                                            ----------  -----------  -----------  -----------
                                           $  11,893.1  $   9,477.1  $  23,238.2  $  18,328.4
                                           ===========  ===========  ===========  ===========

    Other Merck products include sales of other human pharmaceuticals, continuing sales to divested businesses and pharmaceutical and animal health supply sales to the Company's joint ventures and AstraZeneca LP. Also included are rebates and discounts on Merck pharmaceutical products.

------------------------------------------

6.  Other (income) expense, net, consisted of:

                                                                    ($ in millions)
                                                       -----------------------------------------
                                                           Three Months          Six Months
                                                          Ended June 30          Ended June 30
                                                       --------------------  -------------------
                                                         2001        2000       2001       2000
                                                       --------   ---------  --------   --------
     Interest income                                   $ (129.6)  $ (107.0)  $ (265.7)  $ (201.7)
     Interest expense                                     122.7      116.0      233.4      233.3
     Exchange gains, net                                   (7.5)      (9.7)     (20.1)     (17.5)
     Minority interests                                    60.7       95.8      146.0      156.0
     Amortization of goodwill and other intangibles        80.5       78.6      161.1      157.4
     Other, net                                           (56.8)     (86.5)    (128.6)    (168.9)
                                                       --------   --------   --------   --------
                                                       $   70.0   $   87.2   $  126.1   $  158.6
                                                       ========   ========   ========   ========

    Minority interests include third parties' share of exchange gains and losses arising from translation of the financial statements into U.S. dollars.

    Interest paid for the six-month periods ended June 30, 2001 and 2000 was $222.4 million and $221.3 million, respectively.

7. Income taxes paid for the six-month periods ended June 30, 2001 and 2000 were $1,555.2 million and $1,339.1 million, respectively.

8. The net income effect of dilutive securities was not significant to the Company's calculation of Earnings per common share assuming dilution. A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

                                                                         (shares in millions)
                                                             -------------------------------------------
                                                                 Three Months             Six Months
                                                                 Ended June 30           Ended June 30
                                                             ---------------------    ------------------
                                                               2001          2000       2001       2000
                                                             -------       -------    -------    -------
     Average common shares outstanding                       2,290.8       2,300.2    2,297.2    2,310.0
     Common shares issuable(1)                                  37.4          45.5       39.8       45.5
                                                             -------       -------    -------    -------
     Average common shares outstanding assuming dilution     2,328.2       2,345.7    2,337.0    2,355.5
                                                             =======       =======    =======    =======
     (1) Issuable primarily under stock option plans.

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

------------------------------------------

    The objective of the revenue hedging program is to reduce the potential for longer-term unfavorable changes in foreign exchange to decrease the U.S. dollar value of future cash flows derived from foreign currency denominated sales, primarily the euro and Japanese yen. To achieve this objective, the Company will partially hedge anticipated sales that are expected to occur over its planning cycle, typically no more than three years into the future. The Company will layer in hedges over time, increasing the portion of sales hedged as it gets closer to the expected date of the transaction. The portion of sales hedged is based on assessments of cost-benefit profiles that consider natural offsetting exposures, revenue and exchange rate volatilities and correlations, and the cost of hedging instruments. Merck manages its anticipated transaction exposure principally with purchased local currency put options which provide the Company with a right, but not an obligation, to sell foreign currencies in the future at a predetermined price. If the U.S. dollar strengthens relative to the currency of the hedged anticipated sales, gains in the expected future cash flows of the options fully offset the decline in the expected future U.S. dollar cash flows of the hedged foreign currency sales. Conversely, if the U.S. dollar weakens, the options' value reduces to zero, but the Company benefits from the increase in the value of the anticipated foreign currency cash flows. During the first four months of 2001, changes in the options' intrinsic value were deferred in Accumulated other comprehensive income (AOCI) until recognition of the hedged anticipated revenue. Amounts associated with option time value, which was excluded from the designated hedge relationship and marked to fair value in Marketing and administrative expenses, were not significant. Effective May 2001, as permitted by FAS 133 implementation guidance, Assessing and Measuring the Effectiveness of an Option Used in a Cash Flow Hedge, the designated hedge relationship is based on changes in the options' expected future cash flows. Accordingly the entire fair value change in the options is deferred in AOCI and reclassified into Sales when the hedged anticipated revenue is recognized. No hedge ineffectiveness is recorded. The fair value of purchased currency options is reported in Accounts receivable or Other assets.

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

    The Company also uses forward contracts to hedge the changes in fair value of certain foreign currency denominated available-for-sale securities attributable to fluctuations in foreign currency exchange rates. Changes in the fair value of the hedged securities due to fluctuations in spot rates are offset in Other (income) expense, net, by fair value changes in the forward contracts also based on spot rates. Hedge ineffectiveness was not material for the three and six months quarter ended June 30, 2001. Changes in the contracts' fair value due to spot-forward differences are excluded from the designated hedge relationship and recognized in Other (income) expense, net. These amounts were not significant for the three and six months ended June 30, 2001.

    The fair values of forward exchange contracts are reported in Accounts receivable, Other assets, Accounts payable and accrued liabilities or Deferred income taxes and noncurrent liabilities.

    Interest Rate Risk Management

    The Company may use interest rate swap contracts on certain investing and borrowing transactions. The Company does not use leveraged swaps and, in general, does not leverage any of its investment activities that would put principal capital at risk.

------------------------------------------

    The Company is a party to a seven-year combined interest rate and currency swap contract entered into in 1997 which converts a variable rate Dutch guilder investment to a variable rate U.S. dollar investment. The interest rate component of the swap is not designated as a hedge. The currency swap component is designated as a hedge of the changes in fair value of the investment attributable to exchange. Accordingly, changes in the fair value of the investment due to fluctuations in spot rates are offset in Other (income) expense, net, by fair value changes in the currency swap. Hedge ineffectiveness was not significant for the three and six months ended June 30, 2001. The fair value of this contract is reported in Accounts receivable, Accounts payable and accrued liabilities or Other assets.

10. Comprehensive income for the three months ended June 30, 2001 and 2000, representing all changes in Stockholders' equity during the period other than changes resulting from the Company's stock, was $1,713.5 million and $1,702.6 million, respectively. Comprehensive income for the six months ended June 30, 2001 and 2000 was $3,447.0 million and $3,207.0 million, respectively. The amount for the six months ended June 30, 2001 includes a favorable cumulative effect of accounting change of $45.5 million (net of $31.4 million of income tax) from the January 1 adoption of FAS 133. This amount represented the mark to fair value of purchased local currency put options maturing throughout 2001 which hedge anticipated foreign currency denominated sales over that same period. (See Note 9 for further information.) At June 30, 2001, the net deferred gain associated with these options approximated $29.9 million (net of $20.7 million of income tax).

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

                                                ($ in millions)
                              --------------------------------------------------
                                     Three Months             Six Months
                                    Ended June 30           Ended June 30
                              ------------------------  ------------------------
                                  2001          2000        2001        2000
                              -----------  -----------  -----------  -----------
    Segment revenues:
      Merck Pharmaceutical    $   4,918.1  $   4,619.0  $   9,478.2  $   8,842.8
      Merck-Medco                 7,380.4      5,188.0     14,592.5     10,137.6
      All Other                     313.3        302.7        615.6        572.5
                              -----------  -----------  -----------  -----------
                              $  12,611.8  $  10,109.7  $  24,686.3  $  19,552.9
                              ===========  ===========  ===========  ===========
    Segment profits:
     Merck Pharmaceutical     $   2,950.2  $   2,911.6  $   5,804.7  $   5,567.5
     Merck-Medco                    180.9        150.2        323.0        292.4
     All Other                      248.4        243.9        476.8        430.7
                              -----------  -----------  -----------  -----------
                              $   3,379.5  $   3,305.7  $   6,604.5  $   6,290.6
                              ===========  ===========  ===========  ===========

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

------------------------------------------

    A reconciliation of total segment profits to consolidated income before taxes is as follows:

                                                       ($ in millions)
                                       -------------------------------------------------
                                            Three Months                Six Months
                                            Ended June 30              Ended June 30
                                       -----------------------   -----------------------
                                          2001         2000         2001          2000
                                       ----------   ----------   ----------   ----------
    Segment profits                    $  3,379.5   $  3,305.7   $  6,604.5   $  6,290.6
    Other profits                            78.3         68.4        150.6        159.5
    Adjustments                             101.0        128.3        174.0        249.4
    Unallocated:
      Interest income                       129.6        107.0        265.7        201.7
      Interest expense                     (122.7)      (116.0)      (233.4)      (233.3)
      Equity income from affiliates         117.7         70.9        186.0        149.2
      Depreciation and amortization        (288.2)      (259.9)      (573.6)      (520.6)
      Research and development             (602.4)      (548.0)    (1,149.8)    (1,071.7)
      Other expenses, net                  (199.3)      (279.1)      (463.0)      (553.5)
                                       ----------   ----------   ----------   ----------
                                       $  2,593.5   $  2,477.3   $  4,961.0   $  4,671.3
                                       ==========   ==========   ==========   ==========

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

12. Legal proceedings to which the Company is a party are discussed in Part I
    Item 3, Legal Proceedings, in the 2000 Annual Report on Form 10-K. Current developments are addressed in Part II of this filing.

             MANAGEMENT`S ANALYSIS OF INTERIM FINANCIAL INFORMATION

Earnings per share for the second quarter of 2001 were $0.78, an increase of 7% over the second quarter of 2000. Second quarter net income grew 5% to $1,815.4 million. Sales grew 25% to $11.9 billion for the quarter.

For the first six months, earnings per share were $1.49, an increase of 9% over the first six-month period in 2000. Net income grew 8% to $3,472.7 million for the first six months of 2001. Sales grew 27% for the period to $23.2 billion.

Merck's human health sales were driven by its five key growth drivers - 'Zocor', 'Vioxx', 'Cozaar' and 'Hyzaar'*, 'Fosamax' and 'Singulair' - which had increased sales of 27% for the second quarter. The Merck-Medco business also drove sales growth, increasing 48% for the quarter. Overall, Merck's human health sales grew 6% and 7% for the second quarter and first six months, respectively. Excluding the unfavorable effect of three percentage points from foreign exchange for both the second quarter and first six months, the Company's human health sales grew by 9% and 10%, respectively. Sales outside of the United States accounted for 37% of the Company's first half 2001 human health sales.

Income growth for the first six months reflects strong worldwide sales volume gains led by our five key growth drivers, which combined increased 28% over the first six months 2000 sales. These five products now account for more than 60% of Merck's worldwide human health sales, and they remain a solid platform for growth for the Company.

'Zocor', Merck's cholesterol-modifying medicine, had another strong quarter with worldwide sales reaching $1.4 billion in the second quarter of 2001. Physicians continue to increase their prescriptions of 'Zocor' in large part because of the medicine's demonstrated ability to act favorably on all three key lipid parameters - low-density lipoprotein (LDL), so-called "bad" cholesterol; high-density lipoprotein (HDL), so-called "good" cholesterol; and triglycerides.

In the United States, the National Cholesterol Education Panel (NCEP), part of the National Institutes of Health, released new guidelines in May calling for more aggressive treatment of cholesterol, based on clinical studies that have demonstrated the benefits of lowering cholesterol. According to the NCEP press release, under the new guidelines, 36 million Americans would be now identified as candidates for cholesterol-lowering medicines such as 'Zocor'; currently, only 13 million Americans are being treated with cholesterol-lowering medicines. Furthermore, the new guidelines have set more aggressive LDL goals for patients with diabetes and others at high risk for heart disease.

'Vioxx', a once-a-day medicine, is the only COX-2 selective agent indicated in the United States for both osteoarthritis and acute pain. Since its 1999 launch, 'Vioxx' has become the world's fastest-growing branded prescription arthritis medicine, and it is already Merck's second largest-selling medicine. In 2001, 'Vioxx' achieved new-prescription leadership within the coxib market in the United States, demonstrating that physicians continue to recognize the medicine's benefits to patients. 'Vioxx' achieved $725 million in sales for the second quarter.

New scientific data supporting the efficacy and overall safety profile of 'Vioxx' were presented at medical meetings during the quarter. These data included the results of the ADVANTAGE trial, presented at the Digestive Diseases Week conference in May. In this study, fewer patients on 'Vioxx' stopped taking their medicine because of gastrointestinal side effects compared to patients taking naproxen, a commonly prescribed non-steroid anti-inflammatory drug.

In April 2001, Merck filed a Supplemental New Drug Application for 'Vioxx' with the U.S. Food and Drug Administration (FDA) for the treatment of adult rheumatoid arthritis.

'Cozaar' and 'Hyzaar', Merck's highly effective and well-tolerated high blood pressure medicines, maintain their strong growth and leadership of the angiotensin II antagonists (AIIAs) class despite intense competition. Sales for the two products were $510 million for this quarter.

In May 2001, results of RENAAL, the renal protection study for 'Cozaar', were presented at the 16th Annual Scientific Meeting of the American Society of Hypertension. In this landmark trial, 'Cozaar' reduced the risk of worsening kidney disease, including reducing the risk of end-stage renal disease (defined as where dialysis or transplantation is required) in patients with Type 2 diabetes and kidney disease. This is the first trial that has ever demonstrated the ability of a drug to significantly reduce the rate of dialysis or transplantation in this patient population. Diabetes is the leading cause of kidney failure, or end-stage renal disease, in the United States.


*'Cozaar' and 'Hyzaar' are registered trademarks of E.I. du Pont de Nemours and Company, Wilmington, DE, USA.

------------------------------------------------------

'Fosamax' continues to strengthen its position as the leading product worldwide for the treatment and prevention of postmenopausal osteoporosis. Global sales of 'Fosamax' totaled $490 million this quarter.

Merck's 2000 introduction of 'Fosamax' Once Weekly, the first and only oral once-weekly treatment for osteoporosis, has received tremendous physician and patient acceptance. In the United States, 'Fosamax' Once Weekly is the No.1 prescribed therapy for osteoporosis based on new and total prescriptions. The once weekly formulation also has been well received in the 22 additional markets worldwide where it has launched. 'Fosamax' Once Weekly demonstrated therapeutically equivalent increases in bone density to the once-daily regimen over a two-year period. The results from the one-year, double-blind extension of the original one-year multicenter study were presented at the Endocrine Society Annual Meeting in June 2001.

In June 2001, Japan's Ministry of Health, Labor and Welfare granted marketing approval for the tablet form of 'Fosamax'. In Japan, the world's second largest national prescription pharmaceutical market, 'Fosamax' will be sold under the trade name 'Fosamac' by Banyu Pharmaceutical Co., Ltd., (Banyu), Merck's majority-owned affiliate. Under an agreement with Merck, the product also will be co-marketed under the trade name 'Bonalon' by Teijin Limited. Both Banyu and Teijin expect to launch 'Fosamax' in the third quarter of this year.

'Singulair', Merck's once-a-day leukotriene antagonist, which provides effective asthma control, is one of the world's fastest-growing asthma medicines. After only three years on the market, 'Singulair' has become the No. 1 asthma controller in terms of total prescription sales on a weekly basis in the United States. 'Singulair' is the first asthma controller therapy in more than 15 years to be approved for children as young as two years old. 'Singulair' is a once-a-day tablet, not an inhaled medication or a steroid. Global sales for 'Singulair' this quarter were $375 million.

Merck continues to study 'Singulair' as a potential treatment for seasonal allergic rhinitis. Merck also recently completed a phase II clinical study of an investigational formulation of IV montelukast, the active ingredient in 'Singulair', which when added to standard therapy, improved pulmonary function compared to placebo and standard therapy in patients seeking emergency care for acute asthma in this study.

In June 2001, marketing approval in Japan was granted for 'Singulair'. Banyu and Kyorin Pharmaceutical Co., Ltd., a Merck licensee in Japan, plan to begin co-marketing this medicine in Japan under the trade names 'Singulair' and 'Kipres', respectively, in the third quarter of this year.

Merck-Medco Managed Care, L.L.C. processed a total of 134 million prescriptions this quarter, a 37% increase over second quarter 2000. With a 97% client retention rate, Merck-Medco remains the leading pharmacy benefits manager among Blue Cross Blue Shield and employer health plans. J.D. Power and Associates' healthcare division, CareData, named Merck-Medco the nation's No.1 pharmacy benefits manager.

merckmedco.com remains the world's largest Internet pharmacy, now processing more than 135,000 prescriptions per week. Internet volume through merckmedco.com totaled 1.7 million prescriptions for the quarter, a 74% increase over second quarter 2000.

Merck recently reached an agreement to receive a fixed rate of 27% from AstraZeneca for supply payments for U.S. sales of 'Nexium', which was launched in the United States in March 2001. 'Nexium', an acid pump inhibitor, is indicated to treat certain gastrointestinal acid-related disorders, including acid reflux disease. Supply payments for 'Nexium' were agreed to as part of Merck's 1998 restructuring agreement with Astra, which includes Merck participating financially in the U.S. sales of certain AstraZeneca products.

Ezetimibe, an investigational cholesterol absorption inhibitor currently under development by the joint venture Merck/Schering-Plough Pharmaceuticals, was shown in a recent phase III study to have significantly reduced LDL levels. Smaller phase II studies showed that ezetimibe combined with a statin or with a fibrate lowered LDL cholesterol levels to a significantly greater degree than either drug alone. Further studies are needed to confirm these findings.

The Company will enter into phase III trials of Merck's substance P antagonist in major depressive disorder during the third quarter of 2001. Because of the well-understood difficulties in conducting depression trials, it is too early to predict when a New Drug Application ("NDA") filing can be expected.

------------------------------------------------------

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

On May 22, 2001, the Board of Directors declared a quarterly dividend of 34 cents per share on the Company's common stock for the third quarter of 2001, which was paid on July 2, 2001 to stockholders of record at the close of business on June 4, 2001. On July 24, 2001, the Board of Directors declared a quarterly dividend of 35 cents per share of common stock for the fourth quarter of 2001. The Company's total dividends paid during 2001 will be $1.37 per share, a 13 percent increase over the amount paid during the same period in 2000.

In June 2001, the Company received a notice from the Federal Trade Commission
(FTC) advising the Company that the FTC had closed its investigation into pricing practices which commenced in 1996.

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations (FAS 141), and Statement No. 142, Goodwill and Other Intangible Assets (FAS 142). FAS 141 establishes new accounting and reporting requirements for business combinations, including the initial recognition and measurement of goodwill and other acquired intangible assets. FAS 141, which requires use of the purchase method of accounting, is effective for all combinations completed after June 30, 2001. FAS 142, which is effective beginning January 1, 2002, addresses the recognition and measurement of goodwill and other intangible assets subsequent to acquisition. Under FAS 142, goodwill will not be amortized, but assigned to reporting units within the Company's segments and evaluated for impairment on an annual basis. The Company is currently assessing the appropriate reporting units and valuation methodologies to be used for impairment test purposes. In accordance with the provisions of FAS 142, beginning January 1, 2002, annual amortization expense of approximately $130 million associated with goodwill existing as of June 30, 2001 will no longer be recorded.

On July 2, 2001, the Company issued $500.0 million of five-year notes, bearing coupons of 5.25% payable semiannually, under its shelf registration statement. Proceeds from the sale of these securities will be used to repay short-term borrowings and for general corporate purposes. The Company also entered into a five-year $500.0 million notional amount pay-floating, receive-fixed interest rate swap contract which was designated as a hedge of the fair value changes in the notes attributable to changes in the benchmark London Interbank Offered Rate (LIBOR) swap rate. During the year, the Company has issued an additional $85.7 million of securities under the shelf, which has a remaining capacity of $1.0 billion.

On July 18, 2001, the FDA granted an additional six months of U.S. marketing exclusivity to 'Mevacor' (lovastatin), based upon studies performed by the Company for pediatric use. The additional marketing exclusivity commenced on June 15, 2001 and will expire on December 15, 2001.

On July 19, 2001, Merck completed its acquisition of Rosetta Inpharmatics, Inc., a leading informational genomics company, in a tax-free reorganization. In accordance with the May 10, 2001 Agreement and Plan of Merger (the Agreement), each share of outstanding Rosetta stock was converted into .2352 shares of Merck stock, resulting in the issuance by the Company of approximately 7.7 million shares of common stock. The estimated aggregate purchase price of $635.0 million consists of the Merck shares and employee stock options, valued as of the Agreement date, as well as certain acquisition-related fees and expenses. The acquisition, which will be accounted for under the purchase method, will not have a material impact on the Company's results of operations or financial position. Rosetta has designed and developed several unique technologies to efficiently analyze gene data to predict how medical compounds will interact with different kinds of cells in the body, therefore allowing Merck scientists to more precisely select drug targets and potentially accelerate the development process.

------------------------------------------------------

From time to time, generic manufacturers of pharmaceutical products file Abbreviated New Drug Applications ("ANDAs") with the FDA seeking to market generic forms of Company products prior to the expiration of relevant patents owned by the Company.

Generic pharmaceutical manufacturers have submitted ANDAs to the FDA seeking to market in the U.S. a generic form of 'Fosamax' (alendronate) and 'Prilosec' (omeprazole) prior to the expiration of the Company's (and AstraZeneca's in the case of 'Prilosec') patents concerning these products. The generic companies' ANDAs include challenges to the validity and enforceability of the patents. The Company has filed patent infringement suits in federal court against companies filing ANDAs for generic alendronate, and AstraZeneca and the Company have filed patent infringement suits in federal court against companies filing ANDAs for generic omeprazole. The Company intends to vigorously defend its patents, which it believes are valid, against infringement by generic companies attempting to market products prior to the expiration dates of such patents. A trial with respect to the alendronate daily product is scheduled for September 2001; no trial date has been set for the matter involving the alendronate weekly product. In the case of omeprazole, no trial dates have been set. As with any litigation, there can be no assurance of the outcomes, which if adverse, could result in significantly shortened periods of exclusivity for these products.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
-------------------------------------------------

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

Part II - Other Information
---------------------------

Item 1.  Legal Proceedings
--------------------------

Information with respect to the closing of an FTC investigation and certain legal proceedings against generic pharmaceutical manufacturers is incorporated by reference from Part I of this report.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The following matters were voted upon at the Annual Meeting of Stockholders held on April 24, 2001, and received the votes set forth below:

1. All of the following persons nominated were elected to serve as directors and received the number of votes set opposite their respective names:

                                             For                 Withheld
                                        -------------          -----------

    William G. Bowen, Ph.D.             1,669,387,215          199,905,903
    Erskine B. Bowles                   1,837,179,012           32,114,106
    Niall FitzGerald                    1,619,556,467          249,736,651
    Heidi G. Miller, Ph.D.              1,841,495,111           27,798,007
    Thomas E. Shenk, Ph.D.              1,841,320,820           27,972,298

2. A proposal to ratify the appointment of independent public accountants received 1,847,504,906 votes FOR and 10,494,261 votes AGAINST, with 11,293,951 abstentions.

3. A proposal to adopt the 2001 Non-Employee Directors Stock Option Plan received 1,718,216,763 votes FOR and 134,581,824 votes AGAINST, with 16,494,531 abstentions.

4. A stockholder proposal concerning annual election of directors received 714,403,717 votes FOR and 677,951,552 votes AGAINST, with 35,392,835 abstentions and 441,845,014 broker non-votes.

5. A stockholder proposal concerning pharmaceutical pricing received 94,302,557 votes FOR and 1,227,031,878 votes AGAINST, with 56,081,671 abstentions and 441,877,012 broker non-votes.

6. A stockholder proposal concerning a "glass ceiling" review received 94,907,964 votes FOR and 1,245,621,974 votes AGAINST, with 87,074,315 abstentions and 441,688,865 broker non-votes.

---------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits
-------------

       Number     Description                               Method of Filing
       ------     -----------                               -----------------
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

      10(a)       2001 Non-Employee Directors               Filed with this document
                    Stock Option Plan (adopted
                    April 24, 2001)

      12          Computation of Ratios of                  Filed with this document
                    Earnings to Fixed Charges


(b) Reports on Form 8-K
-----------------------

    During the three-month period ending June 30, 2001, the Company filed or furnished:

(i) two Current Reports on Form 8-K under Item 9 - Regulation FD Disclosure:

    (a) Report dated April 20, 2001 and furnished April 20, 2001, regarding earnings for first quarter and certain supplemental information;

    (b) Report dated June 22, 2001 and furnished June 22, 2001, regarding updated financial guidance for 2001; and

(ii) one Current Report on Form 8-K under Item 5 - Other Events: Report dated May 11, 2001 and filed May 11, 2001, regarding the acquisition of Rosetta Inpharmatics, Inc.

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     MERCK & CO., INC.



Date:  August 9, 2001                /s/ Kenneth C. Frazier
                                     -----------------------------------------
                                     KENNETH C. FRAZIER
                                     Senior Vice President and General Counsel


Date:  August 9, 2001                /s/ Richard C. Henriques
                                     -----------------------------------------
                                     RICHARD C. HENRIQUES
                                     Vice President, Controller

                                  EXHIBIT INDEX
                                  -------------


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

           10(a)        2001 Non-Employee Directors Stock Option Plan (adopted April 24, 2001)

           12           Computation of Ratios of Earnings to Fixed Charges