Form 10-Q
period 2001-09-30
MERCK & CO INC
filed 2001-11-13
CIK 64978

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 1-3305

MERCK & CO., INC.
P. O. Box 100
One Merck Drive
Whitehouse Station, N.J. 08889-0100
(908) 423-1000

Incorporated in New Jersey	I.R.S. Employer Identification
No. 22-1109110

The number of shares of common stock outstanding as of the close of business on October 31, 2001:

Class	Number of Shares Outstanding

Common Stock	2,274,709,893

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Part I — Financial Information
MERCK & CO., INC. AND SUBSIDIARIES INTERIM CONSOLIDATED STATEMENT OF INCOME THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
MERCK & CO., INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
MERCK & CO., INC. AND SUBSIDIARIES INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
Notes to Consolidated Financial Statements
MANAGEMENT’S ANALYSIS OF INTERIM FINANCIAL INFORMATION
Part II — Other Information
Signatures
EXHIBIT INDEX
EXHIBIT 12

Part I — Financial Information

MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF INCOME
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(Unaudited, $ in millions except per share amounts)

	Three Months		Nine Months
	Ended September 30		Ended September 30

	2001	2000	2001	2000

Sales	$11,919.6	$10,567.5	$35,157.8	$28,895.9

Costs, Expenses and Other

Materials and production	7,082.8	5,987.4	21,334.1	15,872.9

Marketing and administrative	1,525.3	1,452.1	4,669.0	4,393.5

Research and development	590.3	609.8	1,740.0	1,681.5

Equity income from affiliates	(164.1)	(219.4)	(557.8)	(619.5)

Other (income) expense, net	102.2	96.0	228.4	254.5

	9,136.5	7,925.9	27,413.7	21,582.9

Income Before Taxes	2,783.1	2,641.6	7,744.1	7,313.0

Taxes on Income	834.9	805.7	2,323.2	2,255.7

Net Income	$1,948.2	$1,835.9	$5,420.9	$5,057.3

Basic Earnings per Common Share	$.85	$.80	$2.36	$2.19

Earnings per Common Share Assuming Dilution	$.84	$.78	$2.33	$2.15

Dividends Declared per Common Share	$.35	$.34	$1.03	$.92

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
(Unaudited, $ in millions)

	September 30	December 31
	2001	2000

ASSETS

Current Assets

Cash and cash equivalents	$1,633.6	$2,536.8

Short-term investments	2,215.8	1,717.8

Accounts receivable	5,532.5	5,017.9

Inventories	3,385.4	3,021.5

Prepaid expenses and taxes	1,155.6	1,059.4

Total current assets	13,922.9	13,353.4

Investments	6,174.4	4,947.8

Property, Plant and Equipment, at cost, net of allowance for depreciation of $5,595.9 in 2001 and $5,225.1 in 2000	12,655.3	11,482.1

Goodwill and Other Intangibles, net of accumulated amortization of $2,128.2 in 2001 and $1,850.7 in 2000	7,573.8	7,374.2

Other Assets	3,379.2	2,752.9

	$43,705.6	$39,910.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$4,708.4	$4,361.3

Loans payable and current portion of long-term debt	5,219.9	3,319.3

Income taxes payable	2,065.7	1,244.3

Dividends payable	799.3	784.7

Total current liabilities	12,793.3	9,709.6

Long-Term Debt	4,234.6	3,600.7

Deferred Income Taxes and Noncurrent Liabilities	6,380.5	6,746.7

Minority Interests	4,940.5	5,021.0

Stockholders’ Equity

Common stock

Authorized - 5,400,000,000 shares

Issued - 2,976,104,278 shares — September 30, 2001

- 2,968,355,365 shares — December 31, 2000	29.8	29.7

Other paid-in capital	6,939.1	6,265.8

Retained earnings	30,424.5	27,363.9

Accumulated other comprehensive income	117.0	30.8

	37,510.4	33,690.2

Less treasury stock, at cost

701,129,106 shares — September 30, 2001

660,756,186 shares — December 31, 2000	22,153.7	18,857.8

Total stockholders’ equity	15,356.7	14,832.4

	$43,705.6	$39,910.4

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(Unaudited, $ in millions)

	Nine Months
	Ended September 30

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES

Income before taxes	$7,744.1	$7,313.0

Adjustments to reconcile income before taxes to cash provided from operations before taxes:

Depreciation and amortization	1,092.1	961.6

Other	(420.3)	(290.2)

Net changes in assets and liabilities	(497.2)	(805.5)

CASH PROVIDED BY OPERATING ACTIVITIES BEFORE TAXES	7,918.7	7,178.9

INCOME TAXES PAID	(1,736.7)	(1,852.3)

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,182.0	5,326.6

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures	(2,001.0)	(1,910.3)

Purchase of securities, subsidiaries and other investments	(24,231.9)	(18,073.1)

Proceeds from sale of securities, subsidiaries and other investments	22,724.1	17,126.2

Proceeds from relinquishment of certain AstraZeneca product rights	—	93.6

Other	(168.0)	(20.8)

NET CASH USED BY INVESTING ACTIVITIES	(3,676.8)	(2,784.4)

CASH FLOWS FROM FINANCING ACTIVITIES

Net change in short-term borrowings	1,414.1	759.5

Proceeds from issuance of debt	1,121.4	300.7

Payments on debt	(11.8)	(442.8)

Proceeds from issuance of preferred units of subsidiary	—	1,500.0

Purchase of treasury stock	(3,574.4)	(3,263.9)

Dividends paid to stockholders	(2,345.7)	(2,016.0)

Other	19.3	208.9

NET CASH USED BY FINANCING ACTIVITIES	(3,377.1)	(2,953.6)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(31.3)	(75.4)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(903.2)	(486.8)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,536.8	2,021.9

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,633.6	$1,535.1

The accompanying notes are an integral part of this consolidated financial statement.

Notes to Consolidated Financial Statements

1.	The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K.

Interim statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the full year 2001; in the Company’s opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

Certain reclassifications have been made to prior year amounts to conform with current year presentation.

2.	On July 19, 2001, Merck completed its acquisition of Rosetta Inpharmatics, Inc. (Rosetta), a leading informational genomics company, in a tax-free reorganization. Rosetta has designed and developed several unique technologies to efficiently analyze gene data to predict how medical compounds will interact with different kinds of cells in the body, therefore allowing Merck scientists to more precisely select drug targets and potentially accelerate the development process. The acquisition was accounted for under the purchase method and, accordingly, Rosetta’s results of operations have been included with the Company’s since the acquisition date. Pro forma information is not provided as the transaction does not have a material impact on the Company’s results of operations or financial position.

In accordance with the May 10, 2001 Agreement and Plan of Merger (the Agreement), each share of outstanding Rosetta stock was converted into .2352 shares of Merck stock, resulting in the issuance by the Company of approximately 7.7 million shares of common stock. The aggregate purchase price of the transaction approximated $633.7 million, including a $587.1 million common share value, $33.5 million representing employee stock options valued as of the Agreement date, and $13.1 million of estimated transaction fees. The preliminary allocation of the purchase price resulted in tangible assets of $188.5 million, consisting primarily of cash and short-term investments; other intangible assets of $47.5 million; liabilities assumed of $32.1 million, including deferred tax liabilities of $17.3 million associated with the other intangible assets; and goodwill totaling $429.8 million. Other intangibles, which have a weighted average useful life approximating five years in aggregate and by major class, include $26.6 million of patent rights and $20.7 million of contractual agreements. In accordance with Statement No. 142, Goodwill and Other Intangible Assets, the goodwill associated with the Rosetta acquisition is not amortized.

3.	Inventories consisted of:

	($ in millions)

	September 30	December 31
	2001	2000

Finished goods	$2,076.7	$1,762.8

Raw materials and work in process	1,212.8	1,174.9

Supplies	95.9	83.8

Total (approximates current cost)	3,385.4	3,021.5

Reduction to LIFO cost	—	—

	$3,385.4	$3,021.5

4.	In February 2001, the Company issued $500.0 million of notes with annual interest rate resets and a final maturity of ten years. On an annual basis, the notes will either be repurchased from the holders at the option of the remarketing agent and remarketed, or redeemed by the Company. The notes are reported in Loans payable and current portion of long-term debt. In July 2001, the Company issued an additional $500.0 million of five-year notes, bearing coupons of 5.25% payable semiannually. (See Note 10 for further information.)

5.	The Company, along with numerous other defendants, is a party in several antitrust actions brought by retail pharmacies and consumers, alleging conspiracies in restraint of trade and challenging pricing and/or purchasing practices, one of which has been certified as a federal class action and a number of which have been certified as state class actions. In 1996, the Company and several other defendants finalized an agreement to settle the federal class action alleging conspiracy, which represents the single largest group of retail pharmacy claims. Since that time, the Company has entered into other settlements on satisfactory terms. The Company has not engaged in any conspiracy, and no admission of wrongdoing was made nor was included in the final agreements. While it is not feasible to predict or determine the final outcome of these proceedings, management does not believe that they should result in a materially adverse effect on the Company’s financial position, results of operations or liquidity.

Notes to Consolidated Financial Statements (continued)

6.	Sales consisted of:

	($ in millions)

	Three Months		Nine Months
	Ended September 30		Ended September 30

	2001	2000	2001	2000

Atherosclerosis	$1,847.0	$1,493.4	$5,005.4	$4,216.8

Hypertension/heart failure	1,055.4	1,175.5	3,201.2	3,515.8

Anti-inflammatory/analgesics	811.4	636.0	2,062.8	1,524.8

Osteoporosis	447.8	360.0	1,289.4	959.6

Respiratory	347.5	234.7	1,024.1	614.8

Vaccines/biologicals	305.7	283.1	794.4	730.7

Antibiotics	173.1	181.8	554.3	579.7

Ophthalmologicals	161.6	164.0	494.7	485.7

Human immunodeficiency virus (HIV)	115.8	139.3	337.8	411.3

Anti-ulcerants	35.1	190.8	329.2	612.9

Other Merck products	167.2	308.4	659.7	1,169.0

Merck-Medco	6,452.0	5,400.5	19,404.8	14,074.8

	$11,919.6	$10,567.5	$35,157.8	$28,895.9

Other Merck products include sales of other human pharmaceuticals, continuing sales to divested businesses and pharmaceutical and animal health supply sales to the Company’s joint ventures and AstraZeneca LP. Also included are rebates and discounts on Merck pharmaceutical products.

7.	Other (income) expense, net, consisted of:

	($ in millions)

	Three Months		Nine Months
	Ended September 30		Ended September 30

	2001	2000	2001	2000

Interest income	$(114.6)	$(124.8)	$(380.3)	$(326.4)

Interest expense	121.8	121.8	355.2	355.1

Exchange losses (gains), net	1.5	(14.3)	(18.6)	(31.8)

Minority interests	72.3	74.8	218.3	230.8

Amortization of goodwill and other intangibles	83.7	80.8	244.8	238.2

Other, net	(62.5)	(42.3)	(191.0)	(211.4)

	$102.2	$96.0	$228.4	$254.5

Minority interests include third parties’ share of exchange gains and losses arising from translation of the financial statements into U.S. dollars.

Interest paid for the nine-month periods ended September 30, 2001 and 2000 was $373.7 million and $362.2 million, respectively.

8.	Income taxes paid for the nine-month periods ended September 30, 2001 and 2000 were $1,736.7 million and $1,852.3 million, respectively.

9.	The net income effect of dilutive securities was not significant to the Company’s calculation of Earnings per common share assuming dilution. A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

	(shares in millions)

	Three Months		Nine Months
	Ended September 30		Ended September 30

	2001	2000	2001	2000

Average common shares outstanding	2,282.9	2,299.4	2,292.7	2,306.7

Common shares issuable(1)	29.5	43.5	36.4	44.9

Average common shares outstanding assuming dilution	2,312.4	2,342.9	2,329.1	2,351.6

(1)	Issuable primarily under stock option plans.

Notes to Consolidated Financial Statements (continued)

10.	Effective January 1, 2001, the Company adopted the provisions of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Upon adoption of the Statement, the Company recorded a favorable cumulative effect of accounting change of $45.5 million after tax in Other comprehensive income (loss), representing the mark to fair value of purchased local currency put options. (See Note 11 for further information.) The cumulative effect of accounting change recorded in Net income was not significant.

Foreign Currency Risk Management

A significant portion of the Company’s cash flows are denominated in foreign currencies. Merck relies on sustained cash flows generated from foreign sources to support its long-term commitment to U.S. dollar-based research and development. To the extent the dollar value of cash flows is diminished as a result of a strengthening dollar, the Company’s ability to fund research and other dollar-based strategic initiatives at a consistent level may be impaired. The Company has established revenue hedging and balance sheet risk management programs to protect against volatility of future foreign currency cash flows and changes in fair value caused by volatility in foreign exchange rates.

The objective of the revenue hedging program is to reduce the potential for longer-term unfavorable changes in foreign exchange to decrease the U.S. dollar value of future cash flows derived from foreign currency denominated sales, primarily the euro and Japanese yen. To achieve this objective, the Company will partially hedge anticipated sales that are expected to occur over its planning cycle, typically no more than three years into the future. The Company will layer in hedges over time, increasing the portion of sales hedged as it gets closer to the expected date of the transaction. The portion of sales hedged is based on assessments of cost-benefit profiles that consider natural offsetting exposures, revenue and exchange rate volatilities and correlations, and the cost of hedging instruments. Merck manages its anticipated transaction exposure principally with purchased local currency put options which provide the Company with a right, but not an obligation, to sell foreign currencies in the future at a predetermined price. If the U.S. dollar strengthens relative to the currency of the hedged anticipated sales, total changes in the options’ cash flows fully offset the decline in the expected future U.S. dollar cash flows of the hedged foreign currency sales. Conversely, if the U.S. dollar weakens, the options’ value reduces to zero, but the Company benefits from the increase in the value of the anticipated foreign currency cash flows. During the first four months of 2001, changes in the options’ intrinsic value were deferred in Accumulated other comprehensive income (AOCI) until recognition of the hedged anticipated revenue. Amounts associated with option time value, which was excluded from the designated hedge relationship and marked to fair value in Marketing and administrative expenses, were not significant. Effective May 2001, as permitted by FAS 133 implementation guidance, Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge, as finalized in June 2001, the designated hedge relationship is based on total changes in the options’ cash flows. Accordingly the entire fair value change in the options is deferred in AOCI and reclassified into Sales when the hedged anticipated revenue is recognized. No hedge ineffectiveness is recorded. The fair value of purchased currency options is reported in Accounts receivable or Other assets.

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

Notes to Consolidated Financial Statements (continued)

The Company also uses forward contracts to hedge the changes in fair value of certain foreign currency denominated available-for-sale securities attributable to fluctuations in foreign currency exchange rates. Changes in the fair value of the hedged securities due to fluctuations in spot rates are offset in Other (income) expense, net, by fair value changes in the forward contracts also based on spot rates. Hedge ineffectiveness was not material for the three and nine months ended September 30, 2001. Changes in the contracts’ fair value due to spot-forward differences are excluded from the designated hedge relationship and recognized in Other (income) expense, net. These amounts were not significant for the three and nine months ended September 30, 2001.

The fair values of forward exchange contracts are reported in Accounts receivable, Other assets, Accounts payable and accrued liabilities or Deferred income taxes and noncurrent liabilities.

Interest Rate Risk Management

The Company may use interest rate swap contracts on certain investing and borrowing transactions to manage its net exposure to interest rate changes and to reduce its overall cost of borrowing. The Company does not use leveraged swaps and, in general, does not leverage any of its investment activities that would put principal capital at risk.

In July 2001, the Company entered into a five-year $500.0 million notional amount pay-floating, receive-fixed interest rate swap contract designated as a hedge of the fair value changes in $500.0 million of five-year fixed rate notes attributable to changes in the benchmark London Interbank Offered Rate (LIBOR) swap rate. The swap effectively converts fixed rate obligations to floating rate instruments. The fair value changes in the notes are fully offset in Interest expense by the fair value changes in the swap contract.

The Company is also a party to a seven-year combined interest rate and currency swap contract entered into in 1997 which converts a variable rate Dutch guilder investment to a variable rate U.S. dollar investment. The interest rate component of the swap is not designated as a hedge. The currency swap component is designated as a hedge of the changes in fair value of the investment attributable to exchange. Accordingly, changes in the fair value of the investment due to fluctuations in spot rates are offset in Other (income) expense, net, by fair value changes in the currency swap. Hedge ineffectiveness was not significant for the three and nine months ended September 30, 2001. The fair values of these contracts are reported in Accounts receivable, Other assets, Accounts payable and accrued liabilities or Deferred income taxes and noncurrent liabilities.

11.	Comprehensive income for the three months ended September 30, 2001 and 2000, representing all changes in Stockholders’ equity during the period other than changes resulting from the Company’s stock, was $2,029.3 million and $1,856.8 million, respectively. Comprehensive income for the nine months ended September 30, 2001 and 2000 was $5,507.1 million and $5,063.9 million, respectively. The amount for the nine months ended September 30, 2001 includes a favorable cumulative effect of accounting change of $45.5 million (net of $31.4 million of income tax) from the January 1 adoption of FAS 133. This amount represented the mark to fair value of purchased local currency put options maturing throughout 2001 which hedged anticipated foreign currency denominated sales over that same period. (See Note 10 for further information.) At September 30, 2001, the net deferred gain associated with these options approximated $3.3 million (net of $2.3 million of income tax).

Notes to Consolidated Financial Statements (continued)

12.	The Company’s operations are principally managed on a products and services basis and are comprised of two reportable segments: Merck Pharmaceutical, which includes products marketed either directly or through joint ventures, and Merck-Medco. Merck Pharmaceutical products consist of therapeutic agents, sold by prescription, for the treatment of human disorders. Merck-Medco revenues are derived from the filling and management of prescriptions and health management programs. All Other includes non-reportable human and animal health segments. Revenues and profits for these segments are as follows:

	($ in millions)

	Three Months		Nine Months
	Ended September 30		Ended September 30

	2001	2000	2001	2000

Segment revenues:

Merck Pharmaceutical	$5,017.1	$4,719.0	$14,495.3	$13,561.8

Merck-Medco	7,269.7	6,244.6	21,862.2	16,382.1

All Other	366.4	352.5	982.0	925.0

	$12,653.2	$11,316.1	$37,339.5	$30,868.9

Segment profits:

Merck Pharmaceutical	$3,176.5	$3,041.7	$8,981.2	$8,609.2

Merck-Medco	219.4	179.0	542.4	471.5

All Other	295.3	303.2	772.1	733.8

	$3,691.2	$3,523.9	$10,295.7	$9,814.5

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

A reconciliation of total segment profits to consolidated income before taxes is as follows:

	($ in millions)

	Three Months		Nine Months
	Ended September 30		Ended September 30

	2001	2000	2001	2000

Segment profits	$3,691.2	$3,523.9	$10,295.7	$9,814.5

Other profits	64.8	72.8	215.3	232.3

Adjustments	92.1	143.3	266.1	392.7

Unallocated:

Interest income	114.6	124.8	380.3	326.4

Interest expense	(121.8)	(121.8)	(355.2)	(355.1)

Equity income from affiliates	49.2	70.2	235.2	219.4

Depreciation and amortization	(289.7)	(255.6)	(863.3)	(776.2)

Research and development	(590.3)	(609.8)	(1,740.0)	(1,681.5)

Other expenses, net	(227.0)	(306.2)	(690.0)	(859.5)

	$2,783.1	$2,641.6	$7,744.1	$7,313.0

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

13.	Legal proceedings to which the Company is a party are discussed in Part I Item 3, Legal Proceedings, in the 2000 Annual Report on Form 10-K. Current developments are addressed in Part II of this filing.

MANAGEMENT’S ANALYSIS OF INTERIM FINANCIAL INFORMATION

Earnings per share for the third quarter of 2001 were $0.84, an increase of 8% over the third quarter of 2000. Third quarter net income grew 6% to $1,948.2 million. Sales grew 13% to $11.9 billion for the quarter.

For the first nine months, earnings per share were $2.33, an increase of 8% over the first nine months of 2000. Net income grew 7% to $5,420.9 million over the same period. Sales grew 22% for the first nine months of 2001 to $35.2 billion.

Merck’s five key growth drivers — ‘Zocor’, ‘Vioxx’, ‘Cozaar’ and ‘Hyzaar’*, ‘Fosamax’ and ‘Singulair’ – had increased sales of 30% for the third quarter, driving Merck’s human health sales performance. Overall, Merck’s human health sales grew 6% for the third quarter and first nine months of 2001. Excluding the unfavorable effect of three percentage points from foreign exchange, the Company’s human health sales grew by 9% for both the third quarter and nine months. Sales outside of the United States accounted for 36% of the Company’s human health sales growth for the nine-month period. The Company’s overall sales growth also benefited from the Merck-Medco business, which increased 19% for the quarter.

Merck’s five key growth drivers, which had increased sales of nearly 30% over the first nine months of 2000 and now account for two-thirds of Merck’s worldwide human health sales, continue to lead Merck’s income growth. These products remain a solid platform for growth, with four of the Company’s five key medicines directed at disease categories each having more than 20 million untreated patients in the U.S. alone.

‘Zocor’, Merck’s cholesterol-modifying medicine, had another strong quarter with worldwide sales reaching $1.7 billion for the period, representing a 28% increase over third quarter 2000. Physicians continue to increase their prescriptions of ‘Zocor’ in large part because of the medicine’s demonstrated ability to act favorably on all three key lipid parameters – low-density lipoprotein (LDL), so-called “bad” cholesterol; high-density lipoprotein (HDL), so-called “good” cholesterol; and triglycerides. Following the withdrawal of a competitive medicine, ‘Zocor’ gained market share in the United States and in Europe.

‘Vioxx’, a once-a-day medicine, is the only COX-2 selective agent approved in the United States for both osteoarthritis and acute pain. Available in more than 70 countries, ‘Vioxx’ is Merck’s second largest-selling medicine. In the third quarter, ‘Vioxx’ continued new prescription leadership within the coxib market in the United States and in many European and Latin American countries. ‘Vioxx’ became the first and only coxib approved for acute pain in a European Union country when it launched with that indication in the United Kingdom in September 2001. In the third quarter, ‘Vioxx’ achieved $795 million in sales, an increase of 29% over the same quarter last year.

‘Cozaar’ and ‘Hyzaar’, Merck’s high blood pressure medicines, together are the No. 2 antihypertensive medicines in the world and maintain their strong growth and leadership of the angiotensin II antagonists (AIIAs) class despite intense competition. Sales for the two products were $540 million for this quarter, an increase of 33% over third quarter 2000. In September 2001, results of RENAAL, an investigational study for ‘Cozaar’, were published in the New England Journal of Medicine. In this trial, ‘Cozaar’ reduced the risk of worsening kidney disease, including the risk of end-stage renal disease (defined as where dialysis or transplantation is required) in patients with Type 2 diabetes and kidney disease. This is the first trial that has ever demonstrated the ability of a drug to significantly reduce the rate of dialysis or transplantation in this patient population.

Global sales of ‘Fosamax’, the leading product worldwide for the treatment of postmenopausal osteoporosis, were $450 million this quarter, up 25% over third quarter 2000. In August 2001, Banyu Pharmaceutical Co., Ltd. (Banyu), Merck’s majority-owned Japanese affiliate, launched ‘Fosamax’ in Japan, the world’s second-largest national prescription market, under the trade name ‘Fosamac’. ‘Fosamax’ is being co-marketed in Japan by Merck licensee Teijin Limited under the trade name ‘Bonalon’. ‘Fosamax’ is the first new osteoporosis treatment approved in that country in six years.

‘Fosamax’ Once Weekly, the first and only oral once-weekly treatment for osteoporosis, has received tremendous physician and patient acceptance since its first introduction in 2000. Launched in 29 markets worldwide, the once-weekly medicine has accelerated the growth of the ‘Fosamax’ brand, extending Merck’s leadership in several markets, including in the United States.

*	‘Cozaar’ and ‘Hyzaar’ are registered trademarks of E.I. du Pont de Nemours and Company, Wilmington, DE, USA.

MANAGEMENT’S ANALYSIS OF INTERIM FINANCIAL INFORMATION (continued)

‘Singulair’, Merck’s once-a-day leukotriene antagonist, remains the No. 1 asthma controller in the United States where it commands more than 40% market share among pediatricians and a nearly 35% market share among allergists. In August 2001, Banyu and Kyorin Pharmaceutical Co., Ltd., a Merck licensee, each began marketing ‘Singulair’ in Japan, under the trademarks ‘Singulair’ and ‘Kipres’, respectively. Global sales for ‘Singulair’ this quarter were $350 million, an increase of 49% over third quarter 2000.

On July 18, 2001, the FDA granted an additional six months of U.S. marketing exclusivity to ‘Mevacor’ (lovastatin), based upon studies performed by the Company for pediatric use. The additional marketing exclusivity commenced on June 15, 2001 and will expire on December 15, 2001.

In the third quarter of 2001, merckmedco.com processed approximately 1.9 million prescriptions, a 63% increase over third quarter 2000, and became the world’s first Internet pharmacy to reach $1 billion in cumulative sales. Merck-Medco Managed Care, L.L.C. has begun operations at its newest, largest and most advanced automated pharmacy, located in Willingboro, N.J.

In October 2001, Merck submitted to the U.S. Food and Drug Administration (FDA) a New Drug Application (NDA) for ‘Arcoxia’ (etoricoxib), an investigational medicine for arthritis and pain. The Company’s substance P antagonist in major depressive disorder has entered Phase III trials. Phase III trials continue for a number of investigational medicines: Merck’s substance P antagonist for chemotherapy-induced nausea and vomiting; ezetimibe, the cholesterol-management agent that is being studied as monotherapy and in co-administration with statins by Merck’s partnership with Schering-Plough; and ‘Singulair’, which is being studied as monotherapy for allergic rhinitis. In October 2001, Merck broke ground for its 11th major research site, which will be located on the campus of Emmanual College in Boston, in one of the finest biomedical communities in the world. Slated to open in early 2004, Merck Research Laboratories-Boston, the Company’s first research facility in Boston, will be a state-of-the-art multi-disciplinary research building devoted to drug discovery.

In July 2001, the Company issued $500.0 million of five-year notes, bearing coupons of 5.25% payable semiannually, under its shelf registration statement. During the year, the Company also issued an additional $85.7 million of securities under the shelf. On October 31, 2001, the Company filed a $1.5 billion shelf registration statement with the Securities and Exchange Commission for the issuance of debt securities, increasing available capacity under such filings to approximately $2.5 billion. Proceeds from the sale of these securities will be used for general corporate purposes.

Effective January 1, 2001, the Company adopted the provisions of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Upon adoption of the Statement, the Company recorded a favorable cumulative effect of accounting change of $45.5 million after tax in Other comprehensive income (loss), representing the mark to fair value of purchased local currency put options. (See Note 11 to the consolidated financial statements for further information.) The cumulative effect of accounting change recorded in Net income was not significant.

In July 2001, the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangible Assets (FAS 142), which is effective beginning January 1, 2002. FAS 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to a business combination. In accordance with FAS 142, goodwill will not be amortized, but rather assigned to reporting units within the Company’s segments and evaluated for impairment on an annual basis using a fair value based test. The Company has identified the appropriate reporting units as defined by the new guidance and is assessing valuation methodologies to be used for impairment test purposes. Beginning January 1, 2002, annual amortization expense of approximately $130.0 million will no longer be recorded.

In June 2001, the Company received a notice from the Federal Trade Commission (FTC) advising the Company that the FTC had closed its investigation into pricing practices which commenced in 1996.

MANAGEMENT’S ANALYSIS OF INTERIM FINANCIAL INFORMATION (continued)

In a continuing worldwide dispute between Merck and Pharmacia Corporation (Pharmacia) over competing claims to the patent rights to the class of compounds that include rofecoxib, the active ingredient in ‘Vioxx’, the federal district court in Washington, D.C., recently dismissed a Pharmacia claim for damages for Merck’s sale of ‘Vioxx’. Pharmacia may seek an appeal of this decision. Merck has also received favorable decisions regarding the patent status of ‘Vioxx’ from courts in the U.K., Holland and Spain, while receiving no adverse decisions in any country. The Company also noted that a number of federal and state lawsuits, involving individual claims as well as purported class actions, have been filed against the Company with respect to ‘Vioxx’. Some of the lawsuits also name as defendants Pfizer Inc. and Pharmacia, which market a competing product, Celebrex. The lawsuits include allegations regarding gastrointestinal bleeding and cardiovascular events. The Company believes that these lawsuits are completely without merit and will vigorously defend them.

From time to time, generic manufacturers of pharmaceutical products file Abbreviated New Drug Applications (ANDAs) with the FDA seeking to market generic forms of Company products prior to the expiration of relevant patents owned by the Company. Generic pharmaceutical manufacturers have submitted ANDAs to the FDA seeking to market in the U.S. a generic form of ‘Fosamax’ (alendronate) and ‘Prilosec’ (omeprazole) prior to the expiration of the Company’s (and AstraZeneca’s in the case of ‘Prilosec’) patents concerning these products. The generic companies’ ANDAs include challenges to the validity and enforceability of the patents. The Company has filed patent infringement suits in federal court against companies filing ANDAs for generic alendronate, and AstraZeneca and the Company have filed patent infringement suits in federal court against companies filing ANDAs for generic omeprazole. The Company intends to vigorously defend its patents, which it believes are valid, against infringement by generic companies attempting to market products prior to the expiration dates of such patents. A trial with respect to the alendronate daily product commenced on November 6, 2001; no trial involving the alendronate weekly product is expected before 2003. In the case of omeprazole, a trial is scheduled to commence on December 6, 2001. As with any litigation, there can be no assurance of the outcomes, which if adverse, could result in significantly shortened periods of exclusivity for these products.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

This report and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties. One can identify these forward-looking statements by their use of words such as “expects,” “plans,” “will,” “estimates,” “forecasts,” “projects” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company’s growth strategy, financial results, product approvals and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially.

The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors described in the Company’s filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K (if any). In Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed on March 23, 2001, the Company discusses in more detail various important factors that could cause actual results to differ from expected or historic results. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.

Part II — Other Information

Item 1. Legal Proceedings

Information with respect to the closing of an FTC investigation, certain legal proceedings against ‘Vioxx’ and certain legal proceedings against generic pharmaceutical manufacturers is incorporated by reference from Management’s Analysis of Interim Financial Information contained in Part I of this report.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Number	Description	Method of Filing

3(a)	Restated Certificate of Incorporation of Merck & Co., Inc. (September 1, 2000)	Incorporated by reference to Form 10-Q Quarterly Report for the period ended September 30, 2000

3(b)	By-Laws of Merck & Co., Inc. (as amended effective February 25, 1997)	Incorporated by reference to Form 10-Q Quarterly Report for the period ended March 31, 1997

12	Computation of Ratios of Earnings to Fixed Charges	Filed with this document

(b)	Reports on Form 8-K

During the three-month period ending September 30, 2001, the Company filed or furnished:

(i)	one Current Report on Form 8-K under Item 5 – Other Events: Report dated and filed July 19, 2001, regarding the Registrant’s announcement that it has completed its acquisition of Rosetta Inpharmatics, Inc.; and

(ii)	two Current Reports on Form 8-K under Item 9 – Regulation FD Disclosure:

(a)	Report dated and furnished July 20, 2001, regarding earnings for second quarter and certain supplemental information;

(b)	Report dated and furnished August 9, 2001, regarding a presentation to investors first presented on August 9, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCK & CO., INC.

Date: November 9, 2001
/s/ Kenneth C. Frazier KENNETH C. FRAZIER Senior Vice President and General Counsel

Date: November 9, 2001
/s/ Richard C. Henriques RICHARD C. HENRIQUES Vice President, Controller

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