Form 10-K405
period 2001-12-31
MERCK & CO INC
filed 2002-03-21
CIK 64978

     As filed with the Securities and Exchange Commission on March 21, 2002

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                ________________

                                    FORM 10-K

(MARK ONE)

       [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the Fiscal Year Ended December 31, 2001

                                       or

       [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the transition period from  ___________ to ___________

                           Commission File No. 1-3305

                                ________________

                                MERCK & CO., INC.
                                 One Merck Drive
                      Whitehouse Station, N. J. 08889-0100
                                 (908) 423-1000

     Incorporated in New Jersey                       I.R.S. Employer
                                              Identification No. 22-1109110

           Securities Registered pursuant to Section 12(b) of the Act:

                                               Name of Each Exchange
           Title of Each Class                  on which Registered
           -------------------                 ---------------------
               Common Stock           New York and Philadelphia Stock Exchanges
            ($0.01 par value)

     Number of shares of Common Stock ($0.01 par value) outstanding as of February 28, 2002: 2,271,094,459.

     Aggregate market value of Common Stock ($0.01 par value) held by non-affiliates on December 31, 2001 based on closing price on February 28, 2002:
$139,327,000,000.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No __________

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                      Documents Incorporated by Reference:

                  Document                                   Part of Form 10-K
                  --------                                   -----------------
Annual Report to stockholders for the fiscal year              Parts I and II
          ended December 31, 2001
  Proxy Statement for the Annual Meeting of                       Part III
   Stockholders to be held April 23, 2002

================================================================================

                                     PART I

Item 1. Business.

         Merck & Co., Inc. (the "Company") is a global research-driven pharmaceutical company that discovers, develops, manufactures and markets a broad range of human and animal health products, directly and through its joint ventures, and provides pharmaceutical benefit services through Merck-Medco Managed Care, L.L.C. ("Merck-Medco"). The Company's operations are principally managed on a products and services basis and are comprised of two reportable segments: Merck Pharmaceutical, which includes products marketed either directly or through joint ventures, and Merck-Medco. Merck Pharmaceutical products consist of therapeutic and preventive agents, sold by prescription, for the treatment of human disorders. Merck-Medco revenues are derived from the filling and management of prescriptions and health management programs.

         The following table shows the sales of various categories of the Company's products and services:

                      ($ in millions)                          2001           2000           1999
                      ---------------                          ----           ----           ----
         Atherosclerosis ..............................   $ 7,179.6      $ 5,805.2      $ 5,093.2
         Hypertension/heart failure ...................     4,255.6        4,629.1        4,563.8
         Anti-inflammatory/analgesics .................     2,630.5        2,251.7          578.5
         Osteoporosis .................................     1,759.2        1,275.3        1,043.1
         Respiratory ..................................     1,375.7          862.2          501.8
         Vaccines/biologicals .........................     1,022.4          952.0          860.0
         Anti-bacterial/anti-fungal ...................       795.4          783.3          772.3
         Ophthalmologicals ............................       672.2          656.2          670.0
         Human immunodeficiency virus ("HIV") .........       411.0          528.8          664.4
         Anti-ulcerants ...............................       354.2          849.4          913.9
         Other Merck products .........................       891.2        1,629.7        1,820.6
         Merck-Medco ..................................    26,368.7       20,140.3       15,232.4
                                                           --------       --------       --------
              Total ...................................   $47,715.7      $40,363.2      $32,714.0
                                                          =========      =========      =========

         Human health products include therapeutic and preventive agents, generally sold by prescription, for the treatment of human disorders. Among these are atherosclerosis products, which include Zocor (simvastatin) and Mevacor (lovastatin); hypertension/heart failure products, which include Cozaar (losartan potassium), Hyzaar (losartan potassium and hydrochlorothiazide), Prinivil (lisinopril), Vasotec (enalapril maleate) and Vaseretic (enalapril maleate and hydrochlorothiazide); anti-inflammatory/analgesics, of which Vioxx (rofecoxib), an agent that specifically inhibits COX-2, is the largest-selling; an osteoporosis product, Fosamax (alendronate sodium), for treatment and prevention of osteoporosis; a respiratory product, Singulair (montelukast sodium), a leukotriene receptor antagonist; vaccines/biologicals, of which M-M-R II (measles, mumps and rubella virus vaccine live), Varivax (varicella virus vaccine live), a live virus vaccine for the prevention of chickenpox, and Recombivax HB (hepatitis B vaccine [recombinant]) are the largest-selling; anti-bacterial/anti-fungal products, of which Primaxin (imipenem and cilastatin sodium), Noroxin (norfloxacin) and Cancidas (caspofungin acetate) are the largest-selling; ophthalmologicals, of which Timoptic (timolol maleate), Timoptic-XE (timolol maleate ophthalmic gel forming solution), Trusopt (dorzolamide hydrochloride ophthalmic solution) and Cosopt (dorzolamide hydrochloride and timolol maleate ophthalmic solution) are the largest selling; HIV products, which include Crixivan (indinavir sulfate), a protease inhibitor for the treatment of human immunodeficiency viral infection in adults; and anti-ulcerants, which include Pepcid (famotidine).

         Other Merck products include sales of Proscar (finasteride), which provides for the treatment of symptomatic benign prostatic hyperplasia in men with enlarged prostates, Maxalt (rizatriptan benzoate), an anti-migraine treatment, Propecia (finasteride), which treats male pattern hair loss and Aggrastat (tirofiban hydrochloride), a platelet blocker for treatment of acute coronary syndrome, and other human pharmaceuticals; continuing sales to divested businesses; pharmaceutical and animal health supply sales to the Company's joint ventures; and supply sales to AstraZeneca LP. Also included in this category are rebates and discounts on the Company's pharmaceutical products.

         Merck-Medco primarily includes Merck-Medco sales of non-Merck products and Merck-Medco pharmaceutical benefit services, principally sales of prescription drugs through managed prescription drug programs, as well as services provided through programs to manage patient health and drug utilization.

         In January 2002, the Company announced plans to establish Merck-Medco as a separate, publicly-traded company. The Company plans an initial public offering of a portion of the new company by mid-2002, subject to market conditions. Alternatives for the distribution of the remaining shares in the new company are under evaluation. The full separation of Merck-Medco should be completed within 12 months of the initial public offering, subject to receipt of an Internal Revenue Service ruling that such an event would be tax-free to shareholders and to other customary conditions.

         On January 10, 2001, the Antiviral Advisory Committee of the U.S. Food and Drug Administration ("FDA") recommended that the FDA clear Cancidas, the Company's investigational intravenous anti-fungal medicine, for marketing. On January 26, 2001, the FDA cleared Cancidas for marketing in the United States for the treatment of invasive aspergillosis in patients who do not respond to or are intolerant of other anti-fungal therapies. In February 2001, the once-weekly formulation of Fosamax was approved for treatment to increase bone mass in men with osteoporosis. In November 2001, the FDA cleared Invanz (ertapenem sodium), a new once-a-day injectable antibiotic, for marketing in the United States for the treatment of adults with the following moderate to severe infections caused by susceptible strains of the designated organisms: complicated intra-abdominal infections, complicated skin and skin structure infections, community acquired pneumonia, complicated urinary tract infections, and acute pelvic infections.

         In June 2000, Merck-Medco commenced providing pharmaceutical benefit management services for the UnitedHealth Group, one of the largest managed care organizations in the United States.

         In November 2000, the Company formed a new subsidiary, Merck Capital Ventures, LLC, to invest up to $100 million in capital in private Internet and other emerging businesses that focus on areas related to the commercialization, distribution and delivery of pharmaceuticals and related health care services.

         Acquisitions -- In November 1999, the Company acquired SIBIA Neurosciences, Inc., a publicly-held California based biotechnology firm, which engages in the discovery and development of novel small molecule therapeutics for the treatment of neurodegenerative, neuropsychiatric and neurological disorders.

         In June 2000, Merck-Medco acquired ProVantage Health Services, Inc., a publicly-held Wisconsin based health care benefits management and health information company that provided pharmacy benefit services to approximately five million people.

         In July 2001, the Company acquired Rosetta Inpharmatics, Inc., a publicly-held Washington based informational genomics company that designs and develops unique technologies to efficiently analyze gene data to predict how medical compounds will interact with different kinds of cells in the body.

         Joint Ventures -- In 1982, the Company entered into an agreement with Astra AB ("Astra") to develop and market Astra products in the United States. In 1993, the Company's total sales of Astra products reached a level that triggered the first step in the establishment of a joint venture business carried on by Astra Merck Inc. ("AMI"), in which the Company and Astra each owned a 50% share. This joint venture, formed in November 1994, developed and marketed most of Astra's new prescription medicines in the United States including Prilosec (omeprazole), the first of a class of medications known as proton pump inhibitors, which slows the production of acid from the cells of the stomach lining.

         In 1998, the Company and Astra completed the restructuring of the ownership and operations of the joint venture whereby the Company acquired Astra's interest in AMI, renamed KBI Inc. ("KBI"), and contributed KBI's operating assets to a new U.S. limited partnership named Astra Pharmaceuticals, L.P. ("the Partnership"), in which the Company maintains a limited partner interest. The Partnership, renamed AstraZeneca LP, became the exclusive distributor of the products for which KBI retained rights. The Company earns certain Partnership returns as well as ongoing revenue based on sales of current and future KBI products. The Partnership returns include a priority return provided for in the Partnership Agreement, variable returns based, in part, upon sales of certain former Astra USA, Inc. products, and a preferential return representing the Company's share of undistributed Partnership GAAP earnings. In conjunction with the 1998 restructuring, for a payment of $443.0 million, Astra purchased an option to buy the Company's interest in the KBI products, excluding the Company's interest in the gastrointestinal medicines Prilosec and Nexium (esomeprazole magnesium). The Company also granted Astra an option ("the Shares Option") to buy the Company's common stock interest in KBI, at an exercise price based on the net present value of estimated future net sales of Prilosec and Nexium.

         In April 1999, Astra merged with Zeneca Group Plc, forming AstraZeneca AB ("AstraZeneca"). As a result of the merger, Astra was required to make two one-time payments to the Company totaling approximately $1.8 billion for the relinquishment of certain rights, including rights to future Astra products with no existing or pending U.S. patents at the time of the merger. This merger also triggers a partial redemption of the Company's limited partner interest in 2008. Furthermore, as a result of the merger, AstraZeneca's option to buy the Company's interest in the KBI products is exercisable in 2010 and the Company has obtained the right to require AstraZeneca to purchase such interest in 2008. In addition, the Shares Option is exercisable two years after Astra's purchase of the Company's interest in the KBI products.

         In 1989, the Company formed a joint venture with Johnson & Johnson to develop, market and manufacture consumer health care products in the United States. In April 1995, the joint venture obtained FDA clearance in the United States for marketing Pepcid AC (famotidine), an over-the-counter form of the Company's ulcer medication Pepcid. This 50% owned joint venture was expanded into Europe in 1993, and into Canada in 1996. The European extension currently markets and sells over-the-counter pharmaceutical products in France, Germany, Italy, Spain and the United Kingdom.

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

         In 1994, the Company, through the Merck Vaccine Division, and Pasteur Merieux Connaught (now Aventis Pasteur) formed a joint venture to market human vaccines in Europe and to collaborate in the development of combination vaccines for distribution in the European Union ("EU") and the European Free Trade Association. The Company and Aventis Pasteur contributed, among other things, their European vaccine businesses for equal shares in the joint venture, known as Pasteur Merieux MSD, S.N.C. (now Aventis Pasteur MSD, S.N.C.). The joint venture is subject to monitoring by the EU, to which the partners made certain undertakings in return for an exemption from European Competition Law, effective until December 2006. The joint venture is active, directly or through affiliates in Belgium, Denmark, Italy, Germany, Spain, France, Austria, Ireland and the United Kingdom, and through distributors in the rest of Europe.

         In 1997, the Company and Rhone-Poulenc S.A. combined their respective animal health and poultry genetics businesses to form Merial Limited ("Merial"), a fully-integrated animal health company, which is a stand-alone joint venture, equally owned by each party. Merial provides a comprehensive range of pharmaceuticals and vaccines to enhance the health, well-being and performance of a wide range of animal species. In December 1999, Rhone-Poulenc S.A.'s interest in Merial was acquired by Aventis S.A., a corporation formed by the merger of Rhone-Poulenc S.A. and Hoechst A.G.

         In May 2000, the Company and Schering-Plough Corporation ("Schering-Plough") entered into agreements to create separate partnerships to develop and market in the United States new prescription medicines in the cholesterol-management and respiratory therapeutic areas. These partnerships are pursuing the development and marketing of Zetia (ezetimibe), an investigational cholesterol absorption inhibitor discovered by Schering-Plough, as a once-daily monotherapy and in co-administration with statins; Zetia as a once-daily combination tablet with Zocor; and a once-daily combination tablet of Singulair and Claritin, Schering-Plough's nonsedating antihistamine, for the treatment of allergic rhinitis and asthma. In December 2001, the Company and Schering-Plough announced the worldwide expansion (excluding Japan) of the cholesterol-management partnership.

         Also in December 2001, an entity of the Merck/Schering-Plough Pharmaceuticals partnership submitted a New Drug Application ("NDA") to the FDA for Zetia tablets, to be administered alone or with statins for the reduction of elevated cholesterol levels. On February 28, 2002, the FDA accepted for standard review the NDA for Zetia tablets, to be administered alone or with a statin for the reduction of elevated cholesterol levels (hypercholesterolemia).

         In February 2001, Merck-Medco, Advance PCS and Express Scripts, Inc. announced the signing of an agreement to form RxHub. RxHub will be an electronic exchange enabling physicians to link with participating pharmacies, prescription benefit managers and health plans. RxHub is designed to operate as a utility for the conduit of information among all parties engaging in electronic prescribing. Merck-Medco owns one-third of the equity in RxHub.

         Competition -- The markets in which the Company's pharmaceutical business is conducted are highly competitive and, in many cases, highly regulated. Such competition involves an intensive search for technological innovations and the ability to market these innovations effectively. With its long-standing emphasis on research and development, the Company is well prepared to compete in the search for technological innovations. Additional resources to meet competition include quality control, flexibility to meet exact customer specifications, an efficient distribution system and a strong technical information service. The Company is active in acquiring and marketing products through joint ventures and licenses and has been refining its sales and marketing efforts to further address changing industry conditions. However, the introduction of new products and processes by competitors may result in price reductions and product replacements, even for products protected by patents. For example, the number of compounds available to treat diseases typically increases over time and has resulted in slowing the growth in sales of certain of the Company's products.

         In addition, particularly in the area of human pharmaceutical products, legislation enacted in all states allows, encourages or, in a few instances, in the absence of specific instructions from the prescribing physician, mandates the use of "generic" products (those containing the same active chemical as an innovator's product) rather than "brand-name" products. Governmental and other pressures toward the dispensing of generic products have significantly reduced the sales of certain of the Company's products no longer protected by patents, such as Vasotec, Vaseretic, Pepcid and Mevacor, and slowed the growth of certain other products.

         Merck-Medco's pharmacy benefit management business is highly competitive. Merck-Medco competes with other pharmacy benefit managers, insurance companies and other providers of health care and/or administrators of health care programs. Merck-Medco competes primarily on the basis of its ability to design and administer innovative programs that help plan sponsors provide high-quality, affordable prescription drug care and health management services to health plan members. Merck-Medco dispenses prescription drugs from its national network of mail service pharmacies, manages prescriptions dispensed through a national network of participating retail pharmacies and implements health management programs to help its members with some chronic conditions better understand their conditions and comply with their prescribed drug therapies.

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

         In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the health care system, either nationally or at the state level. Such legislative initiatives introduced in Congress include prescription drug benefit proposals for Medicare beneficiaries. Although a reform bill has not been enacted at the federal level, some states have passed reform legislation and further federal and state developments are expected. Although the Company is well positioned to respond to evolving market forces, it cannot predict the outcome or effect of legislation resulting from these reform efforts.

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

         Also, federal and state governments have pursued methods to directly reduce the cost of drugs for which they pay. For example, federal legislation requires the Company to pay a specified rebate for medicines reimbursed by Medicaid, and also to pay rebates similar to the Medicaid rebate for outpatient medicines purchased by certain Public Health Service entities and "disproportionate share" hospitals (hospitals meeting certain criteria), and minimum discounts of 24% off of a defined "non-federal average manufacturer price" for the Veterans' Administration, Federal Supply Schedule and certain other federal sector purchasers of medicines.

         Initiatives in some states seek rebates beyond the minimum required by Medicaid legislation, in some cases for patients beyond those who are eligible for Medicaid. Under the Federal Vaccines for Children entitlement program, the U.S. Centers for Disease Control and Prevention ("CDC") funds and purchases recommended pediatric vaccines at a public sector price for the immunization of Medicaid-eligible, uninsured, native American and certain underinsured children. The Company was awarded CDC contracts in 2001 for the supply of six pediatric vaccines for this program (and monovalent components of such vaccines).

         Outside the United States, the Company encounters similar regulatory and legislative issues in most of the countries where it does business. There, too, the primary thrust of governmental inquiry and action is toward determining drug safety and effectiveness, often with mechanisms for controlling the prices of prescription drugs and the profits of prescription drug companies. The EU has adopted directives concerning the classification, labeling, advertising, wholesale distribution and approval for marketing of medicinal products for human use. The Company's policies and procedures are already consistent with the substance of these directives; consequently, it is believed that they will not have any material effect on the Company's business.

         In addition, certain countries within the EU, recognizing the economic importance of the research-based pharmaceutical industry and the value of innovative medicines to society, are working with industry and the European Commission on proposals for market deregulation.

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

         Patent portfolios developed for products introduced by the Company normally provide market exclusivity. Basic patents are in effect for the following major products in the United States: Aggrastat, Cancidas, Chibroxin (norfloxacin), Cosopt, Cozaar, Crixivan, Fosamax, Hyzaar, Invanz, Maxalt, PedvaxHIB (Haemophilus b conjugate vaccine), Primaxin, Propecia, Proscar, Recombivax HB, Singulair, Trusopt, Vioxx and Zocor.

         In 2001, several U.S. product patents expired, including Mevacor, Prinivil, Prinzide (lisinopril and hydrochlorothiazide) and Vaseretic. The product patent for Prilosec (which is supplied exclusively to AstraZeneca LP) in the United States also expired in 2001. In the aggregate, domestic sales of these products, as well as Pepcid, for which market exclusivity expired in 2001, represent 10% of the Company's human health sales for 2001. The Company expects a significant decline in the sales of these products in 2002 as a result of the loss of market exclusivity. With the exception of Prilosec, for which the Company has U.S. rights only, a decline is also expected in the Company's European sales for these products in the years 2002 through 2005 upon the loss of market exclusivity in European countries throughout this period. European sales of these products represent 1% of the Company's human health sales for 2001.

         The Company filed a supplemental new drug application with the FDA for Prinivil, in accordance with the provisions of the FDA Modernization Act of 1997 (the "Modernization Act"). Pursuant to the Modernization Act, the FDA granted an additional six months of market exclusivity, commencing December 2001, in the United States to Prinivil and Prinzide for all their uses, based upon pediatric studies performed by the Company. The FDA also granted an additional six months of market exclusivity in the United States to Singulair from its February 2012 patent expiration until August 2012, and Zocor from its December 2005 basic patent expiration until June 2006, in response to supplemental new drug applications the Company filed on pediatric studies. The market exclusivity which commenced in the United States for product patents for Prilosec in April 2001, and Mevacor in July 2001, pursuant to the Modernization Act, expired in October 2001 and December 2001, respectively. Market exclusivity in the United States also expired for Pepcid in April 2001. The Modernization Act, which was passed in 1997, includes a Pediatric Exclusivity Provision that may provide an additional six months of market exclusivity in the United States for indications of new or currently marketed drugs, if certain agreed upon pediatric studies are completed by the applicant. These exclusivity provisions were reauthorized until October 1, 2007 by the "Best Pharmaceuticals for Children Act" passed in January 2002.

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

         Royalties received during 2001 on patent and know-how licenses and other rights amounted to $125.5 million. The Company also paid royalties amounting to $522.8 million in 2001 under patent and know-how licenses it holds.

Research and Development

         The Company's business is characterized by the introduction of new products or new uses for existing products through a strong research and development program. Approximately 11,900 people are employed in the Company's research activities. Expenditures for the Company's research and development programs were $2.5 billion in 2001, $2.3 billion in 2000 and $2.1 billion in 1999 and will be approximately $2.9 billion in 2002. The Company maintains its ongoing commitment to research over a broad range of therapeutic areas and clinical development in support of new products. Total expenditures for the period 1992 through 2001 exceeded $16.7 billion with a compound annual growth rate of 10%.

         The Company maintains a number of long-term exploratory and fundamental research programs in biology and chemistry as well as research programs directed toward product development. Projects related to human health are being carried on in various fields such as bacterial and viral infections, cardiovascular functions, cancer, diabetes, pain and inflammation, kidney function, obesity, mental health, the nervous system, ophthalmic research, prostate therapy, the respiratory system, fungal diseases, bone diseases, endoparasitic and ectoparasitic diseases, companion animal diseases and production improvement.

         In the development of human health products, industry practice and government regulations in the United States and most foreign countries provide for the determination of effectiveness and safety of new chemical compounds through preclinical tests and controlled clinical evaluation. Before a new drug may be marketed in the United States, recorded data on preclinical and clinical experience are included in the NDA or the biological Product License Application to the FDA for the required approval. The development of certain other products is also subject to government regulations covering safety and efficacy in the United States and many foreign countries. There can be no assurance that a compound that is the result of any particular program will obtain the regulatory approvals necessary for it to be marketed.

         New product candidates resulting from this research and development program include Arcoxia (etoricoxib), a second COX-2 specific inhibitor potentially useful for the treatment of osteoarthritis, rheumatoid arthritis, acute pain, chronic pain and dysmenorrhea, for which the Company filed an NDA with the FDA on August 8, 2001. The Company plans to submit an expanded NDA for Arcoxia to the FDA in order to include new efficacy data that will better position the product to compete successfully in the coxib class, where there already are three entrants. Accordingly, on March 13, 2002, the Company withdrew the original U.S. NDA for the investigational medicine. The Company is submitting the additional efficacy data to support a new indication for ankylosing spondylitis, which is a chronic, inflammatory disorder primarily involving the spine. In addition to the indications listed above, the Company is seeking an indication for acute gouty arthritis. Timing of the expanded submission has not been determined. The regulatory process for Arcoxia outside the United States continues uninterrupted.

         Other products in development include an oral compound potentially useful for treatment of chemotherapy-induced emesis; an oral compound potentially useful for the treatment of depression and other neuropsychiatric diseases; a compound potentially useful for the treatment of diabetes and diabetic dyslipidemia; a compound potentially useful for the treatment of anxiety; a compound potentially useful for the treatment of Chronic Obstructive Pulmonary Disease and asthma; a compound potentially useful to treat AIDS; and certain new vaccines including a Human Papillomavirus vaccine ("HPV"), potentially useful to prevent HPV infection; a rotavirus vaccine potentially useful for the prevention of infant diarrhea and dehydration caused by rotavirus; and a vaccine potentially useful for the prevention and treatment of human immunodeficiency virus.

         All product or service marks appearing in type form different from that of the surrounding text are trademarks or service marks owned by or licensed to Merck & Co., Inc., its subsidiaries or affiliates (including Zetia, a trademark owned by an entity of the Merck/Schering-Plough Pharmaceuticals partnership). Cozaar and Hyzaar are registered trademarks of E.I. du Pont de Nemours and Company, Wilmington, DE. Claritin is a trademark of Schering Corporation and Prilosec and Nexium are trademarks of the AstraZeneca group.

Employees

         At the end of 2001, the Company had 78,100 employees worldwide, with 50,400 employed in the United States, including Puerto Rico. Approximately 30% of worldwide employees of the Merck Pharmaceutical and Merck-Medco segments are represented by various collective bargaining groups.

Environmental Matters

         The Company believes that it is in compliance in all material respects with applicable environmental laws and regulations. In 2001, the Company incurred capital expenditures of approximately $197.5 million for environmental protection facilities. Capital expenditures for this purpose are forecasted to exceed $500.0 million for the years 2002 through 2006. In addition, the Company's operating and maintenance expenditures for environmental protection facilities were approximately $88.7 million in 2001. Expenditures for this purpose for the years 2002 through 2006 are forecasted to approximate $520.0 million. The Company is also remediating environmental contamination resulting from past industrial activity at certain of its sites. Expenditures for remediation and environmental liabilities were $34.2 million in 2001, and are estimated at $137.0 million for the years 2002 through 2006. These amounts do not consider potential recoveries from insurers or other parties. The Company has taken an active role in identifying and providing for these costs, and in management's opinion, the liabilities for all environmental matters which are probable and reasonably estimable have been accrued. Although it is not possible to predict with certainty the outcome of these environmental matters, or the ultimate costs of remediation, management does not believe that any reasonably possible expenditures that may be incurred in excess of those provided should result in a materially adverse effect on the Company's financial position, results of operations, liquidity or capital resources.

Cautionary Factors that May Affect Future Results
(Cautionary Statements Under the Private Securities Litigation Reform Act of
1995)

         This report and other written reports and oral statements made from time to time by the Company may contain so-called "forward-looking statements," all of which are subject to risks and uncertainties. One can identify these forward-looking statements by their use of words such as "expects," "plans," "will," "estimates," "forecasts," "projects" and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company's growth strategy, financial results, product approvals and development programs, as well as the proposed initial public offering, and eventual divestiture of our Medco subsidiary. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company's forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially. Although it is not possible to predict or identify all such factors, they may include the following:

..    Generic competition as product patents for several products have recently expired in the United States and other countries, including product patents for Mevacor (U.S. - 2001), Prinivil and Prinzide (U.S. - 2001) and Vaseretic (U.S. - 2001). In addition, the product patent for Prilosec, which is supplied exclusively to AstraZeneca LP, also expired in 2001.

..    Increased "brand" competition in therapeutic areas important to the
     Company's long-term business performance.

..    The difficulties and uncertainties inherent in new product development. The outcome of the lengthy and complex process of new product development is inherently uncertain. A candidate can fail at any stage of the process and one or more late-stage product candidates could fail to receive regulatory approval. New product candidates may appear promising in development but fail to reach the market because of efficacy or safety concerns, the inability to obtain necessary regulatory approvals, the difficulty or excessive cost to manufacture and/or the infringement of patents or intellectual property rights of others. Furthermore, the sales of new products may prove to be disappointing and fail to reach anticipated levels.

..    Pricing pressures, both in the United States and abroad, including rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and health care reform, pharmaceutical reimbursement and pricing in general.

..    Changes in government laws and regulations and the enforcement thereof affecting the Company's pharmaceutical, vaccine and/or pharmaceutical benefits management businesses.

..    Efficacy or safety concerns with respect to marketed products, whether or not scientifically justified, leading to product recalls, withdrawals or declining sales.

..    Legal factors, including product liability claims, antitrust litigation and governmental investigations, environmental concerns and patent disputes with branded and generic competitors, any of which could preclude commercialization of products or negatively affect the profitability of existing products.

..    Lost market opportunity resulting from delays and uncertainties in the approval process of the FDA and foreign regulatory authorities.

..    Increased focus on privacy issues in countries around the world, including the United States and the EU. In the United States, federal and state governments have pursued legislative and regulatory initiatives regarding patient privacy, including recently issued federal privacy regulations concerning health information, which could affect the Company's operations, particularly at Merck-Medco.

..    Changes in tax laws including changes related to the taxation of foreign earnings, as well as the impact of legislation capping and ultimately repealing Section 936 of the Internal Revenue Code (relating to earnings from the Company's Puerto Rican operations).

..    Changes in accounting standards promulgated by the American Institute of
     Certified Public Accountants, the Financial Accounting Standards Board or the Securities and Exchange Commission that are adverse to the Company.

..    The risk that the initial public offering of our Medco subsidiary may not be completed due to economic and stock market conditions generally and specifically as such conditions may impact the pharmacy benefit manager industry. Additionally, if the initial public offering is completed, the Company may not complete the divestiture of its remaining interest in Medco due to, among other reasons, the failure to obtain an Internal Revenue Service ruling that the divestiture to stockholders would be treated as a tax free distribution, or the failure to meet other customary conditions.

..    Economic factors over which the Company has no control, including changes in inflation, interest rates and foreign currency exchange rates.

         This list should not be considered an exhaustive statement of all potential risks and uncertainties.

Geographic Area and Segment Information

         The Company's operations outside the United States are conducted primarily through subsidiaries. Sales of the Company's human health products by subsidiaries outside the United States were 37% of the Company's human health sales in 2001, and 36% and 40% in 2000 and 1999, respectively.

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

         Financial information about geographic areas and operating segments of the Company's business is incorporated by reference to page 37 of the Company's 2001 Annual Report to stockholders.

Item 2. Properties.

         The Company's corporate headquarters is located in Whitehouse Station, New Jersey. The Company's pharmaceutical business is conducted through divisional headquarters located in Rahway, New Jersey and West Point, Pennsylvania. Principal research facilities for human health products are located in Rahway and West Point. The Company also has production facilities for human health products at nine locations in the United States and Puerto Rico. Branch warehouses provide services throughout the country. Outside the United States, through subsidiaries, the Company owns or has an interest in manufacturing plants or other properties in Australia, Canada, countries in Western Europe, Central and South America, Africa and Asia. Merck-Medco operates its primary businesses through its headquarters located in Franklin Lakes, New Jersey, and through owned or leased facilities in various locations throughout the United States.

         Capital expenditures for 2001 were $2,724.7 million compared with $2,727.8 million for 2000. In the United States, these amounted to $2,128.6 million for 2001 and $2,139.6 million for 2000. Abroad, such expenditures amounted to $596.1 million for 2001 and $588.2 million for 2000.

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

Item 3. Legal Proceedings.

         The Company, including Merck-Medco, is party to a number of antitrust suits, certain of which have been certified as class actions, instituted by most of the nation's retail pharmacies and consumers in several states, alleging conspiracies in restraint of trade and challenging the pricing and/or purchasing practices of the Company and Merck-Medco, respectively. A significant number of other pharmaceutical companies and wholesalers have also been sued in the same or similar litigation. These actions, except for several actions pending in state courts, have been consolidated for pre-trial purposes in the United States District Court for the Northern District of Illinois. In 1996, the Company and several other defendants finalized an agreement to settle the federal class action alleging conspiracy, which represents the single largest group of retail pharmacy claims. Since that time, the Company has entered into other settlements on satisfactory terms. In October 2001, the Judicial Panel on Multi-District Litigation ("Panel") determined that consolidated pretrial proceedings in federal district court in Chicago were substantially completed. The Panel ordered that all of the federal antitrust conspiracy cases, several of which have not been settled by the Company, be returned to the federal district courts in which each case was originally filed. The cases have now been returned to those courts for further proceedings. The Company has not engaged in any conspiracy and no admission of wrongdoing was made nor included in any settlement agreements. While it is not feasible to predict the final outcome of the remaining proceedings, in the opinion of the Company, such proceedings should not ultimately result in any liability which would have a materially adverse effect on the financial position, liquidity or results of operations of the Company.

         In June 2001, the Company received a notice from the Federal Trade Commission ("FTC") advising the Company that the FTC had closed its investigation into pricing practices, which commenced in 1996. The Company has been advised by the U.S. Department of Justice that it is investigating marketing and selling activities of the Company and other pharmaceutical manufacturers. The Company will be working with the government to respond appropriately to informational requests.

         In a continuing worldwide dispute between the Company and Pharmacia Corporation ("Pharmacia") over competing claims to the patent rights to the class of compounds that include rofecoxib, the active ingredient in Vioxx, the federal district court in Washington, D.C. recently dismissed a Pharmacia claim for damages for the Company's sale of Vioxx. Pharmacia may seek an appeal of this decision. The Company has also received favorable decisions regarding the patent status of Vioxx from courts in the United Kingdom, Holland and Spain, while receiving no adverse decisions in any country. In addition, in February 2002, the Board of Appeal at the European Patent Office revoked, in its entirety, the Pharmacia European patent that has been the basis of patent infringement suits involving

Vioxx in European countries. As a result, Merck will maintain exclusive patent rights in Europe for Vioxx. The Company also noted that a number of federal and state lawsuits, involving individual claims as well as purported class actions, have been filed against the Company with respect to Vioxx. Some of the lawsuits also name as defendants Pfizer Inc. and Pharmacia, which market a competing product. The lawsuits include allegations regarding gastrointestinal bleeding and cardiovascular events. The Company believes that these lawsuits are completely without merit and will vigorously defend them.

         From time to time, generic manufacturers of pharmaceutical products file Abbreviated New Drug Applications ("ANDAs") with the FDA seeking to market generic forms of Company products prior to the expiration of relevant patents owned by the Company. Generic pharmaceutical manufacturers have submitted ANDAs to the FDA seeking to market in the United States a generic form of Fosamax and Prilosec prior to the expiration of the Company's (and AstraZeneca's in the case of Prilosec) patents concerning these products. The generic companies' ANDAs include allegations of non-infringement, invalidity and unenforceability of the patents. One manufacturer has received FDA approval to market a generic form of Prilosec. The Company has filed patent infringement suits in federal court against companies filing ANDAs for generic alendronate, and AstraZeneca and the Company have filed patent infringement suits in federal court against companies filing ANDAs for generic omeprazole. In the case of alendronate, similar patent challenges exist in certain foreign jurisdictions. The Company intends to vigorously defend its patents, which it believes are valid, against infringement by generic companies attempting to market products prior to the expiration dates of such patents. A trial in the United States with respect to the alendronate daily product concluded in November 2001 and the Company is awaiting a ruling; no trial involving the alendronate weekly product is expected before 2003. In the case of omeprazole, a trial in the United States commenced in December 2001. As with any litigation, there can be no assurance of the outcomes, which, if adverse, could result in significantly shortened periods of exclusivity for these products.

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

Merck-Medco
-----------

         Seven plaintiffs, from six pharmaceutical benefit plans for which Merck-Medco is the pharmaceutical benefit manager, have sued Merck-Medco and the Company in federal court. The suits, which are similar to claims against other pharmaceutical benefit managers in other pending cases, allege that Merck-Medco should be treated as a "fiduciary" under the provisions of the Employee Retirement Income Security Act ("ERISA"). Plaintiffs have not yet formally sought class-action status.

         The amended complaints in the lawsuits also allege that the Company and Merck-Medco have violated ERISA by using Merck-Medco to increase the Company's market share and by entering into certain "prohibited transactions" with each other that favor the Company's products. The plaintiffs have demanded that Merck-Medco and the Company turn over any unlawfully obtained profits to a trust to be set up for the benefit plans. A motion for summary judgment filed by Merck-Medco has been withdrawn for procedural reasons without prejudice to being refiled.

         In addition, a complaint against Merck-Medco and the Company has recently been filed by one Northwest Airlines plan participant, purportedly on behalf of the plan and similarly-situated self-funded plans. Class action status has not yet been sought, and Northwest Airlines is not a party to the lawsuit. The complaint relies on many of the same theories as the litigation discussed above.

         Merck-Medco and the Company believe that these cases are without merit, Merck-Medco is not a "fiduciary" within the meaning of ERISA and the Company has not violated ERISA. Merck-Medco and the Company intend to vigorously defend these claims.

Item 4.  Submission of Matters to a Vote of Security Holders.

          Not applicable.

                                _________________

Executive Officers of the Registrant (as of March 15, 2002)

RAYMOND V. GILMARTIN -- Age 61

        June, 1994 -- Chairman of the Board (since November, 1994), President and Chief Executive Officer

DAVID W. ANSTICE -- Age 53

        March, 2001 -- President, The Americas and U.S. Human Health -- responsible for one of the two prescription drug divisions comprising U.S. Human Health, as well as the Company's prescription drug business in Canada and Latin America, and the Company's joint venture relationship with Schering-Plough

        January, 1997 -- President, Human Health-The Americas -- responsible for the Company's human health business in the United States, Canada and Latin America

PAUL R. BELL -- Age 56

        April, 1997 -- President, Human Health-Asia Pacific -- responsible for the Company's prescription drug business in the Far East, Australia, New Zealand and Japan

        March, 1994 -- Vice President, Merck Sharp & Dohme Australia and New
         Zealand

RICHARD T. CLARK -- Age 56

        January, 2000 -- President, Merck-Medco Managed Care, L.L.C.
         (Merck-Medco), a wholly-owned subsidiary of the Company

        June, 1997 -- Executive Vice President/Chief Operating Officer,
         Merck-Medco

        April, 1997 -- Senior Vice President, Quality and Commercial Affairs,
         Merck Manufacturing Division (MMD)

        May, 1996 -- Senior Vice President, North American Operations, MMD

CELIA A. COLBERT -- Age 45

        January, 1997 -- Vice President, Secretary (since September, 1993) and
         Assistant General Counsel (since November, 1993)

CAROLINE DORSA -- Age 42

        September, 1999 -- Vice President and Treasurer -- responsible for the
         Company's treasury and tax functions and for providing financial support for the Asia Pacific Division

        February, 1999 -- Vice President and Treasurer -- responsible for the
         Company's treasury and tax functions

        January, 1997 -- Vice President and Treasurer (since January, 1994)

KENNETH C. FRAZIER -- Age 47

        December, 1999 -- Senior Vice President and General Counsel -- responsible for legal and public affairs functions and The Merck Company Foundation (a not-for-profit charitable organization affiliated with the Company)

        January, 1999 -- Vice President and Deputy General Counsel

        January, 1997 -- Vice President, Public Affairs (since April, 1994) and
         Assistant General Counsel -- responsible for public affairs, corporate legal activities and The Merck Company Foundation

DOUGLAS A. GREENE -- Age 57

        May, 2000 -- Executive Vice President, Clinical Sciences and Product
         Development, Merck Research Laboratories

        Prior to May, 2000, Dr. Greene served as Chief, Division of
         Endocrinology & Metabolism at the University of Michigan School of Medicine since 1991 and as Director, Center for Clinical Investigation and Therapeutics since 1998

RICHARD C. HENRIQUES JR. -- Age 46

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

        January, 1998 -- Vice President & Controller, The Americas

        January, 1997 -- Controller, The Americas

BERNARD J. KELLEY -- Age 60

        December, 1993 -- President, Merck Manufacturing Division

PETER S. KIM -- Age 43

        February, 2001 -- Executive Vice President, Research and Development,
         Merck Research Laboratories

        Prior to February, 2001, Dr. Kim served as Member of the Whitehead
         Institute (1985 - 2001), Professor of Biology at the Massachusetts Institute of Technology (1988 - 2001), and Investigator of the Howard Hughes Medical Institute (1990 - 2001)

JUDY C. LEWENT -- Age 53

        February, 2001 -- Executive Vice President and Chief Financial Officer
         -- responsible for financial and corporate development functions, internal auditing, corporate licensing, the Company's joint venture relationships, and Merck Capital Ventures, LLC, a wholly-owned subsidiary of the Company

        November, 2000 -- Senior Vice President and Chief Financial Officer -- responsible for financial and corporate development functions, internal auditing, corporate licensing, the Company's joint venture relationships, and Merck Capital Ventures, LLC

        January, 1997 -- Senior Vice President (since January, 1993) and Chief
         Financial Officer (since April, 1990) -- responsible for financial and corporate development functions, internal auditing and the Company's joint venture relationships

ADEL MAHMOUD -- Age 60

        May, 1999 -- President, Merck Vaccines

        November, 1998 -- Executive Vice President, Merck Vaccines

        Prior to November, 1998, Dr. Mahmoud was the John H. Hord Professor and
         Chairman, Department of Medicine and Physician-in-Chief, Case Western Reserve University and University Hospitals of Cleveland (1987-1998)

EDWARD M. SCOLNICK -- Age 61

        December, 1999 -- Executive Vice President, Science and Technology and
         President, Merck Research Laboratories (MRL) -- responsible for worldwide research function, computer resources and corporate licensing

        September, 1994 -- Executive Vice President (since January, 1993),
         Science and Technology and President, MRL (since May, 1985) -- responsible for worldwide research function and activities of Merck Manufacturing Division (since December, 1993), computer resources (since January, 1993) and corporate licensing

BRADLEY T. SHEARES -- Age 45

        March, 2001 -- President, U.S. Human Health -- responsible for one of the two prescription drug divisions comprising U.S. Human Health (USHH)

        July, 1998 -- Vice President, Hospital Marketing and Sales, USHH

        May, 1996 -- Vice President, Anti-Infectives Therapeutic Business Group,
         USHH

JOAN E. WAINWRIGHT -- Age 41

        January, 2001 -- Vice President, Public Affairs

        June, 2000 -- Vice President, Corporate Communications, Public Affairs

        Prior to June, 2000, Ms. Wainwright was Deputy Commissioner for
         Communications at the U.S. Social Security Administration (1994 - 2000)

PER WOLD-OLSEN -- Age 54

        January, 1997 -- President, Human Health-Europe, Middle East & Africa -- responsible for the Company's prescription drug business in Europe, the Middle East and Africa and worldwide human health marketing

        September, 1994 -- President, Human Health-Europe -- responsible for the
         Company's European prescription drug business

WENDY L. YARNO -- Age 47

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

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters.

           The information required for this item is incorporated by reference to pages 23 and 40 of the Company's 2001 Annual Report to stockholders.

Item 6.    Selected Financial Data.

           The information required for this item is incorporated by reference to the data for the last five fiscal years of the Company included under Results for Year and Year-End Position in the Selected Financial Data table on page 40 of the Company's 2001 Annual Report to stockholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

           The information required for this item is incorporated by reference to pages 13 through 23 of the Company's 2001 Annual Report to stockholders.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

           The information required for this item is incorporated by reference to pages 20 (under the caption "Analysis of Liquidity and Capital Resources") to 22 of the Company's 2001 Annual Report to stockholders.

Item 8.    Financial Statements and Supplementary Data.

           (a) Financial Statements

           The consolidated balance sheet of Merck & Co., Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, retained earnings, comprehensive income and cash flows for each of the three years in the period ended December 31, 2001 and the report dated January 22, 2002 of Arthur Andersen LLP, independent public accountants, are incorporated by reference to pages 24 through 37 and page 38, respectively, of the Company's 2001 Annual Report to stockholders.

           (b) Supplementary Data

           Selected quarterly financial data for 2001 and 2000 are incorporated by reference to the data contained in the Condensed Interim Financial Data table on page 23 of the Company's 2001 Annual Report to stockholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

           On February 26, 2002, the Board of Directors of the Company and its Audit Committee dismissed Arthur Andersen LLP ("Arthur Andersen" or "AA") as the Company's independent public accountants and engaged PricewaterhouseCoopers LLP ("PwC") to serve as the Company's independent public accountants for the fiscal year 2002. The appointment of PwC is subject to stockholder ratification at the Company's 2002 Annual Meeting of Stockholders to be held in April.

           Arthur Andersen's reports on the Company's consolidated financial statements for each of the years ended 2001, 2000 and 1999 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

           During the years ended December 31, 2001, 2000 and 1999 and through March 21, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to AA's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

           The Company provided Arthur Andersen with a copy of the foregoing disclosures. Attached as Exhibit 16 is a copy of AA's letter, dated March 21, 2002, stating its agreement with such statements.

           During the years ended December 31, 2001 and 2000 and through the date of the Board's decision, the Company did not consult PwC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i)and (ii) of Regulation S-K.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

           The required information on directors and nominees is incorporated by reference to pages 7 (beginning with the caption "Election of Directors") through 10 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 2002. Information on executive officers is set forth in Part I of this document on pages 14 through 17. The required information on compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to page 30 (under the caption "Section 16(a) Beneficial Ownership Reporting Compliance") of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 2002.

Item 11.   Executive Compensation.

           The information required for this item is incorporated by reference to page 13 (under the caption "Compensation of Directors"), and pages 15 (beginning with the caption "Compensation and Benefits Committee

Report on Executive Compensation") to 22 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 2002.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

           The information required for this item is incorporated by reference to pages 14 (under the caption "Security Ownership of Directors and Executive Officers") to 15 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 2002.

Item 13.   Certain Relationships and Related Transactions.

           The information required for this item is incorporated by reference to page 13 (under the caption "Relationships with Outside Firms") and pages 22 (under the caption "Indebtedness of Management") to 23 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 2002.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)   Documents filed as part of this Form 10-K

           1.   Financial Statements

                  The following consolidated financial statements and report of independent public accountants are incorporated herein by reference to the Company's 2001 Annual Report to stockholders, as noted on page 18 of this document:

                Consolidated statement of income for the years ended December 31, 2001, 2000 and 1999

                Consolidated statement of retained earnings for the years ended December 31, 2001, 2000 and 1999

                Consolidated statement of comprehensive income for the years ended December 31, 2001, 2000 and 1999

                Consolidated balance sheet as of December 31, 2001 and 2000

                Consolidated statement of cash flows for the years ended December 31, 2001, 2000 and 1999

                Notes to consolidated financial statements

                Report of independent public accountants

           2.   Financial Statement Schedules

                Schedules are omitted because they are either not required or not applicable.

     Financial statements of affiliates carried on the equity basis have been omitted because, considered individually or in the aggregate, such affiliates do not constitute a significant subsidiary.

           3.   Exhibits

           Exhibit
           Number    Description                                     Method of Filing
           ------    -----------                                     ---------------
           2.1 --    Master Restructuring Agreement dated as of      *
                      June 19, 1998 between Astra AB, Merck & Co.,
                      Inc., Astra Merck Inc., Astra USA, Inc.,
                      KB USA, L.P., Astra Merck Enterprises, Inc.,
                      KBI Sub Inc., Merck Holdings, Inc. and Astra
                      Pharmaceuticals, L.P. (Portions of this Exhibit
                      are subject to a request for confidential
                      treatment filed with the Commission)

           Exhibit
           Number          Description                                          Method of Filing
           ------          -----------                                          ----------------
           3(a)   --       Restated Certificate of Incorporation of             Incorporated by reference to
                              Merck & Co., Inc. (September 1, 2000)               Form 10-Q Quarterly Report
                                                                                  for the period ended
                                                                                  September 30, 2000
           3(b)   --       By-Laws of Merck & Co., Inc. (as amended             Incorporated by reference to
                              effective February 25, 1997)                        Form 10-Q Quarterly Report
                                                                                  for the period ended
                                                                                  March 31, 1997
           10(a)  --       Executive Incentive Plan (as amended                 Incorporated by reference to
                              effective February 27, 1996)                        Form 10-K Annual Report
                                                                                  for the fiscal year ended
                                                                                  December 31, 1995
           10(b)  --       Base Salary Deferral Plan (as adopted on             Incorporated by reference to
                              October 22, 1996, effective January 1,              Form 10-K Annual Report
                              1997)                                               for the fiscal year ended
                                                                                  December 31, 1996
           10(c)  --       1991 Incentive Stock Plan (as amended                Incorporated by reference to
                              effective February 23, 1994)                        Form 10-K Annual Report
                                                                                  for the fiscal year ended
                                                                                  December 31, 1994
           10(d)  --       1996 Incentive Stock Plan (as amended                Incorporated by reference to
                              November 24, 1998)                                  Form 10-Q Quarterly Report
                                                                                  for the period ended
                                                                                  June 30, 1999
           10(e)  --       2001 Incentive Stock Plan (as amended                Filed with this document
                              and restated February 26, 2002)
           10(f)  --       Non-Employee Directors Stock Option Plan             Incorporated by reference to
                              (as amended and restated February 24, 1998)         Form 10-K Annual Report
                                                                                  for the fiscal year ended
                                                                                  December 31, 1997
           10(g)  --       1996 Non-Employee Directors Stock Option Plan        Incorporated by reference to
                              (as amended April 27, 1999)                         Form 10-Q Quarterly Report
                                                                                  for the period ended
                                                                                  June 30, 1999
           10(h)  --       2001 Non-Employee Directors Stock Option Plan        Incorporated by reference to
                              (adopted April 24, 2001)                            Form 10-Q Quarterly Report
                                                                                  for the period ended
                                                                                  June 30, 2001
           10(i)  --       Supplemental Retirement Plan (as amended             Incorporated by reference to
                              effective January 1, 1995)                          Form 10-K Annual Report
                                                                                  for the fiscal year ended
                                                                                  December 31, 1994
           10(j)  --       Retirement Plan for the Directors of                 Incorporated by reference to
                              Merck & Co., Inc. (amended and                      Form 10-Q Quarterly Report
                              restated June 21, 1996)                             for the period ended
                                                                                  June 30, 1996
           10(k)  --       Plan for Deferred Payment of Directors'              Filed with this document
                              Compensation (amended and restated
                              as of January 1, 2002)

           Exhibit
           Number          Description                                          Method of Filing
           ------          -----------                                          ----------------
           10(l)  --       Limited Liability Company Agreement of               Incorporated by reference to
                              Merck Capital Ventures, LLC (Dated as of            Form 10-K Annual Report
                              November 27, 2000)                                  for the fiscal year ended
                                                                                  December 31, 2000
           10(m)  --       Amended and Restated License and Option              *
                              Agreement dated as of July 1, 1998 between
                              Astra AB and Astra Merck Inc.
           10(n)  --       KBI Shares Option Agreement dated as of              *
                              July 1, 1998 by and among Astra AB,
                              Merck & Co., Inc. and Merck Holdings, Inc.
           10(o)  --       KBI-E Asset Option Agreement dated as of             *
                              July 1, 1998 by and among Astra AB,
                              Merck & Co., Inc., Astra Merck Inc. and
                              Astra Merck Enterprises Inc.
           10(p)  --       KBI Supply Agreement dated as of                     *
                              July 1, 1998 between Astra Merck Inc. and
                              Astra Pharmaceuticals, L.P. (Portions of this
                              Exhibit are subject to a request for confidential
                              treatment filed with the Commission)
           10(q)  --       Second Amended and Restated Manufacturing            *
                              Agreement dated as of July 1, 1998 among
                              Merck & Co., Inc., Astra AB, Astra Merck Inc.
                              and Astra USA, Inc.
           10(r)  --       Limited Partnership Agreement dated as of            *
                              July 1, 1998 between KB USA, L.P. and
                              KBI Sub Inc.
           10(s)  --       Distribution Agreement dated as of July 1, 1998      *
                              between Astra Merck Enterprises Inc. and
                              Astra Pharmaceuticals, L.P.
           10(t)  --       Agreement to Incorporate Defined Terms dated         *
                              as of June 19, 1998 between Astra AB, Merck
                              & Co., Inc., Astra Merck Inc., Astra USA, Inc.,
                              KB USA, L.P., Astra Merck Enterprises Inc.,
                              KBI Sub Inc., Merck Holdings, Inc. and Astra
                              Pharmaceuticals, L.P.
           12     --       Computation of Ratios of Earnings to Fixed           Filed with this document
                              Charges
           13     --       2001 Annual Report to stockholders (only             Filed with this document
                              those portions incorporated by reference in
                              this document are deemed "filed")
           16     --       Letter from Arthur Andersen LLP                      Incorporated by reference to
                              to the Securities and Exchange Commission           Form 8-K/A Amendment No.1 to
                              dated March 21, 2002                                Current Report on Form 8-K
                                                                                  dated March 21, 2002
           21     --       List of subsidiaries                                 Filed with this document
           23     --       Consent of Independent Public Accountants            Contained on page 24 of
                                                                                  this Report
           24     --       Power of Attorney and Certified Resolution           Filed with this document
                             of Board of Directors

           99     --       Letter from Registrant to the                        Filed with this document
                             Securities and Exchange
                             Commission relating to
                             Arthur Anderson LLP


-------------------------

     * Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

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

     (b)  Reports on Form 8-K

            During the three-month period ended December 31, 2001, the Company furnished three Current Reports on Form 8-K under Item 9 -- Regulation FD
     Disclosure:

            (1) Report dated and furnished October 18, 2001, regarding earnings for third quarter and certain supplemental information.

            (2) Report dated and furnished October 24, 2001, regarding an updated presentation to investors.

            (3) Report dated December 11, 2001 and furnished December 12, 2001, regarding the Company's business briefing to analysts.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MERCK & CO., INC.
Dated:  March 21, 2002
                                       By RAYMOND V. GILMARTIN
                                          (Chairman of the Board,
                                          President and Chief Executive Officer)


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

           Signatures                       Title                                   Date
           ----------                       -----                                   ----
      RAYMOND V. GILMARTIN          Chairman of the Board,                      March 21, 2002
                                     President and Chief Executive
                                     Officer; Principal Executive
                                     Officer; Director

      JUDY C. LEWENT                Executive Vice President and Chief          March 21, 2002
                                     Financial Officer; Principal
                                     Financial Officer

      RICHARD C. HENRIQUES JR.      Vice President, Controller;                 March 21, 2002
                                     Principal Accounting Officer

      LAWRENCE A. BOSSIDY           Director                                    March 21, 2002

      WILLIAM G. BOWEN              Director                                    March 21, 2002

      JOHNNETTA B. COLE             Director                                    March 21, 2002

      NIALL FITZGERALD              Director                                    March 21, 2002

      WILLIAM N. KELLEY             Director                                    March 21, 2002

      HEIDI G. MILLER               Director                                    March 21, 2002

      EDWARD M. SCOLNICK            Director                                    March 21, 2002

      THOMAS E. SHENK               Director                                    March 21, 2002

      SAMUEL O. THIER               Director                                    March 21, 2002

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

                                                    By  CELIA A. COLBERT
                                                        Celia A. Colbert
                                                        (Attorney-in-Fact)

                                                                      Exhibit 23

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

         As independent public accountants, we hereby consent to the incorporation by reference in this Form 10-K of our report dated January 22, 2002 included in the Company's Annual Report to stockholders for the fiscal year ended December 31, 2001, into the Company's previously filed Registration Statements on Form S-8 (Nos. 33-21087, 33-21088, 33-36101, 33-40177, 33-51235,
33-53463, 33-64273, 33-64665, 333-23293, 333-23295, 333-91769, 333-30526,
333-31762, 333-40282, 333-52264, 333-53246, 333-56696, 333-72206 and 333-65796),
on Form S-4 (Nos. 33-50667 and 333-61982) and on Form S-3 (Nos. 33-39349,
33-60322, 33-51785, 33-57421, 333-17045, 333-36383, 333-77569 and 333-72546). It
should be noted that we have not audited any financial statements of the Company subsequent to December 31, 2001 or performed any audit procedures subsequent to the date of our report.

                                                     ARTHUR ANDERSEN LLP

New York, New York
March 21, 2002

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number          Description                                          Method of Filing
------          -----------                                          ----------------

2.1    --       Master Restructuring Agreement dated as of           *
                   June 19, 1998 between Astra AB, Merck & Co.,
                   Inc., Astra Merck Inc., Astra USA, Inc.,
                   KB USA, L.P., Astra Merck Enterprises, Inc.,
                   KBI Sub Inc., Merck Holdings, Inc. and Astra
                   Pharmaceuticals, L.P. (Portions of this Exhibit
                   are subject to a request for confidential
                   treatment filed with the Commission)
3(a)   --       Restated Certificate of Incorporation of             Incorporated by reference to
                   Merck & Co., Inc. (September 1, 2000)               Form 10-Q Quarterly Report
                                                                       for the period ended
                                                                       September 30, 2000
3(b)   --       By-Laws of Merck & Co., Inc. (as amended             Incorporated by reference to
                   effective February 25, 1997)                        Form 10-Q Quarterly Report
                                                                       for the period ended
                                                                       March 31, 1997
10(a)  --       Executive Incentive Plan (as amended                 Incorporated by reference to
                   effective February 27, 1996)                        Form 10-K Annual Report
                                                                       for the fiscal year ended
                                                                       December 31, 1995
10(b)  --       Base Salary Deferral Plan (as adopted on             Incorporated by reference to
                   October 22, 1996, effective January 1,              Form 10-K Annual Report
                   1997)                                               for the fiscal year ended
                                                                       December 31, 1996
10(c)  --       1991 Incentive Stock Plan (as amended                Incorporated by reference to
                   effective February 23, 1994)                        Form 10-K Annual Report
                                                                       for the fiscal year ended
                                                                       December 31, 1994
10(d)  --       1996 Incentive Stock Plan (as amended                Incorporated by reference to
                   November 24, 1998)                                  Form 10-Q Quarterly Report
                                                                       for the period ended
                                                                       June 30, 1999
10(e)  --       2001 Incentive Stock Plan (as amended                Filed with this document
                   and restated February 26, 2002)
10(f)  --       Non-Employee Directors Stock Option Plan             Incorporated by reference to
                   (as amended and restated February 24, 1998)         Form 10-K Annual Report
                                                                       for the fiscal year ended
                                                                       December 31, 1997
10(g)  --       1996 Non-Employee Directors Stock Option Plan        Incorporated by reference to
                   (as amended April 27, 1999)                         Form 10-Q Quarterly Report
                                                                       for the period ended
                                                                       June 30, 1999
10(h)  --       2001 Non-Employee Directors Stock Option Plan        Incorporated by reference to
                   (adopted April 24, 2001)                            Form 10-Q Quarterly Report
                                                                       for the period ended
                                                                       June 30, 2001
10(i)  --       Supplemental Retirement Plan (as amended             Incorporated by reference to
                   effective January 1, 1995)                          Form 10-K Annual Report
                                                                       for the fiscal year ended
                                                                       December 31, 1994

Exhibit
Number          Description                                          Method of Filing
------          -----------                                          ----------------
10(j)  --       Retirement Plan for the Directors of                 Incorporated by reference to
                   Merck & Co., Inc. (amended and                      Form 10-Q Quarterly Report
                   restated June 21, 1996)                             for the period ended
                                                                       June 30, 1996
10(k)  --       Plan for Deferred Payment of Directors'              Filed with this document
                   Compensation (amended and restated
                   as of January 1, 2002)
10(l)  --       Limited Liability Company Agreement of               Incorporated by reference to
                   Merck Capital Ventures, LLC (Dated as of            Form 10-K Annual Report
                   November 27, 2000)                                  for the fiscal year ended
                                                                       December 31, 2000
10(m)  --       Amended and Restated License and Option              *
                   Agreement dated as of July 1, 1998 between
                   Astra AB and Astra Merck Inc.
10(n)  --       KBI Shares Option Agreement dated as of              *
                   July 1, 1998 by and among Astra AB,
                   Merck & Co., Inc. and Merck Holdings, Inc.
10(o)  --       KBI-E Asset Option Agreement dated as of             *
                   July 1, 1998 by and among Astra AB,
                   Merck & Co., Inc., Astra Merck Inc. and
                   Astra Merck Enterprises Inc.

10(p)  --       KBI Supply Agreement dated as of                     *
                   July 1, 1998 between Astra Merck Inc. and
                   Astra Pharmaceuticals, L.P. (Portions of this
                   Exhibit are subject to a request for confidential
                   treatment filed with the Commission)
10(q)  --       Second Amended and Restated Manufacturing            *
                   Agreement dated as of July 1, 1998 among
                   Merck & Co., Inc., Astra AB, Astra Merck Inc.
                   and Astra USA, Inc.
10(r)  --       Limited Partnership Agreement dated as of            *
                   July 1, 1998 between KB USA, L.P. and
                   KBI Sub Inc.
10(s)  --       Distribution Agreement dated as of July 1, 1998      *
                   between Astra Merck Enterprises Inc. and
                   Astra Pharmaceuticals, L.P.
10(t)  --       Agreement to Incorporate Defined Terms dated         *
                   as of June 19, 1998 between Astra AB, Merck
                   & Co., Inc., Astra Merck Inc., Astra USA, Inc.,
                   KB USA, L.P., Astra Merck Enterprises Inc.,
                   KBI Sub Inc., Merck Holdings, Inc. and Astra
                   Pharmaceuticals, L.P.
12     --       Computation of Ratios of Earnings to Fixed           Filed with this document
                   Charges
13     --       2001 Annual Report to stockholders (only             Filed with this document
                   those portions incorporated by reference in
                   this document are deemed "filed")
16     --       Letter from Arthur Andersen LLP                      Incorporated by reference to
                   to the Securities and Exchange Commission           Form 8-K/A Amendment No. 1 to
                   dated March 21, 2002                                Current Report on Form 8-K
                                                                       dated March 21, 2002
21     --       List of subsidiaries                                 Filed with this document
23     --       Consent of Independent Public Accountants            Contained on page 24 of
                                                                       this Report

           Exhibit
           Number          Description                                          Method of Filing
           ------          -----------                                          ----------------
           24     --       Power of Attorney and Certified Resolution           Filed with this document
                              of Board of Directors

           99     --       Letter from Registrant to the                        Filed with this document
                             Securities and Exchange
                             Commission relating to
                             Arthur Andersen LLP

----------------
     * Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

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