Form 10-Q
period 2002-03-31
MERCK & CO INC
filed 2002-05-13
CIK 64978

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q




(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____________ to ______________


                           Commission File No. 1-3305

                                MERCK & CO., INC.
                                  P. O. Box 100
                                 One Merck Drive
                       Whitehouse Station, N.J. 08889-0100
                                 (908) 423-1000

Incorporated in New Jersey                     I.R.S. Employer Identification
                                               No. 22-1109110



The number of shares of common stock outstanding as of the close of business on April 30, 2002:

        Class                              Number of Shares Outstanding
        Common Stock                               2,265,172,007

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                              Yes [X]              No [ ]

Part I - Financial Information

                       MERCK & CO., INC. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED STATEMENT OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
              (Unaudited, $ in millions except per share amounts)

                                                         Three Months
                                                        Ended March 31
                                                 ---------------------------
                                                    2002             2001
                                                 ----------       ----------
Sales                                            $ 12,169.3       $ 11,345.1
                                                 ----------       ----------
Costs, Expenses and Other

  Materials and production                          7,980.7          7,046.5

  Marketing and administrative                      1,464.8          1,506.2

  Research and development                            530.3            547.4

  Equity income from affiliates                      (171.8)          (178.6)

  Other (income) expense, net                          43.8             56.1
                                                 ----------       ----------
                                                    9,847.8          8,977.6
                                                 ----------       ----------
Income Before Taxes                                 2,321.5          2,367.5

Taxes on Income                                       696.5            710.2
                                                 ----------       ----------
Net Income                                       $  1,625.0       $  1,657.3
                                                 ==========       ==========


Basic Earnings per Common Share                       $ .72            $ .72

Earnings per Common Share Assuming Dilution           $ .71            $ .71

Dividends Declared per Common Share                   $ .35            $ .34

               The accompanying notes are an integral part of this
                        consolidated financial statement.

                       MERCK & CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      MARCH 31, 2002 AND DECEMBER 31, 2001
                      ------------------------------------
                           (Unaudited, $ in millions)


                                                                 March 31       December 31
                                                                   2002             2001
                                                                 ---------      -----------
ASSETS
  Current Assets
    Cash and cash equivalents                                    $ 2,943.1       $ 2,144.0
    Short-term investments                                         1,563.0         1,142.6
    Accounts receivable                                            5,565.4         5,215.4
    Inventories                                                    3,116.4         3,579.3
    Prepaid expenses and taxes                                       836.1           880.3
                                                                 ---------       ---------

      Total current assets                                        14,024.0        12,961.6
                                                                 ---------       ---------

  Investments                                                      7,075.8         6,983.5

  Property, Plant and Equipment, at cost,
    net of allowance for depreciation of
    $6,063.5 in 2002 and $5,853.1 in 2001                         13,249.7        13,103.4

  Goodwill                                                         4,127.0         4,127.0

  Other Intangibles, net                                           3,301.6         3,364.0

  Other Assets                                                     3,696.6         3,481.7
                                                                 ---------       ---------
                                                                 $45,474.7       $44,021.2
                                                                 =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
     Accounts payable and accrued liabilities                    $ 4,908.4       $ 5,108.4
     Loans payable and current portion of long-term debt           5,145.5         4,066.7
     Income taxes payable                                          1,778.5         1,573.3
     Dividends payable                                               795.0           795.8
                                                                 ---------       ---------

      Total current liabilities                                   12,627.4        11,544.2
                                                                 ---------       ---------

  Long-Term Debt                                                   4,790.1         4,798.6
                                                                 ---------       ---------

  Deferred Income Taxes and Noncurrent Liabilities                 6,760.2         6,790.8
                                                                 ---------       ---------

  Minority Interests                                               4,851.0         4,837.5
                                                                 ---------       ---------

  Stockholders' Equity
    Common stock
     Authorized  - 5,400,000,000 shares
     Issued      - 2,976,155,713 shares - March 31, 2002
                 - 2,976,129,820 shares - December 31, 2001           29.8            29.8
    Other paid-in capital                                          6,898.9         6,907.2
    Retained earnings                                             32,319.7        31,489.6
    Accumulated other comprehensive (loss) income                    (54.9)           10.6
                                                                 ---------       ---------
                                                                  39,193.5        38,437.2

    Less treasury stock, at cost
    707,543,357 shares - March 31, 2002
    703,400,499 shares - December 31, 2001                        22,747.5        22,387.1
                                                                 ---------       ---------

      Total stockholders' equity                                  16,446.0        16,050.1
                                                                 ---------       ---------
                                                                 $45,474.7       $44,021.2
                                                                 =========       =========


               The accompanying notes are an integral part of this
                       consolidated financial statement.

                       MERCK & CO., INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                   ------------------------------------------
                           (Unaudited, $ in millions)

                                                                               Three Months
                                                                              Ended March 31
                                                                          -----------------------
                                                                            2002           2001
                                                                          --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before taxes                                                       $2,321.5       $2,367.5
  Adjustments to reconcile income before taxes to cash provided from operations before taxes:
     Depreciation and amortization                                           362.1          360.2
     Other                                                                  (121.8)        (170.8)
     Net changes in assets and liabilities                                  (299.9)         118.6
                                                                          --------       --------
CASH PROVIDED BY OPERATING ACTIVITIES BEFORE TAXES                         2,261.9        2,675.5
INCOME TAXES PAID                                                           (291.3)        (502.3)
                                                                          --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  1,970.6        2,173.2
                                                                          --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                        (461.8)        (632.8)
Purchase of securities, subsidiaries and other investments                (5,637.2)      (8,227.2)
Proceeds from sale of securities, subsidiaries and other investments       5,040.6        7,732.5
Other                                                                          1.1          (30.6)
                                                                          --------       --------
NET CASH USED BY INVESTING ACTIVITIES                                     (1,057.3)      (1,158.1)
                                                                          --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings                                       (1,421.5)         (22.7)
Proceeds from issuance of debt                                             2,500.0          526.0
Payments on debt                                                              (1.5)          (4.0)
Purchase of treasury stock                                                  (489.2)      (1,018.7)
Dividends paid to stockholders                                              (795.7)        (784.7)
Other                                                                         95.0          (28.0)
                                                                          --------       --------
NET CASH USED BY FINANCING ACTIVITIES                                       (112.9)      (1,332.1)
                                                                          --------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                  (1.3)         (61.3)
                                                                          --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         799.1         (378.3)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             2,144.0        2,536.8
                                                                          --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $2,943.1       $2,158.5
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

     The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. In the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

     Certain reclassifications have been made to prior year amounts to conform with current year presentation.

2.   Inventories consisted of:

                                                    ($ in millions)
                                               ------------------------
                                               March 31     December 31
                                                 2002          2001
                                               --------     -----------
      Finished goods                           $1,884.5      $2,155.7
      Raw materials and work in process         1,163.3       1,340.7
      Supplies                                     68.6          82.9
                                               --------      --------
        Total (approximates current cost)       3,116.4       3,579.3
      Reduction to LIFO cost                         --            --
                                               --------      --------
                                               $3,116.4      $3,579.3
                                               ========      ========

3. Effective January 1, 2002, the Company adopted the provisions of Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142), which addresses the recognition and measurement of goodwill and other intangible assets subsequent to a business combination.

     Goodwill

     In accordance with SFAS 142, goodwill associated with acquisitions subsequent to June 30, 2001 was not amortized. Effective January 1, 2002, goodwill existing at June 30, 2001 was not amortized, but rather assigned to reporting units within the Company's segments and evaluated for impairment on at least an annual basis using a fair value based test. Had amortization expense for goodwill not been recorded for the three months ended March 31, 2001, reported net income would have increased $33.2 million ($.01 for both basic earnings per common share and earnings per common share assuming dilution). For transition purposes, the Company has identified the appropriate reporting units as defined by the new guidance and is currently assessing their fair value.

     Other Intangibles

     Aggregate amortization expense for the three months ended March 31, 2002 and 2001 totaled $62.4 million and $58.3 million, respectively. The estimated aggregate annual amortization expense for each of the next five years is as follows: 2002, $248.0 million; 2003, $245.0 million; 2004, $240.0 million; 2005, $211.0 million; and 2006, $190.0 million. Other intangibles consisted of:

                                                      ($ in millions)
                                                ---------------------------
                                                 March 31       December 31
                                                   2002             2001
                                                ----------      -----------
Customer relationships                          $  3,172.2      $   3,172.2
Patents and product rights                         1,355.2          1,355.2
Other                                                122.9            122.9
                                                ----------      -----------
Total acquired cost                             $  4,650.3      $   4,650.3
                                                ==========      ===========

Customer relationships                          $    693.7      $     672.5
Patents and product rights                           583.0            545.8
Other                                                 72.0             68.0
                                                ----------      -----------
Total accumulated amortization                  $  1,348.7      $   1,286.3
                                                ==========      ===========

4. The Company, along with numerous other defendants, is a party in several antitrust actions brought by retail pharmacies and consumers, alleging conspiracies in restraint of trade and challenging pricing and/or purchasing practices, one of which has been certified as a federal class action and a number of which have been certified as state class actions. In 1996, the Company and several other defendants finalized an agreement to settle the federal class action alleging conspiracy, which represents the single largest group of retail pharmacy claims. Since that time, the Company has entered into other settlements on satisfactory terms. In October 2001, the Judicial Panel on Multi-District Litigation (Panel) determined that consolidated pretrial proceedings in federal district court in Chicago were substantially completed. The Panel ordered that all of the federal antitrust conspiracy cases, several of which have not been settled by the Company, be returned to the federal district courts in which each case was originally filed. The cases have now been returned to those courts for further proceedings. The Company has not engaged in any conspiracy, and no admission of wrongdoing was made nor was included in any settlement agreements. While it is not feasible to predict or determine the final outcome of the remaining proceedings, management does not believe that they should result in a materially adverse effect on the Company's financial position, results of operations or liquidity.

5.   Sales consisted of:

                                                   ($ in millions)
                                              -------------------------
                                                    Three Months
                                                   Ended March 31
                                              -------------------------
                                                 2002            2001
                                              ---------       ---------
      Atherosclerosis                         $ 1,670.6       $ 1,662.7
      Hypertension/heart failure                  985.4         1,017.5
      Anti-inflammatory/analgesics                667.3           506.6
      Osteoporosis                                560.9           349.2
      Respiratory                                 468.1           297.7
      Anti-bacterial/anti-fungal                  174.9           193.3
      Vaccines/biologicals                        156.9           238.7
      Ophthalmologicals                           137.8           162.9
      Human immunodeficiency virus (HIV)           71.7           123.7
      Anti-ulcerants                               16.8           186.9
      Other                                       (46.6)          223.5
      Merck-Medco                               7,305.5         6,382.4
                                              ---------       ---------
                                              $12,169.3       $11,345.1
                                              =========       =========

     Other includes rebates and discounts on Merck pharmaceutical products, sales of other human pharmaceuticals, continuing sales to divested businesses and pharmaceutical and animal health supply sales to the Company's joint ventures and AstraZeneca LP.

6.   Other (income) expense, net, consisted of:

                                                             ($ in millions)
                                                          ---------------------
                                                               Three Months
                                                             Ended March 31
                                                          ---------------------
                                                            2002          2001
                                                          -------       -------
      Interest income                                     $ (98.4)      $(136.1)
      Interest expense                                       95.3         110.7
      Exchange gains                                         (2.7)        (12.6)
      Minority interests                                     50.7          85.2
      Amortization of goodwill and other intangibles         51.4          80.6
      Other, net                                            (52.5)        (71.7)
                                                          -------       -------
                                                          $  43.8       $  56.1
                                                          =======       =======

     Minority interests include third parties' share of exchange gains and losses arising from translation of the financial statements into U.S. dollars.

     Decreased amortization of goodwill and other intangibles for the period ended March 31, 2002 reflects the adoption of SFAS 142. (See Note 3 for further information.)

     Interest paid for the three-month periods ended March 31, 2002 and 2001 was $101.7 million and $128.9 million, respectively.

7. Income taxes paid for the three-month periods ended March 31, 2002 and 2001 were $291.3 million and $502.3 million, respectively.

8. The weighted average common shares used in the computations of basic earnings per common share and earnings per common share assuming dilution (shares in millions) are as follows:

                                                                Three Months
                                                                Ended March 31
                                                             -------------------
                                                               2002       2001
                                                             --------   --------
      Average common shares outstanding                       2,271.3    2,303.7
      Common shares issuable(1)                                  23.5       42.2
                                                             --------   --------
      Average common shares outstanding assuming dilution     2,294.8    2,345.9
                                                             ========   ========


       (1)  Issuable primarily under stock option plans.

9. Comprehensive income for the three months ended March 31, 2002 and 2001, representing all changes in stockholders' equity during the period other than changes resulting from the Company's stock, was $1,559.5 million and $1,733.5 million, respectively.

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

                                                          ($ in millions)
                                                    --------------------------
                                                           Three Months
                                                          Ended March 31
                                                    --------------------------
                                                       2002            2001
                                                    ----------      ----------
      Segment revenues:
        Merck Pharmaceutical                        $  4,608.1      $  4,560.1
        Merck-Medco                                    8,189.0         7,212.1
        All Other                                        211.8           302.3
                                                    ----------      ----------
                                                    $ 13,008.9      $ 12,074.5
                                                    ==========      ==========
      Segment profits:
       Merck Pharmaceutical                         $  2,969.1      $  2,854.5
       Merck-Medco                                       132.7           142.0
       All Other                                         178.2           228.4
                                                    ----------      ----------
                                                    $  3,280.0      $  3,224.9
                                                    ==========      ==========

     Segment profits are comprised of segment revenues less certain elements of materials and production costs and operating expenses, including components of equity income (loss) from affiliates and depreciation and amortization expenses. The Company does not internally allocate the vast majority of indirect production costs, research and development expenses and general and administrative expenses, all predominantly related to the Merck pharmaceutical business, as well as the cost of financing these activities. Separate divisions maintain responsibility for monitoring and managing these costs, including depreciation related to fixed assets utilized by these divisions and, therefore, they are not included in segment profits. The vast majority of goodwill amortization in 2001, as well as other intangibles amortization, predominantly related to the Merck-Medco business, as well as the cost of financing capital employed, also are not allocated internally and, therefore, are not included in segment profits.

     A reconciliation of total segment profits to consolidated income before taxes is as follows:

                                                      ($ in millions)
                                                  -----------------------
                                                        Three Months
                                                       Ended March 31
                                                  -----------------------
                                                    2002           2001
                                                  --------       --------
      Segment profits                             $3,280.0       $3,224.9
      Other profits                                   27.5           72.3
      Adjustments                                     80.4           73.0
      Unallocated:
        Interest income                               98.4          136.1
        Interest expense                             (95.3)        (110.7)
        Equity income (loss) from affiliates          70.2           68.3
        Depreciation and amortization               (285.5)        (285.4)
        Research and development                    (530.3)        (547.4)
        Other expenses, net                         (323.9)        (263.6)
                                                  --------       --------
                                                  $2,321.5       $2,367.5
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

11.  Legal proceedings to which the Company is a party are discussed in Part I
     Item 3, Legal Proceedings, in the 2001 Annual Report on Form 10-K. There were no material developments in the three month period ended March 31, 2002.

             MANAGEMENT`S ANALYSIS OF INTERIM FINANCIAL INFORMATION


Earnings per share for the first quarter of 2002 were $0.71, in line with the first quarter of 2001. Net income was $1,625.0 million, compared to $1,657.3 million in the first quarter of last year. Sales were $12.2 billion for the quarter, an increase of 7% compared to the same period last year.

Merck's five key growth drivers - 'Zocor', 'Vioxx', 'Cozaar' and 'Hyzaar'*, 'Fosamax' and 'Singulair' - collectively had increased sales of 23% for the quarter and drove Merck's human health sales performance. Overall, Merck's human health sales decreased 2% for the first quarter of 2002. Excluding the unfavorable effect from foreign exchange, the Company's human health sales grew by 2% for the first quarter. Sales outside of the United States accounted for 36% of the Company's first-quarter human health sales. The Company's overall sales growth also benefited from the Merck-Medco business, which increased 14% for the quarter.

Marketing and administrative expenses for the first-quarter 2002 decreased 3% compared to the first quarter of 2001. Marketing and administrative expenses reflect continued investment behind the growth drivers, support for new product introductions and the success of Merck's accelerated operational-efficiency initiatives focused on the fundamental redesign of work processes to permanently reduce the Company's overall cost structure.

'Zocor', Merck's cholesterol-modifying medicine, had another strong quarter with worldwide sales reaching $1.6 billion. 'Zocor' remains a therapy of choice for many physicians as additional studies have confirmed the ability of 'Zocor' to act favorably on all three key lipid parameters - low density lipoprotein (LDL), so-called "bad" cholesterol; high-density lipoprotein (HDL), so-called "good" cholesterol; and triglycerides. Consequently, 'Zocor' is the fastest-growing cholesterol-modifying medicine in the United States and remains Merck's largest-selling medicine. Results from the Heart Protection Study (HPS), presented at the American College of Cardiology meeting in March, showed that 'Zocor' 40mg was proven to save lives by reducing the risk of heart attack and stroke for patients with or at risk of heart disease. This HPS finding also was seen in several distinct subgroups with or at high risk of heart disease and with and without elevated cholesterol, including diabetes patients, stroke victims, the elderly and women. The Company plans to file the results of the HPS with the U.S. Food and Drug Administration (FDA) this year. The FDA also recently granted the medicine six additional months of marketing exclusivity based on the completion of studies designed to assess the efficacy of 'Zocor' in children.

'Vioxx', the Company's second-largest selling medicine, continues to gain acceptance among physicians and patients worldwide. Global sales for the quarter were $650 million. In April 2002, Merck announced that the FDA has approved changes to the prescribing information for 'Vioxx', under the gastrointestinal
(GI) warning section, to include results from the landmark 'Vioxx' Gastrointestinal Outcomes Research (VIGOR) study. The FDA also approved 'Vioxx' 25 mg for the relief of the signs and symptoms of rheumatoid arthritis in adults. 'Vioxx' is now the first and only medicine that selectively inhibits the COX-2 enzyme that is proven to reduce the risk of developing clinically important GI side effects in patients with or without risk factors for such GI side effects compared to the non-steroidal anti-inflammatory drug (NSAID) naproxen. In this study, the number of patients with serious cardiovascular thrombotic events in the group treated with 'Vioxx' 50 mg was higher than in the group taking naproxen. In a placebo-controlled database derived from two other studies, the number of patients with serious cardiovascular thrombotic events among those receiving 'Vioxx' 25 mg was 21 compared to 35 for patients taking placebo. In these same two placebo-controlled studies, mortality due to cardiovascular thrombotic events was eight versus three for 'Vioxx' versus placebo, respectively. These data also are reflected in the prescribing information. The significance of the cardiovascular findings from these three studies (VIGOR and the placebo-controlled studies) is unknown.

In addition, new data presented at the American Academy of Pain Management meeting in the first quarter showed a single dose of 'Vioxx' 50 mg provided superior pain relief over six hours compared to the narcotic oxycodone 5mg/acetaminophen 325 mg in patients with moderate to severe pain following dental surgery. 'Vioxx' remains the only medicine that selectively inhibits COX-2 to offer once-daily 24-hour relief for osteoarthritis, rheumatoid arthritis and acute pain.

'Cozaar' and 'Hyzaar', Merck's high-blood pressure medicines, together are the No. 1 angiotensin II antagonists (AIIAs) worldwide. For the quarter, sales for the two products reached $460 million. In the Losartan Intervention for Endpoint Reduction in Hypertension (LIFE) study, presented at the American College of Cardiology meeting in March 2002, 'Cozaar' significantly reduced the combined risk of cardiovascular death, heart attack and stroke as compared to atenolol, a beta blocker, in the treatment of hypertensive patients with left ventricular hypertrophy, a common side effect of hypertension. In the diabetes subgroup analysis of LIFE, 'Cozaar' significantly reduced the combined risk of cardiovascular morbidity and mortality versus atenolol. A sub-analysis of the treatment effect by ethnicity suggested that black patients treated with atenolol were at lower risk of experiencing the combined endpoint of cardiovascular death, heart attack and stroke compared to patients treated with 'Cozaar', even though both drugs lowered blood pressure to a similar degree.

*'Cozaar' and 'Hyzaar' are registered trademarks of E.I. du Pont de Nemours and Company, Wilmington, DE, USA.

On April 12, 2002, the Cardio-Renal Advisory Committee of the FDA recommended that the FDA approve 'Cozaar' to delay the progression of renal disease in patients with Type 2 diabetes with proteinuria. The Advisory Committee's recommendation, which is not binding on the FDA, was based largely on a review of data from the Reduction of Endpoints in Non-Insulin Dependent Diabetes Mellitus (RENAAL) study. The Advisory Committee also considered, in support of its recommendation, data from a study conducted by another company of its angiotensin II antagonists in patients with Type 2 diabetes and nephropathy. The FDA also recently granted the medicine six additional months of marketing exclusivity based on the completion of studies designed to assess the efficacy of 'Cozaar' in children.

Global sales of 'Fosamax', the leading product worldwide for the treatment of postmenopausal, male and glucocorticoid-induced osteoporosis, were $560 million the first quarter of 2002. Significant market potential remains for this medicine. Of the more than 50 million postmenopausal women with osteoporosis worldwide, less than 25% are currently diagnosed and treated. 'Fosamax' Once Weekly, the first and only oral once-weekly treatment for osteoporosis, has been launched in more than 40 markets worldwide.

'Singulair', Merck's once-a-day leukotriene antagonist, remains the No. 1 prescribed asthma controller in the United States. Merck has submitted an application for FDA approval for use of 'Singulair' in allergic rhinitis, which affects more than 60 million people in the United States alone each year. Global sales for 'Singulair' this quarter were $470 million. The FDA also recently granted the medicine six additional months of marketing exclusivity based on the completion of studies designed to assess the efficacy of 'Singulair' in children.

In addition to the fact that each of these medicines compete in large, under-served markets, the recent results of outcomes studies, such as HPS, LIFE, RENAAL and VIGOR, demonstrate the value of the Company's medicines in the marketplace and provide a powerful incentive for acceptance by healthcare providers.

Another of Merck's products, 'Cancidas', received an approvable letter last month from the FDA to treat esophageal candidiasis, an oral-fungal infection. 'Cancidas', the first in a new class of antifungals called echinocandins, was approved in January 2001 for the treatment of invasive aspergillosis, a life-threatening fungal infection.

In March 2002, Merck announced plans to submit an expanded New Drug Application
(NDA) for 'Arcoxia' (etoricoxib) to the FDA to include new efficacy data for ankylosing spondylitis that will better position the product to compete successfully in the coxib class, where there already are three entrants. Accordingly, Merck announced the withdrawal of the original U.S. NDA for the investigational medicine. Merck believes the new data, along with the data previously submitted, will provide a fuller picture of the product's efficacy and safety and will position it more favorably for approval in the United States.

The worldwide regulatory process for 'Arcoxia' continues uninterrupted. 'Arcoxia' has received approval in the United Kingdom with once-daily dosing for a range of conditions, including osteoarthritis, rheumatoid arthritis, acute gouty arthritis, acute pain associated with dental surgery, primary dysmenorrhea and chronic musculoskeletal pain, including chronic low back pain. The United Kingdom is the first country in Europe to approve 'Arcoxia', which has been launched to the United Kingdom medical community. 'Arcoxia' also has been approved with similar indications in Mexico, Brazil and Peru.

On February 26, 2002, the Board of Directors declared a quarterly dividend of 35 cents per share on the Company's common stock, which was paid April 1 to stockholders of record at the close of business on March 8. The Company's total dividend paid to date in 2002 is 70 cents per share, a three percent increase over the amount paid during the same period in 2001.

In March 2002, the Company issued $2.5 billion of commercial paper (CP). The proceeds from these borrowings were used to repay maturing shorter-dated CP and for other corporate purposes.

On April 17, 2002, Merck announced the filing of a registration statement with the Securities and Exchange Commission for an initial public offering of a portion of the common stock shares of its wholly owned subsidiary, Merck-Medco. Upon completion of the offering, Merck will continue to own at least 80.1% of MedcoHealth Solutions' common stock. Merck subsequently intends to divest itself of the remaining equity interest in MedcoHealth Solutions in a transaction intended to be tax-free to Merck and Merck's U.S. shareholders. The distribution is expected to occur within 12 months of the initial public offering, subject to Merck's receipt of a favorable tax ruling from the Internal Revenue Service that its distribution of its shares of MedcoHealth Solutions common stock to Merck shareholders qualifies as a tax-free distribution under the Internal Revenue Code and will be tax-free to Merck and its U.S. shareholders. The distribution will also be subject to other closing conditions. The following supplemental information for the Merck pharmaceutical business includes the necessary adjustments relating to transactions between Merck and Merck-Medco to put Merck on a stand-alone basis. Accordingly, the stand-alone financial results of Merck (excluding Merck-Medco) and Merck-Medco, when combined, are not reflective of Merck's consolidated financial results.

                                                          ($ in millions)
                                                     --------------------------
                                                           Three Months
                                                           Ended March 31
                                                     --------------------------
                                                        2002            2001
                                                     ----------     -----------
                  Sales                              $ 4,802.4       $ 4,895.9
                  Income Before Taxes                  2,213.1         2,279.7
                  Net Income                           1,558.0         1,616.3

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

The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors described in the Company's filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K (if any). In Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 21, 2002, the Company discusses in more detail various important factors that could cause actual results to differ from expected or historic results. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Number     Description                               Method of Filing
    3(a)   Restated Certificate of                   Incorporated by reference
           Incorporation of Merck & Co., Inc.        to Form 10-Q Quarterly
           (September 1, 2000)                       Report for the period ended
                                                     September 30, 2000

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

    12     Computation of Ratios of                  Filed with this document
           Earnings to Fixed Charges

(b)  Reports on Form 8-K

     During the three-month period ending March 31, 2002, the Company filed or furnished:

         (1)     two Current Reports on Form 8-K under Item 9 - Regulation FD
                 Disclosure:

                 (i) Report dated and furnished January 22, 2002, regarding earnings for fourth quarter and certain supplemental information;

                 (ii) Report dated and furnished March 15, 2002, regarding `Arcoxia' New Drug Application, and updated financial guidance for 2002;

         (2)     one Current Report on Form 8-K under Item 5 - Other Events:
                 Report dated January 29, 2002 and filed January 30, 2002, regarding plans to establish Merck-Medco, the Company's pharmacy benefits management (PBM) subsidiary, as a separate, publicly traded company;

         (3) one Current Report on Form 8-K under Item 4 - Changes in Registrant's Certifying Accountant, dated February 26, 2002 and filed March 5, 2002; and

         (4) one Current Report on Form 8-K/A under Item 4 - Changes in Registrant's Certifying Accountant, dated and filed March 21, 2002.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MERCK & CO., INC.



Date:  May 9, 2002                 /s/ Kenneth C. Frazier
                                   ----------------------
                                   KENNETH C. FRAZIER
                                   Senior Vice President and General Counsel




Date:  May 9, 2002                 /s/ Richard C. Henriques
                                   ------------------------
                                   RICHARD C. HENRIQUES
                                   Vice President, Controller

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