Form 10-Q
period 2002-06-30
MERCK & CO INC
filed 2002-08-13
CIK 64978

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002
                                    -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from          to
                                    --------     --------

                           Commission File No. 1-3305

                                MERCK & CO., INC.
                                  P. O. Box 100
                                 One Merck Drive
                       Whitehouse Station, N.J. 08889-0100
                                 (908) 423-1000

Incorporated in New Jersey                      I.R.S. Employer Identification
                                                No. 22-1109110



The number of shares of common stock outstanding as of the close of business on July 31, 2002:

       Class                                      Number of Shares Outstanding
       -----                                      ----------------------------
       Common Stock                                         2,249,574,463


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

Part I - Financial Information



                       MERCK & CO., INC. AND SUBSIDIARIES
                    INTERIM CONSOLIDATED STATEMENT OF INCOME
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
              (Unaudited, $ in millions except per share amounts)

                                                          Three Months                         Six Months
                                                          Ended June 30                       Ended June 30
                                                ------------------------------      ------------------------------
                                                     2002              2001               2002              2001
                                                ------------      ------------      ------------      ------------

Sales                                           $   12,809.7      $   11,893.1      $   24,979.0      $   23,238.2
                                                ------------      ------------      ------------      ------------

Costs, Expenses and Other

  Materials and production                           8,292.6           7,204.8          16,273.4          14,251.3

  Marketing and administrative                       1,477.8           1,637.4           2,942.5           3,143.6

  Research and development                             631.2             602.4           1,161.4           1,149.8

  Equity income from affiliates                       (190.2)           (215.0)           (362.0)           (393.6)

  Other (income) expense, net                           97.3              70.0             141.2             126.1
                                                ------------      ------------      ------------      ------------

                                                    10,308.7           9,299.6          20,156.5          18,277.2
                                                ------------      ------------      ------------      ------------

Income Before Taxes                                  2,501.0           2,593.5           4,822.5           4,961.0

Taxes on Income                                        750.3             778.1           1,446.8           1,488.3
                                                ------------      ------------      ------------      ------------

Net Income                                      $    1,750.7      $    1,815.4      $    3,375.7      $    3,472.7
                                                ============      ============      ============      ============

Basic Earnings per Common Share                         $.77              $.79             $1.49             $1.51

Earnings per Common Share Assuming Dilution             $.77              $.78             $1.47             $1.49

Dividends Declared per Common Share                     $.35              $.34              $.70              $.68




              The accompanying notes are an integral part of this
                       consolidated financial statement.

                       MERCK & CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       JUNE 30, 2002 AND DECEMBER 31, 2001
                           (Unaudited, $ in millions)

                                                                June 30        December 31
                                                                 2002              2001
                                                              -----------      -----------
ASSETS
  Current Assets
    Cash and cash equivalents                                 $   1,318.9      $   2,144.0
    Short-term investments                                        1,790.6          1,142.6
    Accounts receivable                                           5,786.8          5,215.4
    Inventories                                                   3,407.3          3,579.3
    Prepaid expenses and taxes                                    1,001.3            880.3
                                                              -----------      -----------

      Total current assets                                       13,304.9         12,961.6
                                                              -----------      -----------

  Investments                                                     7,956.1          6,983.5

  Property, Plant and Equipment, at cost,
    net of allowance for depreciation of
    $6,237.3 in 2002 and $5,853.1 in 2001                        13,610.0         13,103.4

  Goodwill                                                        4,127.0          4,127.0

  Other Intangibles, net                                          3,240.0          3,364.0

  Other Assets                                                    3,722.4          3,481.7
                                                              -----------      -----------
                                                              $  45,960.4      $  44,021.2
                                                              ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable and accrued liabilities                  $   5,045.0      $   5,108.4
    Loans payable and current portion of long-term debt           4,878.0          4,066.7
    Income taxes payable                                          1,729.9          1,573.3
    Dividends payable                                               791.5            795.8
                                                              -----------      -----------

      Total current liabilities                                  12,444.4         11,544.2
                                                              -----------      -----------

  Long-Term Debt                                                  4,833.8          4,798.6
                                                              -----------      -----------

  Deferred Income Taxes and Noncurrent Liabilities                6,939.8          6,790.8
                                                              -----------      -----------

  Minority Interests                                              4,965.3          4,837.5
                                                              -----------      -----------

  Stockholders' Equity
    Common stock
     Authorized- 5,400,000,000 shares
     Issued- 2,976,180,551 shares - June 30, 2002
           - 2,976,129,820 shares - December 31, 2001                29.8             29.8
    Other paid-in capital                                         6,930.2          6,907.2
    Retained earnings                                            33,278.9         31,489.6
    Accumulated other comprehensive (loss) income                    47.2             10.6
                                                              -----------      -----------
                                                                 40,286.1         38,437.2

    Less treasury stock, at cost
     720,690,562 shares - June 30, 2002
     703,400,499 shares - December 31, 2001                      23,509.0         22,387.1
                                                              -----------      -----------

      Total stockholders' equity                                 16,777.1         16,050.1
                                                              -----------      -----------
                                                              $  45,960.4      $  44,021.2
                                                              ===========      ===========


              The accompanying notes are an integral part of this
                       consolidated financial statement.

                       MERCK & CO., INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                           (Unaudited, $ in millions)

                                                                                            Six Months
                                                                                           Ended June 30
                                                                                   --------------------------
                                                                                       2002           2001
                                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before taxes                                                                $   4,822.5    $   4,961.0
  Adjustments to reconcile income before taxes to cash provided from operations before taxes:
     Depreciation and amortization                                                       727.2          723.6
     Other                                                                              (115.1)        (220.7)
     Net changes in assets and liabilities                                              (665.8)        (541.6)
                                                                                   -----------    -----------
CASH PROVIDED BY OPERATING ACTIVITIES BEFORE TAXES                                     4,768.8        4,922.3
INCOME TAXES PAID                                                                     (1,126.3)      (1,555.2)
                                                                                   -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                              3,642.5        3,367.1
                                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                  (1,116.6)      (1,435.1)
Purchase of securities, subsidiaries and other investments                           (14,419.8)     (15,518.5)
Proceeds from sale of securities, subsidiaries and other investments                  12,930.7       14,474.1
Other                                                                                      2.3          (44.1)
                                                                                   -----------    -----------
NET CASH USED BY INVESTING ACTIVITIES                                                 (2,603.4)      (2,523.6)
                                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings                                                   (1,672.9)       1,960.3
Proceeds from issuance of debt                                                         2,500.9          566.2
Payments on debt                                                                          (1.7)         (11.1)
Purchase of treasury stock                                                            (1,324.0)      (2,181.4)
Dividends paid to stockholders                                                        (1,590.7)      (1,567.7)
Other                                                                                    154.4           44.3
                                                                                   -----------    -----------
NET CASH USED BY FINANCING ACTIVITIES                                                 (1,934.0)      (1,189.4)
                                                                                   -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                              69.8          (82.5)
                                                                                   -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (825.1)        (428.4)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                         2,144.0        2,536.8
                                                                                   -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $   1,318.9    $   2,108.4
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

2.   Inventories consisted of:

                                                            ($ in millions)
                                                   ----------------------------------
                                                       June 30           December 31
                                                        2002                 2001
                                                   ---------------     --------------

     Finished goods                                 $  2,024.2          $  2,155.7
     Raw materials and work in process                 1,304.1             1,340.7
     Supplies                                             79.0                82.9
                                                   ---------------     --------------
       Total (approximates current cost)               3,407.3             3,579.3
     Reduction to LIFO cost                               --                  --
                                                   ---------------     --------------
                                                    $  3,407.3          $  3,579.3
                                                   ===============     ==============

3. Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (FAS 142), which addresses the recognition and measurement of goodwill and other intangible assets subsequent to a business combination.

     Goodwill

     In accordance with FAS 142, goodwill associated with acquisitions subsequent to June 30, 2001 was not amortized. Effective January 1, 2002, goodwill existing at June 30, 2001 was not amortized, but rather assigned to reporting units within the Company's segments and evaluated for impairment on at least an annual basis using a fair value based test. Had amortization expense for goodwill not been recorded for the three and six months ended June 30, 2001, reported net income would have increased $33.1 million ($.01 for both basic earnings per common share and earnings per common share assuming dilution) and $66.3 million ($.03 for both basic earnings per common share and earnings per common share assuming dilution), respectively. In the second quarter of 2002, the Company completed its transitional goodwill impairment test and determined that goodwill was not impaired under the provisions of the new guidance.

     Other Intangibles

     Aggregate amortization expense for the three months ended June 30, 2002 and 2001 totaled $62.0 million and $58.4 million, respectively. Aggregate amortization expense for the six months ended June 30, 2002 and 2001 totaled $124.4 million and $116.7 million, respectively. Amortization expense is recorded in Materials and production expense and Other (income) expense, net. The estimated aggregate amortization expense for each of the next five years is as follows: 2002, $248.0 million; 2003, $245.0 million; 2004, $240.0 million; 2005, $211.0 million; and 2006, $190.0 million. Other intangibles consisted of:

                                                             ($ in millions)
                                                  ---------------------------------
                                                      June 30         December 31
                                                       2002               2001
                                                  --------------     --------------

     Customer relationships - Medco Health          $  3,172.2           $  3,172.2
     Patents and product rights                        1,355.2              1,355.2
     Other                                               123.3                122.9
                                                  --------------     --------------
     Total acquired cost                            $  4,650.7           $  4,650.3
                                                  ==============     ==============

     Customer relationships - Medco Health          $    714.9           $    672.5
     Patents and product rights                          620.1                545.8
     Other                                                75.7                 68.0
                                                  --------------     --------------
     Total accumulated amortization                 $  1,410.7           $  1,286.3
                                                  ==============     ==============

4. The Company, along with numerous other defendants, is a party in several antitrust actions brought by retail pharmacies and consumers, alleging conspiracies in restraint of trade and challenging pricing and/or purchasing practices, one of which has been certified as a federal class action and a number of which have been certified as state class actions. In 1996, the Company and several other defendants finalized an agreement to settle the federal class action alleging conspiracy, which represents the single largest group of retail pharmacy claims. Since that time, the Company has entered into other settlements on satisfactory terms. In October 2001, the Judicial Panel on Multi-District Litigation (Panel) determined that consolidated pretrial proceedings in federal district court in Chicago were substantially completed. The Panel ordered that all of the federal antitrust conspiracy cases, several of which have not been settled by the Company, be returned to the federal district courts in which each case was originally filed. The cases were returned to those courts, and have since been transferred to the federal court in Brooklyn, New York for further proceedings. The Company has not engaged in any conspiracy, and no admission of wrongdoing was made nor was included in any settlement agreements. While it is not feasible to predict or determine the final outcome of the remaining proceedings, management does not believe that they should result in a materially adverse effect on the Company's financial position, results of operations or liquidity.

5.   Sales consisted of:

                                                              ($ in  millions)
                                           ----------------------------------------------------
                                                  Three Months                 Six Months
                                                  Ended June 30                Ended June 30
                                           -------------------------  -------------------------
                                               2002           2001         2002          2001
                                           -----------   -----------  -----------   -----------
     Atherosclerosis                       $   1,697.5   $   1,495.6  $   3,368.1   $   3,158.4
     Hypertension/heart failure                1,110.3       1,128.4      2,095.7       2,145.9
     Anti-inflammatory/analgesics                866.8         744.7      1,534.0       1,251.3
     Osteoporosis                                641.6         492.4      1,202.6         841.6
     Vaccines/biologicals                        320.4         250.0        477.3         488.7
     Respiratory                                 251.2         378.9        719.3         676.6
     Anti-bacterial/anti-fungal                  208.3         202.0        383.1         395.3
     Ophthalmologicals                           171.3         170.3        309.2         333.1
     Human immunodeficiency virus (HIV)           86.2          98.3        157.9         222.0
     Anti-ulcerants                               15.8         107.2         32.6         294.1
     Other                                      (179.9)        254.9       (226.5)        478.4
     Medco Health                              7,620.2       6,570.4     14,925.7      12,952.8
                                           -----------   -----------  -----------   -----------
                                           $  12,809.7   $  11,893.1  $  24,979.0   $  23,238.2
                                           ===========   ===========  ===========   ===========

     Other includes rebates and discounts on Merck pharmaceutical products, sales of other human pharmaceuticals, continuing sales to divested businesses and pharmaceutical and animal health supply sales to the Company's joint ventures and AstraZeneca LP. Medco Health primarily includes Medco Health sales of non-Merck products and Medco Health pharmaceutical benefit services, principally sales of prescription drugs through managed prescription drug programs, as well as services provided through programs to manage patient health and drug utilization.

6.   Other (income) expense, net, consisted of:

                                                                      ($ in  millions)
                                                       -----------------------------------------
                                                           Three Months          Six Months
                                                           Ended June 30         Ended June 30
                                                       -------------------   -------------------
                                                          2002      2001       2002        2001
                                                       --------   --------   --------   --------
     Interest income                                   $ (105.5)  $ (129.6)  $ (203.9)  $ (265.7)
     Interest expense                                      97.5      122.7      192.8      233.4
     Exchange losses (gains)                                5.3       (7.5)       2.6      (20.1)
     Minority interests                                    59.9       60.7      110.6      146.0
     Amortization of goodwill and other intangibles        51.0       80.5      102.4      161.1
     Other, net                                           (10.9)     (56.8)     (63.3)    (128.6)
                                                       --------   --------   --------   --------
                                                       $   97.3   $   70.0   $  141.2   $  126.1
                                                       ========   ========   ========   ========

     Minority interests include third parties' share of exchange gains and losses arising from translation of the financial statements into U.S. dollars.

     Decreased amortization of goodwill and other intangibles in the three and six-month periods ended June 30, 2002 reflects the adoption of SFAS 142. (See Note 3 for further information.)

     Interest paid for the six-month periods ended June 30, 2002 and 2001 was $177.7 million and $222.4 million, respectively.

7. The weighted average common shares used in the computations of basic earnings per common share and earnings per common share assuming dilution (shares in millions) are as follows:

                                                                Three Months           Six Months
                                                                Ended June 30          Ended June 30
                                                              ------------------    ------------------
                                                                2002       2001       2002      2001
                                                              -------    -------    -------    -------

     Average common shares outstanding                        2,262.7    2,290.8    2,266.8    2,297.2
     Common shares issuable(1)                                   20.1       37.4       21.8       39.8
                                                              -------    -------    -------    -------
     Average common shares outstanding assuming dilution      2,282.8    2,328.2    2,288.6    2,337.0
                                                              =======    =======    =======    =======

(1) Issuable primarily under stock option plans.

8. Comprehensive income for the three months ended June 30, 2002 and 2001, representing all changes in stockholders' equity during the period other than changes resulting from the Company's stock, was $1,852.8 million and $1,772.8 million, respectively. Comprehensive income for the six months ended June 30, 2002 and 2001 was $3,412.3 and $3,506.3 million, respectively.

9. The Company's operations are principally managed on a products and services basis and are comprised of two reportable segments: Merck Pharmaceutical, which includes products marketed either directly or through joint ventures, and Medco Health. Merck Pharmaceutical products consist of therapeutic and preventive agents, sold by prescription, for the treatment of human disorders. Medco Health revenues consist principally of sales of prescription drugs to members, either through Medco Health's home delivery pharmacies or through Medco Health's network of contractually affiliated pharmacies, as well as services provided through programs to manage patient health and drug utilization. Medco Health revenues in the following table reflect sales of prescription drugs on a drug spend basis, in accordance with the Company's internal management system, including amounts not reportable as revenues in the Consolidated Statement of Income (See page 10 of this report for Medco Health operating results on a stand-alone basis; the revenues presented therein exclude such amounts). All Other includes non-reportable human and animal health segments. Revenues and profits for these segments are as follows:

                                                   ($ in millions)
                                       Three Months                Six Months
                                      Ended June 30               Ended June 30
                                    2002       2001         2002         2001
                               -----------  -----------  -----------  -----------
     Segment revenues:
       Merck Pharmaceutical    $   4,733.0  $   4,918.1  $   9,341.1  $   9,478.2
       Medco Health                8,463.6      7,380.4     16,652.6     14,592.5
       All Other                     377.7        313.3        589.5        615.6
                               -----------  -----------  -----------  -----------
                               $  13,574.3  $  12,611.8  $  26,583.2  $  24,686.3
                               ===========  ===========  ===========  ===========
     Segment profits:
      Merck Pharmaceutical     $   2,969.5  $   2,950.2  $   5,938.6  $   5,804.7
      Medco Health                   209.4        180.9        342.1        323.0
      All Other                      350.8        248.4        529.0        476.8
                               -----------  -----------  -----------  -----------
                               $   3,529.7  $   3,379.5  $   6,809.7  $   6,604.5
                               ===========  ===========  ===========  ===========

     Segment profits are comprised of segment revenues less certain elements of materials and production costs and operating expenses, including components of equity income (loss) from affiliates and depreciation and amortization expenses. The Company does not internally allocate the vast majority of indirect production costs, research and development expenses and general and administrative expenses, all predominantly related to the Merck pharmaceutical business, as well as the cost of financing these activities. Separate divisions maintain responsibility for monitoring and managing these costs, including depreciation related to fixed assets utilized by these divisions and, therefore, they are not included in segment profits. The vast majority of goodwill amortization in 2001, as well as other intangibles amortization, predominantly related to the Medco Health business, as well as the cost of financing capital employed, also are not allocated internally and, therefore, are not included in segment profits.

     A reconciliation of total segment profits to consolidated income before taxes is as follows:

                                                                   ($ in millions)
                                               -------------------------------------------------
                                                       Three Months              Six Months
                                                       Ended June 30             Ended June 30
                                               -----------------------   -----------------------
                                                  2002          2001        2002         2001
                                               ----------   ----------   ----------   ----------
     Segment profits                           $  3,529.7   $  3,379.5   $  6,809.7   $  6,604.5
     Other profits                                   57.2         78.3         84.7        150.6
     Adjustments                                    108.7        101.0        189.0        174.0
     Unallocated:
       Interest income                              105.5        129.6        203.9        265.7
       Interest expense                             (97.5)      (122.7)      (192.8)      (233.4)
       Equity income (loss) from affiliates          75.0        117.7        145.2        186.0
       Depreciation and amortization               (283.3)      (288.2)      (568.9)      (573.6)
       Research and development                    (631.2)      (602.4)    (1,161.4)    (1,149.8)
       Other expenses, net                         (363.1)      (199.3)      (686.9)      (463.0)
                                               ----------   ----------   ----------   ----------
                                               $  2,501.0   $  2,593.5   $  4,822.5   $  4,961.0
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

     Merck's wholly owned subsidiary, Merck-Medco Managed Care, L.L.C., converted from a limited liability company to a Delaware corporation in May 2002 and subsequently changed its name to Medco Health Solutions, Inc. (Medco Health). In July 2002, Merck announced that due solely to market conditions it was postponing the initial public offering of shares of Medco Health and it withdrew the associated equity registration statement. Merck remains fully committed to the establishment of Medco Health as a separate, publicly traded company and intends to complete the separation within 12 months of July 2002, subject to market conditions.

10.  Legal proceedings to which the Company is a party are discussed in Part I
     Item 3, Legal Proceedings, in the 2001 Annual Report on Form 10-K. Current developments are addressed in Part II of this filing.

             MANAGEMENT'S ANALYSIS OF INTERIM FINANCIAL INFORMATION

Operating Results

Earnings per share for the second quarter of 2002 were $0.77, compared to $0.78 in the second quarter of 2001. Net income was $1,750.7 million, compared to $1,815.4 million in the second quarter of last year. Sales were $12.8 billion for the quarter, an increase of 8% compared to the same period last year.

For the first six months of 2002, earnings per share were $1.47, compared to $1.49 in the first six months of 2001. Net income was $3,375.7 million, compared to $3,472.7 million for the first six months of 2001. Sales grew 7% for the period to $25.0 billion.

Merck's five key growth drivers - `Zocor', `Vioxx', `Fosamax', `Cozaar' and `Hyzaar'*, and `Singulair'- collectively had increased sales of 14% for the quarter and drove Merck's human health sales performance. Overall, Merck's human health sales decreased 3% and 2% for the second quarter and first six months, respectively. The human health sales performance includes a 4 point and 6 point unfavorable effect for the second quarter and six months, respectively, from products affected by patent expirations, including `Vasotec', `Vaseretic', `Pepcid', `Mevacor' and `Prinivil'. Excluding the unfavorable effect from foreign exchange, the Company's human health sales decreased by 2% for the second quarter and were in line with the first six months. Sales outside of the United States accounted for 38% of the Company's first six months of 2002 human health sales. Supply sales to AstraZeneca LP (AZLP) were below 2001 for the second quarter and first six months, reflecting lower `Prilosec' and `Nexium' requirements from AZLP. Merck's overall sales growth also reflected the impact of Medco Health Solutions, Inc.'s (Medco Health) sales, which increased this quarter by 16% over the second quarter of 2001.

The Company's gross margin was 35.3% in the 2002 second quarter compared to 39.4% in the 2001 second quarter and 34.9% compared to 38.7% for the respective six-month periods. Gross margin reductions in 2002 reflect the growth in the lower-margin Medco Health business as well as effects from product mix. Full year 2002 gross margin is expected to approximate 36%.

While Merck continues to invest in support of its key inline products and product introductions, its Marketing and Administrative expenses decreased 10% and 6% compared to the second quarter and first six months of 2001, respectively. This decrease reflects accelerated operational-efficiency and work redesign initiatives to reduce the Company's overall cost structure. Marketing and Administrative expenses for the full year 2002 are anticipated to grow in the low single digits over the full year 2001 expense, primarily due to spending to support the launch of new claims on certain existing products and the annualization effect from the addition of 500 new sales representatives in 2002, which completes the U.S. sales force expansion of 1,500 representatives.

Research and development expenses increased 5% compared to the 2001 second quarter and 1% on a year-to-date basis. R&D reflects increased investment in later stage projects and continued significant investment in basic research, which increased 14% in the 2002 second quarter. For the full year 2002, research and development expenses are expected to be in the range of $2.7 to $2.8 billion, below the original guidance of $2.9 billion for 2002, reflecting the timing of Phase III clinical trials as well as savings associated with operational efficiency initiatives.

Results for the second quarter and first six months of 2002 reflect a 30.0% effective income tax rate. The Company's effective income tax rate for the year 2002 is expected to approximate 30.0% to 30.5%, which is consistent with the 2001 rate of 30.0%.

`Zocor', Merck's cholesterol-modifying medicine, continued its strong performance with second-quarter global sales of $1.6 billion, an increase of 19% from the comparable prior year period. Six-month sales totaled $3.2 billion, an increase of 12% from the first half of 2001. Wholesaler buying patterns negatively impacted second quarter and year-to-date sales by approximately $260 million and $395 million, respectively. Results from the Heart Protection Study
(HPS), the largest-ever study using a cholesterol-modifying medicine, were published earlier this month in The Lancet. According to the results, `Zocor' 40 mg helped save lives by reducing the risk of heart attack and stroke by one-fourth in a broad range of patients with heart disease or at high risk for heart disease. These results were consistent even in patients whose cholesterol levels were not high enough to require drug treatment under current treatment guidelines from around the world. The study, conducted by world-renowned Oxford University, also demonstrated heart-disease reductions with `Zocor' 40 mg in all patient populations studied, including women, the elderly and high-risk groups, such as those with history of heart attacks, diabetes, hypertension or vascular disease. The HPS also showed the safety and tolerability profile of `Zocor' 40 mg to be similar to placebo. Merck remains on track to file the results of the HPS with the U.S. Food and Drug Administration (FDA) this year.

Global sales of `Fosamax', the leading product worldwide for the treatment of postmenopausal, male and glucocorticoid-induced osteoporosis, were $640 million in the second quarter of 2002, an increase of 31% over the 2001 second quarter. Six-month sales of `Fosamax' totaled $1.2 billion, an increase of 43% over the same period last year. Wholesaler buying

* `Cozaar' and `Hyzaar' are registered trademarks of E.I. DuPont de Nemours & Company, Wilmington, DE, USA.

patterns favorably impacted second quarter and year-to-date sales by approximately $65 million and $105 million, respectively. Patient acceptance of `Fosamax' has been fueled by the Once Weekly formulation, which represents nearly 90 percent of U.S. prescriptions and is available in more than 70 countries worldwide. Significant market potential remains for `Fosamax' because less than 25 percent of the more than 50 million postmenopausal women with osteoporosis worldwide are currently diagnosed and treated.

`Cozaar' and `Hyzaar', Merck's high-blood pressure medicines, together are the No. 1 angiotensin II antagonists (AIIAs) worldwide. In the second quarter, global sales for the two products reached $565 million, an 11% increase from the 2001 second quarter. Sales for the first six months of 2002 totaled $1.0 billion, up 15% from the comparable 2001 period. New indications have been granted in 10 countries outside the United States as a result of the Reduction of Endpoints in Non-Insulin Dependent Diabetes Mellitus with the Angiotensin II Antagonist Losartan (RENAAL) study, which showed that `Cozaar' delayed the progression of renal disease in patients with Type 2 diabetes and proteinuria. In April, the Cardio-Renal Advisory Committee of the FDA recommended that the FDA approve `Cozaar' to delay the progression of renal disease in patients with Type 2 diabetes with proteinuria. The Advisory Committee's recommendation is not binding on the FDA. Merck is currently in discussions with the FDA regarding including the RENAAL study results in the `Cozaar' label.

Merck has filed the Losartan Intervention for Endpoint Reduction in Hypertension
(LIFE) study with the FDA for inclusion in the `Cozaar' label. This five-year study in patients with hypertension and left ventricular hypertrophy (enlarged, damaged hearts) compared `Cozaar' with the beta blocker atenolol, an established antihypertensive treatment.

`Singulair', Merck's once-a-day leukotriene receptor antagonist, remains the No. 1 prescribed asthma controller in the United States. Recently, the FDA granted approval for an update to the product label for `Singulair' to reference the findings of exploratory efficacy evaluations from a safety and tolerability study of patients 2 to 5 years old completed in 1999. The efficacy-evaluation findings, along with extrapolation of efficacy data from another study with older pediatric patients, support the overall conclusion that `Singulair' is efficacious in the maintenance treatment of asthma in patients 2 to 5 years old.

Merck has also submitted an application for FDA approval for the use of `Singulair' for allergic rhinitis, which affects more than 60 million people in the United States alone. In addition, `Singulair' has been approved and launched for the treatment of seasonal allergic rhinitis in Mexico. Global sales for `Singulair' this quarter decreased 33% to $250 million. For the first six months of 2002,`Singulair' sales were up 7% over the prior year period to $720 million. While wholesaler buying patterns negatively impacted second quarter and year-to-date sales by approximately $165 million and $65 million, respectively, total prescription volume was up 22% in the second quarter.

Global sales of `Vioxx', the Company's second-largest selling medicine, were $845 million this quarter, an increase of 17% over the 2001 second quarter. On a year-to-date basis, `Vioxx' sales totaled $1.5 billion, an increase of 24% over the first half of 2001. Wholesaler buying patterns favorably impacted second quarter and year-to-date sales by approximately $155 million and $115 million, respectively. In April, the FDA approved changes to the prescribing information to include results from the landmark `Vioxx' Gastrointestinal Outcomes Research (VIGOR) study and a new indication with `Vioxx' 25 mg for the relief of the signs and symptoms of rheumatoid arthritis in adults. `Vioxx' now is the only COX-2 specific inhibitor with a label demonstrating the proven risk reductions in clinically important gastrointestinal events compared to the non-steroidal anti-inflammatory drug (NSAID) naproxen and the only COX-2 specific inhibitor to offer once-daily 24-hour relief for osteoarthritis, rheumatoid arthritis and acute pain.

The Company announced in June plans to refile an expanded New Drug Application for `Arcoxia' with the FDA in the second half of 2003. The Company plans to seek indications for ankylosing spondylitis (a chronic, inflammatory disorder primarily involving the spine), osteoarthritis, rheumatoid arthritis, chronic pain, acute pain, dysmenorrhea (menstrual pain) and acute gouty arthritis.

To enhance its filing for the broad range of acute pain indications, including gout, Merck will provide data to the FDA from several ongoing studies on `Arcoxia' in acute pain. In response to the FDA's request for additional data on the cardiovascular safety of `Arcoxia', Merck is enrolling patients in a large clinical trial comparing `Arcoxia' to a non-naproxen non-steroidal anti-inflammatory drug. Patient enrollment began in June. Both gastrointestinal and cardiovascular safety data will be collected in this study.

Results from a study of `Arcoxia' in acute gouty arthritis - the largest ever reported in patients with the disease - were published in the June 22 issue of the British Medical Journal. The study showed that `Arcoxia' 120 mg once daily provided the same degree of pain relief as indomethacin (50 mg three times daily), which has been a widely used treatment for acute gouty arthritis for more than three decades.

The worldwide regulatory process for `Arcoxia' continues. To date, it has been approved and launched in the United Kingdom and several countries in Latin America. The European regulatory review for `Arcoxia' has been completed with approval in the European Union, with the exception of France and Germany, as a once-a-day treatment for osteoarthritis, rheumatoid arthritis and acute gouty arthritis. Merck has withdrawn the application from France and Germany to allow for additional discussions in separate procedures in those countries. Merck expects to receive regulatory approval of the drug in other countries over the next few months.

France has referred all COX-2 specific medicines on the market or currently under regulatory review to the CPMP, the European scientific regulatory agency, to discuss the gastrointestinal and cardiovascular safety of the coxib class. The Transparency Commission, responsible for pricing and reimbursement in France, is seeking to evaluate the medical benefit of currently marketed COX-2 inhibitors versus traditional NSAIDs.

At the World Congress of Cardiology meeting in May, Merck/Schering-Plough Pharmaceuticals reported results from two Phase III clinical trials that showed that `Zetia' 10 mg provided additional reductions in LDL-C ("bad" cholesterol) when co-administered with either pravastatin or lovastatin. The reductions in these studies were similar to the reductions previously reported in co-administration studies of `Zetia', an investigational cholesterol absorption inhibitor, with simvastatin and atorvastatin.

Also in May, a study published in Circulation showed that `Zetia' provided patients with homozygous familial hypercholesterolemia - a rare genetic disorder that results in extremely high total cholesterol levels - with an additional 21 percent to 28 percent reduction in LDL-C when added to statin therapy, compared to a 7 percent reduction observed when simvastatin or atorvastatin administered alone were doubled to the maximum recommended dose of 80 mg.

In July 2002, Merck announced that due solely to market conditions it was postponing the initial public offering of shares of its wholly owned subsidiary, Medco Health, and it withdrew the associated equity registration statement. Merck remains fully committed to the establishment of Medco Health as a separate, publicly traded company and intends to complete the separation within 12 months of July 2002, subject to market conditions. Statement of Financial Accounting Standards (FAS) No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, which was effective for the Company on January 1, 2002, precludes the reporting of a business to be distributed to stockholders as discontinued operations until the disposal date. The following supplemental information and discussion represents the stand-alone summarized operating results of Merck excluding Medco Health and the stand-alone summarized operating results of Medco Health. The combination of the historical stand-alone operating results of Merck and Medco Health will not equal Merck's consolidated operating results. Certain consolidating adjustments are necessary in the preparation of such consolidated operating results, associated primarily with sales of Merck products by Medco Health and related rebates received by Medco Health from Merck. The financial information included herein may not be indicative of the consolidated operating results of either Merck & Co., Inc. or Medco Health in the future, or what they would have been had Medco Health been a separate company during the periods presented.


                    Merck & Co., Inc. On a Stand-alone Basis

($ in millions)             Quarter Ended June 30   Six Months Ended June 30
                            ---------------------   ------------------------
                               2002        2001        2002        2001
                            ----------  ---------   ----------  ------------

Sales ..................    $  5,159.6  $  5,287.8  $  9,962.0  $  10,183.6
Materials and production         942.1       886.0     1,806.3      1,748.8
Income before taxes ....       2,351.8     2,477.5     4,564.8      4,757.0
Net income .............       1,655.7     1,756.5     3,213.6      3,372.7

                  Medco Health Solutions On a Stand-alone Basis

($ in millions)             Quarter Ended June 30   Six Months Ended June 30
                            ---------------------   ------------------------
                               2002        2001        2002          2001
                            ----------  ---------   -----------  -----------

Net revenues ......         $  8,363.4  $  7,229.0  $  16,379.5  $  14,271.1
Cost of revenues ..            8,024.7     6,910.7     15,782.5     13,673.2
Income before taxes              179.5       129.0        282.2        219.5
Net income ........              104.6        63.9        164.2        108.7

Medco Health continued to deliver strong net revenues growth in the second quarter and first six months, increasing over the prior year by 16 percent and 15 percent, respectively. The net revenues increase primarily reflects increased prices charged by manufacturers and increased representation of new and higher cost drugs in the brand name prescription base as well as higher prescription drug utilization. Medco Health's home delivery pharmacy maintained its leadership position, dispensing 20.6 million prescriptions out of its home delivery pharmacies in the second quarter. Medco Health's home delivery prescriptions grew by 12 percent over the second quarter 2001, and now represent 15 percent of Medco Health's total prescription business. Medco Health administered 140 million prescriptions in total during the quarter. Continuing as the world's largest Internet pharmacy, medcohealth.com processed 2.7 million prescriptions in the second quarter, an approximate 59 percent increase over 1.7 million prescriptions processed in the second quarter of 2001.

Medco Health's gross margin was 4.0% and 4.4% for the second quarter of 2002 and 2001, respectively, and 3.6% and 4.2% for the first six months of 2002 and 2001, respectively. The decrease in margin reflects the impact of competitive pricing pressures, reduced discounting by pharmaceutical manufacturers, reduced rate of retention of rebates received from pharmaceutical manufacturers and operating costs resulting from new business initiated in the beginning of 2002. Included in net revenues and cost of revenues are retail co-payments of approximately $1,640.0 million and $1,342.0 million for the second quarter of 2002 and 2001, respectively, and approximately $3,280.0 million and $2,720.0 million for the first six months of 2002 and 2001, respectively.

Medco Health revenues are recognized when prescriptions are dispensed to members of Medco Health clients through its home delivery pharmacies or retail pharmacies in its contractually affiliated networks. Medco Health's responsibilities under client contracts to adjudicate member claims properly and control clients' drug spend, the separate contractual pricing relationships and responsibilities to the retail pharmacies in the networks, and interaction with members, among other indicators, qualify Medco Health as the principal under the indicators set forth in EITF 99-19, Reporting Gross Revenue as a Principal vs. Net as an Agent, in most of its transactions with customers. Revenues are recognized from Medco Health's home delivery pharmacies and retail network contracts where it is the principal, on a gross basis, in accordance with EITF 99-19 at the prescription price (ingredient cost plus dispensing fee) negotiated with the clients, including the portion of the price to be settled directly by the member (copayment) plus Medco Health's administrative fees. Although Medco Health does not have credit risk with respect to retail copayments, all of the above indicators of gross treatment are present. In addition, these copayments are viewed as a mechanism that Medco Health negotiates with the clients to help the clients manage their retained prescription drug spending costs, and the level of copayments does not affect Medco Health's rebates or margin on the transaction. Where the terms of the contracts and nature of Medco Health's involvement in the prescription fulfillment process do not qualify it as a principal under EITF 99-19, revenues on those transactions consist of the administrative fee paid to Medco Health by the clients.

In June 2002, Medco Health entered into two swap-based rate lock agreements which hedged the benchmark interest rates associated with its anticipated July 2002 issuances of $500 million each of 5-year and 10-year fixed rate notes. The notes were to be issued concurrently or just subsequent to the completion of the proposed initial public offering of Medco Health shares. The swap-based contracts were designated as hedges of the variability in cash flows for the future semiannual interest payments on the anticipated debt offerings due to changes in the LIBOR swap benchmark interest rate during the period prior to the expected issuances. Losses on the contracts upon maturity totaled approximately $7.0 million. Because it is probable that the specific hedged forecasted transactions will not occur within two months of the dates originally specified, this amount was charged to Other (income) expense, net in the second quarter.

Outlook

The Company continues to anticipate earnings per share (EPS) for 2002, on an as-reported basis, to be at the same level as 2001 results. The 2002 as-reported EPS will be affected by the benefit from the implementation of FAS 142, Goodwill and Other Intangible Assets, regarding goodwill amortization, most of which relates to Merck's 1993 acquisition of Medco Health, and could be affected by the timing of the completion of the previously announced separation of Medco Health. The Company expects its core pharmaceutical business to deliver double-digit earnings-per-share growth in 2003.

Liquidity and Capital Resources
---------------------------------------------------------------------------------------------
($ in millions)                                      June 30, 2002          December 31, 2001
---------------------------------------------------------------------------------------------
Cash, cash equivalents and short-term
  investments ............................            $  3,109.5               $  3,286.6
Working capital ..........................            $    860.5               $  1,417.4
Total debt to total liabilities and equity                  21.1%                    20.1%

Cash provided by operations continues to be the Company's primary source of funds to finance operating needs and capital expenditures. Net cash provided by operating activities totaled $3.6 billion and $3.4 billion for the six months ended June 30, 2002 and 2001, respectively. Income taxes paid totaled $1.1 billion and $1.6 billion for the six months ended June 30, 2002 and 2001, respectively.

Capital expenditures for the six months totaled $1.1 billion and $1.4 billion in 2002 and 2001, respectively. Capital expenditures for the full year 2002 are expected to approximate $2.6 billion.

In March 2002, the Company issued $2.5 billion of commercial paper (CP). The proceeds from these borrowings were used to repay maturing shorter-dated CP and for other corporate purposes.

On May 28, 2002, the Board of Directors declared a quarterly dividend of 35 cents per share on the Company's common stock for the third quarter of 2002, which was paid on July 1, 2002 to stockholders of record at the close of business on June 7, 2002. On July 23, 2002, the Board of Directors declared a quarterly dividend of 36 cents per share on the Company's common stock for the fourth quarter of 2002. The Company's total dividends paid during 2002 will be $1.41 per share, a 3 percent increase over the amount paid during the same period in 2001.

In July 2002, the Board of Directors also approved purchases over time of up to an additional $10 billion of Merck shares. The Company is currently making purchases under a February 2000, $10 billion authorization. Through June 30, 2002, the Company purchased 115.3 million treasury shares at an aggregate cost of $7.7 billion under that program. Treasury stock purchases totaled $1.3 billion during the first six months of 2002 compared with $2.2 billion for the first half of 2001.

Other Matters

The Company has been named as a defendant in a number of federal lawsuits, all of which purport to be class actions, and in one state derivative action, relating to the Company's practice of recognizing in the Company's revenue retail co-payments paid by individuals to whom Medco Health provides pharmaceutical benefits. Five current or former members of management and the members of the board of directors have also been named as defendants in certain of these lawsuits. The Company believes that these lawsuits are completely without merit and will vigorously defend against them.

Plaintiffs claiming to represent six pharmaceutical benefit plans for which Medco Health is the pharmaceutical benefit manager, have sued Medco Health and the Company in federal court in New York. The suits, which are similar to claims against other pharmaceutical benefit managers in other pending cases, allege that Medco Health should be treated as a "fiduciary" under the provisions of the Employee Retirement Income Security Act (ERISA). Plaintiffs have not yet formally sought class-action status. The amended complaints in the lawsuits also allege that the Company and Medco Health have violated ERISA by using Medco Health to increase the Company's market share and by entering into certain "prohibited transactions" with each other that favor the Company's products. The plaintiffs have demanded that Medco Health and the Company turn over any unlawfully obtained profits to a trust to be set up for the benefit plans. In connection with recent settlement discussions, the plaintiffs have indicated that they may amend their complaint against Medco Health and others to allege violations of the Sherman Act, the Clayton Act and various states' antitrust laws due to alleged conspiracies to suppress price competition and unlawful combinations allegedly resulting in higher pharmaceutical prices. A motion for summary judgment filed by Medco Health has been withdrawn. Complaints against Medco Health and the Company also have been filed by one Northwest Airlines plan participant and one DaimlerChrysler plan participant, purportedly on behalf of the plans and similarly-situated self-funded plans. Class action status is being sought in the case filed by the Northwest Airlines plan participant. Neither Northwest Airlines nor DaimlerChrysler is a party to the lawsuit. The complaints rely on many of the same theories as the litigation discussed above. An amended complaint in the action brought by the DaimlerChrysler plan participant alleges that various activities of the Company and Medco Health violate federal and state racketeering laws. In addition, a lawsuit based on many of the same factual allegations was recently filed against the Company and Medco Health in California Superior Court. The theory of liability is based on a California statute prohibiting unfair business practices. The plaintiff, who purports to sue on behalf of the general public of California, seeks injunctive relief and disgorgement of the revenues that were allegedly improperly received by the Company and Medco Health. Medco Health and the Company believe that these cases are without merit, Medco Health is not a "fiduciary" within the meaning of ERISA and the Company has not violated ERISA or the California unfair business practices law. Medco Health and the Company intend to vigorously defend against them.

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

Part II - Other Information

Item 1.  Legal Proceedings

Information with respect to certain legal proceedings regarding alleged ERISA violations and certain legal proceedings regarding revenue recognition of co-payments is incorporated by reference from Management's Analysis of Interim Financial Information contained in Part I of this report.

Item 4.  Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Annual Meeting of Stockholders held on April 23, 2002, and received the votes set forth below:

1. All of the following persons nominated were elected to serve as directors and received the number of votes set opposite their respective names:

                                                For                 Withheld
                                            -------------         -----------
         William M. Daley                    1,767,190,678          74,391,462
         Raymond V. Gilmartin                1,513,082,025         328,500,116
         Edward M. Scolnick, M.D.            1,520,806,393         320,775,748
         Anne M. Tatlock                     1,521,869,497         319,712,644
         Samuel O. Thier, M.D.               1,522,213,125         319,369,016

2. A proposal to ratify the appointment of independent public accountants received 1,802,123,975 votes FOR and 25,627,535 votes AGAINST, with 13,830,631 abstentions.

3. A stockholder proposal concerning annual election of directors received 843,947,121 votes FOR and 504,035,574 votes AGAINST, with 22,736,593 abstentions and 470,862,853 broker non-votes.

4. A stockholder proposal concerning voting "against" directors received 61,905,187 votes FOR and 1,273,928,192 votes AGAINST, with 35,057,084 abstentions and 470,691,678 broker non-votes.

5. A stockholder proposal concerning pharmaceutical pricing received 41,183,160 votes FOR and 1,290,910,465 votes AGAINST, with 38,801,508 abstentions and 470,687,008 broker non-votes.

6. A stockholder proposal concerning a "glass ceiling" review received 319,039,771 votes FOR and 997,284,975 votes AGAINST, with 54,587,986 abstentions and 470,669,409 broker non-votes.

Item 6.  Exhibits and Report on Form 8-K

(a)      Exhibits

         Number        Description                            Method of Filing
         ------        -----------                            ----------------
         3(a)          Restated Certificate of                Incorporated by reference
                        Incorporation of Merck                 to Form 10-Q Quarterly Report
                        & Co., Inc. (September 1, 2000)        for the period ended
                                                               September 30, 2000

         3(b)          By-Laws of Merck & Co., Inc.           Incorporated by reference
                        (as amended effective                  to Form 10-Q Quarterly
                        February 25, 1997)                     Report for the period
                                                               ended March 31, 1997

         10(a)         2001 Non-Employee Directors            Filed with this document
                        Stock Option Plan (amended
                        April 19, 2002)

         12            Computation of Ratios of               Filed with this document
                        Earnings to Fixed Charges

         Number        Description                                 Method of Filing
         ------        -----------                                 ----------------
         99(a)         Certification of Chief Executive            Filed with this document
                        Officer Pursuant to 18 U.S.C.
                        Section 1350, as Adopted
                        Pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002

         99(b)         Certification of Chief Financial            Filed with this document
                        Officer Pursuant to 18 U.S.C.
                        Section 1350, as Adopted
                        Pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

         During the three-month period ending June 30, 2002, the Company furnished one Current Report on Form 8-K under Item 9-Regulation FD
         Disclosure: Report dated April 18, 2002 and furnished April 18, 2002, regarding earnings for first quarter and certain supplemental information.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MERCK & CO., INC.



Date:  August 9, 2002                     /s/ Kenneth C. Frazier
                                          ----------------------------------
                                          KENNETH C. FRAZIER
                                          Senior Vice President and General
                                          Counsel




Date:  August 9, 2002                     /s/ Richard C. Henriques
                                          ----------------------------------
                                          RICHARD C. HENRIQUES
                                          Vice President, Controller

                                  EXHIBIT INDEX


Exhibits

Number            Description
------            -----------

3(a)              Restated Certificate of Incorporation of Merck & Co., Inc.
                   (September 1, 2000)
                   -Incorporated by reference to Form 10-Q Quarterly
                    Report for the period ended September 30, 2000

3(b)              By-Laws of Merck & Co., Inc. (as amended effective February
                   25, 1997)
                   -Incorporated by reference to Form 10-Q Quarterly
                    Report for the period ended March 31, 1997

10(a)             2001 Non-Employee Directors Stock Option Plan (amended April
                   19, 2002)

12                Computation of Ratios of Earnings to Fixed Charges

99(a)             Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                   Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99(b)             Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                   Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002