Form 10-Q
period 2002-09-30
MERCK & CO INC
filed 2002-11-13
CIK 64978

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 1-3305

MERCK & CO., INC.

P. O. Box 100
One Merck Drive
Whitehouse Station, N.J. 08889-0100
(908) 423-1000

Incorporated in New Jersey	I.R.S. Employer Identification No. 22-1109110

The number of shares of common stock outstanding as of the close of business on October 31, 2002:

Class	Number of Shares Outstanding

Common Stock	2,245,556,431

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]        No [   ]

Part I — Financial Information
Item 1. Financial Statements
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4. Controls and Procedures
Part II — Other Information
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
Signatures
CERTIFICATION
CERTIFICATION
EXHIBIT INDEX
PLAN FOR DEFERRED PAYMENT
COMPUTATION
CERTIFICATION
CERTIFICATION

Part I — Financial Information

Item 1. Financial Statements

MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF INCOME
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited, $ in millions except per share amounts)

	Three Months		Nine Months
	Ended September 30		Ended September 30

	2002	2001	2002	2001

Sales	$12,892.9	$11,919.6	$37,871.9	$35,157.8

Costs, Expenses and Other

Materials and production	8,080.1	7,082.8	24,353.5	21,334.1

Marketing and administrative	1,562.7	1,525.3	4,505.3	4,669.0

Research and development	676.9	590.3	1,838.4	1,740.0

Equity income from affiliates	(188.7)	(164.1)	(550.7)	(557.8)

Other (income) expense, net	70.6	102.2	211.6	228.4

	10,201.6	9,136.5	30,358.1	27,413.7

Income Before Taxes	2,691.3	2,783.1	7,513.8	7,744.1

Taxes on Income	807.3	834.9	2,254.1	2,323.2

Net Income	$1,884.0	$1,948.2	$5,259.7	$5,420.9

Basic Earnings per Common Share	$.84	$.85	$2.33	$2.36

Earnings per Common Share Assuming Dilution	$.83	$.84	$2.31	$2.33

Dividends Declared per Common Share	$.36	$.35	$1.06	$1.03

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
(Unaudited, $ in millions)

September 30	December 31
2002	2001

ASSETS

Current Assets

Cash and cash equivalents	$1,496.6	$2,144.0

Short-term investments	2,488.5	1,142.6

Accounts receivable	5,524.6	5,215.4

Inventories	3,452.1	3,579.3

Prepaid expenses and taxes	1,061.8	880.3

Total current assets	14,023.6	12,961.6

Investments	8,369.9	6,983.5

Property, Plant and Equipment, at cost, net of allowance for depreciation of $6,531.3 in 2002 and $5,853.1 in 2001	13,839.6	13,103.4

Goodwill	4,127.0	4,127.0

Other Intangibles, net	3,178.6	3,364.0

Other Assets	3,798.7	3,481.7

$47,337.4	$44,021.2

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$5,167.4	$5,108.4

Loans payable and current portion of long-term debt	4,842.7	4,066.7

Income taxes payable	2,253.9	1,573.3

Dividends payable	809.4	795.8

Total current liabilities	13,073.4	11,544.2

Long-Term Debt	4,869.8	4,798.6

Deferred Income Taxes and Noncurrent Liabilities	6,950.9	6,790.8

Minority Interests	4,910.8	4,837.5

Stockholders’ Equity

Common stock Authorized Issued	— 5,400,000,000 shares — 2,976,185,925 shares — September 30, 2002 — 2,976,129,820 shares — December 31, 2001	29.8	29.8

Other paid-in capital	6,931.2	6,907.2

Retained earnings	34,353.5	31,489.6

Accumulated other comprehensive income	185.6	10.6

41,500.1	38,437.2

Less treasury stock, at cost 729,908,414 shares — September 30, 2002 703,400,499 shares — December 31, 2001	23,967.6	22,387.1

Total stockholders’ equity	17,532.5	16,050.1

$47,337.4	$44,021.2

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited, $ in millions)

	Nine Months
	Ended September 30

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$5,259.7	$5,420.9

Adjustments to reconcile net income to cash provided from operations:

Depreciation and amortization	1,105.2	1,092.1

Deferred income taxes	226.0	(46.9)

Other	(172.5)	(202.1)

Net changes in assets and liabilities	314.0	(82.0)

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,732.4	6,182.0

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures	(1,663.0)	(2,001.0)

Purchase of securities, subsidiaries and other investments	(25,040.7)	(24,231.9)

Proceeds from sale of securities, subsidiaries and other investments	22,600.2	22,724.1

Other	.4	(168.0)

NET CASH USED BY INVESTING ACTIVITIES	(4,103.1)	(3,676.8)

CASH FLOWS FROM FINANCING ACTIVITIES

Net change in short-term borrowings	(1,802.5)	1,414.1

Proceeds from issuance of debt	2,583.5	1,121.4

Payments on debt	(4.3)	(11.8)

Purchase of treasury stock	(1,834.2)	(3,574.4)

Dividends paid to stockholders	(2,382.1)	(2,345.7)

Other	113.9	19.3

NET CASH USED BY FINANCING ACTIVITIES	(3,325.7)	(3,377.1)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	49.0	(31.3)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(647.4)	(903.2)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,144.0	2,536.8

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,496.6	$1,633.6

The accompanying notes are an integral part of this consolidated financial statement.

Notes to Consolidated Financial Statements

1.	The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K.

The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. In the Company’s opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

Certain reclassifications have been made to prior year amounts to conform with current year presentation.

Notes to Consolidated Financial Statements (continued)

2.	Revenues from sales of Merck human health products are recognized upon shipment of product. Revenues are recorded net of provisions for rebates, discounts and returns, which are established at the time of sale. Medco Health Solutions, Inc. (Medco Health) revenues consist principally of sales of prescription drugs to members, either through Medco Health’s home delivery pharmacies or through its networks of contractually affiliated retail pharmacies, and are recognized when those prescriptions are dispensed. Medco Health evaluates client contracts using the indicators of EITF 99-19, Reporting Gross Revenue as a Principal vs. Net as an Agent, to determine whether it acts as a principal or as an agent in the fulfillment of prescriptions through the retail pharmacy network. Where Medco Health acts as a principal, revenues are recognized on a gross reporting basis at the prescription price (ingredient cost plus dispensing fee) negotiated with clients, including the portion of the price allocated by the client to be settled directly by the member (copayment). This is because Medco Health (a) has separate contractual relationships with clients and with pharmacies, (b) is responsible to validate and most economically manage a claim through its claims adjudication process, (c) commits to set prescription prices for the pharmacy, including instructing the pharmacy as to how that price is to be settled (copayment requirements), (d) manages the overall prescription drug relationship with the patients, and (e) has credit risk for the price due from the client. Where Medco Health adjudicates prescriptions at pharmacies that are under contract directly with the client and there are no financial risks to Medco Health, such revenue is recorded using net reporting as service revenues, at the amount of the administrative fee earned by Medco Health for processing the claim. Rebates, guarantees, and risk-sharing payments paid to clients and other discounts are deducted from revenue as they are earned by the client. Other contractual payments made to clients are generally made upon initiation of contracts as implementation allowances, which may, for example, be designated by clients as funding for their costs to transition their plans to Medco Health or as compensation for certain data or licensing rights granted by the client to Medco Health. Medco Health considers these payments to be an integral part of its pricing of a contract and believes that they represent only a variability in the timing of cash flow that does not change the underlying economics of the contract. Accordingly, these payments are capitalized and amortized as a reduction of revenue on a straight line basis over the life of the contract where the payments are refundable upon cancellation of the contract or relate to non-cancelable contracts. Amounts capitalized are assessed periodically for recoverability based on the profitability of the contract.

Medco Health revenues also include service revenues consisting principally of administrative fees earned from clients and other non-product related service revenues, including from sales of data to pharmaceutical manufacturers and health care organizations. Administrative fees are earned for services that are comprised of claims processing, eligibility management, benefits management, pharmacy network management and other related customer services and are recognized when the prescription is dispensed. Other non-product related service revenues are recorded by Medco Health when performance occurs and collectibility is assured.

3.	Inventories consisted of:

	($ in millions)

	September 30	December 31
	2002	2001

Finished goods	$2,179.3	$2,155.7

Raw materials and work in process	1,189.4	1,340.7

Supplies	83.4	82.9

Total (approximates current cost)	3,452.1	3,579.3

Reduction to LIFO cost	—	—

	$3,452.1	$3,579.3

4.	Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (FAS 142), which addresses the recognition and measurement of goodwill and other intangible assets subsequent to a business combination.

Goodwill
In accordance with FAS 142, goodwill associated with acquisitions subsequent to June 30, 2001 was not amortized. Effective January 1, 2002, goodwill existing at June 30, 2001 was not amortized, but rather assigned to reporting units within the Company’s segments and evaluated for impairment on at least an annual basis using a fair value based test. Had amortization expense for goodwill not been recorded for the three and nine months ended September 30, 2001, reported net income would have increased $33.2 million ($.01 for both basic earnings per common share and earnings per common share assuming dilution) and $99.5 million ($.04 for both basic earnings per common share and earnings per common share assuming dilution), respectively. In the second quarter of 2002, the Company completed its transitional goodwill impairment test and determined that goodwill was not impaired under the provisions of the new guidance.

Notes to Consolidated Financial Statements (continued)

Other Intangibles
Aggregate amortization expense for the three months ended September 30, 2002 and 2001 totaled $61.9 million and $61.4 million, respectively. Aggregate amortization expense for the nine months ended September 30, 2002 and 2001 totaled $186.3 million and $178.1 million, respectively. Amortization expense is recorded in Materials and production expense and Other (income) expense, net. The estimated aggregate amortization expense for each of the next five years is as follows: 2002, $248.0 million; 2003, $245.0 million; 2004, $240.0 million; 2005, $211.0 million; and 2006, $190.0 million. Other intangibles consisted of:

	($ in millions)

	September 30	December 31
	2002	2001

Customer relationships — Medco Health	$3,172.2	$3,172.2

Patents and product rights	1,355.2	1,355.2

Other	123.8	122.9

Total acquired cost	$4,651.2	$4,650.3

Customer relationships — Medco Health	$736.1	$672.5

Patents and product rights	657.3	545.8

Other	79.2	68.0

Total accumulated amortization	$1,472.6	$1,286.3

5.	The Company, along with numerous other defendants, is a party in several antitrust actions brought by retail pharmacies and consumers, alleging conspiracies in restraint of trade and challenging pricing and/or purchasing practices, one of which has been certified as a federal class action and a number of which have been certified as state class actions. In 1996, the Company and several other defendants finalized an agreement to settle the federal class action alleging conspiracy, which represents the single largest group of retail pharmacy claims. Since that time, the Company has entered into other settlements on satisfactory terms. In October 2001, the Judicial Panel on Multi-District Litigation (Panel) determined that consolidated pretrial proceedings in federal district court in Chicago were substantially completed. The Panel ordered that all of the federal antitrust conspiracy cases, several of which have not been settled by the Company, be returned to the federal district courts in which each case was originally filed. The cases were returned to those courts, and many have since been transferred to the federal court in Brooklyn, New York for further proceedings. The Company has not engaged in any conspiracy, and no admission of wrongdoing was made nor was included in any settlement agreements. While it is not feasible to predict or determine the final outcome of the remaining proceedings, management does not believe that they should result in a materially adverse effect on the Company’s financial position, results of operations or liquidity.

6.	Net sales consisted of:

	($ in millions)

	Three Months		Nine Months
	Ended September 30		Ended September 30

	2002	2001	2002	2001

Atherosclerosis	$1,506.7	$1,390.9	$3,936.7	$3,773.3

Hypertension/heart failure	822.2	872.8	2,578.2	2,721.6

Anti-inflammatory/analgesics	775.6	744.8	2,204.7	1,891.2

Osteoporosis	456.7	418.0	1,555.0	1,202.4

Respiratory	346.9	314.4	992.7	942.2

Vaccines/biologicals	287.5	305.7	764.8	794.4

Anti-bacterial/anti-fungal	212.2	176.1	572.1	552.3

Ophthalmologicals	155.3	156.4	452.2	479.0

Human immunodeficiency virus (HIV)	65.6	109.4	214.8	320.9

Anti-ulcerants	11.2	19.5	40.8	275.9

Other	879.6	959.7	2,260.7	2,799.8

Medco Health	7,373.4	6,451.9	22,299.2	19,404.8

	$12,892.9	$11,919.6	$37,871.9	$35,157.8

Beginning in the third quarter of 2002, sales by individual therapeutic class are presented net of rebates and discounts. These amounts were previously presented on a gross basis, whereby rebates and discounts were included in Other. Because rebates and discounts have always been included in total net sales, this change in presentation has no effect on consolidated sales or net income. Other primarily includes sales of other human pharmaceuticals and supply sales to the Company’s joint ventures and AstraZeneca LP. Medco Health primarily includes Medco Health sales of non-Merck products and Medco Health pharmaceutical benefit services, principally sales of prescription drugs through managed prescription drug programs, as well as services provided through programs to manage patient health and drug utilization.

Notes to Consolidated Financial Statements (continued)

7.	Other (income) expense, net, consisted of:

	($ in millions)

	Three Months		Nine Months
	Ended September 30		Ended September 30

	2002	2001	2002	2001

Interest income	$(107.3)	$(114.6)	$(311.2)	$(380.3)

Interest expense	99.9	121.8	292.7	355.2

Exchange losses (gains)	8.3	1.5	10.9	(18.6)

Minority interests	59.1	72.3	169.7	218.3

Amortization of goodwill and other intangibles	51.1	83.7	153.5	244.8

Other, net	(40.5)	(62.5)	(104.0)	(191.0)

	$70.6	$102.2	$211.6	$228.4

Minority interests include third parties’ share of exchange gains and losses arising from translation of the financial statements into U.S. dollars.

Decreased amortization of goodwill and other intangibles in the three and nine-month periods ended September 30, 2002 reflects the adoption of FAS 142. (See Note 4 for further information.)

Interest paid for the nine-month periods ended September 30, 2002 and 2001 was $332.2 million and $373.7 million, respectively.

8.	The weighted average common shares used in the computations of basic earnings per common share and earnings per common share assuming dilution (shares in millions) are as follows:

	Three Months		Nine Months
	Ended September 30		Ended September 30

	2002	2001	2002	2001

Average common shares outstanding	2,249.9	2,282.9	2,261.1	2,292.7

Common shares issuable(1)	16.0	29.5	19.9	36.4

Average common shares outstanding assuming dilution	2,265.9	2,312.4	2,281.0	2,329.1

(1) Issuable primarily under stock option plans.

9.	Comprehensive income for the three months ended September 30, 2002 and 2001, representing all changes in stockholders’ equity during the period other than changes resulting from the Company’s stock, was $2,022.4 million and $2,000.8 million, respectively. Comprehensive income for the nine months ended September 30, 2002 and 2001 was $5,434.7 million and $5,507.1 million, respectively.

10.	The Company’s operations are principally managed on a products and services basis and are comprised of two reportable segments: Merck Pharmaceutical, which includes products marketed either directly or through joint ventures, and Medco Health. Merck Pharmaceutical products consist of therapeutic and preventive agents, sold by prescription, for the treatment of human disorders. Medco Health revenues consist principally of sales of prescription drugs to members, either through Medco Health’s home delivery pharmacies or through Medco Health’s network of contractually affiliated pharmacies, as well as services provided through programs to manage patient health and drug utilization. Medco Health revenues in the following table reflect sales of prescription drugs on a drug spend basis, including amounts not reportable as revenues in the Consolidated Statement of Income, in accordance with the Company’s internal management reporting presented to the chief operating decision maker (See page 11 of this report for Medco Health operating results on a stand-alone basis; the revenues presented therein exclude such amounts). All Other includes non-reportable human and animal health segments. Revenues and profits for these segments are as follows:

Notes to Consolidated Financial Statements (continued)

	($ in millions)

	Three Months		Nine Months
	Ended September 30		Ended September 30

	2002	2001	2002	2001

Segment revenues:

Merck Pharmaceutical	$5,120.5	$5,017.1	$14,461.6	$14,495.3

Medco Health	8,134.9	7,269.7	24,787.5	21,862.2

All Other	344.0	366.4	933.5	982.0

	$13,599.4	$12,653.2	$40,182.6	$37,339.5

Segment profits:

Merck Pharmaceutical	$3,284.7	$3,176.5	$9,223.4	$8,981.2

Medco Health	187.0	219.4	529.1	542.4

All Other	337.5	295.3	866.4	772.1

	$3,809.2	$3,691.2	$10,618.9	$10,295.7

Segment profits are comprised of segment revenues less certain elements of materials and production costs and operating expenses, including components of equity income (loss) from affiliates and depreciation and amortization expenses. For internal management reporting presented to the chief operating decision maker, the Company does not allocate the vast majority of indirect production costs, research and development expenses and general and administrative expenses, all predominantly related to the Merck pharmaceutical business, as well as the cost of financing these activities. Separate divisions maintain responsibility for monitoring and managing these costs, including depreciation related to fixed assets utilized by these divisions and, therefore, they are not included in segment profits. The vast majority of goodwill amortization in 2001, and other intangibles amortization, predominantly related to the Medco Health business, as well as the cost of financing capital employed, also are not allocated for internal management reporting and, therefore, are not included in segment profits.

A reconciliation of total segment profits to consolidated income before taxes is as follows:

	($ in millions)

	Three Months		Nine Months
	Ended September 30		Ended September 30

	2002	2001	2002	2001

Segment profits	$3,809.2	$3,691.2	$10,618.9	$10,295.7

Other profits	45.8	64.8	130.5	215.3

Adjustments	100.3	92.1	289.4	266.1

Unallocated:

Interest income	107.3	114.6	311.2	380.3

Interest expense	(99.9)	(121.8)	(292.7)	(355.2)

Equity income (loss) from affiliates	47.4	49.2	193.0	235.2

Depreciation and amortization	(290.4)	(289.7)	(859.2)	(863.3)

Research and development	(676.9)	(590.3)	(1,838.4)	(1,740.0)

Other expenses, net	(351.5)	(227.0)	(1,038.9)	(690.0)

	$2,691.3	$2,783.1	$7,513.8	$7,744.1

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

Merck’s wholly owned subsidiary, Merck-Medco Managed Care, L.L.C., converted from a limited liability company to a Delaware corporation in May 2002 and subsequently changed its name to Medco Health Solutions, Inc. In July 2002, Merck announced that due solely to market conditions it was postponing the initial public offering (IPO) of shares of Medco Health and it withdrew the associated equity registration statement. Merck remains fully committed to the establishment of Medco Health as a separate, publicly traded company and intends to complete the separation by mid-2003, subject to market conditions. The Internal Revenue Service has issued a favorable ruling recently regarding the IPO and spin-off of Medco Health.

11.	Legal proceedings to which the Company is a party are discussed in Part I Item 3, Legal Proceedings, in the 2001 Annual Report on Form 10-K. Current developments are addressed in Part II of this filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Results
Earnings per share for the third quarter of 2002 were $0.83, compared to $0.84 in the third quarter of 2001. Consolidated net income was $1,884.0 million, compared to $1,948.2 million in the third quarter of last year. Consolidated sales were $12.9 billion for the quarter, an increase of 8% compared to the same period last year.

For the first nine months of 2002, earnings per share were $2.31, compared to $2.33 in the first nine months of 2001. Consolidated net income was $5,259.7 million, compared to $5,420.9 million for the first nine months of 2001. Consolidated sales grew 8% for the first nine months of 2002 to $37.9 billion.

Merck’s five key growth drivers — ‘Zocor’, ‘Vioxx’, ‘Cozaar’ and ‘Hyzaar’*, ‘Fosamax’ and ‘Singulair’ — collectively had increased sales of 8% for the quarter and drove Merck’s human health sales performance. Overall, Merck’s human health sales in its core pharmaceuticals business were in line with 2001 for the third quarter and first nine months, excluding a 1% benefit and a 1% unfavorable effect from foreign exchange for the third quarter and first nine months, respectively. The human health sales performance includes the unfavorable effect from products affected by patent expirations, including ‘Vasotec’, ‘Vaseretic’, ‘Pepcid’, ‘Mevacor’, ‘Prinivil’ and ‘Prinzide’, which declined 26% and 35% in the third quarter and first nine months, respectively. Full year 2002 worldwide sales of these patent expiry products are expected to decline in total to approximately $1.4 to $1.6 billion. Sales outside of the United States accounted for 38% of the Company’s first nine months of 2002 human health sales. Merck’s consolidated sales growth also reflected the impact of Medco Health Solutions, Inc.’s (Medco Health) sales, which increased this quarter by 13% over the third quarter of 2001 and 14% over the first nine months of 2001. Beginning in the third quarter of 2002, sales for individual products are presented net of rebates and discounts. Individual product sales were previously presented on a gross basis, prior to rebates and discounts. Because rebates and discounts have always been included in total net sales, this change in presentation has no effect on consolidated sales or net income.

The Company’s gross margin was 37.3% in the 2002 third quarter compared to 40.6% in the 2001 third quarter and 35.7% compared to 39.3% for the respective nine-month periods. Gross margin reductions in 2002 reflect the growth in the lower-margin Medco Health business as well as effects from product mix. Full year gross margin is expected to approximate 36%.

Marketing and administrative expenses increased 2% for the quarter and decreased 4% for the first nine months of 2002. The increase for the quarter reflects the impact of additional sales forces in support of new product introductions and new indications. Underlying the growth in the third quarter and reflected in the decrease for the nine months are operational-efficiency and work redesign initiatives, which reduced the Company’s overall cost structure. Full-year 2002 Marketing and administrative expenses are anticipated to be level with the full-year 2001 expense, reflecting spending to support the launch of new claims and new products and the annualization effect from the addition of new sales representatives in 2002, combined with the Company’s efforts to lower the overall cost structure.

Research and development expenses increased 15% compared to the 2001 third quarter and 6% on a year-to-date basis. R&D reflects increased investment in later stage projects and continued significant investment in basic research, which increased 16% in the third quarter. For the full year 2002, research and development expenses are expected to be in the range of $2.7 to $2.8 billion, an increase of 10% to 14% over 2001, reflecting the timing of large Phase III clinical trials.

Results for the third quarter and first nine months of 2002 reflect a 30.0% effective income tax rate, which is consistent with the 2001 rate of 30.0%.

‘Zocor’, Merck’s cholesterol-modifying medicine, continued its solid performance with third quarter worldwide sales rising to $1.5 billion, an increase of 9% from the comparable prior year period. Nine-month sales totaled $3.8 billion, an increase of 8% from the first nine months of 2001. Wholesaler buying patterns favorably impacted third quarter and unfavorably impacted year-to-date sales by approximately $15 million and $158 million, respectively. Full-year 2002 sales of ‘Zocor’ are expected to approximate $5.6 to $5.8 billion. ‘Zocor’ remains a therapy of choice for many physicians as studies confirm the demonstrated ability of ‘Zocor’ to act favorably on all three key lipid parameters — LDL-C (so-called “bad” cholesterol), HDL-C (so-called “good” cholesterol) and triglycerides. Results from the landmark Heart Protection Study (HPS), the largest-ever study using a cholesterol-modifying medicine, were published in July in The Lancet. In the third quarter, a supplemental New Drug Application (NDA) was filed with the U.S. Food and Drug Administration (FDA) to incorporate data from HPS into the label. HPS showed that ‘Zocor’ 40 mg was the first and only cholesterol-lowering medicine proven to save lives by reducing the risk of heart attack and stroke in high-risk patients, including people with diabetes, regardless of cholesterol levels. Updated federal guidelines, which now report that people with diabetes are at increased risk for cardiovascular disease, have increased the number of people in the United States who are eligible for statin therapy by an additional 10 million.

*‘Cozaar’ and ‘Hyzaar’ are registered trademarks of E.I. du Pont de Nemours and Company, Wilmington, DE, USA.

‘Cozaar’ and ‘Hyzaar’, Merck’s high blood pressure medicines, are together the No. 1 prescribed angiotensin II antagonists (AIIAs) worldwide. In the third quarter, global sales for the two products reached $550 million, an 8% increase from the 2001 third quarter. Sales for the first nine months of 2002 totaled $1.5 billion, up 10% from the comparable 2001 period. Full-year 2002 sales of ‘Cozaar’ and ‘Hyzaar’ are expected to approximate $2.1 to $2.3 billion. In September, the FDA approved ‘Cozaar’ to reduce the rate of progression of nephropathy (kidney disease) in Type 2 diabetic patients with hypertension and nephropathy. The new indication is based on the Reduction of Endpoint in Non-Insulin Dependent Diabetes Mellitus with the Angiotensin II Antagonist Losartan (RENAAL) study, which showed that while ‘Cozaar’ had no effect on overall mortality, it significantly delayed progression to end-stage renal disease (ESRD), a condition requiring dialysis or kidney transplantation for survival.

Merck has submitted a supplemental NDA for ‘Cozaar’ based on the results of the Losartan Intervention for Endpoint Reduction in Hypertension (LIFE) study announced earlier this year. The study found that use of ‘Cozaar’ significantly reduced the combined risk of cardiovascular death, heart attack and stroke in patients with hypertension and left ventricular hypertrophy (LVH) compared to the beta-blocker atenolol. In an analysis of the treatment effect by ethnicity, black patients treated with atenolol were at lower risk of experiencing cardiovascular death, heart attack and stroke compared to patients treated with ‘Cozaar’, even though both drugs lowered blood pressure to a similar degree. A subanalysis of the LIFE study in patients with isolated systolic hypertension (ISH) was published in a September edition of the Journal of the American Medical Association (JAMA). This study showed that ‘Cozaar’ significantly reduced the risk of stroke by 41 percent and cardiovascular death by 46 percent in this patient population compared to atenolol, although ‘Cozaar’ did not demonstrate a statistically significant reduction in the overall combined risk of cardiovascular death, heart attack and stroke.

Global sales of ‘Fosamax’, the leading product worldwide for the treatment of postmenopausal, male and glucocorticoid-induced osteoporosis, were solid in the third quarter of 2002, reaching $455 million, an increase of 9% over the 2001 third quarter. Nine-month sales of ‘Fosamax’ totaled $1.6 billion, an increase of 29% over the same period last year. Wholesaler buying patterns unfavorably impacted third quarter and year-to-date sales by approximately $100 million and $11 million, respectively. Full-year 2002 sales of ‘Fosamax’ are expected to approximate $2.0 to $2.2 billion. Two new studies on ‘Fosamax’ were presented at the annual meeting of the American Society of Bone Mineral Research (ASBMR) in September. The first showed that over a 10-year period ‘Fosamax’ provided continuous increases in lumbar spine bone mass. A second study, the first head-to-head study of bisphosphonates, showed that in European patients ‘Fosamax’ 70 mg once weekly increased lumbar spine and hip bone mineral density (BMD) more than risedronate 5 mg once daily using a European dosing regimen.

‘Singulair’, Merck’s once-a-day leukotriene receptor antagonist, continued its strong performance in the third quarter, with global sales of $350 million, an increase of 11% over the 2001 third quarter. Sales for the first nine months grew 5% to $1.0 billion. Wholesaler buying patterns unfavorably impacted third quarter and year-to-date sales by approximately $30 million and $72 million, respectively. Full-year 2002 sales of ‘Singulair’ are expected to approximate $1.4 to $1.6 billion. The FDA is currently reviewing ‘Singulair’, the No. 1 prescribed asthma controller in the United States, for a possible new indication as treatment of seasonal allergic rhinitis (hay fever). Positive results from a major trial involving ‘Singulair’ were presented at the European Respiratory Society meeting in Stockholm in September. The study showed ‘Singulair’ dosed once-a-day, taken with the inhaled corticosteroid (ICS) budesonide dosed at 800 mg /day, was at least as effective in controlling asthma as budesonide alone at double the dose (1600 mg /day), as measured by morning peak flow rate (a measure of lung function).

‘Vioxx’, the Company’s second-largest selling medicine, achieved $755 million in worldwide sales in the third quarter, an increase of 3% over the 2001 third quarter. On a year-to-date basis, ‘Vioxx’ sales totaled $2.1 billion, an increase of 17% over the first nine months of 2001. While wholesaler buying patterns favorably impacted third quarter and year-to-date sales by approximately $133 million and $238 million, respectively, the Company expects that wholesaler buying patterns will have an unfavorable impact in the fourth quarter. Full-year 2002 sales of ‘Vioxx’ and ‘Arcoxia’, which is discussed below, are expected to approximate $2.6 to $2.8 billion. Gastrointestinal (GI) safety remains an important consideration when physicians are choosing a medication for the treatment of arthritis. Since the GI outcomes data from the landmark 8,000-patient ‘Vioxx’ Gastrointestinal Outcomes Research (VIGOR) study were added to the labeling for ‘Vioxx’, the number of key managed care accounts with ‘Vioxx’ in an advantaged position among coxibs continues to grow. More than 20 million people now have exclusive or preferred access to ‘Vioxx’ through their managed care plans.

In acute dental pain studies, ‘Vioxx’ has demonstrated superior efficacy to codeine 60 mg with acetaminophen 600 mg as well as oxycodone 5 mg with acetaminophen 325 mg. Outside the United States, ‘Vioxx’ maintains its leadership position as the most widely prescribed COX-2 inhibitor in Latin America, Canada and Europe, where it is the coxib with the broadest range of indications, including acute pain (‘Vioxx’ACUTE).

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

The Company announced in June plans to refile an expanded New Drug Application for ‘Arcoxia’ with the FDA in the second half of 2003. The Company plans to seek indications for ankylosing spondylitis (a chronic, inflammatory disorder primarily involving the spine), osteoarthritis, rheumatoid arthritis, chronic pain, dysmenorrhea (menstrual pain) and acute gouty arthritis.

To enhance its filing for the broad range of acute pain indications, including gout, Merck will provide data to the FDA from several ongoing studies on ‘Arcoxia’ in acute pain. In response to the FDA’s request for additional data on the cardiovascular safety of ‘Arcoxia’, Merck is enrolling patients in a large clinical trial comparing ‘Arcoxia’ to a non-naproxen non-steroidal anti-inflammatory drug. Patient enrollment began in June. Both gastrointestinal and cardiovascular safety data will be collected in this study.

Results from a study of ‘Arcoxia’ in patients with rheumatoid arthritis were published in the August issue of the Journal of Rheumatology. The study showed that ‘Arcoxia’ 90 mg once daily provided superior improvements in pain and inflammation compared to both placebo and naproxen 500 mg twice daily, a widely prescribed nonsteroidal anti-inflammatory drug (NSAID) for patients with rheumatoid arthritis. In a similarly designed study, ‘Arcoxia’ provided comparable efficacy to naproxen. Results from a study of ‘Arcoxia’ in patients with ankylosing spondylitis were presented at the American College of Rheumatology meeting in October. In this study, pooled analysis of ‘Arcoxia’ 90 mg and 120 mg once daily demonstrated significant improvements on the primary measurements of pain, function and global assessments at six weeks versus both placebo and naproxen 500 mg twice daily. Another study of ‘Arcoxia’ was presented in August at the World Congress on Pain in San Diego. That study showed that ‘Arcoxia’ 120 mg provided significantly greater pain relief following dental surgery compared to oxycodone 10 mg combined with acetaminophen 650 mg. In addition to the pain relief seen with ‘Arcoxia’, significantly fewer patients taking ‘Arcoxia’ experienced nausea and vomiting, common side effects of narcotic pain relievers.

With the completion of the European Union’s Mutual Recognition Procedure, which excluded France and Germany, ‘Arcoxia’ has received medical clearance in the remaining European countries as a once-daily treatment for osteoarthritis, rheumatoid arthritis and acute gouty arthritis. To date, ‘Arcoxia’ has been launched in the United Kingdom, Sweden, Mexico, Brazil and several other countries in Latin America.

In October, Merck/Schering-Plough Pharmaceuticals announced that, following a 10-month review, the FDA approved ‘Zetia’ (ezetimibe), the first in a new class of cholesterol-lowering agents. The once-daily tablet of ‘Zetia’ 10 mg was approved for use either by itself or together with statins in patients with high cholesterol to reduce LDL “bad” cholesterol and total cholesterol.

The U.S. approval of ‘Zetia’ was supported by two 12-week, double-blind studies in patients with high cholesterol, evaluating the efficacy and safety of ‘Zetia’ when given with either atorvastatin or simvastatin, compared to these statins taken alone.

The “Add-On” study showed that adding ‘Zetia’ to ongoing statin treatment provided a 25 percent additional reduction in LDL cholesterol versus a 4 percent reduction with the addition of placebo. The additive reduction provided by ‘Zetia’ was generally consistent across all statins tested. In addition, the study showed that 72 percent of the patients who were not at goal on their statin dose at baseline reached goal (established in the National Cholesterol Education Program II) when ‘Zetia’ was added, compared to 19 percent of patients with the addition of placebo. Patients enrolled in the study had been taking any dose of a marketed statin for a minimum of six weeks and had not reached their LDL cholesterol goal.

The U.S. approval of ‘Zetia’ was also based on four placebo-controlled co-administration studies, in which ‘Zetia’ and either atorvastatin, simvastatin, pravastatin or lovastatin were started together in previously untreated patients with high cholesterol levels. These studies showed that ‘Zetia’, given with statins, provided additional reductions in LDL cholesterol compared to statins alone, and at all doses tested.

In patients with elevated LDL cholesterol, ‘Zetia’, when used with statins, was also shown in the co-administration studies with atorvastatin and simvastatin to reduce triglycerides and increase HDL “good” cholesterol more than the statins alone.

Ezetimibe also received marketing approval in October in Germany for use alone and with all marketed statins for the treatment of elevated cholesterol levels. The approval of ezetimibe in Germany represents the first step in seeking marketing approval throughout the European Union (EU) under the EU’s mutual recognition procedure. Ezetimibe will be marketed as “Ezetrol” in Germany.

In July 2002, Merck announced that due solely to market conditions it was postponing the initial public offering (IPO) of shares of its wholly owned subsidiary, Medco Health, and it withdrew the associated equity registration statement. Merck remains fully committed to the establishment of Medco Health as a separate, publicly traded company and intends to complete the separation by mid-2003, subject to market conditions. The Internal Revenue Service has issued a favorable ruling recently regarding the IPO and spin-off of Medco Health. Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (FAS 144) which was effective for the Company on January 1, 2002, precludes the reporting of a business to be distributed to stockholders as discontinued operations until the disposal date. The following supplemental information and discussion represents the stand-alone summarized operating results of Merck excluding Medco Health and the stand-alone summarized operating results of Medco Health. The combination of the historical stand-alone operating results of Merck and Medco Health will not equal Merck’s consolidated operating results. Certain consolidating adjustments are necessary in the preparation of such consolidated operating results, associated primarily with sales of Merck products by Medco Health and related rebates received by Medco Health from Merck. The financial information included herein may not be indicative of the consolidated operating results of either Merck or Medco Health in the future, or what they would have been had Medco Health been a separate company during the periods presented.

Merck & Co., Inc. On a Stand-alone Basis

($ in millions)	Quarter Ended Sept. 30		Nine Months Ended Sept. 30

	2002	2001	2002	2001

Sales	$5,426.1	$5,443.7	$15,388.1	$15,627.3

Materials and production	973.2	917.3	2,779.5	2,666.1

Income before taxes	2,510.3	2,654.0	7,075.1	7,411.0

Net income	1,767.3	1,881.7	4,980.9	5,254.4

Medco Health On a Stand-alone Basis

($ in millions)	Quarter Ended Sept. 28		Nine Months Ended Sept. 28

	2002	2001	2002	2001

Total net revenues	$8,039.3	$7,124.3	$24,418.8	$21,395.5

Total cost of revenues	7,696.2	6,771.2	23,478.8	20,444.4

Income before taxes	155.0	159.4	437.2	378.9

Net income	90.2	78.9	254.4	187.6

Medco Health continued to deliver strong sales growth in the third quarter and first nine months, increasing 13% and 14% over the third quarter and first nine months of 2001, respectively. The net revenues increase primarily reflects increased prices charged by manufacturers and increased representation of new and higher cost drugs in the brand name prescription base as well as higher prescription drug utilization. Medco Health continued to expand its pre-eminent home delivery business in the third quarter. Medco Health’s home delivery prescriptions grew by 9 percent over the third quarter 2001 to 20.2 million, and now represent 16 percent of Medco Health’s total prescription volume. Medco Health has the largest and most highly automated home delivery pharmacy service in the pharmacy benefit manager (PBM) industry. Medco Health managed 130.3 million prescriptions in total during the quarter. Medco Health processed through its comprehensive member website, www.medcohealth.com, 2.9 million prescriptions in the third quarter, an approximate 52 percent increase over the third quarter 2001.

Medco Health’s gross margin was 4.3% and 5.0% for the third quarter of 2002 and 2001, respectively, and 3.8% and 4.4% for the first nine months of 2002 and 2001, respectively. The decrease in margin reflects the impact of competitive pricing pressures, reduced discounting by pharmaceutical manufacturers, reduced rate of retention of rebates received from pharmaceutical manufacturers and operating costs resulting from new business initiated in the beginning of 2002. Included in net revenues and cost of revenues are retail co-payments of approximately $1,533.9 million and $1,362.5 million for the third quarter of 2002 and 2001, respectively, and approximately $4,814.0 million and $4,081.9 million for the first nine months of 2002 and 2001, respectively.

Medco Health’s 2002 income before taxes and net income reflects the benefit from the implementation of Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangibles (FAS 142), under which goodwill is no longer amortized.

In June 2002, Medco Health entered into two swap-based rate lock agreements which hedged the benchmark interest rates associated with its anticipated July 2002 issuances of $500 million each of 5-year and 10-year fixed rate notes. The notes were to be issued concurrently or just subsequent to the completion of the proposed initial public offering of Medco Health shares. The swap-based contracts were designated as hedges of the variability in cash flows for the future semiannual interest payments on the anticipated debt offerings due to changes in the LIBOR swap benchmark interest rate during the period prior to the expected issuances. Losses on the contracts upon maturity totaled approximately $7.0 million. As of the end of the second quarter 2002, it was probable that the specific hedged forecasted transactions would not occur within two months of the dates originally specified and, therefore, this amount was charged to Other (income) expense, net in that quarter.

Outlook
 The Company continues to anticipate earnings per share (EPS) for 2002, on an as-reported basis, to be at the same level as 2001 results. The 2002 as-reported EPS will be affected by the benefit from the implementation of FAS 142 regarding goodwill amortization, most of which relates to Merck’s 1993 acquisition of Medco Health. The Company expects its core pharmaceutical business to deliver double-digit earnings-per-share growth in 2003.

Liquidity and Capital Resources

($ in millions)	September 30, 2002	December 31, 2001

Cash, cash equivalents and short-term Investments	$3,985.1	$3,286.6

Working capital	$950.2	$1,417.4

Total debt to total liabilities and equity	20.5%	20.1%

Cash provided by operations continues to be the Company’s primary source of funds to finance operating needs and capital expenditures. Net cash provided by operating activities totaled $6.7 billion and $6.2 billion for the nine months ended September 30, 2002 and 2001, respectively. Income taxes paid totaled $1.4 billion and $1.7 billion for the nine months ended September 30, 2002 and 2001, respectively.

Capital expenditures for the nine months totaled $1.7 billion and $2.0 billion in 2002 and 2001, respectively. Capital expenditures for the full year 2002 are expected to approximate $2.5 billion.

In March 2002, the Company issued $2.5 billion of commercial paper (CP). The proceeds from these borrowings were used to repay maturing shorter-dated CP and for other corporate purposes.

Dividends paid to stockholders totaled $2.4 billion and $2.3 billion for the first nine months of 2002 and 2001, respectively. In July 2002, the Board of Directors declared a quarterly dividend of 36 cents per share on the Company’s common stock for the fourth quarter of 2002. The Company’s total dividends paid during 2002 will be $1.41 per share, a 3 percent increase over the amount paid during the same period in 2001.

In July 2002, the Board of Directors also approved purchases over time of up to an additional $10 billion of Merck shares. The Company is currently making purchases under a February 2000, $10 billion authorization. Through September 30, 2002, the Company purchased 126.1 million treasury shares at an aggregate cost of $8.2 billion under that program. Treasury stock purchases totaled $1.8 billion during the first nine months of 2002 compared with $3.6 billion for the same period in 2001.

Recently Issued Accounting Standards
 In July 2002, the Financial Accounting Standards Board issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (FAS 146), which is effective for exit or disposal activities initiated after December 31, 2002. Adoption of FAS 146, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, will have no impact on the Company’s financial position or results of operations.

Critical Accounting Policies and Other Matters
 Revenue Recognition
Revenues from sales of Merck human health products are recognized upon shipment of product. Revenues are recorded net of provisions for rebates, discounts and returns, which are established at the time of sale. Accruals for rebates and discounts cover discounts that result from sales to a Merck customer through an intermediary wholesale purchaser as well as rebates owed based upon contractual agreements or legal requirements with benefit providers, including Medicaid, after the final dispensing of the product by a pharmacy to a benefit plan participant. The accruals are estimated at the time of sale based on available information regarding the portion of sales on which rebates and discounts can be earned, adjusted as appropriate for specific known events, and reflecting the prevailing contractual discount rate. Amounts accrued for rebates and discounts may be adjusted when trends or significant events indicate that adjustment is appropriate. Accruals are also adjusted to reflect actual amounts paid or credited upon the validation of claims data. Such adjustments have not been material to results of operations.

Medco Health revenues are derived principally from sales of prescription drugs to members of clients, either through its home delivery pharmacies or its networks of contractually affiliated retail pharmacies. Revenues are recognized when the prescriptions are dispensed through its home delivery pharmacies or retail pharmacies in its contractually affiliated networks. Medco Health’s responsibilities under client contracts to adjudicate member claims properly and control clients’ drug spend, its separate contractual pricing relationships and responsibilities to the retail pharmacies in its networks, and its interaction with members, among other indicators, qualify Medco Health as the principal under the indicators set forth in EITF 99-19, Reporting Gross Revenue as a Principal vs. Net as an Agent (EITF 99-19), in most of its transactions with customers. Medco Health’s responsibilities under client contracts include validating that the patient is a member of the client’s plan and that the prescription drug is in the applicable formulary, instructing the pharmacist as to the prescription price and the copayment due from the patient, identifying possible adverse drug interactions for the pharmacist to address with the physician prior to dispensing, suggesting medically appropriate generic alternatives to control drug cost to the clients and their members, and approving the prescription for dispensing. Revenues are recognized from Medco Health’s home delivery pharmacies and retail network contracts where it is the principal, on a gross reporting basis, in accordance with EITF 99-19 at the prescription price (ingredient cost plus dispensing fee) negotiated with the clients, including the portion of the price to be settled directly by the member (copayment) plus Medco Health’s administrative fees. Although Medco Health does not have credit risk with respect to retail copayments, all of the above indicators of gross treatment are present. In addition, these copayments are viewed as a mechanism that Medco Health negotiates with its clients to help them manage their retained prescription drug spending costs, and the level of copayments does not affect Medco Health’s rebates or margin on the transaction. Where the terms of the contracts and nature of Medco Health’s involvement in the prescription fulfillment process do not qualify it as a principal under EITF 99-19, revenues on those transactions consist of the administrative fee paid to Medco Health by its clients.

Medco Health deducts from revenues the manufacturers’ rebates it pays to its clients when its clients earn these rebates. Medco Health estimates these rebates at period-end based on actual and estimated claims data and the estimates of the portion of those claims on which the clients can earn rebates. Medco Health bases the estimates on the best available data at period-end and recent history for the various factors that can affect the amount of rebates due to the client. Medco Health adjusts the rebates payable to clients to the actual amounts paid when these rebates are paid, generally on a quarterly basis, or as significant events occur. Medco Health records any cumulative effect of these adjustments against revenues as identified, and adjusts the estimates prospectively to consider recurring matters. Adjustments generally result from contract changes with the clients, differences between the estimated and actual product mix subject to rebates or whether the product was included in the applicable formulary. Adjustments have not been material to quarterly or annual results of operations. Medco Health also deducts from revenues discounts offered and other payments made to its clients. Other payments include, for example, implementation allowances, payments made under risk-sharing agreements with clients and payments related to performance guarantees. Where Medco Health provides implementation or other allowances to clients upon contract initiation, it capitalizes these payments and amortizes them against revenue over the life of the contract only if these payments are refundable upon cancellation or relate to non-cancelable contracts. In the limited instances where Medco Health enters into risk-sharing agreements whereby it agrees to share in the risk of a client’s drug trend increasing above certain levels, Medco Health determines on a regular basis any potential deduction from revenue by comparing the client’s increase in drug spending for that period against a specified contractual or indexed target rate. Where the client’s rate of increase exceeds that target, Medco Health calculates a deduction from revenue in accordance with the terms of the contract, up to the contractual cap on its liability. Medco Health manages its risk from this type of arrangement by restricting the number of client contracts that include risk sharing, capping its responsibility under these provisions and requiring the client to implement drug cost management programs. Accordingly, Medco Health’s exposure under risk-sharing arrangements is not material to financial position or liquidity.

Rebates receivable from pharmaceutical manufacturers are earned based upon dispensing of prescriptions at either home delivery pharmacies or pharmacies in Medco Health’s retail networks, are recorded as a reduction of Medco Health’s cost of revenues and are included in accounts receivable. Medco Health accrues rebates receivable by multiplying estimated rebatable prescription drugs dispensed by its home delivery pharmacies, or processed by one of the pharmacies in its retail networks, by the contractually agreed manufacturer rebate amount. Medco Health revises rebates receivable estimates to actual, with the difference recorded to cost of revenues, when final rebatable prescriptions are calculated, and rebates are billed to the manufacturer generally 45 to 90 days subsequent to the end of the applicable quarter. Historically, the effect of adjustments resulting from the reconciliation of rebates recognized and recorded to actual amounts billed has not been material to results of operations. Rebates payable to clients are estimated and accrued concurrently with rebates receivable. Rebates are paid to clients based on actual drug spend on a quarterly basis after collection of rebates receivable from manufacturers at which time rebates payable are revised to reflect amounts due. Typically, Medco Health’s client contracts give the client the right to audit its calculation of rebates owed to the client. To date, adjustments related to client audits have not been material.

Contingencies and Environmental Liabilities
The Company is involved in various claims and legal proceedings of a nature considered normal to its business, principally product liability and intellectual property cases, and certain antitrust actions. The Company records accruals for such contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available.

The Company, along with numerous other defendants, is a party in several antitrust actions brought by retail pharmacies and consumers, alleging conspiracies in restraint of trade and challenging pricing and/or purchasing practices, one of which has been certified as a federal class action and a number of which have been certified as state class actions. In 1996, the Company and several other defendants finalized an agreement to settle the federal class action alleging conspiracy, which represents the single largest group of retail pharmacy claims. Since that time, the Company has entered into other settlements on satisfactory terms. In October 2001, the Judicial Panel on Multi-District Litigation (Panel) determined that consolidated pretrial proceedings in federal district court in Chicago were substantially completed. The Panel ordered that all of the federal antitrust conspiracy cases, several of which have not been settled by the Company, be returned to the federal district courts in which each case was originally filed. The cases were returned to those courts, and many have since been transferred to the federal court in Brooklyn, New York for further proceedings. The Company has not engaged in any conspiracy, and no admission of wrongdoing was made nor was included in any settlement agreements. While it is not feasible to predict or determine the final outcome of the remaining proceedings, management does not believe that they should result in a materially adverse effect on the Company’s financial position, results of operations or liquidity.

The Company is also a party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, as well as under other federal and state statutes. When a legitimate claim for contribution is asserted, a liability is initially accrued based upon the estimated transaction costs to manage the site. Accruals are adjusted as feasibility studies and related cost assessments of remedial techniques are completed, and as the extent to which other potentially responsible parties (PRPs) who may be jointly and severally liable can be expected to contribute is determined.

The Company is also remediating environmental contamination resulting from past industrial activity at certain of its sites and takes an active role in identifying and providing for these costs. A worldwide survey was initially performed to assess all sites for potential contamination resulting from past industrial activities. Where assessment indicated that physical investigation was warranted, such investigation was performed, providing a better evaluation of the need for remedial action. Where such need was identified, remedial action was then initiated. Estimates of the extent of contamination at each site were initially made at the pre-investigation stage and liabilities for the potential cost of remediation were accrued at that time. As more definitive information became available during the course of investigations and/or remedial efforts at each site, estimates were refined and accruals were adjusted accordingly. These estimates and related accruals continue to be refined annually.

In management’s opinion, the liabilities for all environmental matters which are probable and reasonably estimable have been accrued and totaled $198.6 million and $217.8 million at September 30, 2002 and December 31, 2001, respectively. These liabilities are undiscounted, do not consider potential recoveries from insurers or other parties and will be paid out over the periods of remediation for the applicable sites, which are expected to occur primarily over the next 15 years. Although it is not possible to predict with certainty the outcome of these matters, or the ultimate costs of remediation, management does not believe that any reasonably possible expenditures that may be incurred in excess of the liabilities accrued should exceed $100.0 million in the aggregate. Management also does not believe that these expenditures should result in a materially adverse effect on the Company’s financial position, results of operations, liquidity or capital resources for any year.

Merck has been advised by the U.S. Department of Justice that it is investigating marketing and selling activities of Merck and other pharmaceutical manufacturers. Merck will be working with the government to respond appropriately to informational requests.

In a continuing worldwide dispute between Merck and Pharmacia Corporation (Pharmacia) over competing claims to the patent rights to the class of compounds that include rofecoxib, the active ingredient in ‘Vioxx’, the federal district court in Washington, D.C., recently dismissed a Pharmacia claim for damages for Merck’s sale of ‘Vioxx’. Pharmacia may seek an appeal of this decision. Merck has also received favorable decisions regarding the patent status of ‘Vioxx’ from courts in the United Kingdom, Holland and Spain, while receiving no adverse final decisions in any country. The Company also noted that a number of federal and state lawsuits, involving individual claims as well as purported class actions, have been filed against the Company with respect to ‘Vioxx’. Some of the lawsuits also name as defendants Pfizer Inc. and Pharmacia, which market a competing product. The lawsuits include allegations regarding gastrointestinal bleeding and cardiovascular events. The Company believes that these lawsuits are completely without merit and will vigorously defend against them.

The Company is a party in claims brought under the Consumer Protection Act of 1987 in the United Kingdom which allege that certain children suffer from a variety of conditions as a result of being vaccinated with various bivalent vaccines for measles and rubella or trivalent vaccines for measles, mumps and rubella, including the Company’s ‘M-M-R’ II. Other pharmaceutical companies have also been sued. The claimants allege various adverse consequences, including autism, with or without inflammatory bowel disease, epilepsy, diabetes, encephalitis, encephalopathy and chronic fatigue syndrome. Eight lead cases have been selected for a trial scheduled October 2003: two against Merck, and six against the other companies. The trial of the eight cases is initially limited to issues of causation and defect on the conditions of autistic spectrum disorders, with or without inflammatory bowel disease. The Company believes that these lawsuits are completely without merit and will vigorously defend against them.

The Company is also a party to individual and class action product liability lawsuits and claims in the United States involving pediatric vaccines (i.e., hepatitis B vaccine and haemophilus influenza type b vaccine) that contained thimerosol, a preservative used in vaccines. Other defendants include vaccine manufacturers who produced pediatric vaccines containing thimerosol as well as manufacturers of thimerosol. In these actions, the Plaintiffs allege, among other things, that they have suffered neurological and other injuries as a result of having thimerosol introduced into their developing bodies. The Company has been successful in having many of these cases either dismissed or stayed on the ground that the National Vaccine Injury Compensation Program (NVICP) prohibits any person from filing or maintaining a civil action seeking damages against a vaccine manufacturer for vaccine-related injuries unless a petition is first filed in the Vaccine Court. A number of similar cases (‘M-M-R’ II alone and/or thimerosol-containing vaccines) have been filed in the United States Court of Federal Claims under the NVICP. The procedure being used to process these cases contemplates a decision on general causation issues by July 2004. The Company believes that these lawsuits and claims are completely without merit and will vigorously defend against them in the procedures in which it is a party.

From time to time, generic manufacturers of pharmaceutical products file Abbreviated New Drug Applications (ANDAs) with the FDA seeking to market generic forms of Company products prior to the expiration of relevant patents owned by the Company. Generic pharmaceutical manufacturers have submitted ANDAs to the FDA seeking to market in the U.S. a generic form of ‘Fosamax’ (alendronate) and ‘Prilosec’ (omeprazole) prior to the expiration of the Company’s (and AstraZeneca’s in the case of ‘Prilosec’) patents concerning these products. The generic companies’ ANDAs include allegations of non-infringement, invalidity and unenforceability of the patents. The Company has filed patent infringement suits in federal court against companies filing ANDAs for generic alendronate, and AstraZeneca and the Company have filed patent infringement suits in federal court against companies filing ANDAs for generic omeprazole. In the case of alendronate, similar patent challenges exist in certain foreign jurisdictions. The Company intends to vigorously defend its patents, which it believes are valid, against infringement by generic companies attempting to market products prior to the expiration dates of such patents. A trial in the U.S. with respect to the alendronate daily product concluded in November 2001 and a decision was rendered in November 2002 which held that the ‘Fosamax’ patent, which runs to 2007, is valid and infringed by the two generic ANDA filings involved in the case. Appeals to this decision are possible. In the UK a trial involving the alendronate daily and weekly product commenced in November 2002. A trial in the U.S. involving the alendronate weekly product is scheduled for March 2003. In the case of omeprazole, a decision was recently rendered with respect to four generic applicants, upholding the validity of AstraZeneca’s omeprazole patent and finding that three generic applicants infringed the patent. A fourth generic applicant was found to be non-infringing. Appeals to this decision are possible. Trials with respect to other generic omeprazole applicants are anticipated. As with any litigation, there can be no assurance of the outcomes, which, if adverse, could result in significantly shortened periods of exclusivity for these products.

The Company has been named as a defendant in a number of federal lawsuits, all of which purport to be class actions, and in two state derivative actions, relating to the Company’s practice of recognizing in the Company’s revenue retail co-payments paid by individuals to whom Medco Health provides pharmaceutical benefits. Five current or former members of management and the members of the board of directors have also been named as defendants in certain of these lawsuits. The Company believes that these lawsuits are completely without merit and will vigorously defend against them.

Six plaintiffs, from six pharmaceutical benefit plans for which Medco Health is the pharmaceutical benefit manager, have sued Medco Health and the Company in federal court in New York. The suits, which are similar to claims against other pharmaceutical benefit managers in other pending cases, allege that Medco Health should be treated as a “fiduciary” under the provisions of the Employee Retirement Income Security Act (ERISA). Plaintiffs have not yet formally sought class-action status. The amended complaints in the lawsuits also allege that the Company and Medco Health have violated ERISA by using Medco Health to increase the Company’s market share and by entering into certain “prohibited transactions” with each other that favor the Company’s products. The plaintiffs have demanded that Medco Health and the Company turn over any unlawfully obtained profits to a trust to be set up for the benefit plans. In connection with recent settlement discussions, which have been ongoing, the plaintiffs have indicated that they may amend their complaint against Medco Health and others to allege violations of the Sherman Act, the Clayton Act and various states’ antitrust laws due to alleged conspiracies to suppress price competition and unlawful combinations allegedly resulting in higher pharmaceutical prices. A motion for summary judgement filed by Medco Health has been withdrawn. Complaints against Medco Health and the Company also have been filed by one Northwest Airlines plan participant and one DaimlerChrysler plan participant, purportedly on behalf of the plans and similarly-situated self-funded plans. Class action status is being sought in the case filed by the Northwest Airlines plan participant. Neither Northwest Airlines nor DaimlerChrysler is a party to the lawsuits. The complaints rely on many of the same theories as the litigation discussed above. An amended complaint in the action brought by the DaimlerChrysler plan participant alleges that various activities of the Company and Medco Health violate federal and state racketeering laws. A lawsuit based on many of the same factual allegations is also pending against the Company and Medco Health in federal court in California. The theory of liability is based on a California statute prohibiting unfair business practices. The plaintiff, who purports to sue on behalf of the general public of California, seeks injunctive relief and disgorgement of the revenues that were allegedly improperly received by the Company and Medco Health. In addition, a lawsuit also based on many of the same factual allegations was recently filed against Medco Health in New Jersey Superior Court. The theory of liability is based on a New Jersey consumer protection statute. The plaintiff, which purports to represent a class of similarly-situated non-ERISA plans, seeks compensatory and treble damages. Medco Health and the Company believe that these cases are without merit, Medco Health is not a “fiduciary” within the meaning of ERISA, and neither the Company nor Medco Health has violated ERISA, the California unfair business practices law, or the New Jersey consumer protection law. Medco Health and the Company intend to vigorously defend against them.

Item 4. Controls and Procedures

Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors described in the Company’s filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K (if any). In Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 21, 2002, the Company discusses in more detail various important factors that could cause actual results to differ from expected or historic results. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.

Part II — Other Information

Item 1. Legal Proceedings

Information with respect to certain legal proceedings regarding antitrust actions, Superfund proceedings, product liability claims, revenue recognition of co-payments, and alleged ERISA violations is incorporated by reference from Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part I, Item 2 of this report.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Number	Description	Method of Filing

3(a)	Restated Certificate of Incorporation of Merck & Co., Inc. (September 1, 2000)	Incorporated by reference to Form 10-Q Quarterly Report for the period ended September 30, 2000

3(b)	By-Laws of Merck & Co., Inc. (as amended effective February 25, 1997)	Incorporated by reference to Form 10-Q Quarterly Report for the period ended March 31, 1997

10	Plan for Deferred Payment of Directors’ Compensation (Amended September 20, 2002; restated October 1, 2002)	Filed with this document

12	Computation of Ratios of Earnings to Fixed Charges	Filed with this document

99(a)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this document

99(b)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this document

(b)	Reports on Form 8-K

During the three-month period ending September 30, 2002, the Company furnished two Current Reports on Form 8-K under Item 9 – Regulation FD Disclosure:

(1)	Report dated and furnished July 19, 2002, regarding earnings for second quarter and certain supplemental information; and

(2)	Report dated and furnished August 13, 2002, regarding certifications of the Registrant’s Chief Executive Officer and Chief Financial Officer.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCK & CO., INC.

Date: November 13, 2002	/s/ Kenneth C. Frazier KENNETH C. FRAZIER Senior Vice President and General Counsel

Date: November 13, 2002	/s/ Richard C. Henriques RICHARD C. HENRIQUES Vice President, Controller

CERTIFICATION

         I, Raymond V. Gilmartin, certify that:

         1.     I have reviewed this quarterly report on Form 10-Q of Merck & Co., Inc.;

         2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a)     Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b)     Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

         c)     Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

         a)     All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

         b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002

By:	/s/ Raymond V. Gilmartin RAYMOND V. GILMARTIN Chairman, President and Chief Executive Officer

CERTIFICATION

         I, Judy C. Lewent, certify that:

         1.     I have reviewed this quarterly report on Form 10-Q of Merck & Co., Inc.;

         2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a)     Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b)     Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

         c)     Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

         a)     All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

         b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002

By:	/s/ Judy C. Lewent JUDY C. LEWENT Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibits
Number	Description

3(a)	Restated Certificate of Incorporation of Merck & Co., Inc. (September 1, 2000) - Incorporated by reference to Form 10-Q Quarterly Report for the period ended September 30, 2000

3(b)	By-Laws of Merck & Co., Inc. (as amended effective February 25, 1997) - Incorporated by reference to Form 10-Q Quarterly Report for the period ended March 31, 1997

10	Plan for Deferred Payment of Directors’ Compensation (Amended September 20, 2002; restated October 1, 2002)

12	Computation of Ratios of Earnings to Fixed Charges

99(a)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99(b)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002