Form 10-K
period 2002-12-31
MERCK & CO INC
filed 2003-03-21
CIK 64978

As filed with the Securities and Exchange Commission on March 21, 2003

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 1-3305

MERCK & CO., INC.

One Merck Drive

Whitehouse Station, N. J. 08889-0100

(908) 423-1000

Incorporated in New Jersey	I.R.S. Employer
Identification No. 22-1109110

Securities Registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock	New York and Philadelphia Stock Exchanges
($0.01 par value)

Number of shares of Common Stock ($0.01 par value) outstanding as of February 28, 2003: 2,244,505,244.

Aggregate market value of Common Stock ($0.01 par value) held by non-affiliates on June 28, 2002 based on closing price on June 28, 2002: $114,166,000,000.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒   No ☐

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K
Annual Report to stockholders for the fiscal year	Parts I and II
ended December 31, 2002
Proxy Statement for the Annual Meeting of	Part III
Stockholders to be held April 22, 2003

PART I

Item 1.    Business.

Merck & Co., Inc. (the “Company”) is a global research-driven pharmaceutical products and services company that discovers, develops, manufactures and markets a broad range of innovative products to improve human and animal health, directly and through its joint ventures, and provides pharmacy benefit management services through Medco Health Solutions, Inc. (“Medco Health”). The Company’s operations are principally managed on a products and services basis and are comprised of two reportable segments: Merck Pharmaceutical, which includes products marketed either directly or through joint ventures, and Medco Health. Merck Pharmaceutical products consist of therapeutic and preventive agents, sold by prescription, for the treatment and prevention of human disorders. Medco Health revenues consist principally of sales of prescription drugs through managed prescription drug programs, either from its home delivery pharmacies or its network of contractually affiliated retail pharmacies, as well as services provided through programs to help its clients control the cost and enhance the quality of the prescription drug benefits offered to their members.

The following table shows the sales of various categories of the Company’s products and services:

($ in millions)	2002	2001	2000
Atherosclerosis	$5,688.6	$5,525.6	$4,624.1
Hypertension/heart failure	3,496.8	3,602.1	4,041.5
Anti-inflammatory/analgesics	2,613.3	2,421.5	2,115.5
Osteoporosis	2,248.6	1,632.8	1,197.4
Respiratory	1,505.6	1,268.8	800.5
Vaccines/biologicals	1,028.3	1,022.4	952.0
Anti-bacterial/anti-fungal	822.4	751.3	744.0
Ophthalmologicals	622.5	646.5	632.2
Urology	547.9	548.5	449.5
Human immunodeficiency virus (“HIV”)	293.3	381.8	500.9
Other	2,764.0	3,545.7	4,165.3
Medco Health	30,159.0	26,368.7	20,140.3

Total	$51,790.3	$47,715.7	$40,363.2

Beginning in 2002, sales by individual therapeutic class are presented net of rebates and discounts. These amounts were previously presented on a gross basis, whereby rebates and discounts were included in Other. Because rebates and discounts have always been included in total net sales, this change in presentation has no effect on consolidated sales or net income. Sales by individual therapeutic class for 2001 and 2000 are presented on a comparable basis to 2002.

Human health products include therapeutic and preventive agents, generally sold by prescription, for the treatment of human disorders. Among these are atherosclerosis products, of which Zocor (simvastatin) is the largest-selling; hypertension/heart failure products, the most significant of which are Cozaar (losartan potassium), Hyzaar (losartan potassium and hydrochlorothiazide), Vasotec (enalapril maleate) and Prinivil (lisinopril); anti-inflammatory/analgesics, which includes Vioxx (rofecoxib) and Arcoxia (etoricoxib), agents that specifically inhibit the COX-2 enzyme, which is responsible for pain and inflammation; an osteoporosis product, Fosamax (alendronate sodium), for treatment and prevention of osteoporosis; a respiratory product, Singulair (montelukast sodium), a leukotriene receptor antagonist; vaccines/biologicals, of which Varivax (varicella virus vaccine live), a live virus vaccine for the prevention of chickenpox, M-M-R II (measles, mumps and rubella virus vaccine live), and Recombivax HB (hepatitis B vaccine [recombinant]) are the largest-selling; anti-bacterial/anti-fungal products, which includes Primaxin (imipenem and cilastatin sodium) and Cancidas (caspofungin acetate), as well as the recently launched Invanz (ertapenem sodium); ophthalmologicals, of which Cosopt (dorzolamide hydrochloride and timolol maleate ophthalmic solution) and Trusopt (dorzolamide hydrochloride ophthalmic solution) are the largest-selling; a urology product, Proscar (finasteride), for treatment of symptomatic benign prostate enlargement; and HIV products, which includes Crixivan (indinavir sulfate), a protease inhibitor for the treatment of human immunodeficiency viral infection in adults.

Other primarily includes sales of other human pharmaceuticals, also net of rebates and discounts, and pharmaceutical and animal health supply sales to the Company’s joint ventures and AstraZeneca LP, of which Prilosec (omeprazole) and Nexium (esomeprazole magnesium) are the most significant.

Medco Health primarily includes Medco Health sales of non-Merck products and Medco Health pharmacy benefit services, principally sales of prescription drugs through managed prescription drug programs, as well as services provided through programs to help its clients control the cost and enhance the quality of the prescription drug benefits to their members.

In January 2002, the Company announced plans to establish Medco Health as a separate, publicly-traded company. Medco Health converted from a limited liability company to a Delaware corporation in May 2002 and changed its name from Merck-Medco Managed Care, L.L.C. to Medco Health Solutions, Inc. In July 2002, the Company announced that due solely to market conditions it was postponing an initial public offering (“IPO”) of shares of Medco Health and it withdrew the associated equity registration statement. The Company remains fully committed to the establishment of Medco Health as a separate, publicly-traded company and intends to complete the separation in mid-2003, subject to market conditions.

In September 2002, the U.S. Food and Drug Administration (“FDA”) approved Cozaar, the Company’s angiotensin II antagonist for the treatment of high blood pressure, to reduce the rate of progression of nephropathy (kidney disease) in Type 2 diabetic patients with hypertension and nephropathy with an elevated serum creatinine and proteinuria. Also in 2002, the Company submitted a supplemental New Drug Application to the FDA for Cozaar based on the results of the Losartan Intervention for Endpoint Reduction in Hypertension (“LIFE”) study. In the LIFE study, use of Cozaar significantly reduced the combined risk of cardiovascular morbidity and mortality, most notably stroke, in patients with hypertension and left ventricular hypertrophy compared to the beta-blocker atenolol. However, in an analysis of the treatment effect by ethnicity, black patients treated with atenolol were at lower risk of experiencing cardiovascular death, heart attack and stroke compared to patients treated with Cozaar, even though both drugs lowered blood pressure to a similar degree. In July 2002, the FDA approved a new 4 mg oral granule formulation of Singulair for the treatment of asthma in patients between the ages of one and two. In December 2002, the FDA approved Singulair for the relief of symptoms of seasonal allergic rhinitis in adults and children as young as two years of age. In January 2003, the FDA approved Cancidas, the Company’s once-daily intravenous anti-fungal medicine for the treatment of candidemia (bloodstream infection) and the following candida infections: intra-abdominal abscesses, peritonitis (infections within the lining of the abdominal cavity) and pleural space infections (infections within the lining of the lung).

Acquisitions—In July 2001, the Company acquired Rosetta Inpharmatics, Inc., a publicly-held Washington based informational genomics company that designs and develops unique technologies to efficiently analyze gene data to predict how medical compounds will interact with different kinds of cells in the body.

In January 2003, the Company, through its wholly owned subsidiary, MSD (Japan) Co., Ltd., launched a tender offer to acquire, for an estimated aggregate purchase price of $1.5 billion, the remaining 49% of the common shares of Banyu Pharmaceutical Co., Ltd. (“Banyu”) that it does not already own. The tender offer was conditional on the Company receiving at least 76.45 million common shares to bring its share ownership of Banyu to approximately 80% or more. On March 7, 2003, the Company announced that at the close of the final count of shares in its tender offer for all remaining shares in Banyu, the Company received tenders for 116,521,207 shares, bringing its ownership to 95% of outstanding Banyu common stock. Japan is the world’s second largest pharmaceutical market.

Joint Ventures—In 1982, the Company entered into an agreement with Astra AB (“Astra”) to develop and market Astra products in the United States. In 1994, the Company and Astra formed an equally owned joint venture that developed and marketed most of Astra’s new prescription medicines in the United States including Prilosec, the first of a class of medications known as proton pump inhibitors, which slows the production of acid from the cells of the stomach lining.

In 1998, the Company and Astra restructured the joint venture whereby the Company acquired Astra’s interest in the joint venture, renamed KBI Inc. (“KBI”), and contributed KBI’s operating assets to a new U.S. limited partnership named Astra Pharmaceuticals, L.P. (the “Partnership”), in which the Company maintains a limited partner interest. The Partnership, renamed AstraZeneca LP, became the exclusive distributor of the products for which KBI retained rights. The Company earns certain Partnership returns as well as ongoing revenue based on sales of current and future KBI products. The Partnership returns include a priority return provided for in the Partnership Agreement, variable returns based, in part, upon sales of certain former Astra USA, Inc. products, and a preferential return representing the Company’s share of undistributed Partnership GAAP earnings. In conjunction with the 1998 restructuring, for a payment of $443.0 million, Astra purchased an option to buy the Company’s interest in the KBI products, excluding the Company’s interest in the gastrointestinal medicines Prilosec and Nexium. The Company also granted Astra an option (the “Shares Option”) to buy the Company’s common stock interest in KBI, at an exercise price based on the net present value of estimated future net sales of Prilosec and Nexium.

In April 1999, Astra merged with Zeneca Group Plc, forming AstraZeneca AB (“AstraZeneca”). As a result of the merger, in exchange for the Company’s relinquishment of rights to future Astra products with no existing or pending U.S. patents at the time of the merger, Astra paid $967.4 million, which is subject to a true-up calculation in 2008 that may require repayment of all or a portion of this amount. The merger also triggers a partial redemption of the Company’s limited partner interest in 2008. Furthermore, as a result of the merger, AstraZeneca’s option to buy the Company’s interest in the KBI products is exercisable in 2010 and the Company has the right to require AstraZeneca to purchase such interest in 2008. In addition, the Shares Option is exercisable two years after Astra’s purchase of the Company’s interest in the KBI products.

In 1989, the Company formed a joint venture with Johnson & Johnson to develop, market and manufacture consumer health care products in the United States. This 50% owned joint venture was expanded into Europe in 1993, and into Canada in 1996. The European extension currently markets and sells over-the-counter pharmaceutical products in France, Germany, Italy, Spain and the United Kingdom. Significant joint venture products are Pepcid AC (famotidine), an over-the-counter form of the Company’s ulcer medication Pepcid (famotidine), as well as Pepcid Complete, an over-the-counter product which combines the Company’s ulcer medication with antacids (calcium carbonate and magnesium hydroxide).

Effective April 1992, the Company, through the Merck Vaccine Division, and Connaught Laboratories, Inc. (now Aventis Pasteur), an affiliate of Aventis A.G., agreed to collaborate on the development and marketing of combination pediatric vaccines and to promote selected vaccines in the United States. The research and marketing collaboration enables the companies to pool their resources to expedite the development of vaccines combining several different antigens to protect children against a variety of diseases, including Haemophilus influenzae type b, hepatitis B, diphtheria, tetanus, pertussis and poliomyelitis. While combination vaccine development efforts continue under this Agreement, no vaccines are currently being promoted.

In 1994, the Company, through the Merck Vaccine Division, and Pasteur Mérieux Connaught (now Aventis Pasteur) formed a joint venture to market human vaccines in Europe and to collaborate in the development of combination vaccines for distribution in the European Union (“EU”) and the European Free Trade Association. The Company and Aventis Pasteur contributed, among other things, their European vaccine businesses for equal shares in the joint venture, known as Pasteur Mérieux MSD, S.N.C. (now Aventis Pasteur MSD, S.N.C.). The joint venture is subject to monitoring by the EU, to which the partners made certain undertakings in return for an exemption from European Competition Law, effective until December 2006. The joint venture maintains a presence, directly or through affiliates or branches in Belgium, Italy, Germany, Spain, France, Austria, Ireland, Sweden and the United Kingdom, and through distributors in the rest of Europe.

In 1997, the Company and Rhône-Poulenc S.A. combined their respective animal health and poultry genetics businesses to form Merial Limited (“Merial”), a fully-integrated animal health company, which is a stand-alone joint venture, equally owned by each party. Merial provides a comprehensive range of pharmaceuticals and vaccines to enhance the health, well-being and performance of a wide range of animal species. In December 1999, Rhône-Poulenc S.A.’s interest in Merial was acquired by Aventis S.A., a corporation formed by the merger of Rhône-Poulenc S.A. and Hoechst A.G.

In May 2000, the Company and Schering-Plough Corporation (“Schering-Plough”) entered into agreements to create separate equally owned partnerships to develop and market in the United States new prescription medicines in the cholesterol-management and respiratory therapeutic areas. In December 2001, the Company and Schering-Plough announced the worldwide expansion (excluding Japan) of the cholesterol-management partnership. Also in December 2001, an entity of the Merck/Schering-Plough Pharmaceuticals partnership submitted a New Drug Application (“NDA”) to the FDA for Zetia (ezetimibe) tablets, a cholesterol absorption inhibitor discovered by Schering-Plough, to be administered alone or with statins for the reduction of elevated cholesterol levels. In October 2002, Merck/Schering-Plough Pharmaceuticals announced the FDA approval of Zetia. The once-daily tablet of Zetia 10 mg was approved for use either by itself or together with a statin to reduce LDL cholesterol and total cholesterol in patients with high cholesterol. Marketing approval was received in October 2002 in Germany under the brand name Ezetrol for use alone and with all marketed statins for the treatment of elevated cholesterol levels. In March 2003, Merck/Schering-Plough Pharmaceuticals announced that Ezetrol successfully completed the European Union Mutual Recognition Procedure (“MRP”). With the completion of the MRP process, the 15 EU member states, as well as Iceland and Norway, can grant national marketing authorization with unified labeling for Ezetrol. In the EU, Ezetrol will be indicated in co-administration with a statin as adjunctive therapy to diet for use in patients with primary hypercholesterolemia who are not appropriately controlled with a statin alone. Ezetrol as monotherapy will be indicated as adjunctive therapy to diet for use in patients with primary hypercholesterolemia in whom a statin is considered inappropriate or is not tolerated. In addition, Ezetrol as monotherapy will be indicated as adjunctive therapy to diet for use in patients with homozygous familial sitosterolemia and co-administered with a statin for use in patients with homozygous familial hypercholesterolemia. The partnerships are also pursuing the development and marketing of Zetia as a once-daily combination tablet with Zocor.

In January 2002, Merck/Schering-Plough Pharmaceuticals reported on results of Phase III clinical trials of a fixed-combination tablet containing Singulair and Claritin, Schering-Plough’s nonsedating antihistamine, which did not demonstrate sufficient added benefits in the treatment of seasonal allergic rhinitis.

Competition—The markets in which the Company’s pharmaceutical business is conducted are highly competitive and often highly regulated. Such competition involves an intensive search for technological innovations and the ability to market these innovations effectively. With its long-standing emphasis on research and development, the Company is well prepared to compete in the search for technological innovations. Additional resources to meet competition include quality control, flexibility to meet customer specifications, an efficient distribution system and a strong technical information service. The Company is active in acquiring and marketing products through joint ventures and licenses and has been refining its sales and marketing efforts to further address changing industry conditions. To enhance its product portfolio, the Company continues to pursue external alliances, from early-stage to late-stage product opportunities, including joint ventures and targeted acquisitions. However, the introduction of new products and processes by competitors may result in price reductions and product replacements, even for products protected by patents. For example, the number of compounds available to treat diseases typically increases over time and has resulted in slowing the growth in sales of certain of the Company’s products.

In addition, particularly in the area of human pharmaceutical products, legislation enacted in all states in the U.S. allows, encourages or, in a few instances, in the absence of specific instructions from the prescribing physician, mandates the use of “generic” products (those containing the same active chemical as an innovator’s product) rather than “brand-name” products. Governmental and other pressures toward the dispensing of generic products have significantly reduced the sales of certain of the Company’s products no longer protected by patents, such as Vasotec and Vaseretic (enalapril maleate in combination with hydrochlorothiazide), the U.S. rights to which have been sold, Prinivil and Prinzide (lisinopril in combination with hydrochlorothiazide), Pepcid and Mevacor (lovastatin), and slowed the growth of certain other products.

Medco Health operates in a very competitive market that is characterized by increasing pricing and margin pressures as clients seek to control the growth in the cost of providing prescription drug benefits to its members. Medco Health competes primarily on the basis of its ability to provide sophisticated programs and services for clients and the members of their pharmacy benefit plans, as well as for the physicians and pharmacies the members use. Medco Health’s programs and services help clients control the cost and enhance the quality of the prescription drug benefits it offers to their members. Medco Health accomplishes this primarily by negotiating competitive pricing from pharmaceutical manufacturers and retail pharmacies and administering prescriptions filled through its national network of retail pharmacies or from its home delivery pharmacies.

Distribution—The Company sells its human health products primarily to drug wholesalers and retailers, hospitals, clinics, government agencies and managed health care providers such as health maintenance organizations and other institutions. The Company’s professional representatives communicate the effectiveness, safety and value of the Company’s products to health care professionals in private practice, group practices and managed care organizations. Medco Health sells its pharmacy benefit management services to Blue Cross/Blue Shield plans, managed care organizations, insurance carriers, third-party benefit plan administrators, employers, federal, state and local government agencies, and union-sponsored benefit plans.

Raw Materials—Raw materials and supplies are normally available in quantities adequate to meet the needs of the Company’s business.

Government Regulation and Investigation—The pharmaceutical industry is subject to global regulation by regional, country, state and local agencies. Of particular importance is the FDA in the United States, which administers requirements covering the testing, approval, safety, effectiveness, manufacturing, labeling and marketing of prescription pharmaceuticals. In many cases, the FDA requirements have increased the amount of time and money necessary to develop new products and bring them to market in the United States. In 1997, the Food and Drug Administration Modernization Act was passed and was the culmination of a comprehensive legislative reform effort designed to streamline regulatory procedures within the FDA and to improve the regulation of drugs, medical devices and food. The legislation was principally designed to ensure the timely availability of safe and effective drugs and biologics by expediting the premarket review process for new products. A key provision of the legislation is the re-authorization of the Prescription Drug User Fee Act of 1992, which permits the continued collection of user fees from prescription drug manufacturers to augment FDA resources earmarked for the review of human drug applications. This helps provide the resources necessary to ensure the prompt approval of safe and effective new drugs.

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

For many years, the pharmaceutical industry and the pharmacy benefit management business have been under federal and state oversight with the new drug approval system, drug safety, advertising and promotion, drug purchasing and reimbursement programs and formularies variously under review. The Company believes that it will continue to be able to conduct its operations, including the introduction of new drugs to the market, in this regulatory environment. One type of federal initiative to contain federal health care spending is the prospective or “capitated” payment system, first implemented to reduce the rate of growth in Medicare reimbursement to hospitals. Such a system establishes in advance a flat rate for reimbursement for health care for those patients for whom the payer is fiscally responsible. This type of payment system and other cost containment systems are now widely used by public and private payers and have caused hospitals, health maintenance organizations and other customers of the Company to be more cost-conscious in their treatment decisions, including decisions regarding the medicines to be made available to their patients. The Company continues to work with private and federal employers to slow increases in health care costs. Further, the Company’s efforts to demonstrate that its medicines can help save costs in other areas, and pricing flexibility across its product portfolio, have encouraged the use of the Company’s medicines and have helped offset the effects of increasing cost pressures.

Also, federal and state governments have pursued methods to directly reduce the cost of drugs for which they pay. For example, federal laws require the Company to pay specified rebates for medicines reimbursed by Medicaid, to provide discounts for outpatient medicines purchased by certain Public Health Service entities and “disproportionate share” hospitals (hospitals meeting certain criteria), and to provide minimum discounts of 24% off of a defined “non-federal average manufacturer price” for purchases by certain components of the federal government such as the Department of Veterans Affairs and the Department of Defense.

Initiatives in some states seek rebates beyond the minimum required by Medicaid legislation, in some cases for patients beyond those who are eligible for Medicaid. Under the Federal Vaccines for Children entitlement program, the U.S. Centers for Disease Control and Prevention (“CDC”) funds and purchases recommended pediatric vaccines at a public sector price for the immunization of Medicaid-eligible, uninsured, native American and certain underinsured children. The Company was awarded CDC contracts in 2002 for the supply of six pediatric vaccines for this program (and a monovalent component of certain of such vaccines).

Outside the United States, the Company encounters similar regulatory and legislative issues in most of the countries where it does business. There, too, the primary thrust of governmental inquiry and action is toward determining drug safety and effectiveness, often with mechanisms for controlling the prices of prescription drugs and the profits of prescription drug companies. The EU has adopted directives concerning the classification, labeling, advertising, wholesale distribution and approval for marketing of medicinal products for human use. The Company’s policies and procedures are already consistent with the substance of these directives; consequently, it is believed that they will not have any material effect on the Company’s business.

The Company is subject to the jurisdiction of various regulatory agencies and is, therefore, subject to potential administrative actions. Such actions may include seizures of products and other civil and criminal sanctions. Under certain circumstances, the Company on its own may deem it advisable to initiate product recalls. The Company believes that it should be able to compete effectively within this environment.

In addition, certain countries within the EU, recognizing the economic importance of the research-based pharmaceutical industry and the value of innovative medicines to society, are working with industry representatives and the European Commission on proposals to complete the “Single Market” in pharmaceuticals and improve the competitive climate through a variety of means including market deregulation.

There has been an increasing amount of focus on privacy issues in countries around the world, including the United States and the EU. In the United States, federal and state governments have pursued legislative and regulatory initiatives regarding patient privacy, including federal and recently issued state privacy regulations concerning health information, which have affected the Company’s operations, particularly at Medco Health.

There are extensive federal and state regulations applicable to the practice of pharmacy and the administration of managed health care programs. Each state in which Medco Health operates a pharmacy has laws and regulations governing its operation and the licensing of and standards of professional practice by its pharmacists. These regulations are issued by an administrative body in each state (typically, a pharmacy board), which is empowered to impose sanctions for noncompliance. The policies and procedures of Medco Health comply with these regulations.

Patents, Trademarks and Licenses—Patent protection is considered, in the aggregate, to be of material importance in the Company’s marketing of human health products in the United States and in most major foreign markets. Patents may cover products per se, pharmaceutical formulations, processes for or intermediates useful in the manufacture of products or the uses of products. Protection for individual products extends for varying periods in accordance with the date of grant and the legal life of patents in the various countries. The protection afforded, which may also vary from country to country, depends upon the type of patent and its scope of coverage.

Patent portfolios developed for products introduced by the Company normally provide market exclusivity. Basic patents are in effect for the following major products in the United States: Aggrastat (tirofiban hydrochloride), Arcoxia, Cancidas, Comvax (haemophilus b conjugate and hepatitis B [recombinant] vaccine), Cosopt, Cozaar, Crixivan, Fosamax, Hyzaar, Invanz, Maxalt (rizatriptan benzoate), PedvaxHIB (haemophilus b conjugate vaccine), Primaxin, Propecia (finasteride), Proscar, Recombivax HB, Singulair, Timoptic-XE (timolol maleate ophthalmic gel forming solution), Trusopt, Vioxx and Zocor. A basic patent is also in effect in the United States for Zetia, which was developed by the Merck/Schering-Plough Pharmaceuticals partnership. A basic patent is also in effect for Sustiva/Stocrin (efavirenz). Bristol-Myers Squibb, under an exclusive license from the Company, sells Sustiva in the United States, Canada and certain European countries. The Company markets Stocrin in other countries throughout the world.

In 2003, Zocor will lose its basic patent protection in Canada and certain countries in Europe, including the United Kingdom and Germany, and the Company expects a decline in Zocor sales in those countries.

The FDA Modernization Act of 1997 (the “Modernization Act”), includes a Pediatric Exclusivity Provision that may provide an additional six months of market exclusivity in the United States for indications of new or currently marketed drugs, if certain agreed upon pediatric studies are completed by the applicant. These exclusivity provisions were re-authorized until October 1, 2007 by the “Best Pharmaceuticals for Children Act” passed in January 2002. The FDA granted an additional six months of market exclusivity in the United States to Cozaar until February 2010, to Singulair until August 2012, and to Zocor until June 2006.

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

Worldwide, all of the Company’s important products are sold under trademarks that are considered in the aggregate to be of material importance. Trademark protection continues in some countries as long as used; in other countries, as long as registered. Registration is for fixed terms and can be renewed indefinitely.

Royalties received during 2002 on patent and know-how licenses and other rights amounted to $74.6 million. The Company also paid royalties amounting to $537.0 million in 2002 under patent and know-how licenses it holds.

Divestitures—In 2002, the Company sold its U.S. rights in Vasotec, Vaseretic, and Vasotec I.V. Injection (enalaprilat) to Biovail Laboratories Incorporated (“Biovail”), a subsidiary of Biovail Corporation. At the same time, the Company’s Canadian subsidiary, Merck Frosst Canada & Co. (“Merck Frosst”) and Biovail entered into a supply agreement under which Merck Frosst agreed to supply Biovail for a minimum of five years with bulk tablets of formulated enalapril maleate and enalapril maleate in combination with hydrochlorothiazide for distribution by Biovail in the United States as Vasotec and Vaseretic. The basic product patents on Vasotec and Vaseretic had expired in the United States prior to these transactions.

Research and Development

The Company’s business is characterized by the introduction of new products or new uses for existing products through a strong research and development program. Approximately 12,500 people are employed in the Company’s research activities. Expenditures for the Company’s research and development programs were $2.7 billion in 2002, $2.5 billion in 2001 and $2.3 billion in 2000 and are estimated to grow 10% to 12% over the full-year 2002 expense in 2003. The Company maintains its ongoing commitment to research over a broad range of therapeutic areas and clinical development in support of new products. Total expenditures for the period 1993 through 2002 exceeded $18.2 billion with a compound annual growth rate of 9%.

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

On February 6, 2003, the Company announced that it was discontinuing Phase II clinical trials for its lead GABA-A a2/a3 agonist compound for the treatment of generalized anxiety. The Company is continuing its research in the field of anxiety through the ongoing study of other GABA agonist molecules. The timing for the development of these other molecules is not certain.

On February 21, 2003, Banyu announced a change of timing with respect to the filing in Japan of an NDA for rofecoxib (Vioxx). In its press release, Banyu stated that after reviewing clinical data accumulated to date, and at the recommendation of the Organization of Pharmaceutical Safety and Research, Banyu has agreed to conduct additional studies in Japanese patients to further support the NDA filing. As a result of this decision, the NDA filing which was originally planned to take place by the end of March 2003 has been delayed. Banyu further stated that it will conduct the additional studies as appropriate in support of filing the product.

New product candidates resulting from the Company’s research and development programs include Arcoxia, a second COX-2 specific inhibitor potentially useful for the treatment of osteoarthritis, rheumatoid arthritis, acute pain, chronic pain and dysmenorrhea, for which the Company filed an NDA with the FDA on August 8, 2001. On March 13, 2002, the Company withdrew the original U.S. NDA for the investigational medicine. The Company announced in June 2002 plans to refile an expanded NDA for Arcoxia with the FDA in the second half of 2003. The Company plans to seek indications for ankylosing spondylitis (a chronic autoimmune disease primarily involving the spine), osteoarthritis, rheumatoid arthritis, chronic pain, dysmenorrhea and acute gouty arthritis. To enhance its filing for the broad range of acute pain indications, the Company will provide data in the NDA from several ongoing studies on Arcoxia in acute pain. In response to the FDA’s request, the expanded NDA also will include additional cardiovascular safety data for Arcoxia versus a non-naproxen non-steroidal anti-inflammatory drug (“NSAID”). The Company is conducting large clinical trials to obtain cardiovascular safety data. With the completion of the European Union’s Mutual Recognition Procedure in 2002, which excluded France and Germany, national authorizations are being granted for Arcoxia by the remaining EU member states, as well as Norway and Iceland, as a once-daily treatment for osteoarthritis, rheumatoid arthritis and acute gouty arthritis. Arcoxia was launched in 19 countries in 2002, including several in Europe, Latin America and the Asia Pacific region, and is expected to be launched in other countries throughout 2003.

In 2002, France referred all COX-2 specific inhibitor compounds (“coxibs”) on the market or under regulatory review at the time of the referral to the Committee for Proprietary Medicinal Products, the European scientific regulatory agency, to review the gastrointestinal and cardiovascular safety of the coxib class. The Transparency Commission, responsible for drug listing in the pricing and reimbursement process in France, is currently re-evaluating the medical benefit of marketed coxibs versus traditional NSAIDs.

Another product candidate is Emend (aprepitant), an oral compound potentially useful for the prevention of highly emetogenic chemotherapy-induced nausea and vomiting. On March 6, 2003, the Gastrointestinal Drugs Advisory Committee of the FDA reviewed clinical data on Emend. The Advisory Committee unanimously agreed that Emend in combination with standard antiemetic therapy demonstrated efficacy in the prevention of nausea and vomiting in both the acute and delayed phase following highly emetogenic chemotherapy. The Advisory Committee recommended post-marketing studies to gather additional information about the safety profile of the Emend regimen in patients receiving certain chemotherapeutic agents. The Advisory Committee was not asked to vote on whether it recommended Emend for approval.

Products in Phase III clinical development include an oral compound potentially useful for the treatment of depression and other neuropsychiatric diseases; a compound potentially useful for the treatment of diabetic glucose control and diabetic dyslipidemia; and certain new vaccines including a Human Papillomavirus vaccine (“HPV”), potentially useful to prevent HPV infection; a rotavirus vaccine, potentially useful for the prevention of infant diarrhea and dehydration caused by rotavirus; and a shingles (zoster) vaccine, potentially useful for the prevention of herpes/zoster and/or post herpatic neuralgia, a debilitating pain condition associated with zoster. There are competing claims to intellectual property in the HPV field, but the Company is confident that the claims will not delay the Company’s program. A compound potentially useful for the treatment of Chronic Obstructive Pulmonary Disease and asthma is in Phase II clinical development. The Company is now in Phase I clinical trials for a vaccine and a compound potentially useful for the treatment of HIV/AIDS. In addition, the Company has demonstrated pharmacological proof-of-concept in humans – a key biomarker in determining whether to move forward in clinical development – with new compounds in cancer, Alzheimer’s disease, obesity, and diabetes.

All product or service marks appearing in type form different from that of the surrounding text are trademarks or service marks owned by or licensed to Merck & Co., Inc., its subsidiaries or affiliates (including Zetia, a trademark owned by an entity of the Merck/Schering-Plough Pharmaceuticals partnership). Cozaar and Hyzaar are registered trademarks of E.I. du Pont de Nemours and Company, Wilmington, DE. Claritin is a trademark of Schering Corporation and Prilosec and Nexium are trademarks of the AstraZeneca group. The U.S. trademarks for Vasotec and Vaseretic are owned by Biovail Laboratories Incorporated.

Employees

At the end of 2002, the Company had 62,000 employees worldwide, with 33,400 employed in the United States, including Puerto Rico. In addition, Medco Health had 15,300 employees, all of whom are employed in the United States. Approximately 23% and 49% of worldwide employees of the Company and Medco Health, respectively, are represented by various collective bargaining groups.

Environmental Matters

The Company believes that it is in compliance in all material respects with applicable environmental laws and regulations. In 2002, the Company incurred capital expenditures of approximately $186.7 million for environmental protection facilities. Capital expenditures for this purpose are forecasted to exceed $525.0 million for the years 2003 through 2007. In addition, the Company’s operating and maintenance expenditures for environmental protection facilities were approximately $87.8 million in 2002. Expenditures for this purpose for the years 2003 through 2007 are forecasted to approximate $515.0 million. The Company is also remediating environmental contamination resulting from past industrial activity at certain of its sites. Expenditures for remediation and environmental liabilities were $31.1 million in 2002, and are estimated at $107.0 million for the years 2003 through 2007. These amounts do not consider potential recoveries from insurers or other parties. The Company has taken an active role in identifying and providing for these costs, and in management’s opinion, the liabilities for all environmental matters which are probable and reasonably estimable have been accrued. Although it is not possible to predict with certainty the outcome of these environmental matters, or the ultimate costs of remediation, management does not believe that any reasonably possible expenditures that may be incurred in excess of those provided should result in a material adverse effect on the Company’s financial position, results of operations, liquidity or capital resources.

Cautionary Factors that May Affect Future Results

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

This report and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties. One can identify these forward-looking statements by their use of words such as “expects,” “plans,” “will,” “estimates,” “forecasts,” “projects” and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company’s growth strategy, financial results, product approvals and development programs, as well as the proposed initial public offering, and eventual divestiture of our Medco Health subsidiary. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially. Although it is not possible to predict or identify all such factors, they may include the following:

•	Generic competition as product patents for several products have recently expired in the United States and other countries, including product patents for Mevacor (U.S.—2001), Prinivil and Prinzide (U.S.—2001) and Vaseretic (U.S.—2001). Also in 2003, Zocor will lose its basic patent protection in Canada, and certain countries in Europe, including the United Kingdom and Germany. In addition, the U.S. patent covering omeprazole, the active ingredient in Prilosec, which the Company supplies exclusively to AstraZeneca LP, expired in 2001, and a trial court held in October 2002 that one generic company’s omeprazole product does not infringe the Company’s formulation patents with respect to Prilosec. Under an agreement with AstraZeneca, the Company receives supply payments at predetermined rates on the U.S. sales of certain products by AstraZeneca, most notably Prilosec and Nexium. The Company anticipates that the total supply payments that the Company receives from AstraZeneca will decline in 2003 at a mid-single digit percentage rate.

•	The income contribution related to the Company’s collaboration with Schering-Plough will continue to be negative in 2003. This reflects that sales of ezetimibe will be more than offset by launch expenses for the product and ongoing joint venture research and development spending.

•	Increased “brand” competition in therapeutic areas important to the Company’s long-term business performance.

•

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

•	Pricing pressures, both in the United States and abroad, including rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and health care reform, pharmaceutical reimbursement and pricing in general.

•	Changes in government laws and regulations and the enforcement thereof affecting the Company’s pharmaceutical, vaccine and/or pharmacy benefit management businesses.

•	Efficacy or safety concerns with respect to marketed products, whether or not scientifically justified, leading to product recalls, withdrawals or declining sales.

•	Legal factors, including product liability claims, antitrust litigation and governmental investigations, environmental concerns and patent disputes with branded and generic competitors, any of which could preclude commercialization of products or negatively affect the profitability of existing products.

•	Lost market opportunity resulting from delays and uncertainties in the approval process of the FDA and foreign regulatory authorities.

•	Increased focus on privacy issues in countries around the world, including the United States and the EU. In the United States, federal and state governments have pursued legislative and regulatory initiatives regarding patient privacy, including federal and recently issued state privacy regulations concerning health information, which have affected the Company’s operations, particularly at Medco Health.

•	Changes in tax laws including changes related to the taxation of foreign earnings, as well as the impact of legislation capping and ultimately repealing Section 936 of the Internal Revenue Code (relating to earnings from the Company’s Puerto Rican operations).

•	Changes in accounting pronouncements promulgated by standard-setting or regulatory bodies, including the Financial Accounting Standards Board and the Securities and Exchange Commission, that are adverse to the Company.

•	There is a risk that the initial public offering and divestiture of our interest in Medco Health may not be completed due to economic and stock market conditions generally or particularly with respect to the pharmacy benefit management industry, tax considerations, or failure to meet other customary conditions.

•	Economic factors over which the Company has no control, including changes in inflation, interest rates and foreign currency exchange rates.

This list should not be considered an exhaustive statement of all potential risks and uncertainties.

Geographic Area and Segment Information

The Company’s operations outside the United States are conducted primarily through subsidiaries. Sales of the Company’s human health products by subsidiaries outside the United States were 39% of the Company’s human health sales in 2002, and 37% and 36% in 2001 and 2000, respectively.

The Company’s worldwide business is subject to risks of currency fluctuations, governmental actions and other governmental proceedings abroad. The Company does not regard these risks as a deterrent to further expansion of its operations abroad. However, the Company closely reviews its methods of operations and adopts strategies responsive to changing economic and political conditions.

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

Financial information about geographic areas and operating segments of the Company’s business is incorporated by reference to pages 52 (beginning with the caption “Segment Reporting”) and 53 of the Company’s 2002 Annual Report to stockholders.

Other Matters

The Board of Directors of the Company has determined that Dr. Heidi G. Miller, who currently is the Executive Vice President and Chief Financial Officer of Bank One Corporation, and who previously was the chief financial officer for three different public companies, is the audit committee financial expert. The Board of Directors made a qualitative assessment of Dr. Miller’s level of knowledge and experience based on a number of factors, including her formal education and experience as chief financial officer for reporting companies. The Board of Directors has also determined that Dr. Miller is independent of management.

The Company will make available free of charge on its Internet website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. The Company’s Internet website address is www.merck.com.

Item 2.    Properties.

The Company’s corporate headquarters is located in Whitehouse Station, New Jersey. The Company’s pharmaceutical business is conducted through divisional headquarters located in Upper Gwynedd and West Point, Pennsylvania. Principal research facilities for human health products are located in Rahway, New Jersey and West Point. The Company also has production facilities for human health products at nine locations in the United States and Puerto Rico. Branch warehouses provide services throughout the country. Outside the United States, through subsidiaries, the Company owns or has an interest in manufacturing plants or other properties in Australia, Canada, countries in Western Europe, Central and South America, Africa and Asia. Medco Health operates its primary businesses through its headquarters located in Franklin Lakes, New Jersey, and through owned or leased facilities in various locations throughout the United States.

Capital expenditures for 2002 were $2,369.7 million compared with $2,724.7 million for 2001. In the United States, these amounted to $1,806.7 million for 2002 and $2,128.6 million for 2001. Abroad, such expenditures amounted to $563.0 million for 2002 and $596.1 million for 2001.

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

Item 3.    Legal Proceedings.

The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including product liability, intellectual property, and commercial litigation, as well as additional matters such as antitrust actions.

The Company, including Medco Health, is party to a number of antitrust suits, certain of which have been certified as class actions, instituted by most of the nation’s retail pharmacies and consumers in several states, alleging conspiracies in restraint of trade and challenging the pricing and/or purchasing practices of the Company and Medco Health, respectively. A significant number of other pharmaceutical companies and wholesalers have also been sued in the same or similar litigation. In 1994, these actions, except for several actions pending in state courts, were consolidated for pre-trial purposes in the United States District Court for the Northern District of Illinois. In 1996, the Company and several other defendants finalized an agreement to settle the federal class action alleging conspiracy, which represents the single largest group of retail pharmacy claims. Since that time, the Company has entered into other settlements on satisfactory terms. In October 2001, the Judicial Panel on Multi-District Litigation (“Panel”) determined that consolidated pretrial proceedings in federal district court in Chicago were substantially completed. The Panel ordered that all of the federal antitrust conspiracy cases, several of which have not been settled by the Company, be returned to the federal district courts in which each case was originally filed. The cases were returned to those courts (and many have since been transferred to the federal court in Brooklyn, New York) for further proceedings. The Company has not engaged in any conspiracy and no admission of wrongdoing was made nor included in any settlement agreements. While it is not feasible to predict the final outcome of the remaining proceedings, in the opinion of the Company, such proceedings should not ultimately result in any liability which would have a material adverse effect on the financial position, liquidity or results of operations of the Company.

As previously disclosed, the Company has been advised by the U.S. Department of Justice that it is investigating marketing and selling activities of the Company and other pharmaceutical manufacturers. The Company will be working with the government to respond appropriately to informational requests.

The Company was joined in ongoing litigation alleging manipulation by pharmaceutical manufacturers of Average Wholesale Prices (“AWP”), which are sometimes used in calculations that determine public and private sector reimbursement levels. In 2002, the Judicial Panel on Multi-District Litigation ordered the transfer and consolidation of all pending federal AWP cases to federal court in Boston, Massachusetts. Plaintiffs filed one consolidated class action complaint which aggregated the claims previously filed in various federal district court actions and also expanded the number of manufacturers to include some which, like the Company, had not been defendants in any prior pending case. The Company’s motion to dismiss the case is now pending before the court in Boston. In addition, the Company and thirty other pharmaceutical manufacturers were recently named in a similar complaint filed in federal court in New York, New York by the County of Suffolk. The Company believes that these lawsuits are completely without merit and will vigorously defend against them.

In January 2003, the U.S. Department of Justice notified the federal court in New Orleans, Louisiana that it was not going to intervene in a pending Federal False Claims Act case that was filed under seal in December 1999 against the Company. The court issued an order unsealing the complaint, which was filed by a physician in Louisiana, and ordered that the complaint be served. The complaint alleges that the Company’s discounting of Pepcid in certain Louisiana hospitals led to increases in costs to Medicaid. The Company believes that the complaint is completely without merit and will vigorously defend against it.

A previously reported dispute between the Company and Pharmacia Corporation (“Pharmacia”) over competing claims to patent rights to the class of compounds that include rofecoxib, the active ingredient in Vioxx, has been settled on a worldwide basis by the parties. As a result, the Company will maintain its worldwide exclusive patent rights to Vioxx.

A number of federal and state lawsuits, involving individual claims as well as purported class actions, have been filed against the Company with respect to Vioxx. Some of the lawsuits also name as defendants Pfizer Inc. and Pharmacia, which market a competing product. Certain of the lawsuits include allegations regarding gastrointestinal bleeding and cardiovascular events. The Company believes that these lawsuits are completely without merit and will vigorously defend against them.

The Company is a party in claims brought under the Consumer Protection Act of 1987 in the United Kingdom which allege that certain children suffer from a variety of conditions as a result of being vaccinated with various bivalent vaccines for measles and rubella or trivalent vaccines for measles, mumps and rubella, including the Company’s M-M-R II. Other pharmaceutical companies have also been sued. The claimants allege various adverse consequences, including autism, with or without inflammatory bowel disease, epilepsy, diabetes, encephalitis, encephalopathy and chronic fatigue syndrome. Eight lead cases have been selected for a trial scheduled to commence in April 2004: two against the Company, and six against the other companies. The trial of the eight cases is initially limited to issues of causation and defect on the conditions of autistic spectrum disorders, with or without inflammatory bowel disease. The Company believes that these lawsuits are completely without merit and will vigorously defend against them.

The Company is also a party to individual and class action product liability lawsuits and claims in the United States involving pediatric vaccines (i.e., hepatitis B vaccine and haemophilus influenza type b vaccine) that contained thimerosal, a preservative used in vaccines. Other defendants include vaccine manufacturers who produced pediatric vaccines containing thimerosal as well as manufacturers of thimerosal. In these actions, the plaintiffs allege, among other things, that they have suffered neurological and other injuries as a result of having thimerosal introduced into their developing bodies. The Company has been successful in having many of these cases either dismissed or stayed on the ground that the National Vaccine Injury Compensation Program (“NVICP”) prohibits any person from filing or maintaining a civil action seeking damages against a vaccine manufacturer for vaccine-related injuries unless a petition is first filed in the United States Court of Federal Claims. A number of similar cases (M-M-R II alone and/or thimerosal-containing vaccines) have been filed in the United States Court of Federal Claims under the NVICP. The procedure being used to process these cases contemplates a decision on general causation issues by July 2004. The Company believes that these lawsuits and claims are completely without merit and will vigorously defend against them in the proceedings in which it is a party.

From time to time, generic manufacturers of pharmaceutical products file Abbreviated New Drug Applications (“ANDAs”) with the FDA seeking to market generic forms of Company products prior to the expiration of relevant patents owned by the Company. Generic pharmaceutical manufacturers have submitted ANDAs to the FDA seeking to market in the United States a generic form of Fosamax and Prilosec prior to the expiration of the Company’s (and AstraZeneca’s in the case of Prilosec) patents concerning these products. The generic companies’ ANDAs include allegations of non-infringement, invalidity and unenforceability of the patents. Generic manufacturers have received FDA approval to market a generic form of Prilosec. The Company has filed patent infringement suits in federal court against companies filing ANDAs for generic alendronate, and AstraZeneca and the Company have filed patent infringement suits in federal court against companies filing ANDAs for generic omeprazole. In the case of alendronate, similar patent challenges exist in certain foreign jurisdictions. The Company intends to vigorously defend its patents, which it believes are valid, against infringement by generic companies attempting to market products prior to the expiration dates of such patents. As with any litigation, there can be no assurance of the outcomes, which, if adverse, could result in significantly shortened periods of exclusivity for these products.

A trial in the United States with respect to the alendronate daily product concluded in November 2001. In November 2002, a decision was issued by the District Court in Delaware finding the Company’s patent valid and infringed. An appeal has been filed by the defendants. A trial in the United States involving the alendronate weekly product was held in March 2003. A decision is expected in 2003. On January 21, 2003, the High Court of Justice for England and Wales held that patents of the Company protecting the alendronate daily and weekly products are invalid in the United Kingdom. The Company is proceeding with an appeal of this decision.

In the case of omeprazole, the trial court in the United States rendered an opinion in October 2002 upholding the validity of the Company’s and AstraZeneca’s patents covering the stabilized formulation of omeprazole and ruling that one defendant’s omeprazole product did not infringe those patents. The other three defendants’ products were found to infringe the formulation patents. Appeals have been filed by all parties in the trial. With respect to certain other generic manufacturers’ omeprazole products, no trial date has yet been set.

As previously disclosed, the Company has been named as a defendant in a number of purported class action lawsuits and in two shareholder derivative actions, all relating to the Company’s revenue recognition practice for retail copayments paid by individuals to whom Medco Health provides pharmaceutical benefits. Recently, the class action lawsuits were consolidated and amended to assert claims against the Company and Medco Health and certain of their officers and directors relating to the Company’s revenue recognition practices for retail co-payments, rebates received by Medco Health, and Medco Health’s independent status. The Company believes that these lawsuits are completely without merit and will vigorously defend against them.

The Company is a party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund and other federal and state equivalents. These proceedings seek to require the operators of hazardous waste disposal facilities, transporters of waste to the sites and generators of hazardous waste disposed of at the sites to clean up the sites or, to reimburse the government for cleanup costs. The Company has been made a party to these proceedings as an alleged generator of waste disposed of at the sites. In each case, the government alleges that the defendants are jointly and severally liable for the cleanup costs. Although joint and several liability is alleged, these proceedings are frequently resolved so that the allocation of cleanup costs among the parties more nearly reflects the relative contributions of the parties to the site situation. The Company’s potential liability varies greatly from site to site. For some sites the potential liability is de minimis and for others the costs of cleanup have not yet been determined. While it is not feasible to predict the outcome of many of these proceedings brought by federal or state agencies or private litigants, in the opinion of the Company, such proceedings should not ultimately result in any liability which would have a material adverse effect on the financial position, results of operations, liquidity or capital resources of the Company. The Company has taken an active role in identifying and providing for these costs and such amounts do not include any reduction for anticipated recoveries of cleanup costs from insurers, former site owners or operators or other recalcitrant potentially responsible parties.

Medco Health

Recently, the Company and Medco Health agreed to settle, on a class action basis, a series of lawsuits asserting violations of the Employee Retirement Income Security Act (“ERISA”). The Company, Medco Health and certain plaintiffs’ counsel filed the settlement with the federal district court in New York, where plaintiffs from six pharmaceutical benefit plans for which Medco Health is the pharmacy benefit manager had filed cases. The proposed class action settlement has been agreed to by plaintiffs in five of the initial six cases (the “Gruer Cases”) filed against Medco Health and the Company. Under the proposed settlement, which the court has not yet preliminarily approved, the Company and Medco Health have agreed to pay $42.5 million and Medco Health has agreed to change or to continue certain specified business practices for a period of five years. The financial compensation is intended to benefit members of the settlement class, which includes, among others, ERISA plans for which Medco Health administered a pharmacy benefit at any time since December 17, 1994. If the settlement is preliminarily approved, the class member plans will have the opportunity to participate in or opt out of the settlement. The court will also schedule a hearing for the purpose of determining the fairness of the settlement to class members. One of the initial plaintiffs and a group of lawyers that has filed additional ERISA lawsuits against the Company and Medco Health are expected to oppose the settlement. The settlement becomes final only if and when the district court grants final approval and all appeals have been resolved. Medco Health and the Company agreed to the proposed settlement in order to avoid the significant cost and distraction of protracted litigation.

The Gruer Cases, which are similar to claims against other pharmaceutical benefit managers in other pending cases, alleged that Medco Health should be treated as a “fiduciary” under ERISA and that Medco Health had breached a fiduciary duty to the benefit plans. The amended complaints in the Gruer Cases also alleged that the Company and Medco Health violated ERISA by using Medco Health to increase the Company’s market share and by entering into certain “prohibited transactions” with each other that favor the Company’s products. The plaintiffs demanded that Medco Health and the Company turn over any unlawfully obtained profits to a trust to be set up for the benefit plans. One of the plaintiffs has indicated that it may amend its complaint against Medco Health and others to allege violations of the Sherman Act, the Clayton Act and various states’ antitrust laws due to alleged conspiracies to suppress price competition and unlawful combinations allegedly resulting in higher pharmaceutical prices.

Similar complaints against Medco Health and the Company, which also assert claims of breach of fiduciary duty under ERISA, have been filed in six additional actions by plan participants, purportedly on behalf of their plans and, in some of the actions, similarly-situated self-funded plans. Class action status is being sought in one of the actions. The plans themselves, which could decide to opt out of or participate in the proposed settlement discussed above, are not parties to these lawsuits. An amended complaint in one of the actions alleges that various activities of the Company and Medco Health violate federal and state racketeering laws. In addition, a proposed class action complaint against Medco Health and the Company has also been filed by trustees of one benefit plan. The complaints in these actions rely on many of the same theories as the litigation discussed above.

Two lawsuits based on many of the same allegations are also pending against Medco Health in federal court in California and state court in New Jersey. The theory of liability in the former action, in which the Company is also a defendant, is based on a California statute prohibiting unfair business practices. The plaintiff, who purports to sue on behalf of the general public of California, seeks injunctive relief and disgorgement of the revenues that were allegedly improperly received by the Company and Medco Health. The theory of liability in the New Jersey action is based on a New Jersey consumer protection statute. The plaintiff, which purports to represent a class of similarly-situated non-ERISA plans, seeks compensatory and treble damages. The New Jersey court has dismissed the New Jersey action, but it may be re-initiated under certain circumstances.

Medco Health and the Company believe that these cases are completely without merit, Medco Health is not a “fiduciary” within the meaning of ERISA, and neither the Company nor Medco Health has violated ERISA, the California unfair business practices law, or the New Jersey consumer protection law. Medco Health and the Company intend to vigorously defend against the remaining claims.

As previously disclosed, on August 16, 2002, Medco Health received a letter from the Civil Division of the United States Attorney’s Office for the Eastern District of Pennsylvania relating to its ongoing investigation of the pharmacy benefit management industry. In the letter, the government provided Medco Health with a preliminary assessment of its investigation and summarized the remedies the government could seek if it could prove violations of the law. From the Company’s standpoint, the letter did not raise any significant new issues.

Also in the letter, the government stated that it was preparing to decide whether to intervene in the qui tam (whistleblower) actions pending in the Eastern District of Pennsylvania against Medco Health, which have been previously disclosed. The government’s letter specifically stated that it was not issuing a formal demand, an offer to settle, or a settlement recommendation.

Medco Health believes its practices comply with all legal requirements. Medco Health is continuing to engage in a dialogue with the government with respect to this matter.

There are various other legal proceedings, involving the Company or Medco Health, principally product liability and intellectual property suits involving the Company, which are pending. While it is not feasible to predict the outcome of these proceedings, in the opinion of the Company, all such proceedings are either adequately covered by insurance or, if not so covered, should not ultimately result in any liability which would have a material adverse effect on the financial position, liquidity or results of operations of the Company or Medco Health. In addition, from time to time, federal or state regulators seek information about practices in the industries in which the Company and Medco Health operate. While it is not feasible to predict the outcome of any requests for information, the Company and Medco Health do not expect such inquiries to have a material adverse effect on the financial position, liquidity or results of operations of the Company or Medco Health.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant (as of March 15, 2003)

RAYMOND V. GILMARTIN — Age 62

June, 1994 — Chairman of the Board (since November, 1994), President and Chief Executive Officer

DAVID W. ANSTICE — Age 54

January, 2003 — President, Human Health — responsible for the Company’s prescription drug business in Japan, Latin America, Canada, Australia, New Zealand and the Company’s joint venture relationship with Schering-Plough

March, 2001 — President, The Americas and U.S. Human Health — responsible for one of the two prescription drug divisions comprising U.S. Human Health, as well as the Company’s prescription drug business in Canada and Latin America, and the Company’s joint venture relationship with Schering-Plough

January, 1997 — President, Human Health-The Americas — responsible for the Company’s human health business in the United States, Canada and Latin America

MARCIA J. AVEDON — Age 41

January, 2003 — Senior Vice President, Human Resources

September, 2002 — Vice President, Talent Management and Organization Effectiveness

Prior to September, 2002, Dr. Avedon held several senior human resources positions (1995 to 2002) at Honeywell International (diversified manufacturing and technology company)

ROBERT H. BOISCLAIR — Age 55

January, 2003 — Acting President, Merck Manufacturing Division (MMD)

March, 1997 — Senior Vice President, Operations, The Americas, MMD

RICHARD T. CLARK — Age 57

January, 2003 — Chairman, President and Chief Executive Officer, Medco Health Solutions, Inc., formerly Merck-Medco Managed Care, L.L.C. (Medco Health), a wholly-owned subsidiary of the Company

January, 2000 — President, Medco Health

June, 1997 — Executive Vice President/Chief Operating Officer, Medco Health

CELIA A. COLBERT — Age 46

January, 1997 — Vice President, Secretary (since September, 1993) and Assistant General Counsel (since November, 1993)

CAROLINE DORSA — Age 43

August, 2002 — Vice President and Treasurer — responsible for the Company’s treasury and tax functions, and for providing financial support for the Merck Manufacturing and Merck Research Laboratories Divisions as well as Human Resources

September, 1999 — Vice President and Treasurer — responsible for the Company’s treasury and tax functions and for providing financial support for the Asia Pacific Division

February, 1999 — Vice President and Treasurer — responsible for the Company’s treasury and tax functions

January, 1997 — Vice President and Treasurer (since January, 1994)

KENNETH C. FRAZIER — Age 48

December, 1999 — Senior Vice President and General Counsel — responsible for legal and public affairs functions and The Merck Company Foundation (a not-for-profit charitable organization affiliated with the Company)

January, 1999 — Vice President and Deputy General Counsel

January, 1997 — Vice President, Public Affairs (since April, 1994) and Assistant General Counsel — responsible for public affairs, corporate legal activities and The Merck Company Foundation

RICHARD C. HENRIQUES JR. — Age 47

August, 2002 — Vice President, Controller — responsible for the Corporate Controller’s Group and providing financial support for the Human Health operations in the United States, Canada, Latin America, Europe, the Middle East, Africa, Japan, and Australia/New Zealand and the Merck Vaccine Division (MVD)

November, 2000 — Vice President, Controller — responsible for the Corporate Controller’s Group and providing financial support for U.S. Human Health, Canada and Latin America (The Americas) and MVD

February, 1999 — Vice President, Controller — responsible for the Corporate Controller’s Group and providing financial support for The Americas

January, 1998 — Vice President & Controller (since January, 1997), The Americas

PETER S. KIM — Age 44

January, 2003 — President, Merck Research Laboratories (MRL)

February, 2001 — Executive Vice President, Research and Development, MRL

Prior to February, 2001, Dr. Kim served as Member of the Whitehead Institute (1985 – 2001), Professor of Biology at the Massachusetts Institute of Technology (1988 – 2001), and Investigator of the Howard Hughes Medical Institute (1990 – 2001)

JUDY C. LEWENT — Age 54

January, 2003 — Executive Vice President, Chief Financial Officer and President, Human Health Asia — responsible for financial and corporate development functions, internal auditing, corporate licensing, the Company’s prescription drug business in Asia North and Asia South, the Company’s joint venture relationships, and Merck Capital Ventures, LLC, a subsidiary of the Company

February, 2001 — Executive Vice President and Chief Financial Officer — responsible for financial and corporate development functions, internal auditing, corporate licensing, the Company’s joint venture relationships, and Merck Capital Ventures, LLC

November, 2000 — Senior Vice President and Chief Financial Officer — responsible for financial and corporate development functions, internal auditing, corporate licensing, the Company’s joint venture relationships, and Merck Capital Ventures, LLC

January, 1997 — Senior Vice President (since January, 1993) and Chief Financial Officer (since April, 1990) — responsible for financial and corporate development functions, internal auditing and the Company’s joint venture relationships

ADEL MAHMOUD — Age 61

May, 1999 — President, Merck Vaccines

November, 1998 — Executive Vice President, Merck Vaccines

Prior to November, 1998, Dr. Mahmoud was the John H. Hord Professor and Chairman, Department of Medicine and Physician-in-Chief, Case Western Reserve University and University Hospitals of Cleveland (1987-1998)

MARGARET G. MCGLYNN — Age 43

January, 2003 — President, U.S. Human Health — responsible for one of the two prescription drug divisions (hospital and specialty product franchises) comprising U.S. Human Health (USHH), and the Managed Care Group of USHH

August, 2001 — Executive Vice President, Customer Marketing and Sales, USHH

November, 1998 — Senior Vice President, Worldwide Human Health Marketing

August, 1995 — Senior Vice President, Health and Utilization Management, Medco Health Solutions, Inc., a wholly-owned subsidiary of the Company

BRADLEY T. SHEARES — Age 46

January, 2003 — President, U.S. Human Health — responsible for one of the two prescription drug divisions (primary care product franchises) comprising U.S. Human Health (USHH)

March, 2001 — President, U.S. Human Health — responsible for one of the two prescription drug divisions (hospital and specialty product franchises) comprising USHH

July, 1998 — Vice President, Hospital Marketing and Sales, USHH

May, 1996 — Vice President, Anti-Infectives Therapeutic Business Group, USHH

JOAN E. WAINWRIGHT — Age 42

January, 2001 — Vice President, Public Affairs

June, 2000 — Vice President, Corporate Communications, Public Affairs

Prior to June, 2000, Ms. Wainwright was Deputy Commissioner for Communications at the U.S. Social Security Administration (1994 – 2000)

PER WOLD-OLSEN — Age 55

January, 1997 — President, Human Health-Europe, Middle East & Africa — responsible for the Company’s prescription drug business in Europe, the Middle East and Africa and worldwide human health marketing

All officers listed above serve at the pleasure of the Board of Directors. None of these officers was elected pursuant to any arrangement or understanding between the officer and the Board. There are no family relationships among the officers listed above.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

The information required for this item is incorporated by reference to pages 37 and 56 of the Company’s 2002 Annual Report to stockholders.

Item 6.    Selected Financial Data.

The information required for this item is incorporated by reference to the data for the last five fiscal years of the Company included under Results for Year and Year-End Position in the Selected Financial Data table on page 56 of the Company’s 2002 Annual Report to stockholders.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required for this item is incorporated by reference to pages 19 through 37 of the Company’s 2002 Annual Report to stockholders.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

The information required for this item is incorporated by reference to pages 29 to 31 of the Company’s 2002 Annual Report to stockholders.

Item 8.    Financial Statements and Supplementary Data.

(a) Financial Statements

The consolidated balance sheet of Merck & Co., Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, retained earnings, comprehensive income and cash flows for each of the three years in the period ended December 31, 2002, the report dated January 28, 2003 of PricewaterhouseCoopers LLP, independent public accountants, and a copy of the report dated January 22, 2002, previously issued by Arthur Andersen LLP, independent public accountants, are incorporated by reference to pages 38 through 53 and page 55, respectively, of the Company’s 2002 Annual Report to stockholders.

(b) Supplementary Data

Selected quarterly financial data for 2002 and 2001 are incorporated by reference to the data contained in the Condensed Interim Financial Data table on page 37 of the Company’s 2002 Annual Report to stockholders.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On February 26, 2002, the Board of Directors of the Company and its Audit Committee dismissed Arthur Andersen LLP (“Arthur Andersen” or “AA”) as the Company’s independent public accountants and engaged PricewaterhouseCoopers LLP (“PwC”) to serve as the Company’s independent public accountants for the fiscal year 2002. The appointment of PwC was ratified by stockholders at the Company’s 2002 Annual Meeting of Stockholders.

Arthur Andersen’s reports on the Company’s consolidated financial statements for each of the years ended 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2001 and 2000 and through March 21, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to AA’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Arthur Andersen with a copy of the foregoing disclosures. A copy of AA’s letter, dated March 21, 2002, stating its agreement with such statements, is incorporated by reference to Exhibit 16 filed with the Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

During the years ended December 31, 2001 and 2000 and through the date of the Board’s decision, the Company did not consult PwC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The required information on directors and nominees is incorporated by reference to pages 8 through 10 of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 2003. Information on executive officers is set forth in Part I of this document on pages 18 through 20. The required information on compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to page 37 (under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”) of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 2003.

Item 11.    Executive Compensation.

The information required for this item is incorporated by reference to pages 12 (under the caption “Compensation Committee Interlocks and Insider Participation”), 14 (under the caption “Compensation of Directors”) to 15, 16 (beginning with the caption “Compensation and Benefits Committee Report on Executive Compensation”) to 22, and 23 (beginning with the caption “Annual Benefits Payable Under Merck & Co., Inc. Retirement Plans) to 27 of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 2003.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required for this item is incorporated by reference to pages 15 (under the caption “Security Ownership of Certain Beneficial Owners and Management”) to 16 of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 2003. Information with respect to equity compensation plans is incorporated by reference to pages 22 (beginning with the caption “Equity Compensation Plan Information”) to 23 of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held  April 22, 2003.

Item 13.    Certain Relationships and Related Transactions.

The information required for this item is incorporated by reference to page 13 (under the caption “Relationships with Outside Firms”) and pages 26 (under the caption “Indebtedness of Management”) to 27 of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 2003.

Item 14.    Controls and Procedures.

Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	Documents filed as part of this Form 10-K

1.	Financial Statements

The following consolidated financial statements and reports of independent public accountants are incorporated herein by reference to the Company’s 2002 Annual Report to stockholders, as noted on page 21 of this document:

Consolidated statement of income for the years ended December 31, 2002, 2001 and 2000

Consolidated statement of retained earnings for the years ended December 31, 2002, 2001 and 2000

Consolidated statement of comprehensive income for the years ended December 31, 2002, 2001 and 2000

Consolidated balance sheet as of December 31, 2002 and 2001

Consolidated statement of cash flows for the years ended December 31, 2002, 2001 and 2000

Notes to consolidated financial statements

Report of PricewaterhouseCoopers LLP, independent public accountants

Copy of the report dated January 22, 2002, previously issued by Arthur Andersen LLP, independent public accountants

2.	Financial Statement Schedules

Schedules are omitted because they are either not required or not applicable.

Financial statements of affiliates carried on the equity basis have been omitted because, considered individually or in the aggregate, such affiliates do not constitute a significant subsidiary.

3.	Exhibits

Exhibit Number		Description	Method of Filing
2.1	—

Master Restructuring Agreement dated as of June 19, 1998 between Astra AB, Merck & Co., Inc., Astra Merck Inc., Astra USA, Inc., KB USA, L.P., Astra Merck Enterprises, Inc., KBI Sub Inc., Merck Holdings, Inc. and Astra Pharmaceuticals, L.P. (Portions of this Exhibit are subject to a request for confidential treatment filed with the Commission)

**

3.1	—	Restated Certificate of Incorporation of Merck & Co., Inc. (September 1, 2000)	Incorporated by reference to Form 10-Q Quarterly Report for the period ended September 30, 2000

3.2	—	By-Laws of Merck & Co., Inc. (as amended effective February 25, 1997)	Incorporated by reference to Form 10-Q Quarterly Report for the period ended March 31, 1997

**	Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998.

Exhibit Number		Description	Method of Filing

*10.1	—	Executive Incentive Plan (as amended effective February 27, 1996)	Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1995

*10.2	—	Base Salary Deferral Plan (as adopted on October 22, 1996, effective January 1, 1997)	Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1996

*10.3	—	Merck & Co., Inc. Deferral Program (amended and restated January 10, 2003)	Incorporated by reference to Registration Statement on Form S-8 (No. 333-101519)

*10.4	—	1991 Incentive Stock Plan (as amended effective February 23, 1994)	Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1994

*10.5	—	1996 Incentive Stock Plan (as amended November 24, 1998)	Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1999

*10.6	—	2001 Incentive Stock Plan (as amended and restated February 26, 2002)	Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 2001

*10.7	—	Non-Employee Directors Stock Option Plan (as amended and restated February 24, 1998)	Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1997

*10.8	—	1996 Non-Employee Directors Stock Option Plan (as amended April 27, 1999)	Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1999

*10.9	—	2001 Non-Employee Directors Stock Option Plan (as amended April 19, 2002)	Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 2002

*10.10	—	Supplemental Retirement Plan (as amended effective January 1, 1995)	Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1994

*10.11	—	Retirement Plan for the Directors of Merck & Co., Inc. (amended and restated June 21, 1996)	Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1996

*	Management contract or compensatory plan or arrangement.

Exhibit Number		Description	Method of Filing

*10.12	—	Plan for Deferred Payment of Directors’ Compensation (amended and restated January 10, 2003)	Filed with this document

10.13	—	Limited Liability Company Agreement of Merck Capital Ventures, LLC (Dated as of November 27, 2000)	Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 2000

*10.14	—	Agreement dated January 3, 2003, between Edward M. Scolnick and Merck & Co., Inc.	Filed with this document

10.15	—	Amended and Restated License and Option Agreement dated as of July 1, 1998 between Astra AB and Astra Merck Inc.	**

10.16	—	KBI Shares Option Agreement dated as of July 1, 1998 by and among Astra AB, Merck & Co., Inc. and Merck Holdings, Inc.	**

10.17	—	KBI-E Asset Option Agreement dated as of July 1, 1998 by and among Astra AB, Merck & Co., Inc., Astra Merck Inc. and Astra Merck Enterprises Inc.	**

10.18	—

KBI Supply Agreement dated as of July 1, 1998 between Astra Merck Inc. and Astra Pharmaceuticals, L.P. (Portions of this Exhibit are subject to a request for confidential treatment filed with the Commission)

**

10.19	—	Second Amended and Restated Manufacturing Agreement dated as of July 1, 1998 among Merck & Co., Inc., Astra AB, Astra Merck Inc. and Astra USA, Inc.	**

10.20	—	Limited Partnership Agreement dated as of July 1, 1998 between KB USA, L.P. and KBI Sub Inc.	**

10.21	—	Distribution Agreement dated as of July 1, 1998 between Astra Merck Enterprises Inc. and Astra Pharmaceuticals, L.P.	**

10.22	—

Agreement to Incorporate Defined Terms dated as of June 19, 1998 between Astra AB, Merck & Co., Inc., Astra Merck Inc., Astra USA, Inc., KB USA, L.P., Astra Merck Enterprises Inc., KBI Sub Inc., Merck Holdings, Inc. and Astra Pharmaceuticals, L.P.

**

12	—	Computation of Ratios of Earnings to Fixed Charges	Filed with this document

13	—	2002 Annual Report to stockholders (only those portions incorporated by reference in this document are deemed “filed”)	Filed with this document

16	—	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated March 21, 2002	Incorporated by reference to Form 8-K/A Amendment No. 1 to Current Report on Form 8-K dated March 21, 2002

21	—	List of subsidiaries	Filed with this document

23.1	—	Consent of Independent Public Accountants	Contained on page 30 of this Report

*	Management contract or compensatory plan or arrangement.
**	Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998.

Exhibit Number		Description	Method of Filing

23.2	—	Notice Regarding Consent of Arthur Andersen LLP	Filed with this document

24.1	—	Power of Attorney	Filed with this document

24.2	—	Certified Resolution of Board of Directors	Filed with this document

99	—	Letter from Registrant to the Securities and Exchange Commission relating to Arthur Andersen LLP	Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 2001

99.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this document

99.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this document

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

Copies of the exhibits may be obtained by stockholders upon written request directed to the Stockholder Services Department, Merck & Co., Inc., P.O. Box 100—WS 3AB-40, Whitehouse Station, New Jersey 08889-0100 accompanied by check in the amount of $5.00 payable to Merck & Co., Inc. to cover processing and mailing costs.

(b)    Reports on Form 8-K

During the three-month period ended December 31, 2002, the Company furnished five Current Reports on Form 8-K under Item 9—Regulation FD Disclosure:

(1)	Report dated and furnished October 18, 2002, regarding earnings for third quarter and certain supplemental information.

(2)	Report dated and furnished December 5, 2002, regarding financial guidance for 2003.

(3)	Report dated and furnished December 9, 2002, regarding a press release issued by Medco Health Solutions, Inc., a wholly-owned subsidiary of the Registrant.

(4)	Report dated and furnished December 10, 2002, regarding analyst business briefing presentations.

(5)	Report dated and furnished December 10, 2002, regarding the Company’s business briefing to analysts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 21, 2003	MERCK & CO., INC.

	By:	*
RAYMOND V. GILMARTIN
(Chairman of the Board, President and Chief Executive Officer)

	By:	/S/ CELIA A. COLBERT
CELIA A. COLBERT
Celia A. Colbert (Attorney-in-Fact)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

*
RAYMOND V. GILMARTIN	Chairman of the Board, President and Chief Executive Officer; Principal Executive Officer; Director	March 21, 2003

*
JUDY C. LEWENT	Executive Vice President, Chief Financial Officer and President, Human Health Asia; Principal Financial Officer	March 21, 2003

*
RICHARD C. HENRIQUES JR.	Vice President, Controller; Principal Accounting Officer	March 21, 2003

*
LAWRENCE A. BOSSIDY	Director	March 21, 2003

*
WILLIAM G. BOWEN	Director	March 21, 2003

*
JOHNNETTA B. COLE	Director	March 21, 2003

*
WILLIAM M. DALEY	Director	March 21, 2003

WILLIAM B. HARRISON JR.	Director	March 21, 2003

*
WILLIAM N. KELLEY	Director	March 21, 2003

*
HEIDI G. MILLER	Director	March 21, 2003

*
THOMAS E. SHENK	Director	March 21, 2003

ANNE M. TATLOCK	Director	March 21, 2003

*
SAMUEL O. THIER	Director	March 21, 2003

*Celia A. Colbert, by signing her name hereto, does hereby sign this document pursuant to powers of attorney duly executed by the persons named, filed with the Securities and Exchange Commission as an exhibit to this document, on behalf of such persons, all in the capacities and on the date stated, such persons including a majority of the directors of the Company.

By:	/S/ CELIA A. COLBERT
CELIA A. COLBERT
Celia A. Colbert (Attorney-in-Fact)

CERTIFICATION

I, Raymond V. Gilmartin, certify that:

1.    I have reviewed this annual report on Form 10-K of Merck & Co., Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 21, 2003

By:	/s/ RAYMOND V. GILMARTIN
Raymond V. Gilmartin Chairman, President and Chief Executive Officer

CERTIFICATION

I, Judy C. Lewent, certify that:

1.    I have reviewed this annual report on Form 10-K of Merck & Co., Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 21, 2003

By:	/S/ JUDY C. LEWENT
Judy C. Lewent Executive Vice President & Chief Financial Officer President, Human Health Asia

Exhibit 23.1

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-21087, 33-21088, 33-36101, 33-40177, 33-51235, 33-53463, 33-64273, 33-64665, 333-23293, 333-23295, 333-91769, 333-30526, 333-31762, 333-40282, 333-52264, 333-53246, 333-56696, 333-72206, 333-65796 and 333-101519) and on Form S-3 (Nos. 33-39349, 33-60322, 33-51785, 33-57421, 333-17045, 333-36383, 333-77569, 333-72546 and 333-87034) of Merck & Co., Inc. of our report dated January 28, 2003 relating to the financial statements, which appears in the Company’s Annual Report to stockholders, which is incorporated in this Annual Report on Form 10-K.

PricewaterhouseCoopers LLP

Florham Park, New Jersey

March 21, 2003

EXHIBIT INDEX

Exhibit Number		Description	Method of Filing

2.1	—

Master Restructuring Agreement dated as of June 19, 1998 between Astra AB, Merck & Co., Inc., Astra Merck Inc., Astra USA, Inc., KB USA, L.P., Astra Merck Enterprises, Inc., KBI Sub Inc., Merck Holdings, Inc. and Astra Pharmaceuticals, L.P. (Portions of this Exhibit are subject to a request for confidential treatment filed with the Commission)

**
3.1	—	Restated Certificate of Incorporation of Merck & Co., Inc. (September 1, 2000)	Incorporated by reference to Form 10-Q Quarterly Report for the period ended September 30, 2000
3.2	—	By-Laws of Merck & Co., Inc. (as amended effective February 25, 1997)	Incorporated by reference to Form 10-Q Quarterly Report for the period ended March 31, 1997
*10.1	—	Executive Incentive Plan (as amended effective February 27, 1996)	Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1995
*10.2	—	Base Salary Deferral Plan (as adopted on October 22, 1996, effective January 1,1997)	Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1996
*10.3	—	Merck & Co., Inc. Deferral Program (amended and restated January 10, 2003)	Incorporated by reference to Registration Statement on Form S-8 (No. 333-101519)
*10.4	—	1991 Incentive Stock Plan (as amended effective February 23, 1994)	Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1994
*10.5	—	1996 Incentive Stock Plan (as amended November 24, 1998)	Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1999
*10.6	—	2001 Incentive Stock Plan (as amended and restated February 26, 2002)	Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 2001
*10.7	—	Non-Employee Directors Stock Option Plan (as amended and restated February 24, 1998)	Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1997
*10.8	—	1996 Non-Employee Directors Stock Option Plan (as amended April 27, 1999)	Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1999

*	Management contract or compensatory plan or arrangement.
**	Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998.

1

Exhibit Number		Description	Method of Filing

*10.9	—	2001 Non-Employee Directors Stock Option Plan (as amended April 19, 2002)	Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 2002
*10.10	—	Supplemental Retirement Plan (as amended effective January 1, 1995)	Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1994
*10.11	—	Retirement Plan for the Directors of Merck & Co., Inc. (amended and restated June 21, 1996)	Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1996
*10.12	—	Plan for Deferred Payment of Directors’ Compensation (amended and restated January 10, 2003)	Filed with this document
10.13	—	Limited Liability Company Agreement of Merck Capital Ventures, LLC (Dated as of November 27, 2000)	Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 2000
*10.14	—	Agreement dated January 3, 2003, between Edward M. Scolnick and Merck & Co., Inc.	Filed with this document
10.15	—	Amended and Restated License and Option Agreement dated as of July 1, 1998 between Astra AB and Astra Merck Inc.	**
10.16	—	KBI Shares Option Agreement dated as of July 1, 1998 by and among Astra AB, Merck & Co., Inc. and Merck Holdings, Inc.	**
10.17	—	KBI-E Asset Option Agreement dated as of July 1, 1998 by and among Astra AB, Merck & Co., Inc., Astra Merck Inc. and Astra Merck Enterprises Inc.	**
10.18	—

KBI Supply Agreement dated as of July 1, 1998 between Astra Merck Inc. and Astra Pharmaceuticals, L.P. (Portions of this Exhibit are subject to a request for confidential treatment filed with the Commission)

**
10.19	—	Second Amended and Restated Manufacturing Agreement dated as of July 1, 1998 among Merck & Co., Inc., Astra AB, Astra Merck Inc. and Astra USA, Inc.	**
10.20	—	Limited Partnership Agreement dated as of July 1, 1998 between KB USA, L.P. and KBI Sub Inc.	**
10.21	—	Distribution Agreement dated as of July 1, 1998 between Astra Merck Enterprises Inc. and Astra Pharmaceuticals, L.P.	**

*    Management contract or compensatory plan or arrangement.

**  Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998.

2

Exhibit Number		Description	Method of Filing

10.22	—

Agreement to Incorporate Defined Terms dated as of June 19, 1998 between Astra AB, Merck & Co., Inc., Astra Merck Inc., Astra USA, Inc., KB USA, L.P., Astra Merck Enterprises Inc., KBI Sub Inc., Merck Holdings, Inc. and Astra Pharmaceuticals, L.P.

**
12	—	Computation of Ratios of Earnings to Fixed Charges	Filed with this document
13	—	2002 Annual Report to stockholders (only those portions incorporated by reference in this document are deemed “filed”)	Filed with this document
16	—	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated March 21, 2002	Incorporated by reference to Form 8-K/A Amendment No. 1 to Current Report on Form 8-K dated March 21, 2002
21	—	List of subsidiaries	Filed with this document
23.1	—	Consent of Independent Public Accountants	Contained on page 30 of this Report
23.2	—	Notice Regarding Consent of Arthur Andersen LLP	Filed with this document
24.1	—	Power of Attorney	Filed with this document
24.2	—	Certified Resolution of Board of Directors	Filed with this document
99	—	Letter from Registrant to the Securities and Exchange Commission relating to Arthur Andersen LLP	Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 2001
99.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this document
99.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this document

** Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

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

3