Form 10-Q
period 2003-03-31
MERCK & CO INC
filed 2003-05-14
CIK 64978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 1-3305

MERCK & CO., INC.
P. O. Box 100
One Merck Drive
Whitehouse Station, N.J. 08889-0100
(908) 423-1000

Incorporated in New Jersey	I.R.S. Employer Identification
No. 22-1109110

The number of shares of common stock outstanding as of the close of business on April 30, 2003:

Class	Number of Shares Outstanding

Common Stock	2,242,327,894

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]           No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]           No [  ]

Part I - Financial Information
Item 1. Financial Statements
INTERIM CONSOLIDATED STATEMENT OF INCOME
CONSOLIDATED BALANCE SHEET
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Core Pharmaceuticals Business Stand-alone Basis
2003 Reconciliation from Core Pharmaceuticals to Consolidated Results
2002 Reconciliation from Core Pharmaceuticals to Consolidated Results
2002 Reconciliation from Core Pharmaceuticals to Consolidated Results
Item 4. Controls and Procedures
Part II - Other Information
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
Signatures
CERTIFICATION
COMPUTATION OF RATIOS OF FIXED CHARGES
CERTIFICATION OF CEO
CERTIFICATION OF CFO

Part I - Financial Information

Item 1. Financial Statements

MERCK & CO., INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENT OF INCOME
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(Unaudited, $ in millions except per share amounts)

	Three Months
	Ended March 31

	2003	2002

Sales	$13,388.4	$12,169.3

Costs, Expenses and Other
Materials and production	8,450.5	7,980.7
Marketing and administrative	1,701.4	1,464.8
Research and development	720.3	530.3
Acquired research	90.4	—
Equity income from affiliates	(97.3)	(171.8)
Other (income) expense, net	59.2	43.8

	10,924.5	9,847.8

Income Before Taxes	2,463.9	2,321.5
Taxes on Income	753.5	696.5

Net Income	$1,710.4	$1,625.0

Basic Earnings per Common Share	$.76	$.72
Earnings per Common Share Assuming Dilution	$.76	$.71
Dividends Declared per Common Share	$.36	$.35

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
MARCH 31, 2003 AND DECEMBER 31, 2002
(Unaudited, $ in millions)

	March 31	December 31
	2003	2002

ASSETS
Current Assets
Cash and cash equivalents	$2,216.9	$2,243.0
Short-term investments	2,920.4	2,728.2
Accounts receivable	5,617.7	5,423.4
Inventories	3,522.6	3,411.8
Prepaid expenses and taxes	1,103.3	1,027.5

Total current assets	15,380.9	14,833.9

Investments	7,353.6	7,255.1
Property, Plant and Equipment, at cost, net of allowance for depreciation of $7,082.2 in 2003 and $6,788.0 in 2002	14,356.2	14,195.6
Goodwill	4,339.8	4,127.0
Other Intangibles, net	3,352.0	3,114.0
Other Assets	4,171.0	4,035.6

	$48,953.5	$47,561.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loans payable and current portion of long-term debt	$4,434.9	$3,669.8
Trade accounts payable	2,375.3	2,413.3
Accrued and other current liabilities	3,232.4	3,365.6
Income taxes payable	2,699.5	2,118.1
Dividends payable	808.1	808.4

Total current liabilities	13,550.2	12,375.2

Long-Term Debt	5,375.9	4,879.0

Deferred Income Taxes and Noncurrent Liabilities	7,093.2	7,178.2

Minority Interests	4,058.1	4,928.3

Stockholders’ Equity
Common stock
Authorized - 5,400,000,000 shares
Issued - 2,976,230,393 shares - March 31, 2003
- 2,976,198,757 shares - December 31, 2002	29.8	29.8
Other paid-in capital	6,906.5	6,943.7
Retained earnings	36,337.3	35,434.9
Accumulated other comprehensive loss	(109.0)	(98.8)

	43,164.6	42,309.6
Less treasury stock, at cost
733,110,930 shares - March 31, 2003
731,215,507 shares - December 31, 2002	24,288.5	24,109.1

Total stockholders’ equity	18,876.1	18,200.5

	$48,953.5	$47,561.2

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(Unaudited, $ in millions)

	Three Months
	Ended March 31

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,710.4	$1,625.0
Adjustments to reconcile net income to cash provided from operations:
Acquired research	90.4	—
Depreciation and amortization	391.7	362.1
Deferred income taxes	60.6	115.7
Other	(19.7)	(115.2)
Net changes in assets and liabilities	(387.6)	(17.0)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,845.8	1,970.6

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(457.0)	(461.8)
Purchase of securities, subsidiaries and other investments	(12,179.4)	(5,637.2)
Proceeds from sale of securities, subsidiaries and other investments	11,886.8	5,040.6
Banyu acquisition	(1,389.5)	—
Other	(1.5)	1.1

NET CASH USED BY INVESTING ACTIVITIES	(2,140.6)	(1,057.3)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings	291.5	(1,421.5)
Proceeds from issuance of debt	975.8	2,500.0
Payments on debt	(2.4)	(1.5)
Purchase of treasury stock	(295.8)	(489.2)
Dividends paid to stockholders	(808.3)	(795.7)
Other	80.8	95.0

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	241.6	(112.9)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	27.1	(1.3)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(26.1)	799.1
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,243.0	2,144.0

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,216.9	$2,943.1

The accompanying notes are an integral part of this consolidated financial statement.

Notes to Consolidated Financial Statements

1.	The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K.

The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. In the Company’s opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

Certain reclassifications have been made to prior year amounts to conform with current year presentation.

Notes to Consolidated Financial Statements (continued)

2.	Employee stock-based compensation is recognized using the intrinsic value method. Generally, employee stock options are granted to purchase shares of Company stock at the fair market value at the time of grant. Accordingly, no compensation expense is recognized for the Company’s stock-based compensation plans other than for its employee performance-based awards and options granted to employees of certain equity method investees, the total of which is not significant.

The effect on net income and earnings per common share if the Company had applied the fair value method for recognizing employee stock-based compensation is as follows:

	($ in millions)

	Three Months
	Ended March 31

	2003	2002

Net income, as reported	$1,710.4	$1,625.0
Compensation expense, net of tax:
Reported	.7	—
FAS 123	(117.8)	(101.4)

Pro forma net income	$1,593.3	$1,523.6

Earnings per common share:
Basic – as reported	$.76	$.72
Basic – pro forma	$.71	$.67
Assuming dilution – as reported	$.76	$.71
Assuming dilution – pro forma	$.70	$.66

3.	In January 2003, the Company, through its wholly owned subsidiary, MSD (Japan) Co., Ltd., launched a tender offer to acquire the remaining 49% of the common shares of Banyu Pharmaceutical Co., Ltd. (Banyu) that it did not already own. In March 2003, the Company received tenders for 116.5 million shares, bringing its ownership to 95% of outstanding Banyu common stock, for an aggregate purchase price approximating $1.4 billion. The acquisition allows the Company to further enhance its position in the Japanese market, which is the world’s second largest pharmaceutical market.

The Company’s acquisition of the Banyu shares was accounted for under the purchase method and, accordingly, 95% of Banyu’s results of operations have been included with the Company’s since March 12, 2003. Pro forma information is not provided as the impact of the transaction does not have a material effect on the Company’s results of operations. The purchase price was allocated based upon the fair values of the portion of assets and liabilities acquired. The allocation of the purchase price resulted in the reversal of $908.5 million of minority interest liability and recognition of $303.3 million in other intangibles, $212.7 million in goodwill, $139.7 million in deferred income tax liabilities and $31.3 million in other net assets, principally property, plant and equipment. Other intangibles included $275.4 million of in-line product rights having a 10-year weighted average useful life and $27.9 million representing a 20-year life tradename. In connection with the transaction, the Company also recorded a $90.4 million charge for acquired research associated with products in development for which, at the acquisition date, technological feasibility had not been established and no alternative future use existed. Approximately $57.9 million of the total acquired research charge related to Merck products that Banyu is developing for sale in the Japanese market, the most significant of which is ‘Vioxx’. For any of these products, Merck can choose not to exclusively license the rights to Banyu and, in that event, generally would reimburse Banyu for its associated research and development expenditures. Accordingly, these products were valued using a cost approach, adjusted to reflect the probability of regulatory approval. The remaining portion of the acquired research charge represents Banyu-developed product candidates. The fair value of each product was determined based upon the present value of projected future cash flows utilizing an income approach reflecting the appropriate risk-adjusted discount rate based on the applicable product’s stage of completion and its probability of technical and marketing success.

Notes to Consolidated Financial Statements (continued)

4.	Inventories consisted of:

	($ in millions)

	March 31	December 31
	2003	2002

Finished goods	$1,965.4	$1,984.0
Raw materials and work in process	1,469.5	1,352.1
Supplies	87.7	75.7

Total (approximates current cost)	3,522.6	3,411.8
Reduction to LIFO cost	—	—

	$3,522.6	$3,411.8

5.	Aggregate amortization expense for the three months ended March 31, 2003 and 2002 totaled $65.8 million and $62.4 million, respectively. Amortization expense is recorded in Materials and production expense and Other (income) expense, net. The estimated aggregate amortization expense for each of the next five years is as follows: 2003, $277.2 million; 2004, $277.7 million; 2005, $248.6 million; 2006, $227.9 million; and 2007, $224.9 million. Other intangibles consisted of:

	($ in millions)

	March 31	December 31
	2003	2002

Customer relationships – Medco Health	$3,172.2	$3,172.2
Patents and product rights	1,630.7	1,355.2
Other	149.8	121.5

Total acquired cost	$4,952.7	$4,648.9

Customer relationships – Medco Health	$780.9	$757.3
Patents and product rights	733.1	694.4
Other	86.7	83.2

Total accumulated amortization	$1,600.7	$1,534.9

6.	The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including product liability, intellectual property and commercial litigation, as well as additional matters such as antitrust actions.

As previously reported, the Company, including Medco Health Solutions, Inc. ("Medco Health"), is party to a number of antitrust suits, certain of which have been certified as class actions, instituted by most of the nation’s retail pharmacies and consumers in several states, alleging conspiracies in restraint of trade and challenging the pricing and/or purchasing practices of the Company and Medco Health, respectively. A significant number of other pharmaceutical companies and wholesalers have also been sued in the same or similar litigation. In 1996, the Company and several other defendants finalized an agreement to settle the federal class action alleging conspiracy, which represents the single largest group of retail pharmacy claims. Since that time, the Company has entered into other settlements on satisfactory terms. The Company has not engaged in any conspiracy and no admission of wrongdoing was made nor was included in any settlement agreements. While it is not feasible to predict the final outcome of the remaining proceedings, in the opinion of the Company, such proceedings should not ultimately result in any liability which would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

As previously reported, a number of federal and state lawsuits, involving individual claims as well as purported class actions, have been filed against the Company with respect to ‘Vioxx’. Some of the lawsuits also name as defendants Pfizer Inc. and Pharmacia Corporation, which market a competing product. The lawsuits include allegations regarding gastrointestinal bleeding and cardiovascular events. The Company believes that these lawsuits are completely without merit and will vigorously defend against them.

As previously reported, the Company is a party in claims brought under the Consumer Protection Act of 1987 in the United Kingdom which allege that certain children suffer from a variety of conditions as a result of being vaccinated with various bivalent vaccines for measles and rubella or trivalent vaccines for measles, mumps and rubella, including the Company’s ‘M-M-R II’. The Company believes that these lawsuits are completely without merit and will vigorously defend against them.

Notes to Consolidated Financial Statements (continued)

As previously reported, the Company is a party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund. The Company is also remediating environmental contamination resulting from past industrial activity at certain of its sites and takes an active role in identifying and providing for these costs. In management’s opinion, the liabilities for all environmental matters which are probable and reasonably estimable have been accrued and totaled $183.5 million at March 31, 2003. These liabilities are undiscounted, do not consider potential recoveries from insurers or other parties and will be paid out over the periods of remediation for the applicable sites, which are expected to occur primarily over the next 15 years. Although it is not possible to predict with certainty the outcome of these matters, or the ultimate costs of remediation, management does not believe that any reasonably possible expenditures that may be incurred in excess of the liabilities accrued should exceed $100.0 million in the aggregate. Management also does not believe that these expenditures should result in a material adverse effect on the Company’s financial position, results of operations, liquidity or capital resources for any year.

On April 30, 2003, the court overseeing the proposed class action settlement in the previously-disclosed Gruer Cases held a hearing, at which lawyers for the settling plaintiffs, the Company, and Medco Health advised the court that they had agreed to modify the previously-filed settlement agreement in certain respects. The amendments do not change the amount of cash compensation or the provisions relating to the business practices that Medco Health agreed to continue or modify under the original agreement. The settling parties anticipate filing a revised agreement and supporting documents shortly. The court will then decide whether to grant preliminary approval to the settlement. At the hearing, counsel for two Medco Health clients appeared in order to seek clarification regarding the scope of the settlement and their rights thereunder. As previously disclosed, one of the initial plaintiffs in the Gruer Cases and plaintiffs that have filed additional ERISA lawsuits against the Company and Medco Health are expected to oppose the settlement.

7.	Net sales consisted of:

	($ in millions)

	Three Months
	Ended March 31

	2003	2002

Atherosclerosis	$1,266.5	$1,204.0
Hypertension/heart failure	857.6	819.4
Osteoporosis	812.4	513.1
Anti-inflammatory/analgesics	550.5	615.0
Respiratory	473.6	420.2
Vaccines/biologicals	241.4	156.8
Anti-bacterial/anti-fungal	230.7	163.1
Ophthalmologicals	149.5	132.1
Urology	138.7	115.9
Human immunodeficiency virus (HIV)	83.8	67.6
Other	912.2	656.6
Medco Health	7,671.5	7,305.5

	$13,388.4	$12,169.3

Sales by individual therapeutic class are presented net of rebates and discounts. Other primarily includes sales of other human pharmaceuticals, also net of rebates and discounts, and pharmaceutical and animal health supply sales to the Company’s joint ventures and AstraZeneca LP. Medco Health primarily includes Medco Health sales of non-Merck products and Medco Health pharmacy benefit services, principally sales of prescription drugs through managed prescription drug programs, as well as services provided through programs to help its clients control the cost and enhance the quality of the prescription drug benefits to their members.

Notes to Consolidated Financial Statements (continued)

8.	Other (income) expense, net, consisted of:

	($ in millions)

	Three Months
	Ended March 31

	2003	2002

Interest income	$(88.3)	$(98.4)
Interest expense	95.3	95.3
Exchange gains	(7.1)	(2.7)
Minority interests	51.8	50.7
Amortization of other intangibles	54.8	51.4
Other, net	(47.3)	(52.5)

	$59.2	$43.8

Minority interests include third parties’ share of exchange gains and losses arising from translation of the financial statements into U.S. dollars.

Interest paid for the three-month periods ended March 31, 2003 and 2002 was $131.4 million and $101.7 million, respectively.

9.	The weighted average common shares used in the computations of basic earnings per common share and earnings per common share assuming dilution (shares in millions) are as follows:

	Three Months
	Ended March 31

	2003	2002

Average common shares outstanding	2,244.3	2,271.3
Common shares issuable(1)	17.8	23.5

Average common shares outstanding assuming dilution	2,262.1	2,294.8

               (1) Issuable primarily under stock option plans.

10.	Comprehensive income for the three months ended March 31, 2003 and 2002, representing all changes in stockholders’ equity during the period other than changes resulting from the Company’s stock, was $1,700.2 million and $1,559.5 million, respectively.

11.	The Company’s operations are principally managed on a products and services basis and are comprised of two reportable segments: Merck Pharmaceutical, which includes products marketed either directly or through joint ventures, and Medco Health. In anticipation of the establishment of Medco Health as a separate publicly traded company, the Company changed its internal management reporting and, accordingly, the segment information reported within this note, to reflect Medco Health on a stand-alone basis. Prior year amounts have been restated to conform to the current year presentation.

Notes to Consolidated Financial Statements (continued)

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

	($ in millions)

	Three Months
	Ended March 31

	2003	2002

Segment revenues:
Merck Pharmaceutical	$5,231.4	$4,608.1
Medco Health	8,334.1	8,016.1
All Other	285.2	211.8

	$13,850.7	$12,836.0

Segment profits:
Merck Pharmaceutical	$3,281.8	$2,969.1
Medco Health	174.6	102.7
All Other	253.2	178.2

	$3,709.6	$3,250.0

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

A reconciliation of total segment profits to consolidated income before taxes is as follows:

	($ in millions)

	Three Months
	Ended March 31

	2003	2002

Segment profits	$3,709.6	$3,250.0
Other profits	39.6	27.5
Adjustments	218.1	110.4
Unallocated:
Interest income	88.3	98.4
Interest expense	(95.3)	(95.3)
Equity income (loss) from affiliates	(.3)	70.2
Depreciation and amortization	(305.5)	(285.5)
Acquired research	(90.4)	—
Research and development	(720.3)	(530.3)
Other expenses, net	(379.9)	(323.9)

	$2,463.9	$2,321.5

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

In April, Merck announced that the Board of Directors approved a 100 percent spin-off of Medco Health, Merck’s wholly-owned pharmacy benefits management (PBM) subsidiary, in a one-step transaction to be tax free to Merck and its U.S. shareholders. Merck intends to complete the spin-off through a pro rata distribution of 100 percent of Medco Health common stock to Merck’s shareholders. As part of the transaction, Medco Health will raise debt financing at or around the time of the spin-off that will be used to pay a cash dividend to Merck. The transaction is contingent upon a number of customary conditions, including debt and equity market conditions, the receipt of a favorable ruling from the Internal Revenue Service, the receipt of any required regulatory approvals and any final approvals by Merck’s Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Results

Earnings per share for the first quarter of 2003 were $0.76, a 7% increase over the same period in 2002. Consolidated net income was $1,710.4 million, compared to $1,625.0 million in the first quarter of last year. Consolidated sales grew 10% for the quarter to $13.4 billion.

‘Zocor’, ‘Fosamax’, ‘Cozaar’ and ‘Hyzaar’*, ‘Singulair’ and ‘Vioxx’ collectively had increased sales of 19% for the first quarter of 2003, compared to the first quarter of 2002, and drove Merck’s pharmaceutical sales performance. Overall, Merck’s pharmaceutical sales increased 18% for the first quarter of 2003, including a 5% benefit from foreign exchange. Sales outside of the United States accounted for 37% of the Company’s first-quarter 2003 pharmaceutical sales. Also in the first quarter, Medco Health Solutions, Inc.’s (Medco Health) sales increased 4% over the first quarter of 2002.

The Company’s gross margin was 36.9% in the first quarter of 2003 compared to the first quarter 2002 gross margin of 34.4%. The gross margin increase in 2003 reflects the higher relative growth in the higher-margin core pharmaceuticals business versus Medco Health growth. For 2003, it is expected that manufacturing productivity will offset inflation on product cost in the core pharmaceuticals business on a stand-alone basis.

Marketing and administrative expenses increased 16% for the quarter. The increase for the quarter reflects the impact of additional sales representatives hired in 2002 and launch costs in support of new product introductions and new indications. Consolidated marketing and administrative expense for 2003 is estimated to grow at a mid-single digit percentage rate over the full-year 2002 expense.

Research and development expenses were $720.3 million for the first quarter of 2003, a 36% increase over the same period of 2002, reflecting the Company’s ongoing support of clinical trials and the expansion of our external alliance activities as well as continued investment in basic research. For the full year 2003, research and development expense is anticipated to increase at a mid-teens percentage growth rate over the full-year 2002 level.

In March 2003, the Company received tenders for 116.5 million shares of Banyu Pharmaceutical Co., Ltd. (Banyu), bringing Merck’s ownership to 95 percent of outstanding Banyu common stock, for an aggregate purchase price of $1.4 billion. The increase in ownership resulted in a $90.4 million charge for acquired research.

Results for the first quarter of 2003 reflect a 30.6% effective income tax rate, which includes the impact of the nondeductibility of the charge for acquired research in connection with the Banyu acquisition. The consolidated 2003 tax rate is estimated to be approximately 29.5% to 30.5%.

‘Zocor’, Merck’s cholesterol-modifying medicine, continued its solid performance with worldwide sales of $1.2 billion in the first quarter, an increase of 7% from the comparable prior year period. Wholesaler buying patterns unfavorably impacted the quarter sales by approximately $150 million. Global sales of ‘Zocor’ in 2003 are expected to approximate $5.6 to $5.9 billion. Merck announced in March that ‘Zocor’ has been selected as the sole high-potency HMG agent (statin) for the U.S. Department of Veteran Affairs and the Department of Defense. High-potency is defined in the contract as lowering LDL-C by at least 38 percent. The new contract for ‘Zocor’ took effect May 1, 2003. On April 16, the U.S. Food and Drug Administration (FDA) approved a new indication for ‘Zocor’ based on the results of the landmark Heart Protection Study (HPS), which found that ‘Zocor’ 40 mg was proven to save lives by reducing the risk of heart attack and stroke in patients with heart disease or diabetes regardless of cholesterol level. In 2003, ‘Zocor’ lost its basic patent protection in the following countries: Canada (January); Sweden (April); and Belgium, Germany, Holland, Ireland, Luxembourg, and the United Kingdom (May). The Company expects a decline in ‘Zocor’ sales in those countries.

Global sales of ‘Fosamax’, the leading product worldwide for the treatment of postmenopausal, male and glucocorticoid-induced osteoporosis, were strong in the first quarter of 2003, reaching $812 million, an increase of 58% over the first quarter of 2002. Wholesaler buying patterns favorably impacted the quarter sales by approximately $140 million. Worldwide sales of ‘Fosamax’ in 2003 are expected to approximate $2.6 to $2.8 billion. ‘Fosamax’ Once Weekly 70 mg has been launched in more than 70 markets worldwide and significant market potential remains for this medicine. Merck announced in February that it has initiated two head-to-head trials comparing the efficacy and tolerability of ‘Fosamax’ Once Weekly 70 mg versus once-weekly risedronate 35 mg. Recently, in Canada an action involving the daily alendronate product against a generic company was terminated by the Company and a generic daily alendronate product in Canada has been introduced.

In April, an international study was published in The Archives of Internal Medicine showing that women who stopped hormone replacement therapy (HRT) experienced significant bone loss during the year following discontinuation. The study also showed that ‘Fosamax’ prevented this bone loss in many women and helped increase bone density of the spine and maintained bone density at the hip in postmenopausal women who stopped HRT.

*‘Cozaar’ and ‘Hyzaar’ are registered trademarks of E.I. du Pont de Nemours and Company, Wilmington, DE, USA.

Also in April, Merck presented the results of the first head-to-head study comparing ‘Fosamax’ 70 mg once-weekly with raloxifene 60 mg once-daily at the Annual Meeting of the American College of Obstetricians and Gynecologists (ACOG). The preliminary results of this study, the Efficacy of ‘Fosamax’ vs. Evista Comparison Trial (EFFECT), showed postmenopausal women with osteoporosis had significantly greater increases in bone mineral density (BMD) of the lumbar spine and total hip after one year of treatment with ‘Fosamax’ 70 mg once-weekly compared to women treated with raloxifene 60 mg once-daily.

Sales of ‘Cozaar’ and ‘Hyzaar’ worldwide were strong in the first quarter of 2003, reaching $643 million, a 52% increase over the 2002 first quarter. Wholesaler buying patterns favorably impacted the quarter sales by approximately $60 million. Worldwide sales of ‘Cozaar’ and ‘Hyzaar’ in 2003 are expected to approximate $2.4 to $2.6 billion. ‘Cozaar’ and ‘Hyzaar’ remain the most prescribed angiotensin II antagonists (AIIAs) worldwide for the treatment of hypertension. In March, the FDA approved ‘Cozaar’ as the first and only hypertension medicine indicated to reduce the risk of stroke in patients with hypertension and left ventricular hypertrophy (LVH). There is evidence that this benefit does not apply to black patients.

The new indication is based on the Losartan Intervention for Endpoint Reduction in Hypertension (LIFE) study. In this 9,193-patient study, treatment with a regimen based on ‘Cozaar’ reduced the risk of stroke (fatal and non-fatal) by 25 percent in patients with hypertension and LVH versus treatment with a regimen based on the beta-blocker atenolol. There were 232 strokes in the group treated with ‘Cozaar’ and 309 in the atenolol group. In the trial, black patients with hypertension and LVH had a lower risk of stroke on atenolol than on ‘Cozaar’. Based on the LIFE study results, ‘Cozaar’ is already experiencing increased growth in major markets outside the United States. In addition to the United States, 15 countries have approved new indications for ‘Cozaar’ based on LIFE.

Worldwide sales of ‘Singulair’, the leading prescribed asthma controller among allergists and pediatricians, grew 13% to $474 million in the first quarter. Wholesaler buying patterns favorably impacted the quarter by approximately $25 million. Global sales of ‘Singulair’ in 2003 are expected to approximate $2.0 to $2.3 billion. During the first quarter of 2003, Merck launched a new indication for ‘Singulair’ for the relief of symptoms of seasonal allergic rhinitis (also known as hay fever) in adults and children as young as 2 years of age. This new indication represents a novel way to treat seasonal allergies because it blocks leukotrienes instead of blocking histamine.

Merck’s once-a-day coxib, ‘Vioxx’, has been launched in 77 countries worldwide. In the United States, ‘Vioxx’ is the most widely prescribed and frequently preferred coxib on managed care formularies. ‘Vioxx’ is the leading coxib outside the United States. Global sales for the quarter were $527 million, 12% lower than the first quarter of 2002. Wholesaler buying patterns unfavorably impacted the quarter by approximately $70 million. In 2003, worldwide sales of coxibs, ‘Vioxx’ and ‘Arcoxia’, which is discussed below, are expected to approximate $2.6 to $2.8 billion.

‘Arcoxia’, Merck’s newest once-a-day coxib, has been launched outside of the United States in 23 countries in Europe, Latin America and the Asia-Pacific region. ‘Arcoxia’ has been studied in a broad range of chronic and acute indications, including osteoarthritis, adult rheumatoid arthritis, chronic low back pain, acute pain, dysmenorrhea (menstrual pain), acute gouty arthritis and ankylosing spondylitis.

First quarter sales also included the effect of supply sales to AstraZeneca LP (AZLP), most notably for ‘Nexium’ and ‘Prilosec’. In 2003, Merck anticipates a double-digit percentage growth in total supply sales to AZLP.

‘Zetia’, the new cholesterol absorption inhibitor developed and marketed by Merck/Schering-Plough Pharmaceuticals, showed strong results in the first quarter with sales of $46 million. More than 500,000 prescriptions have been written for ‘Zetia’ since it became available in the United States in mid-November, according to IMS Health. ‘Zetia’ is the first in a new class to come to market in the cholesterol management category since statins were introduced 15 years ago.

In March, ‘Ezetrol’ (the brand name for ‘Zetia’ outside of the United States) successfully completed the European Union (EU) Mutual Recognition Procedure (MRP). With the completion of the MRP, the 15 EU member states (Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Portugal, Spain, Sweden and United Kingdom), as well as Iceland and Norway, can grant national marketing authorization with unified labeling for ‘Ezetrol’. In 2002, ‘Ezetrol’ was launched in Germany and has now been launched in Switzerland. ‘Ezetrol’ will be introduced in additional EU countries following the completion of local market regulations and pricing and/or reimbursement approvals.

In March, the FDA approved ‘Emend’, the first member in a new class of medicines to help prevent the acute and delayed nausea and vomiting associated with highly emetogenic cancer chemotherapy.

In February, Merck announced that it had discontinued Phase II clinical trails for its lead GABA-A α2/α3 agonist compound for the treatment of generalized anxiety. The Company is continuing its research in the field of anxiety through the ongoing study of GABA agonist molecules. The timing for the development of these other molecules is not certain.

In April, Merck announced that it is discontinuing development of its lead Phosphodiesterase-4 (PDE-4) inhibitor compound, currently in Phase II clinical trials, for the treatment of asthma and chronic obstructive pulmonary disease (COPD). The Company is continuing its research in the field of asthma and COPD through the ongoing study of other PDE-4 inhibitor molecules. The timing for the development of these other molecules is not certain.

Also in April, Merck announced that the Board of Directors approved a 100 percent spin-off of Medco Health, Merck’s wholly-owned pharmacy benefits management (PBM) subsidiary, in a one-step transaction intended to be tax free to Merck and its U.S. shareholders. Merck intends to complete the spin-off through a pro rata distribution of 100 percent of Medco Health common stock to Merck’s shareholders. As part of the transaction, Medco Health will raise debt financing at or around the time of the spin-off that will be used to pay a cash dividend to Merck. The transaction is contingent upon a number of customary conditions, including debt and equity market conditions, the receipt of a favorable ruling from the Internal Revenue Service, the receipt of any required regulatory approvals and any final approvals by Merck’s Board of Directors.

For 2003, Merck expects full-year consolidated earnings per share (EPS) of $3.40 to $3.47. The Company expects a generally consistent pattern of quarterly growth in 2003, with a slightly lower growth rate in the first quarter. The full-year guidance reflects the Company’s continued expectation for double-digit EPS growth in the core pharmaceuticals business on a stand-alone basis and includes a full year of net income from Medco Health. After the separation has occurred, Merck will adjust its 2003 consolidated earnings expectations to reflect the separation, as appropriate.

Until the spin-off of Medco Health, the Company will continue to report the results of its core pharmaceuticals business and Medco Health on a consolidated basis in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which precludes the reporting of a business to be distributed to stockholders as discontinued operations until the disposal date.

In anticipation of the separation, the Company is voluntarily providing the current and prior year period operating results of the core pharmaceuticals business on a stand-alone basis excluding Medco Health and the current and prior year period operating results of Medco Health on a stand-alone basis. The Merck core pharmaceuticals business stand-alone operating results reflect what the Company would expect to report as continuing operations for the quarters ended March 31, 2003 and 2002 subsequent to the separation date. The Medco Health stand-alone operating results reflect the historical results Medco Health would expect to report in its separate financial statements for the quarters ended March 31, 2003 and 2002. The Merck core pharmaceuticals business stand-alone operating results and the Medco Health stand-alone operating results may not be indicative of the consolidated operating results of either Merck or Medco Health in the future, or what they would have been had Medco Health been a separate company during the periods presented.

Merck & Co., Inc.

Core Pharmaceuticals Business
Stand-alone Basis
(In Millions Except Earnings per Common Share)

	Quarter Ended March 31
			%
	2003	2002	Change

Sales	$5,571.4	$4,802.4	16%
Costs, Expenses and Other
Materials and production	1,046.8	864.1	21
Marketing and administrative	1,547.2	1,343.3	15
Research and development	720.3	530.3	36
Acquired research	90.4	—	*
Equity income from affiliates	(97.3)	(171.8)	-43
Other (income) expense, net	47.8	23.4	**

Income Before Taxes	2,216.2	2,213.1	—
Taxes on Income	671.2	655.1

Net Income	$1,545.0	$1,558.0	-1

Average Shares Outstanding Assuming Dilution	2,262.1	2,294.8
Earnings per Common Share Assuming Dilution	$0.68	$0.68	—

Medco Health Solutions, Inc.
Stand-alone Basis
(In Millions)

	Quarter Ended

	March 29	March 30%
	2003	2002	Change

Sales	$8,334.1	$8,016.1	4%
Costs, Expenses and Other
Materials and production	7,984.6	7,757.8	3
Marketing and administrative	163.0	135.2	21
Other (income) expense, net	11.9	20.4	-42

Income before taxes	174.6	102.7	70
Taxes on Income	72.6	43.1

Net income	$102.0	$59.6	71

*Not meaningful

**> 100%

Sales in Merck’s core pharmaceuticals business on a stand-alone basis reached $5.6 billion in the first quarter, a 16% increase over the first quarter of 2002. The gross margin was 81.2% compared to 82.0% for the same period last year. The decrease is primarily attributable to the effect of changes in the product mix. Net income was down 1% reflecting strong sales growth offset by increased investment in marketing-related and research and development spending.

Medco Health’s sales on a stand-alone basis reached $8.3 billion in the first quarter, a 4% increase over the first quarter of 2002, as Medco Health managed 133 million prescriptions during the quarter. Medco Health’s net income increased 71% to $102.0 million in the first quarter, compared to $59.6 million in the same period last year, primarily driven by an improvement in gross margins.

Medco Health’s home delivery service, which is the largest in the PBM industry, managed 20 million prescriptions in the first quarter. Medco Health’s home delivery prescriptions represent 15 percent of Medco Health’s total prescription volume compared to 14 percent in the first quarter of 2002. In addition, Medco Health experienced a 37 percent increase over the first quarter of 2002 in the number of prescriptions processed through its member website at www.medcohealth.com.

Medco Health’s gross margin for the first quarter was 4.2% compared to 3.2% for the same period last year. The increase in margin reflects a higher use of home delivery services, an increase in generic utilization and the favorable impact of contract renewals with several manufacturers.

Included in Sales and Materials and production are retail co-payments of approximately $1,677.4 million and $1,640.0 million for the first quarter of 2003 and 2002, respectively. The retail co-payments are recorded as revenue because under Medco Health’s contracts with its clients and affiliated retail pharmacies, Medco Health is principally responsible for managing the entire drug transaction, including the co-payment. It is also important to note that for each co-payment included in Medco Health’s Sales there is a corresponding offset in Materials and production, so Net income is not affected by this accounting.

Medco Health’s net income on a stand-alone basis is estimated to grow 20 percent to 25 percent for full-year 2003, driven by improvements in margin for the full-year 2003 over 2002. Medco Health expects to benefit from the increased use of generics and from continued efficiencies from previous investments in technology.

In accordance with the SEC’s requirements, the Company is providing a reconciliation, for the periods indicated, of the stand-alone operating results of the Company’s core pharmaceuticals business and Medco Health to the Merck consolidated results. The combination of the stand-alone operating results of the Merck core pharmaceuticals business and Medco Health will not equal Merck’s consolidated operating results. The necessary consolidating adjustments primarily relate to the elimination of revenues and cost of sales associated with sales of Merck products through Medco Health that are included in the stand-alone operating results of both the core pharmaceuticals business and Medco Health. The adjustments also include the elimination of revenues and expenses relating to services provided to Merck by Medco Health and, in 2002, the elimination of expenses for certain shared services (such as accounting, treasury, legal, and human resources) that are included in both the core pharmaceuticals and Medco Health stand-alone results. Additionally, an adjustment has been made to reflect the appropriate effective income tax rate on a consolidated basis.

Merck & Co., Inc.

2003 Reconciliation from Core Pharmaceuticals to Consolidated Results
(In Millions Except Earnings per Common Share)

	Quarter Ended March 31, 2003

	Merck Core
	Pharmaceuticals	Medco Health		Merck
	Stand-alone	Stand-alone		Consolidated
	Basis	Basis	Adjustments	Results

Sales	$5,571.4	$8,334.1	$(517.1)	$13,388.4
Costs, Expenses and Other
Materials & Production	1,046.8	7,984.6	(580.9)	8,450.5
Marketing & Administrative	1,547.2	163.0	(8.8)	1,701.4
Research & Development	720.3	—	—	720.3
Acquired Research	90.4	—	—	90.4
Equity Income	(97.3)	—	—	(97.3)
Other (Income)/Expense, net	47.8	11.9	(0.5)	59.2

Income before Taxes	2,216.2	174.6	73.1	2,463.9
Taxes on Income	671.2	72.6	9.7	753.5

Net Income	$1,545.0	$102.0	$63.4	$1,710.4

Average Shares Outstanding Assuming Dilution	2,262.1			2,262.1
Earnings Per Common Share Assuming Dilution	$0.68	*$0.05	$0.03	$0.76
Gross Margin %	81.2%	4.2%		36.9%
Net Income Margin %	27.7%	1.2%		12.8%

*This is not indicative of the earnings per share that will be reported by Medco Health after the separation as the average shares outstanding for Medco Health on a stand-alone basis will be different from Merck’s average shares outstanding.

Merck & Co., Inc.
2002 Reconciliation from Core Pharmaceuticals to Consolidated Results
Quarter Ended March 31, 2002
(In Millions Except Earnings per Common Share)

	Quarter Ended March 31, 2002

	Merck Core
	Pharmaceuticals	Medco Health		Merck
	Stand-alone	Stand-alone		Consolidated
	Basis	Basis	Adjustments	Results

Sales	$4,802.4	$8,016.1	$(649.2)	$12,169.3
Costs, Expenses and Other Materials & Production	864.1	7,757.8	(641.2)	7,980.7
Marketing & Administrative	1,343.3	135.2	(13.7)	1,464.8
Research & Development	530.3	—	—	530.3
Equity Income	(171.8)	—	—	(171.8)
Other (Income)/Expense, net	23.4	20.4	—	43.8

Income before Taxes	2,213.1	102.7	5.7	2,321.5
Taxes on Income	655.1	43.1	(1.7)	696.5

Net Income	$1,558.0	$59.6	$7.4	$1,625.0

Average Shares Outstanding Assuming Dilution	2,294.8			2,294.8
Earnings Per Common Share Assuming Dilution	$0.68	*$0.03	$0.00	$0.71
Gross Margin %	82.0%	3.2%		34.4%
Net Income Margin %	32.4%	0.7%		13.4%

*	This is not indicative of the earnings per share that will be reported by Medco Health after the separation as the average shares outstanding for Medco Health on a stand-alone basis will be different from Merck’s average shares outstanding.

Merck & Co., Inc.
2002 Reconciliation from Core Pharmaceuticals to Consolidated Results
(In Millions Except Earnings per Common Share)

	Twelve Months Ended December 31, 2002

	Merck Core
	Pharmaceuticals	Medco Health		Merck
	Stand-alone	Stand-alone		Consolidated
	Basis	Basis	Adjustments	Results

Sales	$21,445.8	$32,958.5	$(2,614.0)	$51,790.3
Costs, Expenses and Other Materials & Production	3,907.1	31,657.7	(2,511.2)	33,053.6
Marketing & Administrative	5,652.2	587.7	(53.1)	6,186.8
Research & Development	2,677.2	—	—	2,677.2
Equity Income	(644.7)	—	—	(644.7)
Other (Income)/Expense, net	202.3	92.8	8.7	303.8

Income before Taxes	9,651.7	620.3	(58.4)	10,213.6
Taxes on Income	2,856.9	258.7	(51.5)	3,064.1

Net Income	$6,794.8	$361.6	$(6.9)	$7,149.5

Average Shares Outstanding Assuming Dilution	2,277.0			2,277.0
Earnings Per Common Share Assuming Dilution	$2.98	*$0.16	$0.00	$3.14
Gross Margin %	81.8%	3.9%		36.2%
Net Income Margin %	31.7%	1.1%		13.8%

*	This is not indicative of the earnings per share that will be reported by Medco Health after the separation as the average shares outstanding for Medco Health on a stand-alone basis will be different from Merck’s average shares outstanding.

Liquidity and Capital Resources

($ in millions)	March 31, 2003	December 31, 2002

Cash, cash equivalents and short-term Investments	$5,137.3	$4,971.2
Working capital	$1,830.7	$2,458.7
Total debt to total liabilities and equity	20.0%	18.0%

Cash provided by operations continues to be the Company’s primary source of funds to finance operating needs and capital expenditures. Net cash provided by operating activities totaled $1.8 billion and $2.0 billion for the three months ended March 31, 2003 and 2002, respectively. Income taxes paid totaled $328.8 million and $291.3 million for the three months ended March 31, 2003 and 2002, respectively.

Capital expenditures for the three months totaled $457.0 million and $461.8 million in 2003 and 2002, respectively. Capital expenditures for the full year 2003 are expected to approximate $2.3 billion.

In March 2003, the Company funded the acquisition of 116.5 million common shares of Banyu at an aggregate purchase price of approximately $1.4 billion with cash on hand.

In February 2003, the Company issued $500.0 million of 4.4% ten-year notes and $55.0 million of variable rate notes under its shelf registration statement. In March 2003, the Company issued $417.8 million of commercial paper (CP). The proceeds from these borrowings were used to repay maturing shorter-dated CP and for other corporate purposes.

Through March 31, 2003, the Company purchased 136.3 million treasury shares at an aggregate cost of $8.7 billion and has $11.3 billion remaining under the current buyback authorizations. Treasury stock purchases totaled $295.8 million during the first three months of 2003 compared with $489.2 million for the same period in 2002.

Dividends paid to stockholders totaled $808.3 million and $795.7 million for the first three months of 2003 and 2002, respectively. In February 2003, the Board of Directors declared a quarterly dividend of 36 cents per share on the Company’s common stock for the second quarter of 2003.

Legal Proceedings

Merck

From time to time, generic manufacturers of pharmaceutical products file applications in the United States or other jurisdictions to market generic forms of the Company’s products. As previously disclosed, a trial in the United States involving the alendronate weekly product was held in March 2003. A decision is expected in 2003. Also as previously disclosed, on January 21, 2003, the High Court of Justice for England and Wales held that patents of the Company protecting the alendronate daily and weekly products are invalid in the United Kingdom. The Company is proceeding with an appeal of this decision. Recently, in Canada an action involving the daily alendronate product against a generic company was terminated by the company and a generic daily alendronate product in Canada has been introduced.

Medco Health

On April 30, 2003, the court overseeing the proposed class action settlement in the previously-disclosed Gruer Cases held a hearing, at which lawyers for the settling plaintiffs, the Company, and Medco Health advised the court that they had agreed to modify the previously-filed settlement agreement in certain respects. The amendments do not change the amount of cash compensation or the provisions relating to the business practices that Medco Health agreed to continue or modify under the original agreement. The settling parties anticipate filing a revised agreement and supporting documents shortly. The court will then decide whether to grant preliminary approval to the settlement. At the hearing, counsel for two Medco Health clients appeared in order to seek clarification regarding the scope of the settlement and their rights thereunder. As previously disclosed, one of the initial plaintiffs in the Gruer Cases and plaintiffs that have filed additional ERISA lawsuits against the Company and Medco Health are expected to oppose the settlement.

In connection with the previously disclosed ERISA lawsuits, the Company and Medco Health have been served with two additional complaints filed by two plan participants purporting to act on behalf of their plans. The complaints assert claims of breach of fiduciary duty under ERISA. Also, the previously disclosed lawsuit based on the California unfair business practices law has been transferred from federal court in California to federal court in New York, and is now pending before the same judge overseeing the proposed ERISA settlement in the Gruer Cases. In March 2003, an additional lawsuit based on many of the same allegations asserted in the ERISA cases was filed against Medco Health (and other major pharmacy benefit managers) in California state court. The theory of liability in this action is based on the California law prohibiting unfair business practices. In addition, in April 2003, one of Medco Health’s clients filed an action in federal court in Missouri, alleging, among other things, that Medco Health breached fiduciary duties under ERISA, violated a New Jersey consumer protection law, improperly induced the client into contracting with Medco Health, and breached the resulting agreement. Medco Health and the Company believe that these cases are completely without merit, Medco Health is not a “fiduciary” within the meaning of ERISA, and neither the Company nor Medco Health has violated ERISA, the California unfair business practices law, or the New Jersey consumer protection law. Medco Health and the Company intend to vigorously defend against the remaining claims.

On April 16, 2003, Medco Health received a letter from the Office of the Maine Attorney General seeking information concerning the pharmacy benefit management practices of Medco Health. This letter was written on behalf of Maine and 21 other states, and we have been advised that it is in connection with a review of the pharmaceutical industry and pharmacy benefit management practices. Medco Health is cooperating with the states to provide them with more information about Medco Health’s business practices. We cannot predict the outcome of this request for information, but, if it leads to an action by one or more states, an adverse result in any such action or actions could have a material adverse effect on Medco Health’s business practices, financial condition or profitability.

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

The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors described in the Company’s filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K (if any). In Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed on March 21, 2003, the Company discusses in more detail various important factors that could cause actual results to differ from expected or historic results. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.

Part II - Other Information

Item 1. Legal Proceedings

Information with respect to certain legal proceedings regarding alleging ERISA violations and other matters is incorporated by reference from Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part I of this report.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Number	Description	Method of Filing

3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (September 1, 2000)	Incorporated by reference to Form 10-Q Quarterly Report for the period ended September 30, 2000

3.2	By-Laws of Merck & Co., Inc. (as amended effective February 25, 1997)	Incorporated by reference to Form 10-Q Quarterly Report for the period ended March 31, 1997

12	Computation of Ratios of Earnings to Fixed Charges	Filed with this document

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this document

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this document

(b)	Reports on Form 8-K

          During the three-month period ending March 31, 2003, the Company filed or furnished:

          (1)  two Current Reports on Form 8-K under Item 5 — Other Events:

(i)	Report dated January 9, 2003 and filed January 10, 2003, regarding the Registrant’s plans to launch a tender offer to purchase the remaining 49 percent of the common shares of Banyu Pharmaceutical Co., Ltd. that it does not already own;

(ii)	Report dated February 10, 2003 and filed February 13, 2003, regarding an underwriting agreement entered into between the Registrant and J.P. Morgan Securities Inc.

          (2)  one Current Report on Form 8-K under Item 9 — Regulation FD Disclosure:

(i)	Report dated and furnished January 28, 2003, regarding earnings for fourth quarter 2002 and certain supplemental information.

          (3)  one Form 8-K/A Amendment No. 1 to Current Report on Form 8-K dated January 28, 2003 and furnished January 31, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCK & CO., INC.

Date: May 14, 2003	/s/ Kenneth C. Frazier KENNETH C. FRAZIER
Senior Vice President and General Counsel

Date: May 14, 2003	/s/ Richard C. Henriques RICHARD C. HENRIQUES
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

Date:	May 14, 2003

By:	/s/ Raymond V. Gilmartin Raymond V. Gilmartin
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

Date:	May 14, 2003

By:	/s/ Judy C. Lewent Judy C. Lewent
Executive Vice President & Chief Financial Officer
President, Human Health Asia