Form 10-Q
period 2003-06-30
MERCK & CO INC
filed 2003-08-13
CIK 64978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from	to

Commission File No. 1-3305

MERCK & CO., INC.
P. O. Box 100
One Merck Drive
Whitehouse Station, N.J. 08889-0100
(908) 423-1000

Incorporated in New Jersey	I.R.S. Employer Identification
No. 22-1109110

The number of shares of common stock outstanding as of the close of business on July 31, 2003:

Class	Number of Shares Outstanding
Common Stock	2,238,834,508

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

Yes ☒            No ☐

Part I — Financial Information
Item 1. Financial Statements
INTERIM CONSOLIDATED STATEMENT OF INCOME
CONSOLIDATED BALANCE SHEET
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4. Controls and Procedures
Part II — Other Information
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Report on Form 8-K
Signatures
2003 INCENTIVE STOCK PLAN
COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER

Part I — Financial Information

Item 1. Financial Statements

MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF INCOME
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(Unaudited, $ in millions except per share amounts)

	Three Months		Six Months
	Ended June 30		Ended June 30

	2003	2002	2003	2002

Sales	$13,281.2	$12,809.7	$26,669.7	$24,979.0

Costs, Expenses and Other
Materials and production	8,436.9	8,292.6	16,887.4	16,273.4
Marketing and administrative	1,747.1	1,477.8	3,448.5	2,942.5
Research and development	786.4	631.2	1,506.7	1,161.4
Acquired research	—	—	90.4	—
Equity income from affiliates	(187.4)	(190.2)	(284.7)	(362.0)
Other (income) expense, net	(98.6)	97.3	(39.3)	141.2

	10,684.4	10,308.7	21,609.0	20,156.5

Income Before Taxes	2,596.8	2,501.0	5,060.7	4,822.5
Taxes on Income	729.8	750.3	1,483.3	1,446.8

Net Income	$1,867.0	$1,750.7	$3,577.4	$3,375.7

Basic Earnings per Common Share	$.83	$.77	$1.60	$1.49
Earnings per Common Share Assuming Dilution	$.83	$.77	$1.58	$1.47
Dividends Declared per Common Share	$.36	$.35	$.72	$.70

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2003 AND DECEMBER 31, 2002
(Unaudited, $ in millions)

June 30	December 31
2003	2002

ASSETS
Current Assets
Cash and cash equivalents	$1,664.7	$2,243.0
Short-term investments	4,050.8	2,728.2
Accounts receivable	5,901.6	5,423.4
Inventories	3,630.4	3,411.8
Prepaid expenses and taxes	1,055.5	1,027.5

Total current assets	16,303.0	14,833.9

Investments	7,250.2	7,255.1
Property, Plant and Equipment, at cost, net of allowance for depreciation of $7,251.4 in 2003 and $6,788.0 in 2002	14,569.3	14,195.6
Goodwill	4,344.0	4,127.0
Other Intangibles, net	3,284.1	3,114.0
Other Assets	4,257.5	4,035.6

$50,008.1	$47,561.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loans payable and current portion of long-term debt	$4,769.6	$3,669.8
Trade accounts payable	2,169.6	2,413.3
Accrued and other current liabilities	3,306.4	3,365.6
Income taxes payable	2,697.5	2,118.1
Dividends payable	806.3	808.4

Total current liabilities	13,749.4	12,375.2

Long-Term Debt	5,393.6	4,879.0

Deferred Income Taxes and Noncurrent Liabilities	7,216.3	7,178.2

Minority Interests	4,041.6	4,928.3

Stockholders’ Equity
Common stock
Authorized	— 5,400,000,000 shares
Issued	— 2,976,230,393 shares — June 30, 2003
— 2,976,198,757 shares — December 31, 2002	29.8	29.8
Other paid-in capital	6,931.5	6,943.7
Retained earnings	37,398.0	35,434.9
Accumulated other comprehensive loss	(171.4)	(98.8)

44,187.9	42,309.6
Less treasury stock, at cost
735,820,341 shares — June 30, 2003
731,215,507 shares — December 31, 2002	24,580.7	24,109.1

Total stockholders’ equity	19,607.2	18,200.5

$50,008.1	$47,561.2

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(Unaudited, $ in millions)

	Six Months
	Ended June 30

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,577.4	$3,375.7
Adjustments to reconcile net income to cash provided from operations:
Acquired research	90.4	—
Depreciation and amortization	805.9	727.2
Deferred income taxes	209.8	227.5
Other	(253.5)	(175.1)
Net changes in assets and liabilities	(906.7)	(512.8)

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,523.3	3,642.5

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(973.4)	(1,116.6)
Purchase of securities, subsidiaries and other investments	(27,879.1)	(14,419.8)
Proceeds from sale of securities, subsidiaries and other investments	26,665.3	12,930.7
Banyu acquisition	(1,389.5)	—
Other	(4.1)	2.3

NET CASH USED BY INVESTING ACTIVITIES	(3,580.8)	(2,603.4)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings	469.8	(1,672.9)
Proceeds from issuance of debt	1,263.4	2,500.9
Payments on debt	(146.3)	(1.7)
Purchase of treasury stock	(772.5)	(1,324.0)
Dividends paid to stockholders	(1,616.4)	(1,590.7)
Other	180.2	154.4

NET CASH USED BY FINANCING ACTIVITIES	(621.8)	(1,934.0)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	101.0	69.8

NET DECREASE IN CASH AND CASH EQUIVALENTS	(578.3)	(825.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,243.0	2,144.0

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,664.7	$1,318.9

The accompanying notes are an integral part of this consolidated financial statement.

Notes to Consolidated Financial Statements

1.	The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K.

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

The effect on net income and earnings per common share if the Company had applied the fair value method for recognizing employee stock-based compensation is as follows:

	($ in millions)

	Three Months		Six Months
	Ended June 30		Ended June 30

	2003	2002	2003	2002

Net income, as reported	$1,867.0	$1,750.7	$3,577.4	$3,375.7
Compensation expense, net of tax:
Reported	1.9	(1.8)	2.6	(1.7)
FAS 123	(125.4)	(126.8)	(243.2)	(228.2)

Pro forma net income	$1,743.5	$1,622.1	$3,336.8	$3,145.8

Earnings per common share:
Basic – as reported	$.83	$.77	$1.60	$1.49
Basic – pro forma	$.78	$.72	$1.49	$1.39
Assuming dilution – as reported	$.83	$.77	$1.58	$1.47
Assuming dilution – pro forma	$.77	$.71	$1.48	$1.37

3.	In January 2003, the Company, through its wholly owned subsidiary, MSD (Japan) Co., Ltd., launched a tender offer to acquire the remaining 49% of the common shares of Banyu Pharmaceutical Co., Ltd. (Banyu) that it did not already own. In March 2003, the Company received tenders for 116.5 million shares, bringing its ownership to 95% of outstanding Banyu common stock, for an aggregate purchase price approximating $1.4 billion. The acquisition allows the Company to further enhance its position in the Japanese market, which is the world’s second largest pharmaceutical market.

The Company’s acquisition of the Banyu shares was accounted for under the purchase method and, accordingly, 95% of Banyu’s results of operations have been included with the Company’s since March 12, 2003. Pro forma information is not provided as the impact of the transaction does not have a material effect on the Company’s results of operations. The purchase price was allocated based upon the fair values of the portion of assets and liabilities acquired. The allocation of the purchase price resulted in the reversal of $908.5 million of minority interest liability and recognition of $303.3 million in other intangibles, $213.3 million in goodwill, $139.7 million in deferred income tax liabilities and $30.7 million in other net assets, principally property, plant and equipment. Other intangibles included $275.4 million of in-line product rights having a 10-year weighted average useful life and $27.9 million representing a 20-year life tradename. In connection with the transaction, the Company also recorded a $90.4 million charge for acquired research associated with products in development for which, at the acquisition date, technological feasibility had not been established and no alternative future use existed. Approximately $57.9 million of the total acquired research charge related to Merck products that Banyu is developing for sale in the Japanese market, the most significant of which is ‘Vioxx’. For any of these products, Merck can choose not to exclusively license the rights to Banyu and, in that event, generally would reimburse Banyu for its associated research and development expenditures. Accordingly, these products were valued using a cost approach, adjusted to reflect the probability of regulatory approval. The remaining portion of the acquired research charge represents Banyu-developed product candidates. The fair value of each product was determined based upon the present value of projected future cash flows utilizing an income approach reflecting the appropriate risk-adjusted discount rate based on the applicable product’s stage of completion and its probability of technical and marketing success.

Notes to Consolidated Financial Statements (continued)

4.	Inventories consisted of:

	($ in millions)

	June 30	December 31
	2003	2002

Finished goods	$1,313.3	$1,262.3
Raw materials and work in process	2,211.1	2,073.8
Supplies	106.0	75.7

Total (approximates current cost)	3,630.4	3,411.8
Reduction to LIFO cost	—	—

	$3,630.4	$3,411.8

5.	Aggregate amortization expense for the three months ended June 30, 2003 and 2002 totaled $71.4 million and $62.0 million, respectively. Aggregate amortization expense for the six months ended June 30, 2003 and 2002 totaled $137.2 million and $124.4 million, respectively. Amortization expense is recorded in Materials and production expense and Other (income) expense, net. The estimated aggregate amortization expense for each of the next five years is as follows: 2003, $277.5 million; 2004, $278.3 million; 2005, $249.1 million; 2006, $228.4 million; and 2007, $225.4 million. Other intangibles consisted of:

	($ in millions)

	June 30	December 31
	2003	2002

Customer relationships – Medco Health	$3,172.2	$3,172.2
Patents and product rights	1,630.7	1,355.2
Other	153.3	121.5

Total acquired cost	$4,956.2	$4,648.9

Customer relationships – Medco Health	$804.5	$757.3
Patents and product rights	776.9	694.4
Other	90.7	83.2

Total accumulated amortization	$1,672.1	$1,534.9

6.	The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including product liability, intellectual property and commercial litigation, as well as additional matters such as antitrust actions.

Merck

As previously reported, the Company, including Medco Health Solutions, Inc. (Medco Health), is party to a number of antitrust suits, certain of which have been certified as class actions, instituted by most of the nation’s retail pharmacies and consumers in several states, alleging conspiracies in restraint of trade and challenging the pricing and/or purchasing practices of the Company and Medco Health, respectively. A significant number of other pharmaceutical companies and wholesalers have also been sued in the same or similar litigation. In 1996, the Company and several other defendants finalized an agreement to settle the federal class action alleging conspiracy, which represents the single largest group of retail pharmacy claims. Since that time, the Company has entered into other settlements on satisfactory terms. The Company has not engaged in any conspiracy and no admission of wrongdoing was made nor was included in any settlement agreements. While it is not feasible to predict the final outcome of the remaining proceedings, in the opinion of the Company, such proceedings should not ultimately result in any liability which would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

As previously reported, a number of lawsuits, involving individual claims as well as putative class actions, have been filed against the Company with respect to ‘Vioxx’. Certain of the lawsuits include allegations regarding gastrointestinal bleeding, cardiovascular events, and kidney damage. The lawsuits have been filed in federal courts as well as in a number of state courts. The actions filed in the state courts of California and New Jersey have been transferred to a single judge in each state for coordinated proceedings. The Company believes that these lawsuits are completely without merit and will vigorously defend against them.

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

Notes to Consolidated Financial Statements (continued)

As previously reported, the Company is a party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund. The Company is also remediating environmental contamination resulting from past industrial activity at certain of its sites and takes an active role in identifying and providing for these costs. In management’s opinion, the liabilities for all environmental matters which are probable and reasonably estimable have been accrued and totaled $173.3 million at June 30, 2003. These liabilities are undiscounted, do not consider potential recoveries from insurers or other parties and will be paid out over the periods of remediation for the applicable sites, which are expected to occur primarily over the next 15 years. Although it is not possible to predict with certainty the outcome of these matters, or the ultimate costs of remediation, management does not believe that any reasonably possible expenditures that may be incurred in excess of the liabilities accrued should exceed $100.0 million in the aggregate. Management also does not believe that these expenditures should result in a material adverse effect on the Company’s financial position, results of operations, liquidity or capital resources for any year.

On July 31, 2003, a shareholder derivative complaint in federal court in the District of New Jersey, which was originally filed in May 2003, was amended to add Arthur Andersen LLP as a defendant and to add certain new allegations. The lawsuit is based on previously-disclosed allegations relating to the Company’s revenue recognition practices for retail co-payments and further alleges that certain individual defendants breached their fiduciary duty by failing to prevent the conduct at issue in the previously-disclosed Gruer cases, the antitrust claims pending in the Northern District of Illinois, and the qui tam actions in which the U.S. Attorney’s office for the Eastern District of Pennsylvania has filed notice to intervene against Medco Health. The complaint seeks monetary damages from those Merck directors who are defendants in the lawsuit in an unspecified amount as well as injunctive and other relief.

Medco Health

In connection with the proposed class action settlement in the previously-disclosed Gruer cases, the settling parties have amended the settlement agreement to reflect changes discussed at hearings held on April 30 and June 3, 2003, including a revised definition of the settlement class. The amendments do not change the amount of cash compensation or the provisions relating to the business practices that Medco Health agreed to continue or modify under the original agreement. On June 12, 2003, the settling parties filed the amended settlement agreement and supporting documents with the court, and requested that the court grant preliminary approval to the settlement. At the June 3 hearing, counsel for an additional Medco Health client appeared in order to seek clarification regarding the scope of the settlement and its rights thereunder.

On July 31, 2003, the court granted preliminary approval to the settlement. The class member plans will have the opportunity to participate in or opt out of the settlement. The court has scheduled a hearing to occur on December 11, 2003, for the purpose of determining, among other things, whether the settlement should be finally approved. The settlement becomes final only if and when the court grants final approval and all appeals have been exhausted. As previously disclosed, one of the initial plaintiffs in the Gruer Cases and plaintiffs that have filed additional ERISA lawsuits against the Company and Medco Health are expected to oppose the settlement.

In May 2003, the defendant pharmacy benefit managers requested that the court dismiss the previously-disclosed March 2003 lawsuit filed against Medco Health (and other major PBMs) under the California unfair business practices law. In addition, in June 2003, the Judicial Panel on Multidistrict Litigation issued an order conditionally transferring the April 2003 action filed by a Medco Health client to the U.S. District Court for the Southern District of New York to be consolidated with the ERISA cases pending against Medco Health in that court. The Medco Health client is opposing the transfer.

As previously disclosed, on June 23, 2003, the U.S. Attorney’s office for the Eastern District of Pennsylvania filed a notice of intervention against Medco Health with respect to two qui tam, or whistleblower, complaints filed in February 2000 under the federal False Claims Act and similar state laws in the U.S. District Court for the Eastern District of Pennsylvania. The government’s notice of intervention is limited to claims relating to the False Claims Act arising out of Medco Health’s contract with the Blue Cross and Blue Shield Association, or BCBSA, to provide home delivery prescription drug benefits to federal employees, retirees and their families. In a related news release, the U.S. Attorney’s office for the Eastern District of Pennsylvania stated that according to the qui tam complaints, Medco Health allegedly canceled home delivery prescriptions that could not be filled or mailed in time, underfilled prescriptions, changed prescriptions based upon misleading or false information, made false statements to the BCBSA, induced physicians to engage in inappropriate therapeutic interchanges, favored Merck drugs, failed to comply with applicable state laws regulating procedures intended to prevent harmful drug interactions, fabricated records of calls by pharmacists to physicians, and did not call physicians as required by law when a prescription was ambiguous. The government’s notice of intervention states that the government will file its own complaint by September 30, 2003. The government’s complaint may assert additional allegations or claims under other statutes or common law. Medco Health intends to vigorously defend against all claims alleged in the complaints described above.

Notes to Consolidated Financial Statements (continued)

7.	Net sales consisted of:

	($ in millions)

	Three Months		Six Months
	Ended June 30		Ended June 30

	2003	2002	2003	2002

Atherosclerosis	$1,261.8	$1,226.0	$2,528.3	$2,430.0
Anti-inflammatory/analgesics	832.6	814.2	1,383.1	1,429.2
Hypertension/heart failure	796.5	936.6	1,654.1	1,756.0
Osteoporosis	535.2	585.3	1,347.6	1,098.4
Respiratory	427.4	225.6	901.0	645.8
Vaccines/biologicals	236.5	320.4	477.9	477.3
Anti-bacterial/anti-fungal	242.8	196.8	473.5	359.9
Urology	174.4	113.9	313.1	229.8
Ophthalmologicals	172.9	164.8	322.4	296.9
Human immunodeficiency virus (HIV)	81.9	81.6	165.8	149.1
Other	784.1	524.3	1,696.3	1,180.9
Medco Health	7,735.1	7,620.2	15,406.6	14,925.7

	$13,281.2	$12,809.7	$26,669.7	$24,979.0

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

8.	Other (income) expense, net, consisted of:

	($ in millions)

	Three Months		Six Months
	Ended June 30		Ended June 30

	2003	2002	2003	2002

Interest income	$(82.6)	$(105.5)	$(170.9)	$(203.9)
Interest expense	94.6	97.5	189.9	192.8
Exchange (gains)/losses	(16.3)	5.3	(23.4)	2.6
Minority interests	40.6	59.9	92.4	110.6
Amortization of other intangibles	60.5	51.0	115.3	102.4
Other, net	(195.4)	(10.9)	(242.6)	(63.3)

	$(98.6)	$97.3	$(39.3)	$141.2

Minority interests include third parties’ share of exchange gains and losses arising from translation of the financial statements into U.S. dollars.

The change in Other, net for the three and six months ended June 30, 2003 reflects second quarter realized gains on the Company’s investment portfolios reflecting the favorable interest rate environment.

Interest paid for the six-month periods ended June 30, 2003 and 2002 was $175.8 million and $177.7 million, respectively.

9.	The weighted average common shares used in the computations of basic earnings per common share and earnings per common share assuming dilution (shares in millions) are as follows:

	Three Months		Six Months
	Ended June 30		Ended June 30

	2003	2002	2003	2002

Average common shares outstanding	2,241.4	2,262.7	2,242.8	2,266.8
Common shares issuable(1)	19.7	20.1	18.8	21.8

Average common shares outstanding assuming dilution	2,261.1	2,282.8	2,261.6	2,288.6

(1) Issuable primarily under stock option plans.

Notes to Consolidated Financial Statements (continued)

10.	Comprehensive income for the three months ended June 30, 2003 and 2002, representing all changes in stockholders’ equity during the period other than changes resulting from the Company’s stock, was $1,804.6 million and $1,852.8 million, respectively. Comprehensive income for the six months ended June 30, 2003 and 2002 was $3,504.8 million and $3,412.3 million, respectively.

11.	The Company’s operations are principally managed on a products and services basis and are comprised of two reportable segments: Merck Pharmaceutical, which includes products marketed either directly or through joint ventures, and Medco Health. In anticipation of the establishment of Medco Health as a separate publicly traded company, the Company changed its internal management reporting and, accordingly, the segment information reported within this note, to reflect Medco Health on a stand-alone basis. Prior year amounts have been restated to conform to the current year presentation.

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

	($ in millions)

	Three Months		Six Months
	Ended June 30		Ended June 30

	2003	2002	2003	2002

Segment revenues:
Merck Pharmaceutical	$5,200.4	$4,733.0	$10,432.0	$9,341.1
Medco Health	8,404.5	8,363.5	16,738.6	16,379.6
All Other	289.4	377.7	574.6	589.5

	$13,894.3	$13,474.2	$27,745.2	$26,310.2

Segment profits:
Merck Pharmaceutical	$3,271.1	$2,969.5	$6,553.0	$5,938.6
Medco Health	180.0	179.5	354.6	282.2
All Other	277.3	350.8	530.6	529.0

	$3,728.4	$3,499.8	$7,438.2	$6,749.8

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

A reconciliation of total segment profits to consolidated income before taxes is as follows:

	($ in millions)

	Three Months		Six Months
	Ended June 30		Ended June 30

	2003	2002	2003	2002

Segment profits	$3,728.4	$3,499.8	$7,438.2	$6,749.8
Other profits	10.9	57.2	50.3	84.7
Adjustments	104.9	138.6	323.2	248.9
Unallocated:
Interest income	82.6	105.5	170.9	203.9
Interest expense	(94.6)	(97.5)	(189.9)	(192.8)
Equity income (loss) from affiliates	32.3	75.0	32.0	145.2
Depreciation and amortization	(317.6)	(283.3)	(623.2)	(568.9)
Acquired research	—	—	(90.4)	—
Research and development	(786.4)	(631.2)	(1,506.7)	(1,161.4)
Other expenses, net	(163.7)	(363.1)	(543.7)	(686.9)

	$2,596.8	$2,501.0	$5,060.7	$4,822.5

Notes to Consolidated Financial Statements (continued)

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

During the second quarter, Merck announced that its Board of Directors had approved the 100 percent spin-off of Medco Health Solutions, Inc., Merck’s wholly owned subsidiary, through a pro rata distribution of 100 percent of Medco Health common stock to Merck stockholders. In May, Medco Health submitted a Form 10 Registration Statement for the spin-off with the Securities and Exchange Commission (the Commission). On August 7, 2003 the Form 10 Registration Statement was declared effective by the Commission. The Commission also declared effective Medco Health’s Form S-1 Registration Statement relating to Medco Health’s $500 million notes offering. Merck has received a ruling from the Internal Revenue Service that concludes that the distribution by Merck of Medco Health stock to its U.S. stockholders will be tax-free for federal income tax purposes.

On August 5, 2003, Merck announced that it declared a special dividend of all the outstanding shares of common stock of Medco Health. The special dividend, which will distribute to Merck shareholders 0.1206 shares of Medco Health common stock for every one share of Merck common stock held, is expected to be payable on August 19, 2003 to Merck shareholders of record as of August 12, 2003. The declaration and payment of the dividend is contingent upon Medco Health’s registration statements on Form 10 and Form S-1 being declared effective by the Commission and Medco Health’s payment to Merck of cash dividends in an aggregate amount of $2 billion. As described in the Form 10, Medco Health will pay the dividends primarily from the net proceeds of its proposed $500 million notes offering, borrowings under its credit facility and advances under its accounts receivable financing facility. On August 12, 2003 Medco Health completed an underwritten public offering of $500 million aggregate principal amount of senior notes due 2013 at a price to the public of 99.195 percent of par value. The senior notes will bear interest at a rate of 7.25 percent per annum and will mature on August 15, 2013.

On August 13, 2003, Merck and Medco Health announced that all material conditions for completion of the spin-off have been satisfied.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Results

Earnings per share for the second quarter of 2003 were $0.83, an 8% increase over the same period in 2002. Consolidated net income was $1,867.0 million, compared to $1,750.7 million in the second quarter of last year. Consolidated sales grew 4% for the quarter to $13.3 billion.

For the first six months of 2003, earnings per share were $1.58, compared to $1.47 in the first six months of 2002. Net income was $3,577.4 million, compared to $3,375.7 million for the first six months of 2002. Sales grew 7% for the period to $26.7 billion.

Sales of ‘Zocor’, ‘Fosamax’, ‘Cozaar’ and ‘Hyzaar’*, ‘Singulair’ and ‘Vioxx’ collectively increased 7% for the second quarter of 2003, compared to the second quarter of 2002, and drove Merck’s pharmaceutical sales performance, representing 64% of total pharmaceutical sales. Overall, Merck’s pharmaceutical sales increased 7% and 12% for the second quarter and first six months, respectively. The pharmaceutical sales performance includes a 5 point favorable effect from foreign exchange for the second quarter and first six months. Sales outside the United States accounted for 39% of the Company’s first six months of 2003 pharmaceutical sales, compared to 37% of pharmaceutical sales in 2002.

The Company’s gross margin was 36.5% in the 2003 second quarter compared to 35.3% in the 2002 second quarter and 36.7% compared to 34.9% for the respective six-month periods. Gross margin increases in 2003 reflect the growth in the higher-margin core pharmaceuticals business relative to the growth of Medco Health as well as the effects from product mix. For 2003, Merck continues to expect that manufacturing productivity will offset inflation on product cost in the core pharmaceuticals business.

Marketing and Administrative expenses increased 18% and 17% compared to the second quarter and first six months of 2002, respectively. The increase for the second quarter and first six months reflects the impact of additional sales representatives hired in 2002 and launch costs in support of new product introductions and indications. Consolidated marketing and administrative expense for 2003 is estimated to grow at a low double-digit percentage rate over the full-year 2002 expense.

Research and development expenses increased 25% and 30% during the second quarter and first six months, respectively, reflecting the Company’s ongoing support of clinical trials and new research collaborations begun since mid-2002. Research and development expense is anticipated to increase at a mid- to high-teens percentage growth rate over the full-year 2002 level.

Also contributing to Merck’s results during the second quarter was Other Income of $99 million, primarily driven by realized gains on the Company’s investment portfolios reflecting the favorable interest rate environment.

Results for the second quarter and six months of 2003 reflect a 28.1% and 29.3% effective tax rate, respectively, the latter of which includes the impact of the nondeductibility of the charge for acquired research in connection with the Banyu acquisition in the first quarter. The consolidated 2003 tax rate is estimated to be 29.0% to 30.0%.

In anticipation of possible price increases, certain U.S. wholesalers place some noncancellable orders at prices that remain in effect until Merck ships the product. In the aggregate, these types of wholesaler purchases in prior periods led to an unfavorable impact on pharmaceutical sales of an estimated $405 million for this quarter. Estimated wholesaler inventory levels remain within a range customary for Merck products, in the aggregate.

‘Zocor’, Merck’s statin for modifying cholesterol, achieved worldwide sales of $1.2 billion in the second quarter, a 3% increase from the comparable prior-year period. Sales were affected by patent expirations in several markets outside the United States during the first half of 2003. Mail-order-adjusted prescription levels in the United States for ‘Zocor’ increased by approximately 1 percent for the quarter. In the aggregate, estimated wholesaler buy-out for ‘Zocor’ for the quarter had an unfavorable impact of $145 million. Estimated wholesaler inventory levels for ‘Zocor’ remained within a range customary for Merck products. Worldwide sales of ‘Zocor’ in 2003 are expected to approximate $5.4 to $5.7 billion.

*	‘Cozaar’ and ‘Hyzaar’ are registered trademarks of E.I. du Pont de Nemours and Company, Wilmington, DE, USA.

During the quarter, Merck received revised labeling including data from the landmark Heart Protection Study (HPS) with ‘Zocor’ 40 mg. The Merck sales organization has begun presenting these new data to physicians across the country. ‘Zocor’ 40 mg is the first and only cholesterol-lowering medication proven to reduce the risk of heart attacks and stroke in people with heart disease or diabetes, regardless of cholesterol level. Results of a sub-group analysis of the HPS published in the June 12 issue of The Lancet showed that treatment with ‘Zocor’ 40 mg lowered the incidence of heart attacks and stroke for people with diabetes, regardless of cholesterol or glucose levels.

‘Fosamax’, the leading product worldwide for the treatment of postmenopausal, male and glucocorticoid-induced osteoporosis, had sales of $535 million during the second quarter, 9% lower than the second quarter of 2002. Mail-order-adjusted prescription levels in the United States for ‘Fosamax’ increased by approximately 12 percent for the quarter. In the aggregate, estimated wholesaler buy-out for ‘Fosamax’ for the quarter had an unfavorable impact of $170 million. Estimated wholesaler inventory levels for ‘Fosamax’ remained within a range customary for Merck products. Worldwide sales of ‘Fosamax’ in 2003 are expected to approximate $2.7 to $2.9 billion.

Results from two head-to-head studies demonstrated the superiority of ‘Fosamax’ versus Evista (raloxifene) for the treatment of postmenopausal osteoporosis, with ‘Fosamax’ 70 mg Once Weekly providing significantly greater increases in bone mineral density at the spine and hip.

Sales for ‘Cozaar’ and ‘Hyzaar’ worldwide were $543 million in the second quarter, an increase of 3% over the 2002 comparable period. Mail-order-adjusted prescription levels in the United States for ‘Cozaar’ and ‘Hyzaar’ increased by approximately 8 percent for the quarter. In the aggregate, estimated wholesaler buy-out for ‘Cozaar’ and ‘Hyzaar’ had an unfavorable impact for the quarter of $100 million. Estimated wholesaler inventory levels for ‘Cozaar’ and ‘Hyzaar’ remained within a range customary for Merck products. Worldwide sales of ‘Cozaar’ and ‘Hyzaar’ in 2003 are expected to approximate $2.5 to $2.7 billion.

‘Cozaar’ and ‘Hyzaar’ are the most prescribed angiotensin II antagonists (AIIAs) worldwide for the treatment of hypertension. Two separate sets of hypertension guidelines, the European Society of Hypertension — European Society of Cardiology Guidelines, and the Seventh Report of the Joint National Committee on Prevention, Detection and Treatment of High Blood Pressure, recently were issued in Europe and the United States, respectively. Both support the use of AIIAs for the treatment of certain groups of patients, based in part on the landmark Losartan Intervention for Endpoint Reduction in Hypertension (LIFE) and Reduction of Endpoints in Non-Insulin Dependent Diabetes Mellitus with the Angiotensin II Antagonist Losartan (RENAAL) studies with ‘Cozaar’.

In the RENAAL study of patients with hypertension, type II diabetes and nephropathy, ‘Cozaar’ significantly delayed the doubling of serum creatinine (a marker of kidney disease) and significantly delayed progression to end-stage renal disease (ESRD), a condition requiring dialysis or renal transplantation for survival, but had no effect on overall mortality. ‘Cozaar’ is the only medicine that has demonstrated a significant reduction in the risk of ESRD in patients with type II diabetes, nephropathy and hypertension. In the LIFE study, treatment with a regimen based on ‘Cozaar’ reduced the risk of stroke by 25 percent in patients with hypertension and left ventricular hypertrophy (LVH) versus treatment with a regimen based on the beta-blocker atenolol. In the study, black patients with hypertension and LVH had a lower risk of stroke on atenolol than on ‘Cozaar’. To date, 26 countries have approved new indications for ‘Cozaar’ based on the LIFE study.

Worldwide sales of ‘Singulair’, the leading prescribed asthma controller among allergists and pediatricians, grew 89% to $427 million in the second quarter. Sales were aided by the U.S. launch of a new indication for ‘Singulair’ for the relief of symptoms of seasonal allergic rhinitis (also known as hay fever) in adults and children as young as 2. Mail-order-adjusted prescription levels in the United States for ‘Singulair’ increased by approximately 34 percent for the quarter. In the aggregate, estimated wholesaler buy-out for ‘Singulair’ for the quarter had an unfavorable impact of $125 million. Estimated wholesaler inventory levels for ‘Singulair’ remained within a range customary for Merck products. Worldwide sales of ‘Singulair’ in 2003 are expected to approximate $2.0 to $2.3 billion.

‘Singulair’ represents a novel way to treat seasonal allergies because it blocks leukotrienes instead of histamine and may offer relief to many of the more than 50 million people in the United States who suffer from some form of allergic rhinitis. Twenty-two countries outside the United States have also approved the new indication.

Worldwide sales of Merck’s first once-a-day coxib, ‘Vioxx’, were $801 million during the second quarter, representing a 1% increase compared to the 2002 same period. In the United States, ‘Vioxx’ is the most widely prescribed and frequently preferred coxib on managed care formularies. ‘Vioxx’ is also the leading coxib outside the United States. Mail-order-adjusted prescription levels in the United States for ‘Vioxx’ decreased by approximately 7 percent for the quarter. In June, the Company increased the price of ‘Vioxx’ in the United States. In the aggregate, estimated wholesaler buy-in for ‘Vioxx’ had a favorable impact of $160 million for the quarter. This is expected to have an unfavorable impact on wholesaler purchases for ‘Vioxx’ in the remaining quarters of 2003. Estimated wholesaler inventory levels for ‘Vioxx’ remained within a range customary for Merck products. In 2003, worldwide sales of coxibs, ‘Vioxx’ and ‘Arcoxia’, which is discussed below, are expected to approximate $2.5 to $2.7 billion.

Data presented at the 55th Annual Scientific Meeting of the American Academy of Neurology in April profiled research results for ‘Vioxx’ in the treatment of acute migraine headaches. ‘Vioxx’ 25 mg once daily and 50 mg once daily relieved acute migraine pain within two hours and reduced certain symptoms associated with migraine headaches of moderate to severe intensity. ‘Vioxx’ was well tolerated compared to placebo in this 557-patient study.

‘Arcoxia’, Merck’s newest once-a-day coxib, became available in several more countries during the second quarter of 2003. To date, ‘Arcoxia’ has been launched in 31 countries in Europe, the Middle East, Latin America and the Asia-Pacific region. Merck plans to re-file an expanded New Drug Application for ‘Arcoxia’ with the U.S. Food and Drug Administration in the second half of 2003. In June, new studies presented at the annual congress of the European League Against Rheumatism showed that ‘Arcoxia’ provided sustained pain relief in patients with osteoarthritis and rheumatoid arthritis. Treatment effects were maintained for the duration of each study — more than three years in the osteoarthritis study and one year in the rheumatoid arthritis studies.

Second quarter sales also included the effect of supply sales to AstraZeneca LP (AZLP), most notably for ‘Nexium’ and ‘Prilosec’. In 2003, Merck anticipates a growth rate in excess of 20% in total supply sales to AZLP.

Worldwide sales of ‘Zetia’, the cholesterol absorption inhibitor developed and marketed by Merck/Schering-Plough Pharmaceuticals, reached $123 million in the second quarter, compared to $46 million during the first quarter of 2003. More than 2 million prescriptions have been written since ‘Zetia’ became available in the United States in mid-November 2002, according to IMS Health. ‘Zetia’ is reimbursed in almost 90 percent of managed care programs in the United States. It works to lower cholesterol in a unique way by inhibiting cholesterol absorption in the intestine. ‘Zetia’ is often combined with statins, which work by inhibiting cholesterol synthesis in the liver.

Following the successful completion of the European Union Mutual Recognition Procedure, ‘Ezetrol’ (the brand name for ‘Zetia’ outside of the United States) was launched during the quarter in the United Kingdom, the third European country to launch the product.

Worldwide sales of other Merck-promoted medicines and vaccines during the second quarter were $1.2 billion. These products treat or prevent a broad range of conditions. One such product, ‘Emend’, a new drug used with other anti-emetic agents for the prevention of highly emetogenic chemotherapy-induced nausea and vomiting, became available in U.S. pharmacies on April 14. Presentations at the 39th Annual Meeting of the American Society of Clinical Oncology demonstrated that treatment with a regimen containing ‘Emend’ reduced the impact of chemotherapy-induced nausea and vomiting on patients’ daily functioning.

Merck has put the Phase I clinical trials for its lead HIV integrase inhibitor compound on hold. Merck is also continuing its research in the field of integrase inhibitors through the ongoing study of other integrase inhibitors. The timing for the development of these other molecules is not certain.

During the second quarter, Merck announced that its Board of Directors had approved the 100 percent spin-off of Medco Health Solutions, Inc., Merck’s wholly owned subsidiary, through a pro rata distribution of 100 percent of Medco Health common stock to Merck stockholders. In May, Medco Health submitted a Form 10 Registration Statement for the spin-off with the Securities and Exchange Commission (the Commission). On August 7, 2003 the Form 10 Registration Statement was declared effective by the Commission. The Commission also declared effective Medco Health’s Form S-1 Registration Statement relating to Medco Health’s $500 million notes offering. Merck has received a ruling from the Internal Revenue Service that concludes that the distribution by Merck of Medco Health stock to its U.S. stockholders will be tax-free for federal income tax purposes.

On August 5, 2003, Merck announced that it declared a special dividend of all the outstanding shares of common stock of Medco Health. The special dividend, which will distribute to Merck shareholders 0.1206 shares of Medco Health common stock for every one share of Merck common stock held, is expected to be payable on August 19, 2003 to Merck shareholders of record as of August 12, 2003. The declaration and payment of the dividend is contingent upon Medco Health’s registration statements on Form 10 and Form S-1 being declared effective by the Commission and Medco Health’s payment to Merck of cash dividends in an aggregate amount of $2 billion. As described in the Form 10, Medco Health will pay the dividends primarily from the net proceeds of its proposed $500 million notes offering, borrowings under its credit facility and advances under its accounts receivable financing facility. On August 12, 2003 Medco Health completed an underwritten public offering of $500 million aggregate principal amount of senior notes due 2013 at a price to the public of 99.195 percent of par value. The senior notes will bear interest at a rate of 7.25 percent per annum and will mature on August 15, 2013.

On August 13, 2003, Merck and Medco Health announced that all material conditions for completion of the spin-off have been satisfied.

Merck anticipates full-year 2003 consolidated earnings per share (EPS) of $3.40 to $3.47. For the third quarter, the Company expects a growth rate generally consistent with growth in the first half of 2003. The full-year guidance reflects the Company’s continued expectation for double-digit EPS growth in the core pharmaceuticals business on a stand-alone basis and includes a full year of net income from Medco Health Solutions, Inc.

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

For the period prior to the separation, Merck will continue its practice, begun in 2002, of providing additional disclosure detailing the results of both its core pharmaceuticals business and its Medco Health business on a stand-alone basis. The Merck core pharmaceuticals business stand-alone operating results reflect what the Company would expect to report as continuing operations for the quarters and six-month periods ended June 30, 2003 and 2002 subsequent to the separation date. The Medco Health stand-alone operating results reflect the historical results Medco Health would expect to report in its separate financial statements for the quarters and six-month periods ended June 30, 2003 and 2002. The Merck core pharmaceuticals business stand-alone operating results and the Medco Health stand-alone operating results may not be indicative of the consolidated operating results of either Merck or Medco Health in the future, or what they would have been had Medco Health been a separate company during the periods presented.

After the separation has occurred, Medco Health’s historical results up through the separation date will be presented in the Company’s consolidated financial statements as Discontinued Operations, and Merck will adjust its 2003 consolidated earnings expectations to reflect the separation, as appropriate.

Merck & Co., Inc.
Core Pharmaceuticals Business
Stand-alone Basis
(in Millions Except Earnings per Common Share)

	Quarter Ended June 30			Six Months Ended June 30

			%			%
	2003	2002	Change	2003	2002	Change

Sales	$5,525.4	$5,159.6	7%	$11,096.8	$9,962.0	11%
Costs, Expenses and Other
Materials and production	988.5	942.1	5	2,035.3	1,806.3	13
Marketing and administrative	1,589.9	1,362.9	17	3,137.2	2,706.2	16
Research and development	786.4	631.2	25	1,506.7	1,161.5	30
Acquired research	—	—	—	90.4	—	*
Equity income from affiliates	(187.4)	(190.2)	-1	(284.7)	(362.0)	-21
Other (income) expense, net	(121.8)	61.8	*	(74.0)	85.2	*

Income Before Taxes	2,469.8	2,351.8	5	4,685.9	4,564.8	3
Taxes on Income	685.3	696.1		1,356.5	1,351.2

Net Income	$1,784.5	$1,655.7	8	$3,329.4	$3,213.6	4

Average Shares Outstanding
Assuming Dilution	2,261.1	2,282.8		2,261.6	2,288.6
Earnings Per Common Share
Assuming Dilution	$0.79	$0.73	8	$1.47	$1.40	5

Medco Health Solutions, Inc.
Stand-alone Basis
(in Millions)

	Quarter Ended			Six Months Ended

	June 28,	June 29,	%	June 28,	June 29,	%
	2003	2002	Change	2003	2002	Change

Sales	$8,404.5	$8,363.4	—	$16,738.6	$16,379.5	2%
Costs, Expenses and Other
Materials and production	8,033.6	8,024.7	—	16,018.3	15,782.5	1
Marketing and administrative	167.7	128.6	30%	330.7	263.8	25
Other (income) expense, net	23.2	30.6	24	35.0	51.0	31

Income Before Taxes	180.0	179.5	—	354.6	282.2	26
Taxes on Income	74.8	74.9		147.4	118.0

Net Income	$105.2	$104.6	1	$207.2	$164.2	26

*	>100%

Sales in Merck’s core pharmaceuticals business on a stand-alone basis reached $5.5 billion in the second quarter, a 7% increase over the second quarter of 2002, with sales growing 11% to $11.1 billion for the first six months of 2003. The gross margin was 82.1% compared to 81.7% for the same period last year. Gross margin for the six-month period was 81.7% and 81.9% for 2003 and 2002, respectively. The increase in the quarter gross margin was primarily attributable to the effect of changes in the product mix. Net income growth of 8% for the quarter and 4% for the six-month period over 2002 reflects solid sales growth offset in part by increased investment in marketing-related and research and development spending.

Medco Health’s sales on a stand-alone basis were $8.4 billion in the second quarter, equivalent to sales in the second quarter of 2002. Medco Health’s net income during the same period increased 1% to $105.2 million. Net income was higher in the quarter despite a volume decline due in part to increased generic drug utilization. Generic drug usage increased to 43 percent of total prescriptions dispensed in the second quarter of 2003 from 39 percent in the second quarter of 2002. For the first six months of 2003, Medco Health’s net income increased 26%.

Medco Health’s home delivery service, which is the largest in the pharmacy benefit management (PBM) industry, dispensed 19 million prescriptions in the second quarter. Home delivery prescriptions represented 15 percent of the 131 million total prescriptions processed during the quarter. In addition, Medco Health experienced a 24 percent increase over the second quarter of 2002 in the number of prescriptions processed through its member Web site at www.medcohealth.com.

Medco Health’s gross margin for the second quarter and first six months was 4.4% and 4.3%, respectively, compared to 4.0% and 3.6% for the same periods of last year. The increase in margin reflects an increase in generic utilization and the favorable impact of contract renewals with several manufacturers.

Included in Sales and Materials and production are retail co-payments of approximately $1,666.4 million and $1,640.0 million for the three months ended June 30, 2003 and 2002, respectively. For the first six months, retail co-payments were $3,343.8 million and $3,280.0 million for 2003 and 2002, respectively. The retail co-payments are recorded as revenue because under Medco Health’s contracts with its clients and affiliated retail pharmacies, Medco Health is principally responsible for managing the entire drug transaction, including the co-payment. It is also important to note that for each co-payment included in Medco Health’s Sales, there is a corresponding offset in Materials and production, so Net income is not affected by this accounting.

Medco Health’s net income on a stand-alone basis is estimated to grow 20% to 25% for full-year 2003, driven by improvements in margin for the full-year 2003 over 2002. Medco Health expects to benefit from the increased use of generics and from continued efficiencies from previous investments in technology.

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

Merck & Co., Inc.
2003 Reconciliation from Core Pharmaceuticals to Consolidated Results
(In Millions Except Earnings per Common Share)

	Quarter Ended June 30, 2003

	Merck Core
	Pharmaceuticals	Medco Health		Merck
	Stand-alone	Stand-alone		Consolidated
	Basis	Basis	Adjustments	Results

Sales	$5,525.4	$8,404.5	$(648.7)	$13,281.2
Costs, Expenses and Other
Materials & Production	988.5	8,033.6	(585.2)	8,436.9
Marketing & Administrative	1,589.9	167.7	(10.5)	1,747.1
Research & Development	786.4	—	—	786.4
Equity Income	(187.4)	—	—	(187.4)
Other (Income)/Expense, net	(121.8)	23.2	—	(98.6)

Income before Taxes	2,469.8	180.0	(53.0)	2,596.8
Taxes on Income	685.3	74.8	(30.3)	729.8

Net Income	$1,784.5	$105.2	$(22.7)	$1,867.0

Average Shares Outstanding
Assuming Dilution	2,261.1			2,261.1
Earnings Per Common Share
Assuming Dilution	$0.79	$0.05 *	($0.01)	$0.83
Gross Margin %	82.1%	4.4%		36.5%
Net Income Margin %	32.3%	1.3%		14.1%

*This is not indicative of the earnings per share that will be reported by Medco Health after the separation as the average shares outstanding for Medco Health on a stand-alone basis will be different from Merck’s average shares outstanding.

Merck & Co., Inc.
2003 Reconciliation from Core Pharmaceuticals to Consolidated Results
(In Millions Except Earnings per Common Share)

	Six Months Ended June 30, 2003

	Merck Core
	Pharmaceuticals	Medco Health		Merck
	Stand-alone	Stand-alone		Consolidated
	Basis	Basis	Adjustments	Results

Sales	$11,096.8	$16,738.6	$(1,165.7)	$26,669.7
Costs, Expenses and Other
Materials & Production	2,035.3	16,018.3	(1,166.2)	16,887.4
Marketing & Administrative	3,137.2	330.7	(19.4)	3,448.5
Research & Development	1,506.7	—	—	1,506.7
Acquired Research	90.4	—	—	90.4
Equity Income	(284.7)	—	—	(284.7)
Other (Income)/Expense, net	(74.0)	35.0	(0.3)	(39.3)

Income before Taxes	4,685.9	354.6	20.2	5,060.7
Taxes on Income	1,356.5	147.4	(20.6)	1,483.3

Net Income	$3,329.4	$207.2	$40.8	$3,577.4

Average Shares Outstanding
Assuming Dilution	2,261.6			2,261.6
Earnings Per Common Share
Assuming Dilution	$1.47	$0.09 *	$0.02	$1.58
Gross Margin %	81.7%	4.3%		36.7%
Net Income Margin %	30.0%	1.2%		13.4%

*This is not indicative of the earnings per share that will be reported by Medco Health after the separation as the average shares outstanding for Medco Health on a stand-alone basis will be different from Merck’s average shares outstanding.

Merck & Co., Inc.
2002 Reconciliation from Core Pharmaceuticals to Consolidated Results
(In Millions Except Earnings per Common Share)

	Quarter Ended June 30, 2002

	Merck Core
	Pharmaceuticals	Medco Health		Merck
	Stand-alone	Stand-alone		Consolidated
	Basis	Basis	Adjustments	Results

Sales	$5,159.6	$8,363.4	$(713.3)	$12,809.7
Costs, Expenses and Other
Materials & Production	942.1	8,024.7	(674.2)	8,292.6
Marketing & Administrative	1,362.9	128.6	(13.7)	1,477.8
Research & Development	631.2	—	—	631.2
Equity Income	(190.2)	—	—	(190.2)
Other (Income)/Expense, net	61.8	30.6	4.9	97.3

Income before Taxes	2,351.8	179.5	(30.3)	2,501.0
Taxes on Income	696.1	74.9	(20.7)	750.3

Net Income	$1,655.7	$104.6	$(9.6)	$1,750.7

Average Shares Outstanding
Assuming Dilution	2,282.8			2,282.8
Earnings Per Common Share
Assuming Dilution	$0.73	$0.04 *	—	$0.77
Gross Margin %	81.7%	4.0%		35.3%
Net Income Margin %	32.1%	1.3%		13.7%

*This is not indicative of the earnings per share that will be reported by Medco Health after the separation as the average shares outstanding for Medco Health on a stand-alone basis will be different from Merck’s average shares outstanding.

Merck & Co., Inc.
2002 Reconciliation from Core Pharmaceuticals to Consolidated Results
(In Millions Except Earnings per Common Share)

	Six Months Ended June 30, 2002

	Merck Core
	Pharmaceuticals	Medco Health		Merck
	Stand-alone	Stand-alone		Consolidated
	Basis	Basis	Adjustments	Results

Sales	$9,962.0	$16,379.5	$(1,362.5)	$24,979.0
Costs, Expenses and Other
Materials & Production	1,806.3	15,782.5	(1,315.4)	16,273.4
Marketing & Administrative	2,706.2	263.8	(27.5)	2,942.5
Research & Development	1,161.5	—	(.1)	1,161.4
Equity Income	(362.0)	—	—	(362.0)
Other (Income)/Expense, net	85.2	51.0	5.0	141.2

Income before Taxes	4,564.8	282.2	(24.5)	4,822.5
Taxes on Income	1,351.2	118.0	(22.4)	1,446.8

Net Income	$3,213.6	$164.2	$(2.1)	$3,375.7

Average Shares Outstanding
Assuming Dilution	2,288.6			2,288.6
Earnings Per Common Share
Assuming Dilution	$1.40	$0.07 *	—	$1.47
Gross Margin %	81.9%	3.6%		34.9%
Net Income Margin %	32.3%	1.0%		13.5%

*This is not indicative of the earnings per share that will be reported by Medco Health after the separation as the average shares outstanding for Medco Health on a stand-alone basis will be different from Merck’s average shares outstanding.

Merck & Co., Inc.
2002 Reconciliation from Core Pharmaceuticals to Consolidated Results
(In Millions Except Earnings per Common Share)

	Twelve Months Ended December 31, 2002

	Merck Core
	Pharmaceuticals	Medco Health		Merck
	Stand-alone	Stand-alone		Consolidated
	Basis	Basis	Adjustments	Results

Sales	$21,445.8	$32,958.5	$(2,614.0)	$51,790.3
Costs, Expenses and Other
Materials & Production	3,907.1	31,657.7	(2,511.2)	33,053.6
Marketing & Administrative	5,652.2	587.7	(53.1)	6,186.8
Research & Development	2,677.2	—	—	2,677.2
Equity Income	(644.7)	—	—	(644.7)
Other (Income)/Expense, net	202.3	92.8	8.7	303.8

Income before Taxes	9,651.7	620.3	(58.4)	10,213.6
Taxes on Income	2,856.9	258.7	(51.5)	3,064.1

Net Income	$6,794.8	$361.6	$(6.9)	$7,149.5

Average Shares Outstanding
Assuming Dilution	2,277.0			2,277.0
Earnings Per Common Share
Assuming Dilution	$2.98	$0.16 *	—	$3.14
Gross Margin %	81.8%	3.9%		36.2%
Net Income Margin %	31.7%	1.1%		13.8%

*This is not indicative of the earnings per share that will be reported by Medco Health after the separation as the average shares outstanding for Medco Health on a stand-alone basis will be different from Merck’s average shares outstanding.

Liquidity and Capital Resources

($ in millions)	June 30, 2003	December 31, 2002

Cash, cash equivalents and short-term investments	$5,715.5	$4,971.2
Working capital	$2,553.6	$2,458.7
Total debt to total liabilities and equity	20.3%	18.0%

Cash provided by operations continues to be the Company’s primary source of funds to finance operating needs and capital expenditures. Net cash provided by operating activities totaled $3.5 billion and $3.6 billion for the six months ended June 30, 2003 and 2002, respectively. Income taxes paid totaled $908.0 million and $1.1 billion for the six months ended June 30, 2003 and 2002, respectively.

Capital expenditures for the six months totaled $973.4 million and $1.1 billion in 2003 and 2002, respectively. Capital expenditures for the full year 2003 are expected to approximate $2.3 billion.

In March 2003, the Company funded the acquisition of 116.5 million common shares of Banyu at an aggregate purchase price of approximately $1.4 billion with cash on hand.

During the first six months of 2003, total debt increased by approximately $1.6 billion. The proceeds from these borrowings were used to fund capital expenditures, treasury stock repurchases and other corporate initiatives.

Through June 30, 2003, the Company purchased 144.6 million treasury shares at an aggregate cost of $9.2 billion and has $10.8 billion remaining under the current buyback authorizations. Treasury stock purchases totaled $772.5 million during the first six months of 2003 compared with $1.3 billion for the same period in 2002.

Dividends paid to stockholders totaled $1.6 billion for the first six months of 2003 and 2002. In May and July 2003, the Board of Directors declared quarterly dividends of 36 and 37 cents per share on the Company’s common stock for the third and fourth quarters of 2003, respectively. The Company’s total dividends paid during 2003 will be $1.45 per share, a three percent increase over the amount paid during the same period in 2002.

Legal Proceedings

Merck

As previously disclosed, the Company was joined in ongoing litigation alleging manipulation by pharmaceutical manufacturers of Average Wholesale Prices (“AWP”), which are sometimes used in calculations that determine public and private sector reimbursement levels. In 2002, the Judicial Panel on Multi-District Litigation ordered the transfer and consolidation of all pending federal AWP cases to federal court in Boston, Massachusetts. Plaintiffs filed a consolidated class action complaint which aggregated the claims previously filed in various federal district court actions and also expanded the number of manufacturers to include some which, like the Company, had not been defendants in any prior pending case. In May 2003, the court granted the Company’s motion to dismiss the consolidated class action and dismissed Merck from the class action case. Subsequent to Merck’s dismissal, the plaintiffs filed an amended consolidated class action complaint, which did not name Merck as a defendant. The Company and thirty other pharmaceutical manufacturers remain defendants in a similar complaint in federal court in New York, New York by the County of Suffolk. The Company believes this lawsuit is completely without merit and will vigorously defend against it.

As previously disclosed, a number of lawsuits, involving individual claims as well as putative class actions, have been filed against the Company with respect to ‘Vioxx’. Certain of the lawsuits include allegations regarding gastrointestinal bleeding, cardiovascular events, and kidney damage. The lawsuits have been filed in federal courts as well as in a number of state courts. The actions filed in the state courts of California and New Jersey have been transferred to a single judge in each state for coordinated proceedings. The Company believes that these lawsuits are completely without merit and will vigorously defend against them.

A generic pharmaceutical manufacturer has recently submitted an ANDA to the FDA seeking to market in the United States a generic form of ‘Vioxx’ prior to the expiration of the Company’s patents concerning ‘Vioxx’. The Company has recently filed suit in the federal District Court in Delaware in response to the generic company’s allegation that the Company’s rofecoxib (‘Vioxx’) patents were invalid or would not be infringed.

On July 31, 2003, a shareholder derivative complaint in federal court in the District of New Jersey, which was originally filed in May 2003, was amended to add Arthur Andersen LLP as a defendant and to add certain new allegations. The lawsuit is based on previously-disclosed allegations relating to the Company’s revenue recognition practices for retail co-payments and further alleges that certain individual defendants breached their fiduciary duty by failing to prevent the conduct at issue in the Gruer cases, the antitrust claims pending in the Northern District of Illinois, and the qui tam actions in which the U.S. Attorney’s office for the Eastern District of Pennsylvania has filed notice to intervene against Medco Health. The complaint seeks monetary damages from those Merck directors who are defendants in the lawsuit in an unspecified amount as well as injunctive and other relief.

As previously disclosed, the Company has been advised by the U.S. Department of Justice that it is investigating marketing and selling activities of the Company and other pharmaceutical manufacturers. In connection with the investigation, the government has recently served a subpoena on the Company for the production of documents related to Company marketing and sales activities. The subpoena seeks substantially the same information as the government has previously sought. The Company will be working with the government to respond appropriately to this subpoena and other informational requests.

Medco Health

In connection with the proposed class action settlement in the previously-disclosed Gruer Cases, the settling parties have amended the settlement agreement to reflect changes discussed at hearings held on April 30 and June 3, 2003, including a revised definition of the settlement class. The amendments do not change the amount of cash compensation or the provisions relating to the business practices that Medco Health agreed to continue or modify under the original agreement. On June 12, 2003, the settling parties filed the amended settlement agreement and supporting documents with the court, and requested that the court grant preliminary approval to the settlement. At the June 3 hearing, counsel for an additional Medco Health client appeared in order to seek clarification regarding the scope of the settlement and its rights thereunder.

On July 31, 2003, the court granted preliminary approval to the settlement. The class member plans will have the opportunity to participate in or opt out of the settlement. The court has scheduled a hearing to occur on December 11, 2003, for the purpose of determining, among other things, whether the settlement should be finally approved. The settlement becomes final only if and when the court grants final approval and all appeals have been exhausted. As previously disclosed, one of the initial plaintiffs in the Gruer Cases and plaintiffs that have filed additional ERISA lawsuits against the Company and Medco Health are expected to oppose the settlement.

In May 2003, the defendant pharmacy benefit managers requested that the court dismiss the previously-disclosed March 2003 lawsuit filed against Medco Health (and other major PBMs) under the California unfair business practices law. In addition, in June 2003, the Judicial Panel on Multidistrict Litigation issued an order conditionally transferring the April 2003 action filed by a Medco Health client to the U.S. District Court for the Southern District of New York to be consolidated with the ERISA cases pending against Medco Health in that court. The Medco Health client is opposing the transfer.

As previously disclosed, on June 23, 2003, the U.S. Attorney’s office for the Eastern District of Pennsylvania filed a notice of intervention against Medco Health with respect to two qui tam, or whistleblower, complaints filed in February 2000 under the federal False Claims Act and similar state laws in the U.S. District Court for the Eastern District of Pennsylvania. The government’s notice of intervention is limited to claims relating to the False Claims Act arising out of Medco Health’s contract with the Blue Cross and Blue Shield Association, or BCBSA, to provide home delivery prescription drug benefits to federal employees, retirees and their families. In a related news release, the U.S. Attorney’s office for the Eastern District of Pennsylvania stated that according to the qui tam complaints, Medco Health allegedly canceled home delivery prescriptions that could not be filled or mailed in time, underfilled prescriptions, changed prescriptions based upon misleading or false information, made false statements to the BCBSA, induced physicians to engage in inappropriate therapeutic interchanges, favored Merck drugs, failed to comply with applicable state laws regulating procedures intended to prevent harmful drug interactions, fabricated records of calls by pharmacists to physicians, and did not call physicians as required by law when a prescription was ambiguous. The government’s notice of intervention states that the government will file its own complaint by September 30, 2003. The government’s complaint may assert additional allegations or claims under other statutes or common law. Medco Health intends to vigorously defend against all claims alleged in the complaints described above.

Item 4. Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal control over financial reporting, for the period covered by this report, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II — Other Information

Item 1. Legal Proceedings

Information with respect to certain legal proceedings is incorporated by reference from Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part 1 of this report.

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Annual Meeting of Stockholders held on April 22, 2003, and received the votes set forth below:

1.	All of the following persons nominated were elected to serve as directors and received the number of votes set opposite their respective names:

	For	Withheld

Lawrence A. Bossidy	1,199,754,657	473,274,904
Johnnetta B. Cole, Ph.D.	1,208,103,159	464,926,402
William B. Harrison, Jr.	1,264,129,041	408,900,520
William N. Kelley, M.D.	1,208,715,821	464,313,740
Heidi G. Miller, Ph.D.	1,255,616,803	417,412,758

2.	A proposal to ratify the appointment of independent public accountants received 1,763,301,272 votes FOR and 41,305,045 votes AGAINST, with 28,923,440 abstentions.

3.	A proposal to adopt the 2003 Incentive Stock Plan received 1,455,299,011 votes FOR and 334,344,617 votes AGAINST, with 43,886,129 abstentions.

4.	A stockholder proposal concerning annual election of directors received 917,412,173 votes FOR and 424,873,017 votes AGAINST, with 37,257,535 abstentions and 453,987,032 broker non-votes.

5.	A stockholder proposal concerning director nominees received 62,623,726 votes FOR and 1,265,645,740 votes AGAINST, with 51,318,227 abstentions and 453,942,064 broker non-votes.

6.	A stockholder proposal concerning extension of prescription drug patents received 79,930,225 votes FOR and 1,174,537,450 votes AGAINST, with 125,128,466 abstentions and 453,933,616 broker non-votes.

7.	A stockholder proposal concerning ethical and social performance of the Company received 62,473,391 votes FOR and 1,199,368,157 votes AGAINST, with 117,752,365 abstentions and 453,935,844 broker non-votes.

Item 6. Exhibits and Report on Form 8-K

(a)	Exhibits

Number	Description

3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (September 1, 2000) — incorporated by reference to Form 10-Q Quarterly Report for the period ended September 30, 2000

3.2	By-Laws of Merck & Co., Inc. (as amended effective February 25, 1997) — incorporated by reference to Form 10-Q Quarterly Report for the period ended March 31, 1997

10	2003 Incentive Stock Plan (Effective May 1, 2003)

12	Computation of Ratios of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

(b)	Reports on Form 8-K

During the three-month period ending June 30, 2003, the Company:

(1)	furnished one Current Report on Form 8-K pursuant to Item 12 – Results of Operations and Financial Condition, and presented under Item 9 – Regulation FD Disclosure: Report dated April 21, 2003 and furnished April 21, 2003, regarding earnings for first quarter 2003 and certain supplemental information; and

(2)	filed one Current Report on Form 8-K under Item 5 – Other Events: Report dated May 28, 2003 and filed May 29, 2003, regarding the Registrant’s wholly owned pharmacy benefits management subsidiary, Medco Health Solutions, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCK & CO., INC.

Date: August 13, 2003	/s/ Kenneth C. Frazier KENNETH C. FRAZIER Senior Vice President and General Counsel

Date: August 13, 2003	/s/ Richard C. Henriques RICHARD C. HENRIQUES Vice President, Controller