Form 10-Q
period 2003-09-30
MERCK & CO INC
filed 2003-11-14
CIK 64978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _______ to _______

Commission File No. 1-3305

MERCK & CO., INC.

P. O. Box 100
One Merck Drive
Whitehouse Station, N.J. 08889-0100
(908) 423-1000

Incorporated in New Jersey	I.R.S. Employer Identification No. 22-1109110

The number of shares of common stock outstanding as of the close of business on October 31, 2003:

Class	Number of Shares Outstanding

Common Stock	2,224,997,335

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

Part I - Financial Information
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4. Controls and Procedure
Part II - Other Information
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
Signatures
EXHIBIT INDEX
MERCK & CO. DEFERRAL PROGRAM
2001 INCENTIVE STOCK PLAN
PLAN FOR DEFERRED PAYMENT OF DIRECTORS
COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
CERTIFICATION OF CEO
CERTIFICATION OF CFO
SECTION 1350 CERTIFICATION OF CEO
SECTION 1350 CERTIFICATION OF CFO

Part I - Financial Information

Item 1. Financial Statements

MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF INCOME
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Unaudited, $ in millions except per share amounts)

	Three Months		Nine Months
	Ended September 30		Ended September 30

	2003	2002	2003	2002

Sales	$5,762.0	$5,426.1	$16,858.8	$15,388.1

Costs, Expenses and Other
Materials and production	1,051.7	973.2	3,087.0	2,779.5
Marketing and administrative	1,463.6	1,407.6	4,600.8	4,113.8
Research and development	776.5	676.9	2,283.2	1,838.4
Acquired research	—	—	90.4	—
Equity income from affiliates	(183.4)	(188.7)	(468.2)	(550.7)
Other (income) expense, net	48.8	46.8	(25.1)	132.0

	3,157.2	2,915.8	9,568.1	8,313.0

Income from Continuing Operations Before Taxes	2,604.8	2,510.3	7,290.7	7,075.1
Taxes on Income	739.8	743.0	2,096.3	2,094.2

Income from Continuing Operations	1,865.0	1,767.3	5,194.4	4,980.9
Income (Loss) from Discontinued Operations, net of taxes	(6.7)	116.7	241.3	278.8

Net Income	$1,858.3	$1,884.0	$5,435.7	$5,259.7

Basic Earnings per Common Share
Continuing Operations	$.83	$.79	$2.32	$2.20
Discontinued Operations	(0.0)	.05	.11	.12

Net Income	$.83	$.84	$2.43	$2.33	*

Earnings per Common Share Assuming Dilution
Continuing Operations	$.83	$.78	$2.30	$2.18
Discontinued Operations	(0.0)	.05	.11	.12

Net Income	$.82 *	$.83	$2.41	$2.31	*

Dividends Declared per Common Share	$.37	$.36	$1.09	$1.06

*Amount does not add as a result of rounding.

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
(Unaudited, $ in millions)

	September 30	December 31
	2003	2002

ASSETS
Current Assets
Cash and cash equivalents	$2,173.8	$2,243.0
Short-term investments	4,118.9	2,728.2
Accounts receivable	4,561.8	5,423.4
Inventories	2,441.4	2,964.3
Prepaid expenses and taxes	725.3	1,027.5

Total current assets	14,021.2	14,386.4

Investments	7,919.4	7,255.1
Property, Plant and Equipment, at cost, net of allowance for depreciation of $6,981.0 in 2003 and $6,788.0 in 2002	13,924.9	14,195.6
Goodwill	1,034.7	4,127.0
Other Intangibles, net	869.7	3,114.0
Other Assets	4,819.1	4,483.1

	$42,589.0	$47,561.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loans payable and current portion of long-term debt	$4,273.6	$3,669.8
Trade accounts payable	728.8	2,413.3
Accrued and other current liabilities	3,139.9	3,365.6
Income taxes payable	2,745.6	2,118.1
Dividends payable	827.7	808.4

Total current liabilities	11,715.6	12,375.2

Long-Term Debt	5,398.8	4,879.0

Deferred Income Taxes and Noncurrent Liabilities	6,092.4	7,178.2

Minority Interests	4,069.5	4,928.3

Stockholders’ Equity
Common stock
Authorized - 5,400,000,000 shares
Issued - 2,976,230,393 shares - September 30, 2003
- 2,976,198,757 shares - December 31, 2002	29.8	29.8
Other paid-in capital	6,943.6	6,943.7
Retained earnings	33,583.7	35,434.9
Accumulated other comprehensive loss	(145.4)	(98.8)

	40,411.7	42,309.6
Less treasury stock, at cost
744,336,493 shares - September 30, 2003
731,215,507 shares - December 31, 2002	25,099.0	24,109.1

Total stockholders’ equity	15,312.7	18,200.5

	$42,589.0	$47,561.2

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Unaudited, $ in millions)

	Nine Months
	Ended September 30

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net Income	$5,435.7	$5,259.7
Less: Income from discontinued operations, net of tax	(241.3)	(278.8)

Income from continuing operations	5,194.4	4,980.9
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Acquired research	90.4	—
Depreciation and amortization	993.6	923.6
Deferred income taxes	319.4	248.2
Other	(300.7)	(187.4)
Net changes in assets and liabilities	(698.7)	216.0

NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS	5,598.4	6,181.3

CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Capital expenditures	(1,374.1)	(1,472.7)
Purchase of securities, subsidiaries and other investments	(41,789.7)	(24,832.0)
Proceeds from sale of securities, subsidiaries and other investments	39,839.9	22,395.8
Banyu acquisition	(1,389.5)	—
Other	(3.4)	(3.1)

NET CASH USED BY INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(4,716.8)	(3,912.0)

CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Net change in short-term borrowings	516.1	(1,802.5)
Proceeds from issuance of debt	1,295.9	2,583.5
Payments on debt	(721.6)	(4.3)
Purchase of treasury stock	(1,389.0)	(1,834.2)
Dividends paid to stockholders	(2,423.4)	(2,382.1)
Other	222.9	113.9

NET CASH USED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	(2,499.1)	(3,325.7)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	112.4	49.0

DISCONTINUED OPERATIONS
Net cash provided by discontinued operations	248.0	360.0
Dividend received from Medco Health, net of intercompany settlements and cash transferred	1,187.9	—

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	1,435.9	360.0

NET DECREASE IN CASH AND CASH EQUIVALENTS	(69.2)	(647.4)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,243.0	2,144.0

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,173.8	$1,496.6

The accompanying notes are an integral part of this consolidated financial statement.

Notes to Consolidated Financial Statements

1.	The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K.

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

The effect on net income and earnings per common share if the Company had applied the fair value method for recognizing employee stock-based compensation is as follows:

		($ in millions)

	Three Months		Nine Months
	Ended September 30		Ended September 30

	2003	2002	2003	2002

Net income, as reported	$1,858.3	$1,884.0	$5,435.7	$5,259.7
Compensation expense, net of tax:
Reported	(1.4)	.8	1.2	(.9)
Fair value method	(199.3)	(129.2)	(442.5)	(357.4)

Pro forma net income	$1,657.6	$1,755.6	$4,994.4	$4,901.4

Earnings per common share:
Basic – as reported	$.83	$.84	$2.43	$2.33
Basic – pro forma	$.74	$.78	$2.23	$2.17
Assuming dilution – as reported	$.82	$.83	$2.41	$2.31
Assuming dilution – pro forma	$.74	$.77	$2.21	$2.15
Earnings per common share from continuing operations:
Assuming dilution – as reported	$.83	$.78	$2.30	$2.18
Assuming dilution – pro forma	$.78	$.73	$2.15	$2.05

In connection with the Medco Health Solutions, Inc. (“Medco Health”) spin-off, options granted to Medco Health employees prior to February 2002 and some options granted after February 2002 became fully vested in accordance with the original terms of the grants. As a result, pro forma compensation expense for the three and nine months ended September 30, 2003 reflects the accelerated vesting of these options. In addition, certain stock options granted to Medco Health employees in 2002 and 2003 were converted to Medco Health options with terms and amounts that maintained the option holders’ positions. Therefore, pro forma compensation expense for these options is only reflected through the date of the spin-off.

3.	During the second quarter 2003, Merck announced that its Board of Directors had approved the 100 percent spin-off of Medco Health, Merck’s wholly owned subsidiary. On August 5, 2003, Merck declared a special dividend of all the outstanding shares of common stock of Medco Health. The declaration and payment of the dividend was contingent upon Medco Health’s registration statements on Form 10 and Form S-1 being declared effective by the Securities and Exchange Commission and Medco Health’s payment to Merck of cash dividends in an aggregate amount of $2.0 billion.

On August 19, 2003, Merck completed the spin-off of Medco Health. The spin-off was effected by way of the pro rata dividend to Merck stockholders described above. Holders of Merck common stock at the close of business on August 12, 2003, received a dividend of .1206 shares of Medco Health common stock for every one share of Merck common stock held on that date. No fractional shares of Medco Health common stock were issued. Shareholders entitled to a fractional share of Medco Health common stock in the distribution received the cash value instead. Based on a letter ruling Merck received from the U.S. Internal Revenue Service, receipt of Medco Health shares in the distribution was tax-free for U.S. federal income tax purposes, but any cash received in lieu of fractional shares was taxable.

Notes to Consolidated Financial Statements (continued)

Prior to the spin-off, Merck received the $2.0 billion dividend from Medco Health and Merck paid $564.7 million in settlement of the net intercompany payable to Medco Health. In addition, at the date of the spin-off, $247.4 million of cash and cash equivalents were included in the net assets of Medco Health which were spun off.

Following the August 19 distribution, the Company’s prior period Consolidated Statements of Income and Cash Flows have been restated to present the results of Medco Health separately as discontinued operations. The December 31, 2002 Consolidated Balance Sheet has not been restated.

Summarized financial information for discontinued operations is as follows (dollars in millions):

	Three Months Ended		Nine Months Ended

	2003*	2002	2003*	2002

Total net revenues	$4,755.9	$7,466.8	$20,328.7	$22,483.8
Income (loss) before taxes	(5.2)	181.0	369.6	438.7
Taxes on income	1.5	64.3	128.3	159.9

*includes operations up through August 19, 2003 (date of spin-off)

The following is a summary of the assets and liabilities of discontinued operations which were spun off (dollars in millions):

August 19
2003

Cash & cash equivalents	$247.4
Other current assets	2,727.6
Net fixed assets	819.9
Goodwill	3,310.2
Other intangibles, net	2,351.9
Other assets	138.4

Total Assets	$9,595.4

Current liabilities	$2,193.9
Long-term debt	1,362.3
Deferred income taxes	1,195.0

Total Liabilities	$4,751.2

Net Assets Transferred	$4,844.2

4.	In January 2003, the Company, through its wholly owned subsidiary, MSD (Japan) Co., Ltd., launched a tender offer to acquire the remaining 49% of the common shares of Banyu Pharmaceutical Co., Ltd. (“Banyu”) that it did not already own. In March 2003, the Company received tenders for 116.5 million shares, bringing its ownership to 95% of outstanding Banyu common stock, for an aggregate purchase price approximating $1.4 billion. The acquisition allows the Company to further enhance its position in the Japanese market, which is the world’s second largest pharmaceutical market.

The Company’s acquisition of the Banyu shares was accounted for under the purchase method and, accordingly, 95% of Banyu’s results of operations have been included in the Company’s consolidated results of operations since March 12, 2003. Pro forma information is not provided as the impact of the transaction does not have a material effect on the Company’s results of operations. The purchase price was allocated based upon the fair values of the portion of assets and liabilities acquired. The allocation of the purchase price resulted in the reversal of $908.5 million of minority interest liability and recognition of $303.3 million in other intangibles, $213.3 million in goodwill, $139.7 million in deferred income tax liabilities and $30.7 million in other net assets, principally property, plant and equipment. Other intangibles included $275.4 million of in-line product rights having a 10-year weighted average useful life and $27.9 million representing a 20-year life tradename. In connection with the transaction, the Company also recorded a $90.4 million charge for acquired research associated with products in development for which, at the acquisition date, technological feasibility had not been established and no alternative future use existed. Approximately $57.9 million of the total acquired research charge related to Merck products that Banyu is developing for sale in the Japanese market, the most significant of which is ‘Vioxx’. For any of these products, Merck can choose not to exclusively license the rights to Banyu and, in that event, generally would reimburse Banyu for its associated research and development expenditures. Accordingly, these

Notes to Consolidated Financial Statements (continued)

products were valued using a cost approach, adjusted to reflect the probability of regulatory approval. The remaining portion of the acquired research charge represents Banyu-developed product candidates. The fair value of each product was determined based upon the present value of projected future cash flows utilizing an income approach reflecting the appropriate risk-adjusted discount rate based on the applicable product’s stage of completion and its probability of technical and marketing success.

In October 2003, the Company completed its tender offer for all remaining shares in Banyu, which brings Merck’s ownership to 99% of outstanding Banyu common stock. This offer was made for an aggregate purchase price approximating $143.0 million. The Company is currently considering the further steps necessary to achieve full ownership in the near future.

5.	Inventories consisted of:

	($ in millions)

	September 30	December 31
	2003	2002

Finished goods	$526.4	$1,262.3
Raw materials and work in process	1,813.4	1,626.3
Supplies	101.6	75.7

Total (approximates current cost)	2,441.4	2,964.3
Reduction to LIFO cost	—	—

	$2,441.4	$2,964.3

The reduction in finished goods is primarily attributable to the absence of the inventory held by Medco Health, which was spun off in August 2003.

6.	Aggregate amortization expense from continuing operations for the three months ended September 30, 2003 and 2002 totaled $47.1 million and $40.8 million, respectively. Aggregate amortization expense from continuing operations for the nine months ended September 30, 2003 and 2002 totaled $137.1 million and $122.7 million, respectively. Amortization expense is recorded in Materials and production expense and Other (income) expense, net. The estimated aggregate amortization expense for each of the next five years is as follows: 2003, $183.5 million; 2004, $184.3 million; 2005, $155.1 million; 2006, $134.4 million; and 2007, $131.4 million. Other intangibles consisted of:

	($ in millions)

	September 30	December 31
	2003	2002

Customer relationships – Medco Health	$—	$3,172.2
Patents and product rights	1,630.7	1,355.2
Other	153.7	121.5

Total acquired cost	$1,784.4	$4,648.9

Customer relationships – Medco Health	$—	$757.3
Patents and product rights	821.0	694.4
Other	93.7	83.2

Total accumulated amortization	$914.7	$1,534.9

7.	In August 2003, the Company entered into a ten-year $500.0 million notional amount pay-floating, receive-fixed interest rate swap contract designated as a hedge of the fair value changes in $500.0 million of ten-year fixed rate notes attributable to changes in the benchmark London Interbank Offered Rate (LIBOR) swap rate. The swap effectively converts fixed rate obligations to floating rate instruments. The fair value changes in the notes are fully offset in Interest expense by the fair value changes in the swap contract.

8.	The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including product liability, intellectual property and commercial litigation, as well as additional matters such as antitrust actions.

Notes to Consolidated Financial Statements (continued)

As previously reported, the Company is party to a number of antitrust suits, certain of which have been certified as class actions, instituted by most of the nation’s retail pharmacies and consumers in several states, alleging conspiracies in restraint of trade and challenging the pricing and/or purchasing practices of the Company. A significant number of other pharmaceutical companies and wholesalers have also been sued in the same or similar litigation. In 1996, the Company and several other defendants finalized an agreement to settle the federal class action alleging conspiracy, which represents the single largest group of retail pharmacy claims. Since that time, the Company has entered into other settlements on satisfactory terms. The Company has not engaged in any conspiracy and no admission of wrongdoing was made nor was included in any settlement agreements. While it is not feasible to predict the final outcome of the remaining proceedings, in the opinion of the Company, such proceedings should not ultimately result in any liability which would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

As previously reported, a number of lawsuits, involving individual claims as well as putative class actions, have been filed against the Company with respect to ‘Vioxx’. Certain of the lawsuits include allegations regarding gastrointestinal bleeding, cardiovascular events, and kidney damage. The lawsuits have been filed in federal courts as well as in a number of state courts. While cases in other jurisdictions are proceeding separately, the actions filed in the state courts of California and New Jersey have been transferred to a single judge in each state for coordinated proceedings. The Company anticipates that one or more of the lawsuits in various jurisdictions may go to trial in the first half of 2004. Litigation is inherently subject to uncertainties and no assurance can be given on the outcome of any given trial. However, the Company believes that these lawsuits are without merit, and will vigorously defend against them.

As previously disclosed, the Company is a party in claims brought under the Consumer Protection Act of 1987 in the United Kingdom which allege that certain children suffer from a variety of conditions as a result of being vaccinated with various bivalent vaccines for measles and rubella and/or trivalent vaccines for measles, mumps and rubella, including the Company’s M-M-R II. In connection with those claims, eight lead cases had been selected for a trial scheduled to commence in April 2004: two against the Company, and six against other pharmaceutical companies. The trial of the eight cases was initially to be limited to issues of causation and defect on the conditions of autistic spectrum disorders, with or without inflammatory bowel disease. In early September 2003, the Legal Services Commission announced its decision to withdraw public funding of the litigation brought by the claimants. This decision was confirmed on appeal by the Funding Review Committee on September 30, 2003. The April 2004 trial date has been vacated and the claims stayed pending the outcome of any application for judicial review of the funding withdrawal decision. The Company believes that the lawsuits are without merit and will vigorously defend against them.

As previously reported, the Company is a party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund. The Company is also remediating environmental contamination resulting from past industrial activity at certain of its sites and takes an active role in identifying and providing for these costs. In management’s opinion, the liabilities for all environmental matters which are probable and reasonably estimable have been accrued and totaled $166.2 million at September 30, 2003. These liabilities are undiscounted, do not consider potential recoveries from insurers or other parties and will be paid out over the periods of remediation for the applicable sites, which are expected to occur primarily over the next 15 years. Although it is not possible to predict with certainty the outcome of these matters, or the ultimate costs of remediation, management does not believe that any reasonably possible expenditures that may be incurred in excess of the liabilities accrued should exceed $100.0 million in the aggregate. Management also does not believe that these expenditures should result in a material adverse effect on the Company’s financial position, results of operations, liquidity or capital resources for any year.

As previously disclosed, on July 31, 2003, a shareholder derivative complaint in federal court in the District of New Jersey, which was originally filed in May 2003, was amended to add Arthur Andersen LLP as a defendant and to add certain new allegations. The lawsuit is based on previously-disclosed allegations relating to the Company’s revenue recognition practices for retail co-payments and further alleges that certain individual defendants breached their fiduciary duty by failing to prevent the conduct at issue in the previously-disclosed Gruer cases, the antitrust claims pending in the Northern District of Illinois, and the qui tam actions in which the U.S. Attorney’s office for the Eastern District of Pennsylvania has intervened against Medco Health. The complaint seeks monetary damages from those Merck directors who are defendants in the lawsuit in an unspecified amount as well as injunctive and other relief.

Notes to Consolidated Financial Statements (continued)

9.	Net sales consisted of:

	($ in millions)

	Three Months		Nine Months
	Ended September 30		Ended September 30

	2003	2002	2003	2002

Atherosclerosis	$1,421.1	$1,472.3	$3,852.0	$3,814.4
Hypertension/heart failure	848.2	819.7	2,488.9	2,565.7
Osteoporosis	686.7	451.7	2,026.3	1,552.4
Respiratory	615.6	342.3	1,502.2	982.5
Anti-inflammatory/analgesics	543.1	770.5	1,906.7	2,186.9
Vaccines/biologicals	311.3	287.5	789.2	764.7
Anti-bacterial/anti-fungal	280.9	211.9	754.3	571.2
Ophthalmologicals	166.2	154.3	485.7	452.6
Urology	126.3	154.0	437.7	383.5
Human immunodeficiency virus (HIV)	64.3	65.3	228.7	216.5
Other	698.3	696.6	2,387.1	1,897.7

	$5,762.0	$5,426.1	$16,858.8	$15,388.1

Sales by individual therapeutic class are presented net of rebates and discounts. Other primarily includes sales of other human pharmaceuticals, also net of rebates and discounts, and pharmaceutical and animal health supply sales to the Company’s joint ventures and AstraZeneca LP.

10.	Other (income) expense, net, consisted of:

	($ in millions)

	Three Months		Nine Months
	Ended September 30		Ended September 30

	2003	2002	2003	2002

Interest income	$(66.9)	$(106.5)	$(236.5)	$(307.8)
Interest expense	81.1	99.9	270.9	292.5
Exchange (gains)/losses	(1.7)	8.3	(25.1)	10.9
Minority interests	39.1	59.1	131.5	169.7
Amortization of other intangibles	36.1	29.9	104.3	89.8
Other, net	(38.9)	(43.9)	(270.2)	(123.1)

	$48.8	$46.8	$(25.1)	$132.0

Minority interests include third parties’ share of exchange gains and losses arising from translation of the financial statements into U.S. dollars.

The change in Other, net for the nine months ended September 30, 2003 reflects second quarter realized gains on the Company’s investment portfolios reflecting the favorable interest rate environment.

Interest paid from continuing operations for the nine-month periods ended September 30, 2003 and 2002 was $302.2 million and $332.0 million, respectively.

11.	The weighted average common shares used in the computations of basic earnings per common share and earnings per common share assuming dilution (shares in millions) are as follows:

	Three Months		Nine Months
	Ended September 30		Ended September 30

	2003	2002	2003	2002

Average common shares outstanding	2,237.0	2,249.9	2,240.7	2,261.1
Common shares issuable(1)	16.9	16.0	18.2	19.9

Average common shares outstanding assuming dilution	2,253.9	2,265.9	2,258.9	2,281.0

(1)	Issuable primarily under stock option plans.

12.	Comprehensive income for the three months ended September 30, 2003 and 2002, representing all changes in stockholders’ equity during the period other than changes resulting from the Company’s stock, was $1,884.3 million and $2,022.4 million, respectively. Comprehensive income for the nine months ended September 30, 2003 and 2002 was $5,389.1 million and $5,434.7 million, respectively.

Notes to Consolidated Financial Statements (continued)

13.	The Company’s operations are principally managed on a product basis. The Merck Pharmaceutical segment includes products marketed either directly or through joint ventures. These products consist of therapeutic and preventative agents, sold by prescription, for the treatment of human disorders. All Other includes non-reportable human and animal health segments.

As a result of the 100% spin-off of Medco Health, Merck’s financial results from continuing operations exclude the results of Medco Health, which are reported separately as income (loss) from discontinued operations net of taxes. Accordingly, the segment information included in this note reflects Merck’s financial results from continuing operations. In addition, product sales now reflect sales to Medco Health as third-party sales based upon the net selling price from Merck to Medco Health. Prior year amounts have been restated to conform to the current year presentation.

Revenues and profits for these segments are as follows:

	($ in millions)

	Three Months		Nine Months
	Ended September 30		Ended September 30

	2003	2002	2003	2002

Segment revenues:
Merck Pharmaceutical	$5,348.1	$5,027.4	$15,780.1	$14,278.2
All Other	369.2	344.0	943.7	933.5

	$5,717.3	$5,371.4	$16,723.8	$15,211.7

Segment profits:
Merck Pharmaceutical	$3,448.4	$3,221.3	$10,001.4	$9,144.1
All Other	379.9	337.5	910.4	866.4

	$3,828.3	$3,558.8	$10,911.8	$10,010.5

Segment profits are comprised of segment revenues less certain elements of materials and production costs and operating expenses, including components of equity income (loss) from affiliates and depreciation and amortization expenses. For internal management reporting presented to the chief operating decision maker, the Company does not allocate the vast majority of indirect production costs, research and development expenses and general and administrative expenses, all predominantly related to the Merck pharmaceutical segment, as well as the cost of financing these activities. Separate divisions maintain responsibility for monitoring and managing these costs, including depreciation related to fixed assets utilized by these divisions and, therefore, they are not included in segment profits.

A reconciliation of segment profits to total income from continuing operations before taxes is as follows:

	($ in millions)

	Three Months		Nine Months
	Ended September 30		Ended September 30

	2003	2002	2003	2002

Segment profits	$3,828.3	$3,558.8	$10,911.8	$10,010.5
Other profits	66.9	64.5	90.3	158.1
Adjustments	162.0	161.5	464.8	441.8
Unallocated:
Interest income	66.9	106.5	236.5	307.8
Interest expense	(81.1)	(99.9)	(270.9)	(292.5)
Equity income (loss) from affiliates	11.2	46.3	40.2	189.4
Depreciation and amortization	(277.8)	(290.4)	(854.8)	(859.2)
Acquired research	—	—	(90.4)	—
Research and development	(776.5)	(676.9)	(2,283.2)	(1,838.4)
Other expenses, net	(395.1)	(360.1)	(953.6)	(1,042.4)

	$2,604.8	$2,510.3	$7,290.7	$7,075.1

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Results

Earnings per share from continuing operations for the third quarter of 2003 were $0.83, a 6% increase over the same period in 2002. Continuing operations exclude the results from Medco Health Solutions, Inc. (“Medco Health”), which was spun off on August 19 as discussed below. Net income from continuing operations was $1,865.0 million, compared to $1,767.3 million in the third quarter of last year. Worldwide sales from continuing operations grew 6% for the quarter to $5.8 billion.

For the first nine months of 2003, earnings per share from continuing operations were $2.30, compared to $2.18 in the first nine months of 2002. Net income from continuing operations was $5,194.4 million, compared to $4,980.9 million for the first nine months of 2002. Sales from continuing operations grew 10% for the period to $16.9 billion.

Earnings per share including discontinued operations were $0.82 for the third quarter and $2.41 for the first nine months of 2003.

Sales of ‘Zocor’, ‘Fosamax’, ‘Cozaar’ and ‘Hyzaar’*, ‘Singulair’ and ‘Vioxx’ collectively increased 9% for the third quarter of 2003, compared to the third quarter of 2002, and drove Merck’s sales performance, with 67% of total sales. Total sales from continuing operations increased 6% and 10% for the third quarter and first nine months, respectively. Sales performance includes a two-point and a four-point favorable effect from foreign exchange for the third quarter and first nine months, respectively. Sales outside the United States accounted for 39% and 40% of the Company’s third quarter and first nine months of 2003 sales, respectively, compared to 39% and 38% of sales during the same periods in 2002.

The Company’s gross margin from continuing operations was 81.7% in the 2003 third quarter compared to 82.1% in the 2002 third quarter and 81.7% compared to 81.9% for the respective nine-month periods. For 2003, Merck continues to expect that manufacturing productivity will offset inflation on product cost.

Marketing and Administrative expenses increased 4% and 12% compared to the third quarter and first nine months of 2002, respectively. Marketing and administrative expense for 2003 is estimated to grow at a high single-digit percentage rate over the full-year 2002 expense.

Research and development expenses increased 15% and 24% during the third quarter and first nine months, respectively, reflecting the Company’s ongoing commitment to both basic and clinical research, as well as new research collaborations begun since mid-2002. Research and development expense is anticipated to increase at a mid- to high-teens percentage growth rate over the full-year 2002 level.

Results for the third quarter and nine months of 2003 reflect a 28.4% and 28.8% effective tax rate, respectively, the latter of which includes the impact of the nondeductibility of the charge for acquired research in connection with the Banyu acquisition in the first quarter. The 2003 tax rate is estimated to be 28.5% to 29.5%.

In anticipation of possible price increases, certain U.S. wholesalers place some noncancellable orders at prices that remain in effect until Merck ships the product. In the aggregate, these types of wholesaler purchases resulted in a favorable impact on pharmaceutical sales of an estimated $60 million for the third quarter. Merck expects these types of purchases to moderate significantly in the future with the implementation of the Company’s new distribution program for U.S. wholesalers. This program is discussed in further detail below. Estimated wholesaler inventory levels are within a range customary for Merck products, in the aggregate.

‘Zocor’, Merck’s statin for modifying cholesterol, achieved worldwide sales of $1.4 billion in the third quarter and $3.8 billion for the first nine months, a decrease of 2% and an increase of 2% from the comparable prior-year periods. Sales were affected by patent expirations in several markets outside the United States in 2003. U.S. mail-order-adjusted prescription levels for ‘Zocor’ increased by approximately 3% for the quarter. In the aggregate, estimated wholesaler buy-in for ‘Zocor’ for the quarter had a favorable impact of $110 million. Worldwide sales of ‘Zocor’ in 2003 were expected to have approximated $5.4 to $5.7 billion prior to the implementation of the new wholesaler distribution program. The wholesaler distribution program is expected to reduce ‘Zocor’ sales by approximately $500 million for the fourth quarter and the year.

*‘Cozaar’ and ‘Hyzaar’ are registered trademarks of E.I. du Pont de Nemours and Company, Wilmington, DE, USA.

Merck continues to communicate the results of the landmark Heart Protection Study (HPS) to physicians and consumers. HPS demonstrated that, along with diet, ‘Zocor’ 40 mg is the first and only cholesterol-lowering medication proven to reduce the risk of heart attacks and stroke in people with heart disease or diabetes, regardless of cholesterol level.

Global sales of ‘Fosamax’, the most-prescribed medicine worldwide for the treatment of postmenopausal, male and glucocorticoid-induced osteoporosis, were strong in the third quarter and first nine months, reaching $687 million and $2.0 billion, respectively, growing 52% and 31% from the comparable prior-year periods. U.S. mail-order-adjusted prescription levels for ‘Fosamax’ increased by approximately 7% for the quarter. In the aggregate, estimated wholesaler buy-in for ‘Fosamax’ for the quarter had a favorable impact of $10 million. This is expected to have an unfavorable impact on wholesaler purchases for ‘Fosamax’ in the fourth quarter of 2003. Worldwide sales of ‘Fosamax’ in 2003 are expected to approximate $2.6 to $2.8 billion.

In a recently published study versus Actonel (administered in an approved once-daily dosing regimen in Europe, where the study was conducted), ‘Fosamax’ 70 mg Once Weekly provided significantly greater increases in bone mineral density at the spine and hip and similar tolerability.

Sales of Merck’s antihypertensive medicines, ‘Cozaar’ and ‘Hyzaar’, were strong during the third quarter and first nine months, with global sales reaching $622 million and $1.8 billion, respectively, with growth over the same periods in 2002 of 13% and 20%. U.S. mail-order-adjusted prescription levels for ‘Cozaar’ and ‘Hyzaar’ increased by approximately 7% for the quarter. In the aggregate, estimated wholesaler buy-out for ‘Cozaar’ and ‘Hyzaar’ had an unfavorable impact for the quarter of $15 million. Worldwide sales of ‘Cozaar’ and ‘Hyzaar’ in 2003 are expected to approximate $2.5 to $2.7 billion.

Contributing to the sales performance of ‘Cozaar’ is the recognition by physicians and regulatory agencies of the stroke risk reduction benefits of ‘Cozaar’ in patients with hypertension, nephropathy and type 2 diabetes, as demonstrated in the landmark Losartan Intervention for Endpoint Reduction in Hypertension (LIFE) and Reduction of Endpoints in Non-Insulin Dependent Diabetes Mellitus with the Angiotensin II Antagonist Losartan (RENAAL) studies, respectively. Twenty-seven countries have granted new regulatory licenses to ‘Cozaar’ based on the LIFE study, and 41 countries have done so based on RENAAL.

Worldwide sales of ‘Singulair’, a once-a-day oral medication indicated for the treatment of chronic asthma and the relief of symptoms of seasonal allergic rhinitis, were strong, reaching $616 million in the third quarter and $1.5 billion for the first nine months, representing growth of 80% and 53% over the respective 2002 periods. Year-to-date sales have been driven by strong performance in both the asthma and allergic rhinitis markets. U.S. mail-order-adjusted prescription levels for ‘Singulair’ increased by 37% during the quarter. In the aggregate, estimated wholesaler buy-in for ‘Singulair’ for the quarter had a favorable impact of $120 million. This is expected to have an unfavorable impact on wholesaler purchases for ‘Singulair’ in the fourth quarter of 2003. Worldwide sales of ‘Singulair’ in 2003 are expected to approximate $2.0 to $2.2 billion.

On September 15, Merck announced that it had made ‘Singulair’ available in the United States for the prevention and treatment of chronic asthma in children aged 12 months to 5 years with a new, convenient once-a-day oral granules formulation. The new formulation represents the first non-steroidal once-daily oral asthma controller medication approved for children as young as 12 months. The oral granules formulation of ‘Singulair’ can also be used for relief of symptoms of seasonal allergies in children aged 2 to 5. Asthma is the most common chronic childhood illness, affecting more than six million children in the United States alone, with an increasing prevalence in children under 5.

In September, Merck presented the results of a new study, PREvention of Virally Induced Asthma (PREVIA), at the 13th Annual Congress of the European Respiratory Society. PREVIA showed that young children whose asthma was triggered by colds experienced significantly fewer asthma attacks when treated with ‘Singulair’, compared to placebo. Viruses that cause the common cold and respiratory infections account for up to 85% of childhood asthma attacks.

Global sales of Merck’s first once-a-day coxib, ‘Vioxx’, were $510 million during the third quarter and $1.8 billion for the first nine months, decreases of 32% and 14% from the comparable prior-year periods. In the United States, ‘Vioxx’ remains the most-widely prescribed and frequently preferred coxib on managed care formularies. More than 85 million prescriptions have been written in the United States since ‘Vioxx’ was first introduced in 1999. U.S. mail-order-adjusted prescription levels for ‘Vioxx’ decreased by approximately 3% for the quarter. In the aggregate, estimated wholesaler buy-out for ‘Vioxx’ had an unfavorable impact of $145 million for the quarter. In 2003, worldwide sales of coxibs, ‘Vioxx’ and ‘Arcoxia’, which is discussed below, are expected to approximate $2.5 to $2.7 billion.

‘Arcoxia’, Merck’s newest coxib, continues to be launched in countries outside the United States. Thus far, ‘Arcoxia’ has been launched in 37 countries in Europe, Latin America and the Asia-Pacific region, most recently in Malaysia. Merck plans to resubmit an expanded New Drug Application (NDA) for ‘Arcoxia’ to the Food and Drug Administration (FDA) by the end of 2003.

Results from an investigational study of ‘Arcoxia’ in patients with chronic low-back pain were published in the August issue of The Journal of Pain. The study showed that ‘Arcoxia’ 60 mg and 90 mg once daily provided significant improvement in the relief of symptoms and disability associated with chronic low-back pain compared to placebo. Improvement was observed one week after initiating therapy. Maximum relief was observed at four weeks, and relief was maintained throughout the three-month study.

Third quarter sales also included supply sales to AstraZeneca LP (AZLP), most notably for ‘Nexium’ and ‘Prilosec’. In 2003, Merck anticipates a growth rate in excess of 20% in total supply sales to AZLP.

Sales of other Merck-promoted medicines and vaccines during the third quarter were $1.3 billion and $3.7 billion for the first nine months. These products treat or prevent a broad range of conditions.

Global sales of ‘Zetia’, the cholesterol absorption inhibitor developed and marketed by Merck/Schering-Plough Pharmaceuticals, reached $136 million in the third quarter and $305 million for the first nine months. More than 3.5 million prescriptions have been written in the United States since ‘Zetia’s’ U.S. launch in mid-November 2002, according to IMS Health. ‘Zetia’ currently accounts for approximately 5% of new prescriptions in the cholesterol-modifying market. ‘Zetia’ is reimbursed for nearly 90% of all patients in managed care plans in the United States.

Following the successful completion of the European Union Mutual Recognition Procedure, ‘Ezetrol’ (the brand name for ‘Zetia’ outside of the United States) has now been launched in four European countries — Germany, the United Kingdom, Switzerland and Sweden.

Merck/Schering-Plough Pharmaceuticals intends to file an NDA with the FDA for a combination product containing the active ingredients of both ‘Zetia’ (ezetimibe) and ‘Zocor’ (simvastatin) in late 2003. If approved, the product would be the first single medication to target the body’s two sources of cholesterol through dual inhibition - inhibiting both cholesterol production and absorption.

On November 12, 2003, the Company announced that it was discontinuing its Phase III clinical development program for its substance P antagonist investigational product, MK-0869, for the treatment of depression. The Phase III clinical program was halted because the compound failed to demonstrate efficacy for the treatment of depression.

Effective December 1, the company will implement a new distribution program for U.S. wholesalers which is intended to moderate the fluctuations in sales currently caused by wholesaler investment buying and improve efficiencies in the distribution of Merck pharmaceutical products. The new program will lower existing limits on average monthly purchases of Merck pharmaceutical products by U.S. customers. Implementation of the new program, which is expected to moderate investment purchasing in the fourth quarter, is expected to negatively impact revenues by approximately $650 to $750 million, including the ‘Zocor’ impact described above, and reduce earnings per share from continuing operations by approximately $0.18 to $0.21 for the fourth quarter and the year.

Merck is taking additional actions to fundamentally lower its cost structure that are expected to generate approximately $250 to $300 million of annual savings of payroll and benefits costs, and result in a reduction of approximately 3,200 positions and 1,200 contract or temporary employees. Restructuring costs related to these actions are estimated to be approximately $140 to $200 million in the fourth quarter and are expected to reduce earnings per share from continuing operations by $0.04 to $0.06. The balance of the restructuring costs, approximately $75 to $125 million, will occur in 2004. Savings and restructuring costs may increase as the Company continues to identify opportunities to improve its business processes and reduce its cost structure.

Other major initiatives designed to reduce the Company’s cost structure include enhanced leverage of the Company’s buying power for goods, services and technology through global procurement activities, improved efficiency of capital expenditures, and consolidation of transaction processing and services.

Merck anticipates reported earnings per share from continuing operations for 2003 of $2.90 to $2.95 as a result of workforce reductions, implementation of the new distribution program for U.S. wholesalers, and product sales trends for its major in-line products. In the aggregate, the major in-line products have not met the Company’s challenging revenue targets that it believed were achievable. Overall, they are growing and competing well in their respective categories.

On August 19, Merck completed the 100% spin-off of Medco Health, Merck’s wholly owned subsidiary, through a pro rata distribution of 100% of Medco Health common stock to Merck stockholders. Merck’s financial results from continuing operations exclude all sales made by Medco Health and expenses incurred by Medco Health in the ongoing operation of its business. Medco Health results prior to the spin-off, together with any one-time costs incurred by Merck to effect the transaction, are reported separately as income (loss) from discontinued operations net of taxes.

As a result of the 100% spin-off of Medco Health, product sales now reflect sales to Medco Health as third-party sales based upon the net selling price from Merck to Medco Health.

In October 2003, the Company completed its tender offer for all remaining shares in Banyu, which brings Merck’s ownership to 99% of outstanding Banyu common stock. This offer was made for an aggregate purchase price approximating $143.0 million. The Company is currently considering the further steps necessary to achieve full ownership in the near future.

Liquidity and Capital Resources

($ in millions)	September 30, 2003	December 31, 2002

Cash, cash equivalents and short-term investments	$6,292.7	$4,971.2
Working capital	$2,305.6	$2,011.2
Total debt to total liabilities and equity	22.7%	18.0%

Cash provided by continuing operations continues to be the Company’s primary source of funds to finance operating needs and capital expenditures. Net cash provided by operating activities of continuing operations totaled $5.6 billion and $6.2 billion for the nine months ended September 30, 2003 and 2002, respectively.

Capital expenditures of continuing operations for the nine months totaled $1.4 billion and $1.5 billion in 2003 and 2002, respectively. Capital expenditures of continuing operations for the full year 2003 are expected to approximate $1.9 billion.

In March 2003, the Company funded the acquisition of 116.5 million common shares of Banyu at an aggregate purchase price of approximately $1.4 billion with cash on hand.

During the first nine months of 2003, total debt increased by approximately $1.1 billion. The proceeds from these borrowings were used to fund capital expenditures, treasury stock repurchases and other corporate initiatives.

Treasury stock purchases totaled $1.4 billion during the first nine months of 2003 compared with $1.8 billion for the same period in 2002. The Company has $10.2 billion remaining under current buyback authorizations approved by the Board of Directors.

Dividends paid to stockholders totaled $2.4 billion for the first nine months of 2003 and 2002. In July 2003, the Board of Directors declared a quarterly dividend of 37 cents per share on the Company’s common stock for the fourth quarter of 2003. The Company’s total dividends paid during 2003 will be $1.45 per share, a three percent increase over the amount paid during the same period in 2002.

In August 2003, the Company received a $2.0 billion cash dividend from Medco Health prior to the spin-off and paid $564.7 million in settlement of the net intercompany payable to Medco Health. In addition, at the date of the spin-off, $247.4 million of cash and cash equivalents were included in the net assets of Medco Health which were spun off.

Legal Proceedings

As previously disclosed, a number of lawsuits, involving individual claims as well as putative class actions, have been filed against the Company with respect to ‘Vioxx’. Certain of the lawsuits include allegations regarding gastrointestinal bleeding, cardiovascular events, and kidney damage. The lawsuits have been filed in federal courts as well as in a number of state courts. While cases in other jurisdictions are proceeding separately, the actions filed in the state courts of California and New Jersey have been transferred to a single judge in each state for coordinated proceedings. The Company anticipates that one or more of the lawsuits in various jurisdictions may go to trial in the first half of 2004. Litigation is inherently subject to uncertainties and no assurance can be given on the outcome of any given trial. However, the Company believes that these lawsuits are without merit, and will vigorously defend against them.

The Company announced on August 28, 2003 that the U.S. District Court in Wilmington, Delaware, upheld Merck’s U.S. patent covering the weekly administration of alendronate. As a result of the court’s decision, the patent is valid and infringed by Teva Pharmaceuticals USA, Inc.’s Abbreviated New Drug Application (ANDA) filing. Merck filed a patent infringement lawsuit against Teva in January 2001. The ‘Fosamax’ Once-Weekly patent expires in July 2018. The court’s decision is subject to appeal.

As previously disclosed, on October 30, 2003 the United States Court of Appeals for the Federal Circuit upheld a lower court’s ruling that Merck’s U.S. patent covering the use of alendronate is not invalid and is infringed by the submission of ANDAs by Teva Pharmaceutical USA and Zenith Goldline Laboratories. As a result of this decision, this patent is set to expire in August 2007. An additional six-month period of market exclusivity will prevent approval of a generic alendronate in the U.S. until February 2008.

On November 6, 2003 the Court of Appeals of England and Wales affirmed the previously disclosed ruling by the High Court of Justice for England and Wales which held invalid Merck’s U.K. patents covering alendronate compositions and the once-weekly administration of alendronate.

From time to time, generic manufacturers of pharmaceutical products file ANDAs with the FDA seeking to market generic forms of Company products prior to the expiration of relevant patents owned by the Company. As previously disclosed, in the case of ‘Vioxx’, an ANDA has been filed including allegations of non-infringement, invalidity and unenforceability of the Company’s rofecoxib patents. The Company filed a patent infringement lawsuit in the District Court of Delaware in August 2003.

As previously disclosed, the Company is a party in claims brought under the Consumer Protection Act of 1987 in the United Kingdom which allege that certain children suffer from a variety of conditions as a result of being vaccinated with various bivalent vaccines for measles and rubella and/or trivalent vaccines for measles, mumps and rubella, including the Company’s M-M-R II. In connection with those claims, eight lead cases had been selected for a trial scheduled to commence in April 2004: two against the Company, and six against other pharmaceutical companies. The trial of the eight cases was initially to be limited to issues of causation and defect on the conditions of autistic spectrum disorders, with or without inflammatory bowel disease. In early September 2003, the Legal Services Commission announced its decision to withdraw public funding of the litigation brought by the claimants. This decision was confirmed on appeal by the Funding Review Committee on September 30, 2003. The April 2004 trial date has been vacated and the claims stayed pending the outcome of any application for judicial review of the funding withdrawal decision. The Company believes that the lawsuits are without merit and will vigorously defend against them.

Item 4. Controls and Procedure

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

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Number	Description

3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (September 1, 2000) – Incorporated by reference to Form 10-Q Quarterly Report for the period ended September 30, 2000

3.2	By-Laws of Merck & Co., Inc. (as amended effective February 25, 1997) – Incorporated by reference to Form 10-Q Quarterly Report for the period ended March 31, 1997

10.1	Merck & Co., Inc. Deferral Program (amended and restated July 22, 2003)

10.2	2001 Incentive Stock Plan (as amended and restated July 22, 2003)

10.3	Plan for Deferred Payment of Directors’ Compensation (amended and restated July 24, 2003)

12	Computation of Ratios of Earnings to Fixed Charges

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(b)  Reports on Form 8-K

       During the three-month period ending September 30, 2003, the Company:

(1)	furnished one Current Report on Form 8-K pursuant to Item 12 – Results of Operations and Financial Condition, and presented under Item 9 – Regulation FD Disclosure: Report dated and furnished July 21, 2003, regarding earnings for second quarter and certain supplemental information; and

(2)	filed two Current Reports on Form 8-K under:

(i)	Item 11 – Temporary Suspension of Trading Under Registrant’s Employee Benefit Plans: Report dated and filed August 6, 2003, regarding black-out period notices; and

(ii)	Item 2 – Acquisition or Disposition of Assets: Report dated August 19, 2003 and filed September 3, 2003, regarding pro forma financial statements from the spin-off of the Registrant’s subsidiary, Medco Health Solutions, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCK & CO., INC.

Date: November 13, 2003	/s/ Kenneth C. Frazier

KENNETH C. FRAZIER
Senior Vice President and General Counsel

Date: November 13, 2003	/s/ Richard C. Henriques

RICHARD C. HENRIQUES
Vice President, Controller

EXHIBIT INDEX

Number	Description

3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (September 1, 2000) – Incorporated by reference to Form 10-Q Quarterly Report for the period ended September 30, 2000

3.2	By-Laws of Merck & Co., Inc. (as amended effective February 25, 1997) – Incorporated by reference to Form 10-Q Quarterly Report for the period ended March 31, 1997

10.1	Merck & Co., Inc. Deferral Program (amended and restated July 22, 2003)

10.2	2001 Incentive Stock Plan (as amended and restated July 22, 2003)

10.3	Plan for Deferred Payment of Directors’ Compensation (amended and restated July 24, 2003)

12	Computation of Ratios of Earnings to Fixed Charges

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer