Form 10-K
period 2003-12-31
MERCK & CO INC
filed 2004-03-10
CIK 64978

As filed with the Securities and Exchange Commission on March 10, 2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(MARK ONE)

[X]	Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2003

or

[ ]	Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the transition period from to

Commission File No. 1-3305

Merck & Co., Inc.

One Merck Drive
Whitehouse Station, N. J. 08889-0100
(908) 423-1000

Incorporated in New Jersey	I.R.S. Employer Identification No. 22-1109110

Securities Registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

Common Stock ($0.01 par value)	New York and Philadelphia Stock Exchanges

     Number of shares of Common Stock ($0.01 par value) outstanding as of February 27, 2004: 2,224,326,514.

     Aggregate market value of Common Stock ($0.01 par value) held by non-affiliates on June 30, 2003 based on closing price on June 30, 2003: $135,610,000,000.

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [  ]

Documents Incorporated by Reference:

Document	Part of Form 10-K

Annual Report to stockholders for the fiscal year ended December 31, 2003 Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2004	Parts I and II Part III

PART I

Item 1. Business.

     Merck & Co., Inc. (the “Company”) is a global research-driven pharmaceutical products company that discovers, develops, manufactures and markets a broad range of innovative products to improve human and animal health, directly and through its joint ventures. The Company sells its products primarily to drug wholesalers and retailers, hospitals, clinics, government agencies and managed health care providers such as health maintenance organizations and other institutions. The Company’s professional representatives communicate the effectiveness, safety and value of its products to health care professionals in private practice, group practices and managed care organizations.

     In January 2002, the Company announced plans to establish Medco Health Solutions, Inc. (“Medco Health”) as a separate, publicly-traded company. On August 19, 2003, the spin-off of Medco Health was effected by way of a pro rata dividend to Company stockholders of all the outstanding shares of common stock of Medco Health. Based on a letter ruling the Company received from the U.S. Internal Revenue Service, receipt of Medco Health shares in the distribution was tax-free for U.S. federal income tax purposes, but any cash received in lieu of fractional shares was taxable.

     Product Sales

     Sales1,2 by category of the Company’s products were as follows:

($ in millions)	2003	2002	2001
Atherosclerosis	$5,077.9	$5,552.1	$5,433.3
Hypertension/heart failure	3,421.6	3,477.8	3,584.3
Anti-inflammatory/analgesics	2,677.3	2,587.2	2,391.1
Osteoporosis	2,676.6	2,243.1	1,629.7
Respiratory	2,009.4	1,489.8	1,260.3
Vaccines/biologicals	1,056.1	1,028.3	1,022.5
Anti-bacterial/anti-fungal	1,028.5	821.0	750.4
Ophthalmologicals	675.1	621.5	644.5
Urology	605.5	547.3	545.4
Human immunodeficiency virus (“HIV”)	290.6	294.3	380.8
Other	2,967.3	2,783.4	3,556.7

Total	$22,485.9	$21,445.8	$21,199.0

1Following the spin-off, the Company’s prior period Consolidated Statements of Income and Cash Flows and related discussions have been restated to present the results of Medco Health separately as discontinued operations. As a result of the spin-off, product sales now reflect sales to Medco Health as third-party sales based upon the net selling price from the Company to Medco Health. Prior year amounts have been restated to conform to the current year presentation.

2Presented net of rebates and discounts.

     The Company’s products include therapeutic and preventive agents, generally sold by prescription, for the treatment of human disorders. Among these are atherosclerosis products, of which Zocor (simvastatin) is the largest-selling; hypertension/heart failure products, the most significant of which are Cozaar (losartan potassium), Hyzaar (losartan potassium and hydrochlorothiazide), and Vasotec (enalapril maleate); anti-inflammatory/analgesics, which include Vioxx (rofecoxib) and Arcoxia (etoricoxib), agents that specifically inhibit the COX-2 enzyme, which is responsible for pain and inflammation (“coxibs”); an osteoporosis product, Fosamax (alendronate sodium), for treatment and prevention of osteoporosis; a respiratory product, Singulair (montelukast sodium), a leukotriene receptor antagonist for treatment of asthma and for relief of symptoms of seasonal allergic rhinitis; vaccines/biologicals, of which M-M-R II (measles, mumps and rubella virus vaccine live), Varivax (varicella virus vaccine live), a live virus vaccine for the prevention of chickenpox, and Recombivax HB (hepatitis B vaccine [recombinant]) are the largest-selling; anti-bacterial/anti-fungal products, which includes Primaxin (imipenem and cilastatin sodium), as well as newer products Cancidas (caspofungin acetate) and Invanz (ertapenem sodium); ophthalmologicals, of which Cosopt (dorzolamide hydrochloride and timolol maleate ophthalmic solution) and

Trusopt (dorzolamide hydrochloride ophthalmic solution) are the largest-selling; a urology product, Proscar (finasteride), for treatment of symptomatic benign prostate enlargement; and HIV products, which include Crixivan (indinavir sulfate) and Stocrin (efavirenz), for the treatment of human immunodeficiency viral infection in adults.

     Other primarily includes Maxalt (rizatriptan benzoate), for the treatment of acute migraine headaches in adults, Propecia (finasteride), for the treatment of male pattern hair loss, and other non-promoted products and pharmaceutical and animal health supply sales to the Company’s joint ventures and revenue from the Company’s relationship with AstraZeneca LP, primarily relating to sales of Nexium (esomeprazole magnesium) and Prilosec (omeprazole).

     In January 2003, the U.S. Food and Drug Administration (“FDA”) approved Cancidas, the Company’s once-daily intravenous anti-fungal medicine for the treatment of candidemia (bloodstream infection) and the following candida infections: intra-abdominal abscesses, peritonitis (infections within the lining of the abdominal cavity) and pleural space infections (infections within the lining of the lung). Also in January 2003, the Company announced that the FDA approved Singulair for the relief of symptoms of seasonal allergic rhinitis in adults and children as young as 2 years of age.

     In March 2003, the FDA approved Emend (aprepitant), the first member in a new class of medicines, to be used in combination with other anti-vomiting medicines to help prevent the acute and delayed nausea and vomiting associated with initial and repeat courses of highly emetogenic cancer chemotherapy, including high-dose cisplatin. Also in March 2003, the FDA approved Cozaar as the first and only hypertension medicine indicated to reduce the risk of stroke in patients with hypertension and left ventricular hypertrophy (“LVH”). The new indication is based on the landmark Losartan Intervention for Endpoint Reduction in Hypertension study (“LIFE”). The LIFE study, with Cozaar, marks the first time an antihypertensive treatment regimen has demonstrated a reduction in the risk of stroke versus another antihypertensive treatment regimen in hypertensive patients with LVH. In the LIFE study, black patients with hypertension and LVH had a lower risk of stroke on atenolol than on Cozaar.

     In April 2003, the FDA approved changes to the prescribing information for Zocor to include results from the landmark Heart Protection Study with Zocor 40 mg, which is now recommended, along with diet, as the starting dose for Zocor for people with coronary heart disease or diabetes. Zocor 40 mg is the first and only cholesterol-lowering medication proven to reduce the risk of heart attack and stroke in people with heart disease or diabetes regardless of cholesterol level.

     Acquisitions — On February 23, 2004, the Company announced that it had agreed to acquire Aton Pharma, Inc., a privately held biotechnology company focusing on the development of novel treatments for cancer and other serious diseases. (See also page 10.)

     In January 2003, the Company, through its wholly owned subsidiary, MSD (Japan) Co., Ltd., launched a tender offer to acquire, for an estimated aggregate purchase price of $1.5 billion, the remaining 49% of the common shares of Banyu Pharmaceutical Co., Ltd. (“Banyu”) that it did not already own. In October 2003, the Company announced that at the close of the final count of shares in its second tender offer for all remaining shares in Banyu, the Company owned 99.4% of the outstanding shares of Banyu common stock. Japan is the world’s second largest pharmaceutical market.

     In July 2001, the Company acquired Rosetta Inpharmatics, Inc., a publicly-held Washington based informational genomics company that designs and develops unique technologies to efficiently analyze gene data to predict how medical compounds will interact with different kinds of cells in the body.

     Joint Ventures — In 1982, the Company entered into an agreement with Astra AB (“Astra”) to develop and market Astra products in the United States. In 1994, the Company and Astra formed an equally owned joint venture that developed and marketed most of Astra’s new prescription medicines in the United States including Prilosec, the first of a class of medications known as proton pump inhibitors, which slows the production of acid from the cells of the stomach lining.

     In 1998, the Company and Astra restructured the joint venture whereby the Company acquired Astra’s interest in the joint venture, renamed KBI Inc. (“KBI”), and contributed KBI’s operating assets to a new U.S. limited partnership named Astra Pharmaceuticals, L.P. (the “Partnership”), in which the Company maintains a limited partner interest. The Partnership, renamed AstraZeneca LP, became the exclusive distributor of the products for which KBI retained rights. The Company earns certain Partnership returns as well as ongoing revenue based on sales of current and future KBI products. The Partnership returns include a priority return provided for in the Partnership Agreement, variable returns based, in part, upon sales of certain former Astra USA, Inc. products, and a preferential return representing the Company’s share of undistributed Partnership GAAP earnings. In conjunction with the 1998 restructuring, for a payment of $443.0 million, Astra purchased an option to buy the Company’s interest in the KBI products, excluding the Company’s interest in the gastrointestinal medicines Nexium and Prilosec. The Company also granted Astra an option (the “Shares Option”) to buy the Company’s common stock interest in KBI, at an exercise price based on the net present value of estimated future net sales of Nexium and Prilosec.

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

     In 1989, the Company formed a joint venture with Johnson & Johnson to develop, market and manufacture consumer health care products in the United States. This 50% owned joint venture was expanded into Europe in 1993, and into Canada in 1996. The European extension currently markets and sells over-the-counter pharmaceutical products in France, Germany, Italy, Spain and the United Kingdom. Significant joint venture products are Pepcid AC (famotidine), an over-the-counter form of the Company’s ulcer medication Pepcid (famotidine), as well as Pepcid Complete, an over-the-counter product which combines the Company’s ulcer medication with antacids (calcium carbonate and magnesium hydroxide). On February 27, 2004, the Company announced its intention to sell to Johnson & Johnson its interest in the European joint venture which is discussed on page 8 under Divestitures.

     Effective April 1992, the Company, through the Merck Vaccine Division, and Connaught Laboratories, Inc. (now Aventis Pasteur), agreed to collaborate on the development and marketing of combination pediatric vaccines and to promote selected vaccines in the United States. The research and marketing collaboration enables the companies to pool their resources to expedite the development of vaccines combining several different antigens to protect children against a variety of diseases, including Haemophilus influenzae type b, hepatitis B, diphtheria, tetanus, pertussis and poliomyelitis. While combination vaccine development efforts continue under this Agreement, no vaccines are currently being promoted.

     In 1994, the Company, through the Merck Vaccine Division, and Pasteur Mérieux Connaught (now Aventis Pasteur) formed a joint venture to market human vaccines in Europe and to collaborate in the development of combination vaccines for distribution in the then existing European Union (“EU”) and the European Free Trade Association. The Company and Aventis Pasteur contributed, among other things, their European vaccine businesses for equal shares in the joint venture, known as Pasteur Mérieux MSD, S.N.C. (now Aventis Pasteur MSD, S.N.C.). The joint venture is subject to monitoring by the EU, to which the partners made certain undertakings in return for an exemption from European Competition Law, effective until December 2006. The joint venture maintains a presence, directly or through affiliates or branches in Belgium, Italy, Germany, Spain, France, Austria, Ireland, Sweden and the United Kingdom, and through distributors in the rest of Europe.

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

     In 2000, the Company and Schering-Plough Corporation (“Schering-Plough”) entered into agreements to create separate equally owned partnerships to develop and market in the United States new prescription medicines in the cholesterol-management and respiratory therapeutic areas. In December 2001, the Company and Schering-Plough announced the worldwide expansion (excluding Japan) of the cholesterol-management partnership. In October 2002, Merck/Schering-Plough Pharmaceuticals (“MSP”) announced the FDA approval of Zetia (ezetimibe). The once-daily tablet of Zetia 10 mg was approved for use either by itself or together with a statin to reduce LDL cholesterol and total cholesterol in patients with high cholesterol. Marketing approval was received in October 2002 in Germany under the brand name Ezetrol for use alone and with all marketed statins for the treatment of elevated cholesterol levels. In 2003, following the successful completion of the European Union Mutual Recognition Procedure (“MRP”), Ezetrol had been launched in five European countries – Germany, the United Kingdom, Switzerland, Sweden and the Netherlands. With the completion of the MRP process, the 15 EU member states, as well as Iceland and Norway, can grant national marketing authorization with unified labeling for Ezetrol. In the EU, Ezetrol will be indicated in co-administration with a statin as adjunctive therapy to diet for use in patients with primary hypercholesterolemia who are not appropriately controlled with a statin alone. Ezetrol as monotherapy will be indicated as adjunctive therapy to diet for use in patients with primary hypercholesterolemia in whom a statin is considered inappropriate or is not tolerated. In addition, Ezetrol as monotherapy will be indicated as adjunctive therapy to diet for use in patients with homozygous familial sitosterolemia and co-administered with a statin for use in patients with homozygous familial hypercholesterolemia. In September 2003, MSP submitted to the FDA for standard review a New Drug Application (“NDA”) for Vytorin, an investigational cholesterol lowering medicine, which contains the active ingredients of both Zetia and Zocor, as adjunctive to diet, for the reduction of hypercholesterolemia (elevated cholesterol levels). In November 2003, the filing was accepted by the FDA for standard review. Similar applications have been filed in other countries outside the United States.

     Competition — The markets in which the Company’s pharmaceutical business is conducted are highly competitive and often highly regulated. Global efforts toward health care cost containment continue to exert pressure on product pricing and access.

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

     In addition, particularly in the area of human pharmaceutical products, legislation enacted in all states in the U.S. allows, encourages or, in a few instances, in the absence of specific instructions from the prescribing physician, mandates the use of “generic” products (those containing the same active chemical as an innovator’s product) rather than “brand-name” products. Governmental and other pressures toward the dispensing of generic products have significantly reduced the sales of certain of the Company’s products no longer protected by patents, such as Vasotec and Vaseretic (enalapril maleate in combination with hydrochlorothiazide), the U.S. rights to which have been sold, Prinivil (lisinopril) and Prinzide (lisinopril in combination with hydrochlorothiazide), Pepcid and Mevacor (lovastatin), and slowed the growth of certain other products.

     Distribution — The Company sells its human health products primarily to drug wholesalers and retailers, hospitals, clinics, government agencies and managed health care providers such as health maintenance organizations and other institutions. Vaccines are also sold directly to physicians. The Company’s professional representatives communicate the effectiveness, safety and value of the Company’s products to health care professionals in private practice, group practices and managed care organizations.

     In the fourth quarter of 2003, the Company implemented a new distribution program for U.S. wholesalers to moderate the fluctuations in sales caused by wholesaler investment buying and improve efficiencies in the distribution of Company pharmaceutical products. The new program has lowered previous limits on average monthly purchases of Company pharmaceutical products by U.S. customers. Overall, implementation of the new U.S. wholesaler distribution program had an estimated $700.0 to $750.0 million unfavorable impact on consolidated revenues with an estimated $500.0 million unfavorable effect on Zocor sales.

     Raw Materials — Raw materials and supplies are normally available in quantities adequate to meet the needs of the Company’s business.

     Government Regulation and Investigation — The pharmaceutical industry is subject to global regulation by regional, country, state and local agencies. Of particular importance is the FDA in the United States, which administers requirements covering the testing, approval, safety, effectiveness, manufacturing, labeling and marketing of prescription pharmaceuticals. In many cases, the FDA requirements have increased the amount of time and money necessary to develop new products and bring them to market in the United States. In 1997, the Food and Drug Administration Modernization Act was passed and was the culmination of a comprehensive legislative reform effort designed to streamline regulatory procedures within the FDA and to improve the regulation of drugs, medical devices and food. The legislation was principally designed to ensure the timely availability of safe and effective drugs and biologics by expediting the premarket review process for new products. A key provision of the legislation is the re-authorization of the Prescription Drug User Fee Act of 1992, which permits the continued collection of user fees from prescription drug manufacturers to augment FDA resources earmarked for the review of human drug applications. This helps provide the resources necessary to ensure the prompt approval of safe and effective new drugs.

     In the United States, the government made significant progress in expanding health care access by enacting the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which was signed into law in December 2003. This statute adds prescription drug coverage to Medicare beginning in 2006 and a voluntary drug discount card for Medicare beneficiaries effective in June 2004. Implementation of the new benefit will support the Company’s goal of improving access to medicines by expanding insurance coverage, while preserving market-based incentives for pharmaceutical innovation. At the same time, the benefit is designed to assure that prescription drug costs will be controlled by competitive pressures and by encouraging the appropriate use of medicines. The Company has taken a leadership role in contributing to the success of the new Medicare-endorsed discount cards by offering to provide its medicines free during 2004 and 2005 for low-income Medicare beneficiaries who exhaust their $600 transitional assistance allowance in Medicare-endorsed drug discount cards. This action is consistent with the Company’s longstanding Patient Assistance Program, which provides free medicines to patients in the United States who lack drug coverage and cannot afford their medicines.

     In addressing cost containment outside of Medicare, the Company has made a continuing effort to demonstrate that its medicines can help save costs in overall patient health care. In addition, pricing flexibility across the Company’s product portfolio has encouraged growing use of its medicines and mitigated the effects of increasing cost pressures.

     For many years, the pharmaceutical industry has been under federal and state oversight with the approval process for new drugs, drug safety, advertising and promotion, drug purchasing and reimbursement programs and formularies variously under review. The Company believes that it will continue to be able to conduct its operations, including the introduction of new drugs to the market, in this regulatory environment. One type of federal initiative to contain federal health care spending is the prospective or “capitated” payment system, first implemented to reduce the rate of growth in Medicare reimbursement to hospitals. Such a system establishes in advance a flat rate for reimbursement for health care for those patients for whom the payer is fiscally responsible. This type of payment system and other cost containment systems are now widely used by public and private payers and have caused hospitals, health maintenance organizations and other customers of the Company to be more cost-conscious in their treatment decisions, including decisions regarding the medicines to be made available to their patients. The Company continues to work with private and federal employers to slow increases in health care costs. Further, the Company’s efforts to demonstrate that its medicines can help save costs in other areas, and pricing flexibility across its product portfolio, have encouraged the use of the Company’s medicines and have helped offset the effects of increasing cost pressures.

     Also, federal and state governments have pursued methods to directly reduce the cost of drugs and vaccines for which they pay. For example, federal laws require the Company to pay specified rebates for medicines reimbursed by Medicaid, to provide discounts for outpatient medicines purchased by certain Public Health Service entities and “disproportionate share” hospitals (hospitals meeting certain criteria), and to provide minimum discounts of 24% off of a defined “non-federal average manufacturer price” for purchases by certain components of the federal government such as the Department of Veterans Affairs and the Department of Defense.

     Initiatives in some states seek rebates beyond the minimum required by Medicaid legislation, in some cases for patients beyond those who are eligible for Medicaid. Under the Federal Vaccines for Children entitlement program, the U.S. Centers for Disease Control and Prevention (“CDC”) funds and purchases recommended pediatric vaccines at a public sector price for the immunization of Medicaid-eligible, uninsured, native American and certain underinsured children. The Company was awarded CDC contracts in 2003 for the supply of $345.7 million of pediatric vaccines for this program (and a monovalent component of certain of such vaccines).

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

     There has been an increasing amount of focus on privacy issues in countries around the world, including the United States and the EU. In the United States, federal and state governments have pursued legislative and regulatory initiatives regarding patient privacy, including federal and recently issued state privacy regulations concerning health information, which have affected the Company’s operations.

     Patents, Trademarks and Licenses — Patent protection is considered, in the aggregate, to be of material importance in the Company’s marketing of human health products in the United States and in most major foreign markets. Patents may cover products per se, pharmaceutical formulations, processes for or intermediates useful in the manufacture of products or the uses of products. Protection for individual products extends for varying periods in accordance with the date of grant and the legal life of patents in the various countries. The protection afforded, which may also vary from country to country, depends upon the type of patent and its scope of coverage.

     Patent portfolios developed for products introduced by the Company normally provide market exclusivity. Basic patents are in effect for the following major products in the United States: Arcoxia, Cancidas, Comvax (haemophilus b conjugate and hepatitis B [recombinant] vaccine), Cosopt, Cozaar, Crixivan, Emend, Fosamax,

Hyzaar, Invanz, Maxalt, PedvaxHIB (haemophilus b conjugate vaccine), Primaxin, Propecia, Proscar, Recombivax HB, Singulair, Timoptic-XE (timolol maleate ophthalmic gel forming solution), Trusopt, Vioxx and Zocor. A basic patent is also in effect in the United States for Zetia, which was developed by the Merck/Schering-Plough Pharmaceuticals partnership. A basic patent is also in effect for Sustiva/Stocrin (efavirenz). Bristol-Myers Squibb, under an exclusive license from the Company, sells Sustiva in the United States, Canada and certain European countries. The Company markets Stocrin in other countries throughout the world. The basic patent for Aggrastat (tirofiban hydrochloride) in the United States was divested with the product in 2003. The Company retains basic patents for Aggrastat outside the United States.

     In 2003, Zocor lost its basic patent protection in Canada and certain countries in Europe, including the United Kingdom and Germany, and the Company experienced a decline in Zocor sales in those countries. In 2006, Zocor will lose its market exclusivity in the United States and the Company expects a decline in U.S. Zocor sales.

     The FDA Modernization Act of 1997 (the “Modernization Act”), includes a Pediatric Exclusivity Provision that may provide an additional six months of market exclusivity in the United States for indications of new or currently marketed drugs, if certain agreed upon pediatric studies are completed by the applicant. These exclusivity provisions were re-authorized until October 1, 2007 by the “Best Pharmaceuticals for Children Act” passed in January 2002. In 2003, the FDA granted an additional six months of market exclusivity in the United States to Fosamax until February 2008, and Fosamax Once Weekly until January 2019. In addition, in 2004, the FDA granted an additional six months of market exclusivity in the United States to Trusopt until October 2008 and to Vioxx for six months beyond its patent termination.

     While the expiration of a product patent normally results in a loss of market exclusivity for the covered pharmaceutical product, commercial benefits may continue to be derived from: (i) later-granted patents on processes and intermediates related to the most economical method of manufacture of the active ingredient of such product; (ii) patents relating to the use of such product; (iii) patents relating to novel compositions and formulations; and (iv) in the United States, market exclusivity that may be available under federal law. The effect of product patent expiration on pharmaceutical products also depends upon many other factors such as the nature of the market and the position of the product in it, the growth of the market, the complexities and economics of the process for manufacture of the active ingredient of the product and the requirements of new drug provisions of the Federal Food, Drug and Cosmetic Act or similar laws and regulations in other countries.

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

     Royalties received during 2003 on patent and know-how licenses and other rights amounted to $86.5 million. The Company also paid royalties amounting to $757.7 million in 2003 under patent and know-how licenses it holds.

     Divestitures — On February 27, 2004, the Company announced that it had signed a definitive agreement with Johnson & Johnson for Johnson & Johnson to buy the Company’s 50 percent equity stake in their European non-prescription pharmaceuticals joint venture.

     In 2003, the Company sold its U.S. rights in Aggrastat (tirofiban hydrochloride injection) to Guilford Pharmaceuticals Inc. (“Guilford”), including the basic U.S. product patents (but not process patents) for the product.

     In 2002, the Company sold its U.S. rights in Vasotec, Vaseretic, and Vasotec I.V. Injection (enalaprilat) to Biovail Laboratories Incorporated (“Biovail”), a subsidiary of Biovail Corporation. At the same time, the Company’s Canadian subsidiary, Merck Frosst Canada & Co. (“Merck Frosst”) and Biovail entered into a supply agreement under which Merck Frosst agreed to supply Biovail for a minimum of five years with bulk tablets of formulated enalapril maleate and enalapril maleate in combination with hydrochlorothiazide for distribution by Biovail in the United States as Vasotec and Vaseretic. The basic product patents on Vasotec and Vaseretic had expired in the United States prior to these transactions.

Research and Development

     The Company’s business is characterized by the introduction of new products or new uses for existing products through a strong research and development program. Approximately 12,800 people are employed in the Company’s research activities. Expenditures for the Company’s research and development programs were $3.2 billion in 2003, $2.7 billion in 2002 and $2.5 billion in 2001 and are estimated to increase at a low-teen percentage growth rate over the full-year 2003 expense in 2004. The Company maintains its ongoing commitment to research over a broad range of therapeutic areas and clinical development in support of new products. Total expenditures for the period 1994 through 2003 exceeded $20.2 billion with a compound annual growth rate of 10%.

     The Company maintains a number of long-term exploratory and fundamental research programs in biology and chemistry as well as research programs directed toward product development. Projects related to human health are being carried on in various fields such as bacterial, fungal, and viral infections, cardiovascular disease and atherosclerosis, cancer, diabetes, obesity, neurodegenerative disease, psychiatric disease, pain and inflammation, immunology, respiratory diseases, ophthalmology, respiratory diseases, osteoporosis and men/women health programs, endoparasitic and ectoparasitic diseases, companion animal diseases, and production improvement.

     In the development of human health products, industry practice and government regulations in the United States and most foreign countries provide for the determination of effectiveness and safety of new chemical compounds through preclinical tests and controlled clinical evaluation. Before a new drug may be marketed in the United States, recorded data on preclinical and clinical experience are included in the NDA or the biological Product License Application (“PLA”) to the FDA for the required approval. The development of certain other products is also subject to government regulations covering safety and efficacy in the United States and many foreign countries. There can be no assurance that a compound that is the result of any particular program will obtain the regulatory approvals necessary for it to be marketed.

     The Company’s late-stage pipeline candidates include novel vaccines for human papillomavirus (“HPV”) and the pain associated with shingles, and RotaTeq, a vaccine for rotavirus-a highly contagious virus that is the most common cause of severe gastroenteritis in infants and young children. The Company expects to file PLAs with the FDA for these three novel vaccine candidates in the second half of 2005. There are competing claims to intellectual property in the HPV field, but the Company is confident that the claims will not delay the Company’s program. The Company expects to submit a PLA to the FDA for its ProQuad vaccine, a pediatric combination vaccine for measles, mumps, rubella and chickenpox, in the second half of 2004.

     The Company is also studying a DP-IV inhibitor, a glucose-lowering mechanism, used alone and in combination for the treatment of Type II diabetes. The Company plans to enter Phase III clinical trials with this investigational compound in the second quarter of 2004 and expects to submit an NDA to the FDA in 2006.

     The Company’s early-stage pipeline includes candidates in each of the following areas: diabetes, obesity, Alzheimer’s disease, respiratory disease, coronary heart disease, rheumatoid arthritis and vaccines.

     The Company supplements its internal research with an aggressive licensing and external alliance strategy focused on the entire spectrum of collaborations from early research to late-stage compounds, as well as new technologies. In 2003, the Company completed 47 significant transactions, including research collaborations, preclinical and clinical compounds, and technology transactions. Transactions completed in 2003 include agreements with the following companies: GenPath, for cancer; Amrad, for respiratory disease; Neurogen, for pain; and Actelion, for cardiovascular disease.

     On February 10, 2004, the Company announced that it had entered into an agreement with H. Lundbeck A/S (“Lundbeck”) to develop and commercialize in the United States gaboxadol, a compound licensed to Lundbeck by a third party that is currently in Phase III development for the treatment of sleep disorders. Under the terms of the agreement, Lundbeck will receive an initial payment of $70.0 million and up to $200.0 million in additional milestone payments. The Company and Lundbeck will jointly complete the ongoing Phase III clinical program, with the Company funding the majority of the remaining development activities. The Company anticipates that it will file an NDA with the FDA between late 2006 and mid-2007. Following FDA approval, the companies plan to co-promote gaboxadol in the United States. Lundbeck will receive a share of gaboxadol sales in the United States.

     On February 23, 2004, the Company announced that it had agreed to acquire Aton Pharma, Inc. (“Aton”), a privately held biotechnology company focusing on the development of novel treatments for cancer and other serious diseases. Consideration for the acquisition will consist of upfront and contingent payments based upon the regulatory filing, and approval and sales of products. Aton’s clinical pipeline of histone deacetylase inhibitors represents a class of anti-tumor agents with potential for efficacy based on a novel mechanism of action. Aton’s lead product candidate, known as suberoylanilide hydroxamic acid, has been extensively studied in Phase I clinical trials and is currently in Phase II clinical trials for the treatment of cutaneous T-cell lymphoma. The Company expects to complete the acquisition of Aton in the first quarter of 2004.

     The chart below reflects the Company’s research pipeline as of March 1, 2004. Candidates shown in Phase III include specific products. Candidates shown in Phase I and II include the most advanced compound with a specific mechanism in a given therapeutic area. Back-up compounds, regardless of their phase of development, additional indications in the same therapeutic areas and additional line extensions or formulations for in-line products are not shown. Preclinical areas shown are those where the Company has initiated Good Laboratory Practices (“GLP”) studies in compounds with mechanisms distinct from those in Phase I and II. The Company’s programs are generally designed to focus on the development of novel medicines to address large, unmet medical needs.

Preclinical	Phase I	Phase II	Phase III
Diabetes	Diabetes
	c-3347	Obesity	Vaccines
Atherosclerosis	Obesity	c-2735	Pediatric Combination
	c-2624	Alzheimer’s Disease	Vaccine
Parkinson’s Disease	c-5093	c-9136	ProQuad
	Atherosclerosis	Urinary Incontinence	Rotavirus
Pain	c-8834	c-3048	RotaTeq
	Alzheimer’s Disease	Respiratory Disease	Shingles
Anxiety	c-7617	c-3885	Zoster vaccine
	c-9138	Post-Operative Nausea	Human Papillomavirus
Osteoporosis	Multiple Sclerosis	and Vomiting	HPV vaccine
	c-6448	c-9280
Cancer	Pain	Vaccines	Diabetes
	c-1246	Pediatric Combination	MK-0431 (2Q04)
Rheumatoid Arthritis	Psychiatric Disease
	c-9054		Sleep Disorders
Glaucoma	Respiratory Disease		MK-0928 (Gaboxadol)
c-3193
Antibacterial	Rheumatoid Arthritis
c-4462
Vaccines	c-5997
AIDS
c-2507
Vaccines
HIV vaccine

2003 Submissions

Cardiovascular	Arthritis / Analgesia
Vytorin	Arcoxia
(Ezetimibe / Simvastatin)	(submitted 4Q03)
(submitted 3Q03)

     In February 2003, the Company announced that it had discontinued Phase II clinical trials for its lead GABA-A a2/a3 agonist compound for the treatment of generalized anxiety. The Company is continuing its research in the field of anxiety through the ongoing study of other GABA agonist molecules. The timing for the development of these other molecules is not certain.

     In April 2003, the Company announced that it was discontinuing development of its lead Phosphodiesterase-4 (PDE-4) inhibitor compound in Phase II clinical trials for the treatment of asthma and chronic obstructive pulmonary disease (COPD). The Company is continuing its research in the field of asthma and COPD through the ongoing study of other PDE-4 inhibitor molecules. The timing for the development of these other molecules is not certain.

     In August 2003, the Company announced it had put the Phase I clinical trials for its lead HIV integrase inhibitor compound on hold. The Company is also continuing its research in the field of integrase inhibitors through the ongoing study of other integrase inhibitors. The timing for the development of these other molecules is not certain.

     In November 2003, the Company announced that it was discontinuing its Phase III clinical development program for its substance P antagonist investigational product, MK-0869, for the treatment of depression. The Phase III clinical program was halted because the compound failed to demonstrate efficacy for the treatment of depression. The Company remains committed to its neuroscience research programs.

     Also in November 2003, the Company announced that it was discontinuing its Phase III clinical development program for its investigational product, MK-0767, for the treatment of diabetes. The Company was developing MK-0767 in collaboration with Kyorin Pharmaceutical Co., Ltd. The clinical program was halted because recent findings in the Company’s long-term safety assessment program identified a rare form of malignant tumors in mice. The clinical relevance of these findings in humans is unknown. The Company is continuing its commitment to diabetes research and is currently studying a DP-IV inhibitor for diabetes. The Company plans to enter Phase III clinical trials with this investigational compound in the second quarter of 2004.

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

     On December 30, 2003, the Company submitted an NDA to the FDA for Arcoxia. The Company’s NDA seeks indications for Arcoxia for the treatment of osteoarthritis, rheumatoid arthritis, chronic low back pain, acute pain, dysmenorrhea, acute gouty arthritis and ankylosing spondylitis (a painful condition of the spine). As of January 30, 2004, Arcoxia has been launched in 41 countries worldwide in Europe, Latin America and the Asia-Pacific region. The FDA has informed the Company that the FDA considers January 13, 2004 the effective submission date for the NDA because fiscal year 2003 fees for a different medicine were not received by December 31, 2003. The FDA has informed the Company that unless the Company is otherwise notified, the NDA will be accepted for filing on March 12, 2004.

     In November 2003, the European Union’s Committee for Proprietary Medicinal Products concluded its comprehensive review of the COX-2 selective inhibitor class, which includes Vioxx and Arcoxia, and confirmed that the medicines have a positive balance of benefits and risks. The French Transparency Commission, whose responsibilities include recommending drug reimbursement levels in France, after review has retained its assessment that Vioxx provides a modest level of improvement relative to non-steroidal anti-inflammatory drugs in terms of safety.

     All product or service marks appearing in type form different from that of the surrounding text are trademarks or service marks owned by or licensed to Merck & Co., Inc., its subsidiaries or affiliates (including Zetia, a trademark owned by an entity of the Merck/Schering-Plough Pharmaceuticals partnership), except as noted. Cozaar and Hyzaar are registered trademarks of E.I. du Pont de Nemours and Company, Wilmington, DE and Prilosec and Nexium are trademarks of the AstraZeneca group. The U.S. trademarks for Vasotec and Vaseretic are owned by Biovail Laboratories Incorporated. The U.S. trademark for Aggrastat is owned by Guilford Pharmaceuticals Inc.

Employees

     At the end of 2003, the Company had 63,200 employees worldwide, with 33,200 employed in the United States, including Puerto Rico. Approximately 25% of worldwide employees of the Company are represented by various collective bargaining groups.

     In 2003, the Company accelerated its efforts to fundamentally lower its cost structure through Company-wide initiatives. In October 2003, the Company announced the reduction of 4,400 positions, which is expected to be completed in 2004. When complete, the cost reductions are expected to generate annual savings of payroll and benefits costs of $250.0 to $300.0 million starting in 2005.

Environmental Matters

     The Company believes that it is in compliance in all material respects with applicable environmental laws and regulations. In 2003, the Company incurred capital expenditures of approximately $41.8 million for environmental protection facilities. The Company is also remediating environmental contamination resulting from past industrial activity at certain of its sites. Expenditures for remediation and environmental liabilities were $31.3 million in 2003, and are estimated at $87.0 million for the years 2004 through 2008. These amounts do not consider potential recoveries from insurers or other parties. The Company has taken an active role in identifying and providing for these costs, and in management’s opinion, the liabilities for all environmental matters which are probable and reasonably estimable have been accrued. Although it is not possible to predict with certainty the outcome of these environmental matters, or the ultimate costs of remediation, management does not believe that any reasonably possible expenditures that may be incurred in excess of those provided should result in a material adverse effect on the Company’s financial position, results of operations, liquidity or capital resources.

Cautionary Factors that May Affect Future Results

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

     This report and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties. One can identify these forward-looking statements by their use of words such as “expects,” “plans,” “will,” “estimates,” “forecasts,” “projects” and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company’s growth strategy, financial results, product approvals and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ materially from the Company’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially. Although it is not possible to predict or identify all such factors, they may include the following:

•	Generic competition as product patents for several products have recently expired in the United States and other countries, including product patents for Mevacor (U.S. - 2001), Prinivil and Prinzide (U.S. - 2001) and Vaseretic (U.S. - 2001). In 2003, Zocor lost its basic patent protection in Canada and certain countries in Europe, including the United Kingdom and Germany, and the Company experienced a decline in Zocor sales in those countries. In 2006, Zocor will lose its market exclusivity in the United States and the Company expects a decline in U.S. Zocor sales. In addition, the U.S. patent covering omeprazole, the active ingredient in Prilosec, which the Company supplies exclusively to AstraZeneca LP, expired in 2001, and a trial court held in October 2002 that one generic company’s omeprazole product does not infringe the Company’s formulation patents with respect to Prilosec. Under an agreement with AstraZeneca, the Company receives supply payments at predetermined rates on the U.S. sales of certain products by AstraZeneca, most notably Prilosec and Nexium.

•	Increased “brand” competition in therapeutic areas important to the Company’s long-term business performance.

•	The difficulties and uncertainties inherent in new product development. The outcome of the lengthy and complex process of new product development is inherently uncertain. A candidate can fail at any stage of the process and one or more late-stage product candidates could fail to receive regulatory approval. New product candidates may appear promising in development but fail to reach the market because of efficacy or safety concerns, the inability to obtain necessary regulatory approvals, the difficulty or excessive cost to manufacture and/or the infringement of patents or intellectual property rights of others. Furthermore, the sales of new products may prove to be disappointing and fail to reach anticipated levels.

•	Pricing pressures, both in the United States and abroad, including rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and health care reform, pharmaceutical reimbursement and pricing in general.

•	As the Company previously announced in the fourth quarter of 2003, it has taken actions to lower its cost structure including the elimination of positions. Those actions will continue in 2004.

•	Changes in government laws and regulations and the enforcement thereof affecting the Company’s business.

•	Efficacy or safety concerns with respect to marketed products, whether or not scientifically justified, leading to product recalls, withdrawals or declining sales.

•	Legal factors, including product liability claims, antitrust litigation and governmental investigations, environmental concerns and patent disputes with branded and generic competitors, any of which could preclude commercialization of products or negatively affect the profitability of existing products.

•	Lost market opportunity resulting from delays and uncertainties in the approval process of the FDA and foreign regulatory authorities.

•	Increased focus on privacy issues in countries around the world, including the United States and the EU. In the United States, federal and state governments have pursued legislative and regulatory initiatives regarding patient privacy, including federal and recently issued state privacy regulations concerning health information, which have affected the Company’s operations.

•	Changes in tax laws including changes related to the taxation of foreign earnings, as well as the impact of legislation capping and ultimately repealing Section 936 of the Internal Revenue Code (relating to earnings from the Company’s Puerto Rican operations).

•	Changes in accounting pronouncements promulgated by standard-setting or regulatory bodies, including the Financial Accounting Standards Board and the Securities and Exchange Commission, that are adverse to the Company.

•	Economic factors over which the Company has no control, including changes in inflation, interest rates and foreign currency exchange rates.

     This list should not be considered an exhaustive statement of all potential risks and uncertainties.

Geographic Area and Segment Information

     The Company’s operations are principally managed on a products basis with one reportable segment: The Merck Pharmaceutical segment which includes products marketed either directly or through joint ventures. Merck Pharmaceutical products consist of therapeutic and preventive agents, sold by prescription, for the treatment and prevention of human disorders.

     The Company’s operations outside the United States are conducted primarily through subsidiaries. Sales worldwide by subsidiaries outside the United States were 41% of sales in 2003, and 39% and 37% in 2002 and 2001, respectively.

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

     Financial information about geographic areas and operating segments of the Company’s business is incorporated by reference to pages 48 (beginning with the caption “Segment Reporting”) and 49 of the Company’s 2003 Annual Report to stockholders.

Available Information

     The Company’s Internet website address is www.merck.com. The Company will make available, free of charge at the “Investor Information” portion of its website, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section

13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

     The Company's corporate governance guidelines and the charters of the Board of Directors' six standing committees are available on the Company's website at www.merck.com/about/corporategovernance and all such information is available in print to any stockholder who requests it from the Company.

Item 2. Properties.

     The Company’s corporate headquarters is located in Whitehouse Station, New Jersey. The Company’s pharmaceutical business is conducted through divisional headquarters located in Upper Gwynedd and West Point, Pennsylvania. Principal research facilities for human health products are located in Rahway, New Jersey and West Point. The Company also has production facilities for human health products at nine locations in the United States and Puerto Rico. Branch warehouses provide services throughout the country. Outside the United States, through subsidiaries, the Company owns or has an interest in manufacturing plants or other properties in Australia, Canada, Japan, Singapore, South Africa, and other countries in Western Europe, Central and South America, and Asia.

     Capital expenditures for 2003 were $1,915.9 million compared with $2,128.1 million for 2002. In the United States, these amounted to $1,307.8 million for 2003 and $1,565.2 million for 2002. Abroad, such expenditures amounted to $608.1 million for 2003 and $562.9 million for 2002.

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

     Beginning in 1993, the Company was named in a number of antitrust suits, certain of which were certified as class actions, instituted by most of the nation’s retail pharmacies and consumers in several states, alleging antitrust violations. In 1994, these actions, except for those pending in state courts, were consolidated for pre-trial purposes in the federal court in Chicago, Illinois. In 1996, the Company and several other defendants settled the federal class action, which represented the single largest group of claims. Since that time, the Company has settled substantially all of the remaining cases on satisfactory terms. The Company has not engaged in any conspiracy and no admission of wrongdoing was made nor was included in any settlement agreements. While it is not feasible to predict the final outcome of the few remaining cases, in the opinion of the Company, these proceedings should not ultimately result in any liability which would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

     As previously disclosed, the Company has been advised by the U.S. Department of Justice that it is investigating marketing and selling activities of the Company and other pharmaceutical manufacturers. In connection with the investigation, as previously disclosed, the government served a subpoena on the Company for the production of documents related to Company marketing and sales activities. The subpoena seeks substantially the same information as the government has previously sought. The Company will be working with the government to respond appropriately to this subpoena and other informational requests. The Company has also received a Civil Investigative Demand (“CID”) from the Attorney General of Texas. The CID seeks the production of documents and other information regarding the Company’s marketing and selling activities relating to Texas. The Company is working with the Texas Attorney General’s office to respond appropriately to the CID.

     As previously disclosed, the Company was joined in ongoing litigation alleging manipulation by pharmaceutical manufacturers of Average Wholesale Prices (“AWP”), which are sometimes used in calculations that determine public and private sector reimbursement levels. In 2002, the Judicial Panel on Multi-District Litigation

ordered the transfer and consolidation of all pending federal AWP cases to federal court in Boston, Massachusetts. Plaintiffs filed one consolidated class action complaint, which aggregated the claims previously filed in various federal district court actions and also expanded the number of manufacturers to include some which, like the Company, had not been defendants in any prior pending case. In May 2003, the court granted the Company’s motion to dismiss the consolidated class action and dismissed the Company from the class action case. Subsequent to the Company’s dismissal, the plaintiffs filed an amended consolidated class action complaint, which did not name the Company as a defendant. The Company and thirty other pharmaceutical manufacturers remain defendants in three similar complaints pending in federal court in Massachusetts filed by the New York Counties of Suffolk, Rockland and Westchester. The Company believes that these lawsuits are without merit and is vigorously defending against them.

     As previously disclosed, in January 2003, the U.S. Department of Justice notified the federal court in New Orleans, Louisiana that it was not going to intervene in a pending Federal False Claims Act case that was filed under seal in December 1999 against the Company. The court issued an order unsealing the complaint, which was filed by a physician in Louisiana, and ordered that the complaint be served. The complaint alleges that the Company’s discounting of Pepcid in certain Louisiana hospitals led to increases in costs to Medicaid. The Company believes that the complaint is without merit and will vigorously defend against it.

     Federal and state lawsuits involving numerous individual claims, as well as some putative class actions, have been filed against the Company with respect to Vioxx. Some of the lawsuits also name as a defendant Pfizer Inc., which markets a competing product. Certain of the lawsuits include allegations regarding gastrointestinal bleeding, cardiovascular events and kidney damage. The lawsuits have been filed in federal courts as well as in a number of state courts. While cases in other jurisdictions are proceeding separately, the actions filed in the state courts of California and New Jersey have been transferred to a single judge in each state for coordinated proceedings. The Company anticipates that one or more of the lawsuits in various jurisdictions may go to trial in the first half of 2004. Litigation is inherently subject to uncertainties and no assurance can be given on the outcome of any given trial. However, the Company believes that these lawsuits are without merit and will vigorously defend against them.

     A number of purported class action lawsuits have been filed by several individual shareholders in the United States District Court for the Eastern District of Louisiana naming as defendants the Company and several current or former officers of the Company, and alleging that the defendants made false and misleading statements regarding the Company’s drug Vioxx in violation of the federal securities laws. The plaintiffs request certification of a class of purchasers of the Company’s common stock between May 22, 1999 and October 22, 2003, and seek unspecified compensatory damages and the costs of suit, including attorney fees. The Company believes that these lawsuits are without merit and will vigorously defend against them.

     The Company is a party in claims brought under the Consumer Protection Act of 1987 in the United Kingdom, which allege that certain children suffer from a variety of conditions as a result of being vaccinated with various bivalent vaccines for measles and rubella and/or trivalent vaccines for measles, mumps and rubella, including the Company’s M-M-R II. Other pharmaceutical companies have also been sued. The claimants allege various adverse consequences, including autism, with or without inflammatory bowel disease, epilepsy, diabetes, encephalitis, encephalopathy and chronic fatigue syndrome. In connection with those claims, eight lead cases had been selected for a trial which was scheduled to commence in April 2004: two against the Company, and six against other pharmaceutical companies. The trial of the eight cases is initially limited to issues of causation and defect on the conditions of autistic spectrum disorders, with or without inflammatory bowel disease. In early September 2003, the Legal Services Commission announced its decision to withdraw public funding of the litigation brought by the claimants. This decision was confirmed on appeal by the Funding Review Committee on September 30, 2003. The April 2004 trial date has been vacated and the claims stayed pending the outcome of a February 2004 hearing on the judicial review of the funding withdrawal decision. The Company believes that these lawsuits are without merit and will vigorously defend against them.

     The Company is also a party to individual and class action product liability lawsuits and claims in the United States involving pediatric vaccines (i.e., hepatitis B vaccine and haemophilus influenza type b vaccine) that contained thimerosal, a preservative used in vaccines. Other defendants include vaccine manufacturers who produced pediatric vaccines containing thimerosal as well as manufacturers of thimerosal. In these actions, the plaintiffs allege, among other things, that they have suffered neurological and other injuries as a result of having thimerosal introduced into their developing bodies. The Company has been successful in having many of these cases either dismissed or stayed on the ground that the National Vaccine Injury Compensation Program (“NVICP”) prohibits any person from filing or maintaining a civil action seeking damages against a vaccine manufacturer for vaccine-related injuries unless a petition is first filed in the United States Court of Federal Claims. A number of similar cases (M-M-R II alone and/or thimerosal-containing vaccines) have been filed in the United States Court of Federal Claims under the NVICP for a determination first on general causation issues. The Company believes that these lawsuits and claims are without merit and will vigorously defend against them in the proceedings in which it is a party.

     From time to time, generic manufacturers of pharmaceutical products file Abbreviated New Drug Applications (“ANDAs”) with the FDA seeking to market generic forms of Company products prior to the expiration of relevant patents owned by the Company. Generic pharmaceutical manufacturers have submitted ANDAs to the FDA seeking to market in the United States a generic form of Fosamax, Prilosec and Vioxx prior to the expiration of the Company’s (and AstraZeneca’s in the case of Prilosec) patents concerning these products. The generic companies’ ANDAs generally include allegations of non-infringement, invalidity and unenforceability of the patents. Generic manufacturers have received FDA approval to market a generic form of Prilosec. The Company has filed patent infringement suits in federal court against companies filing ANDAs for generic alendronate and rofecoxib, and AstraZeneca and the Company have filed patent infringement suits in federal court against companies filing ANDAs for generic omeprazole. Similar patent challenges exist in certain foreign jurisdictions. The Company intends to vigorously defend its patents, which it believes are valid, against infringement by generic companies attempting to market products prior to the expiration dates of such patents. As with any litigation, there can be no assurance of the outcomes, which, if adverse, could result in significantly shortened periods of exclusivity for these products.

     A trial in the United States with respect to the alendronate daily product concluded in November 2001. In November 2002, a decision was issued by the U.S. District Court in Delaware finding the Company’s patent valid and infringed. On October 30, 2003, the U.S. Court of Appeals for the Federal Circuit affirmed the validity and infringement of the Company’s basic U.S. patent covering the use of alendronate in any form. A request for rehearing was denied. A trial in the United States involving the alendronate weekly product was held in March 2003. On August 28, 2003, the U.S. District Court in Delaware, upheld the validity of the Company’s U.S. patent covering the weekly administration of alendronate. As a result of the court’s decision, the patent is valid and infringed by Teva Pharmaceuticals USA, Inc.’s (“Teva”) Abbreviated New Drug Application filing. The court’s decision has been appealed by Teva.

     In January 2003, the High Court of Justice for England and Wales held that patents of the Company protecting the alendronate daily and weekly products were invalid in the United Kingdom. On November 6, 2003, the Court of Appeals of England and Wales affirmed the ruling by the High Court of Justice for England and Wales. Protection against generic companies referencing the Company’s data for weekly alendronate in the United Kingdom may be available under the provisions of the law which grant a period of exclusivity to the original submitter of such data. A generic company has sought judicial review of a decision by the Licensing Authority in the United Kingdom that it cannot rely upon the Company’s weekly alendronate data to seek approval of a generic alendronate 70 mg product until ten years after approval of the Company’s weekly alendronate product (which was granted in 2000). The Company has been served as an interested party and intends to take appropriate action to protect its rights.

     In the case of omeprazole, the trial court in the United States rendered an opinion in October 2002 upholding the validity of the Company’s and AstraZeneca’s patents covering the stabilized formulation of omeprazole and ruling that one defendant’s omeprazole product did not infringe those patents. The other three defendants’ products were found to infringe the formulation patents. In December 2003, the U.S. Court of Appeals for the Federal Circuit affirmed the decision of the trial court. With respect to certain other generic manufacturers’ omeprazole products, no trial date has yet been set.

     In the case of rofecoxib, an ANDA has been filed including allegations of non-infringement, invalidity and unenforceability of the Company’s rofecoxib patents. As previously disclosed, the Company filed a patent infringement lawsuit in the District Court of Delaware in August 2003. Trial has been set for October 2005.

     As previously disclosed, the Company has been named as a defendant in a number of purported class action lawsuits, which have been consolidated before a single judge and in a shareholder derivative action, both of which involve claims related to the Company’s revenue recognition practice for retail copayments paid by individuals to whom Medco Health provides pharmaceutical benefits. The class action lawsuit was amended to add claims against the Company and Medco Health and certain of their officers and directors relating to rebates received by Medco Health and Medco Health’s independent status. The shareholder derivative action was amended to add Arthur Andersen LLP as a defendant and to add certain new allegations, which relate to claims that certain individual defendants breached their fiduciary duty by failing to prevent the conduct at issue in the previously disclosed Gruer Cases, discussed below, the antitrust claims pending in the Northern District of Illinois, and the qui tam actions in which the U.S. Attorney’s office for the Eastern District of Pennsylvania has intervened against Medco Health. The complaint seeks monetary damages from those Company directors who are defendants in the lawsuit in an unspecified amount as well as injunctive and other relief. As part of the spin-off of Medco Health, Medco Health assumed responsibility for a portion of potential damages or settlement payments paid, if any, in connection with this litigation. The Company believes that these lawsuits are without merit and will vigorously defend against them.

     Prior to the spin-off of Medco Health, the Company and Medco Health agreed to settle, on a class action basis, a series of lawsuits asserting violations of the Employee Retirement Income Security Act (“ERISA”). The Company, Medco Health and certain plaintiffs’ counsel filed the settlement agreement with the federal district court in New York, where cases commenced by a number of plaintiffs, including participants in a number of pharmaceutical benefit plans for which Medco Health is the pharmacy benefit manager, as well as trustees of such plans, have been consolidated. The proposed class settlement has been agreed to by plaintiffs in five of the cases (the “Gruer Cases”) filed against Medco Health and the Company. Under the proposed settlement, the Company and Medco Health have agreed to pay a total of $42.5 million, and Medco Health has agreed to modify certain business practices or to continue certain specified business practices for a period of five years. The financial compensation is intended to benefit members of the settlement class, which includes ERISA plans for which Medco Health administered a pharmacy benefit at any time since December 17, 1994. In 2003, the court preliminarily approved the settlement and has held a hearing to hear objections to the fairness of the proposed settlement from class member representatives. Currently, certain class member plans have indicated that they will not participate in the settlement. The court has not yet approved the settlement or determined the number of class member plans that have properly elected not to participate in the settlement, if approved. The settlement becomes final only if and when the district court grants final approval and all appeals have been resolved. Medco Health and the Company agreed to the proposed settlement in order to avoid the significant cost and distraction of protracted litigation.

     The Gruer Cases, which are similar to claims pending against other pharmaceutical benefit managers, alleged that Medco Health was an ERISA “fiduciary” and that the Company was a “party-in-interest” within the meaning of ERISA. The plaintiffs asserted that the Company and Medco Health had breached duties and engaged in “prohibited transactions” as a result of filling prescriptions with the Company’s drugs to increase the Company’s market share, among other things. The plaintiffs demanded that Medco Health and the Company disgorge any unlawfully obtained profits and other relief.

     In addition, among the cases consolidated in New York, one plaintiff has also alleged, based on essentially the same factual allegations as the Gruer Cases, that Medco Health and the Company have violated federal and state racketeering laws. A different plaintiff, seeking to represent California citizens, has alleged that Medco Health and the Company have violated California unfair competition law. An attorney for one of the plaintiffs has indicated that it may assert claims against Medco Health, the Company and others to allege violations of the Sherman Act, the Clayton Act and various state antitrust laws based on alleged conspiracies to suppress price competition and unlawful combinations allegedly resulting in higher pharmaceutical prices.

     After the spin-off of Medco Health, Medco Health assumed substantially all of the liability exposure for the matters discussed in the foregoing three paragraphs. The Company believes that these cases, which are being defended by Medco Health, are without merit.

     In December 2003, the Virginia Department of Environmental Quality (“VADEQ”) issued a Notice of Violation to the Company’s Elkton, Virginia facility for air permit limit exceedances reported by the facility as a result of performance testing of a process train. The Company is currently in discussions with VADEQ and believes that its discussions will result in capital improvements together with monetary sanctions which will be immaterial but will exceed $100,000.

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

     There are various other legal proceedings, principally product liability and intellectual property suits involving the Company, which are pending. While it is not feasible to predict the outcome of these proceedings or the proceedings discussed above, in the opinion of the Company, all such proceedings are either adequately covered by insurance or, if not so covered, should not ultimately result in any liability that would have a material adverse effect on the financial position, liquidity or results of operations of the Company. In addition, from time to time, federal or state regulators seek information about practices in the pharmaceutical industry. While it is not feasible to predict the outcome of any requests for information, the Company does not expect such inquiries to have a material adverse effect on the financial position, liquidity or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

Executive Officers of the Registrant (as of March 9, 2004)

RAYMOND V. GILMARTIN — Age 63

June, 1994 — Chairman of the Board (since November, 1994), President and Chief Executive Officer

DAVID W. ANSTICE — Age 55

January, 2003 — President, Human Health — responsible for the Company’s prescription drug business in Japan, Latin America, Canada, Australia, New Zealand and the Company’s joint venture relationship with Schering-Plough

March, 2001 — President, The Americas and U.S. Human Health — responsible for one of the two prescription drug divisions comprising U.S. Human Health, as well as the Company’s prescription drug business in Canada and Latin America, and the Company’s joint venture relationship with Schering-Plough

January, 1997 — President, Human Health-The Americas — responsible for the Company’s human health business in the United States, Canada and Latin America

MARCIA J. AVEDON — Age 42

January, 2003 — Senior Vice President, Human Resources

September, 2002 — Vice President, Talent Management and Organization Effectiveness

Prior to September, 2002, Dr. Avedon held several senior human resources positions (1995 to 2002) at Honeywell International (diversified manufacturing and technology company)

RICHARD T. CLARK — Age 58

June, 2003 — President, Merck Manufacturing Division — responsible for the Company’s manufacturing, information services and operational excellence organizations worldwide

January, 2003 — Chairman, President and Chief Executive Officer, Medco Health Solutions, Inc. (Medco Health), formerly a wholly-owned subsidiary of the Company

January, 2000 — President, Medco Health

June, 1997 — Executive Vice President/Chief Operating Officer, Medco Health

CELIA A. COLBERT — Age 47

January, 1997 — Vice President, Secretary (since September, 1993) and Assistant General Counsel (since November, 1993)

CAROLINE DORSA — Age 44

August, 2002 — Vice President and Treasurer — responsible for the Company’s treasury and tax functions, and for providing financial support for the Merck Manufacturing and Merck Research Laboratories Divisions as well as Human Resources

September, 1999 — Vice President and Treasurer — responsible for the Company’s treasury and tax functions and for providing financial support for the Asia Pacific Division

February, 1999 — Vice President and Treasurer (since January, 1994) — responsible for the Company’s treasury and tax functions

KENNETH C. FRAZIER — Age 49

December, 1999 — Senior Vice President and General Counsel — responsible for legal and public affairs functions and The Merck Company Foundation (a not-for-profit charitable organization affiliated with the Company)

January, 1999 — Vice President and Deputy General Counsel

RICHARD C. HENRIQUES JR. — Age 48

August, 2002 — Vice President, Controller — responsible for the Corporate Controller’s Group and providing financial support for the Human Health operations in the United States, Canada, Latin America, Europe, the Middle East, Africa, Japan, and Australia/New Zealand and the Merck Vaccine Division (MVD)

November, 2000 — Vice President, Controller — responsible for the Corporate Controller’s Group and providing financial support for U.S. Human Health, Canada and Latin America (The Americas) and MVD

February, 1999 — Vice President, Controller (since January, 1997) — responsible for the Corporate Controller’s Group and providing financial support for The Americas

PETER S. KIM — Age 45

January, 2003 — President, Merck Research Laboratories (MRL)

February, 2001 — Executive Vice President, Research and Development, MRL

Prior to February, 2001, Dr. Kim served as Member of the Whitehead Institute (1985 – 2001), Professor of Biology at the Massachusetts Institute of Technology (1988 – 2001), and Investigator of the Howard Hughes Medical Institute (1990 – 2001)

JUDY C. LEWENT — Age 55

January, 2003 — Executive Vice President, Chief Financial Officer and President, Human Health Asia — responsible for financial and corporate development functions, internal auditing, corporate licensing, the Company’s prescription drug business in Asia North and Asia South, the Company’s joint venture relationships, and Merck Capital Ventures, LLC, a subsidiary of the Company

February, 2001 — Executive Vice President and Chief Financial Officer — responsible for financial and corporate development functions, internal auditing, corporate licensing, the Company’s joint venture relationships, and Merck Capital Ventures, LLC

November, 2000 — Senior Vice President and Chief Financial Officer — responsible for financial and corporate development functions, internal auditing, corporate licensing, the Company’s joint venture relationships, and Merck Capital Ventures, LLC

January, 1997 — Senior Vice President (since January, 1993) and Chief Financial Officer (since April, 1990) — responsible for financial and corporate development functions, internal auditing and the Company’s joint venture relationships

ADEL MAHMOUD — Age 62

May, 1999 — President, Merck Vaccines

November, 1998 — Executive Vice President, Merck Vaccines

MARGARET G. MCGLYNN — Age 44

January, 2003 — President, U.S. Human Health — responsible for one of the two prescription drug divisions (hospital and specialty product franchises) comprising U.S. Human Health (USHH), and the Managed Care Group of USHH

August, 2001 — Executive Vice President, Customer Marketing and Sales, USHH

November, 1998 — Senior Vice President, Worldwide Human Health Marketing

BRADLEY T. SHEARES — Age 47

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

JOAN E. WAINWRIGHT — Age 43

January, 2001 — Vice President, Public Affairs

June, 2000 — Vice President, Corporate Communications, Public Affairs

Prior to June, 2000, Ms. Wainwright was Deputy Commissioner for Communications at the U.S. Social Security Administration (1994 – 2000)

PER WOLD-OLSEN — Age 56

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     The required information on market information and dividends is incorporated by reference to page 29 of the Company’s 2003 Annual Report to stockholders and the required information on the number of holders of the Company’s common stock is incorporated by reference to page 52 of the Company’s 2003 Annual Report to Stockholders.

Item 6. Selected Financial Data.

     The information required for this item is incorporated by reference to the data for the last five fiscal years of the Company included under Results for Year and Year-End Position in the Selected Financial Data table on page 52 of the Company’s 2003 Annual Report to stockholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The information required for this item is incorporated by reference to pages 16 through 29 of the Company’s 2003 Annual Report to stockholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     The information required for this item is incorporated by reference to pages 24 (beginning with the caption “Analysis of Liquidity and Capital Resources”) to 26 of the Company’s 2003 Annual Report to stockholders.

Item 8. Financial Statements and Supplementary Data.

     (a)  Financial Statements

     The consolidated balance sheet of Merck & Co., Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, of retained earnings, of comprehensive income and of cash flows for each of the three years in the period ended December 31, 2003, and the report dated February 20, 2004 of PricewaterhouseCoopers LLP, independent auditors, are incorporated by reference to pages 30 through 49 and page 50, respectively, of the Company’s 2003 Annual Report to stockholders.

     (b)  Supplementary Data

     Selected quarterly financial data for 2003 and 2002 are incorporated by reference to the data contained in the Condensed Interim Financial Data table on page 29 of the Company’s 2003 Annual Report to stockholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

Item 9A. Controls and Procedures.

     Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

     There have been no significant changes in internal control over financial reporting, for the period covered by this report, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The required information on directors and nominees is incorporated by reference to pages 8 through 11 of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2004. Information on executive officers is set forth in Part I of this document on pages 20 through 22.

     The required information on the audit committee financial expert is incorporated by reference to page 13 (under the heading “Financial Expert on Audit Committee”) of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2004.

     The required information on the identification of the audit committee is incorporated by reference to pages 12 (under the caption “Board Committees”) to 13 of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2004.

     The required information on compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to page 41 (under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”) of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2004.

     The Company has adopted a Code of Conduct – Our Values and Standards applicable to all employees, including the principal executive officer, principal financial officer, and principal accounting officer. The Code of Conduct is available on the Company’s website at www.merck.com/about/corporategovernance and in print to any stockholder who requests it. The Company intends to post on this website any amendments to, or waivers from, its Code of Conduct.

Item 11. Executive Compensation.

     The information required for this item is incorporated by reference to pages 16 (under the caption “Compensation of Directors”) to 17, 22 (under the caption “Compensation of the Chief Executive Officer”), pages 23 to 25, 26 (beginning with the caption “Annual Benefits Payable Under Merck & Co., Inc. Retirement Plans”) to 29, and page 15 (under the caption “Compensation Committee Interlocks and Insider Participation”) of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Information with respect to securities authorized for issuance under equity compensation plans is incorporated by reference to pages 25 (beginning with the caption “Equity Compensation Plan Information”) to 26 of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2004. Information with respect to security ownership of certain beneficial owners and management is incorporated by reference to pages 18 (under the caption “Security Ownership of Certain Beneficial Owners and Management”) to 19 of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2004.

Item 13. Certain Relationships and Related Transactions.

     The information required for this item is incorporated by reference to page 12 (under the caption “Relationships with Outside Firms”) and page 29 (under the caption “Indebtedness of Management”) of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2004.

Item 14. Principal Accountant Fees and Services.

     The information required for this item is incorporated by reference to pages 31 (beginning with the caption “Pre-Approval Policy for Services of Independent Auditors”) to 32 of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Documents filed as part of this Form 10-K

1.	Financial Statements

The following consolidated financial statements and report of independent auditors are incorporated herein by reference to the Company’s 2003 Annual Report to stockholders, as noted on page 23 of this document:

Consolidated statement of income for the years ended December 31, 2003, 2002 and 2001

Consolidated statement of retained earnings for the years ended December 31, 2003, 2002 and 2001

Consolidated statement of comprehensive income for the years ended December 31, 2003, 2002 and 2001

Consolidated balance sheet as of December 31, 2003 and 2002

Consolidated statement of cash flows for the years ended December 31, 2003, 2002 and 2001

Notes to consolidated financial statements

Report of PricewaterhouseCoopers LLP, independent auditors

2.	Financial Statement Schedules

Schedules are omitted because they are either not required or not applicable.

   Financial statements of affiliates carried on the equity basis have been omitted because, considered individually or in the aggregate, such affiliates do not constitute a significant subsidiary.

3.	Exhibits

Exhibit
Number		Description

2.1	—	Master Restructuring Agreement dated as of June 19, 1998 between Astra AB, Merck & Co., Inc., Astra Merck Inc., Astra USA, Inc., KB USA, L.P., Astra Merck Enterprises, Inc., KBI Sub Inc., Merck Holdings, Inc. and Astra Pharmaceuticals, L.P. (Portions of this Exhibit are subject to a request for confidential treatment filed with the Commission) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

3.1	—	Restated Certificate of Incorporation of Merck & Co., Inc. (September 1, 2000) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended September 30, 2000

3.2	—	By-Laws of Merck & Co., Inc. (as amended effective February 25, 1997) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended March 31, 1997

*10.1	—	Executive Incentive Plan (as amended effective February 27, 1996) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1995

*	Management contract or compensatory plan or arrangement.

Exhibit
Number		Description

*10.2	—	Base Salary Deferral Plan (as adopted on October 22, 1996, effective January 1, 1997) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1996

*10.3	—	Merck & Co., Inc. Deferral Program (amended and restated November 19, 2003)

*10.4	—	1991 Incentive Stock Plan (as amended effective February 23, 1994) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1994

*10.5	—	1996 Incentive Stock Plan (as amended November 24, 1998) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1999

*10.6	—	2001 Incentive Stock Plan (amended and restated July 22, 2003) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended September 30, 2003

*10.7	—	2004 Incentive Stock Plan (amended July 22, 2003) — Incorporated by reference to Registration Statement on Form S-8 (No. 333-109296)

*10.8	—	Non-Employee Directors Stock Option Plan (as amended and restated February 24, 1998) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1997

*10.9	—	1996 Non-Employee Directors Stock Option Plan (as amended April 27, 1999) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1999

*10.10	—	2001 Non-Employee Directors Stock Option Plan (as amended April 19, 2002) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 2002

*10.11	—	Supplemental Retirement Plan (as amended effective January 1, 1995) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1994

*10.12	—	Retirement Plan for the Directors of Merck & Co., Inc. (amended and restated June 21, 1996) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1996

*10.13	—	Plan for Deferred Payment of Directors’ Compensation (amended and restated November 19, 2003)

10.14	—	Limited Liability Company Agreement of Merck Capital Ventures, LLC (Dated as of November 27, 2000) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 2000

*10.15	—	Offer Letter between Merck & Co., Inc. and Peter S. Kim, dated December 15, 2000

10.16	—	Amended and Restated License and Option Agreement dated as of July 1, 1998 between Astra AB and Astra Merck Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

*	Management contract or compensatory plan or arrangement.

Exhibit
Number		Description

10.17	—	KBI Shares Option Agreement dated as of July 1, 1998 by and among Astra AB, Merck & Co., Inc. and Merck Holdings, Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.18	—	KBI-E Asset Option Agreement dated as of July 1, 1998 by and among Astra AB, Merck & Co., Inc., Astra Merck Inc. and Astra Merck Enterprises Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.19	—	KBI Supply Agreement dated as of July 1, 1998 between Astra Merck Inc. and Astra Pharmaceuticals, L.P. (Portions of this Exhibit are subject to a request for confidential treatment filed with the Commission) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.20	—	Second Amended and Restated Manufacturing Agreement dated as of July 1, 1998 among Merck & Co., Inc., Astra AB, Astra Merck Inc. and Astra USA, Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.21	—	Limited Partnership Agreement dated as of July 1, 1998 between KB USA, L.P. and KBI Sub Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.22	—	Distribution Agreement dated as of July 1, 1998 between Astra Merck Enterprises Inc. and Astra Pharmaceuticals, L.P. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.23	—	Agreement to Incorporate Defined Terms dated as of June 19, 1998 between Astra AB, Merck & Co., Inc., Astra Merck Inc., Astra USA, Inc., KB USA, L.P., Astra Merck Enterprises Inc., KBI Sub Inc., Merck Holdings, Inc. and Astra Pharmaceuticals, L.P. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

12	—	Computation of Ratios of Earnings to Fixed Charges

13	—	2003 Annual Report to stockholders (only those portions incorporated by reference in this document are deemed “filed”)

14	—	Code of Conduct – Our Values and Standards

21	—	List of subsidiaries

23	—	Consent of Independent Accountants — Contained on page 30 of this Report

24.1	—	Power of Attorney

24.2	—	Certified Resolution of Board of Directors

31.1	—	Rule 13a – 14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a – 14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

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

   (b) Reports on Form 8-K

During the three-month period ended December 31, 2003, the Company furnished:

(1)	one Current Report on Form 8-K under Item 9 — Regulation FD Disclosure and Item 12 — Results of Operations and Financial Condition: Report dated and furnished October 22, 2003, regarding earnings for third quarter 2003 and certain supplemental information; and

(2)	three Current Reports on Form 8-K under Item 9 — Regulation FD Disclosure:

(i)	Report dated and furnished December 3, 2003, regarding financial guidance for 2004.

(ii)	Report dated and furnished December 9, 2003, regarding annual business briefing presentations.

(iii)	Report dated and furnished December 9, 2003, regarding the Company’s annual business briefing to analysts.

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCK & CO., INC.
Dated: March 10, 2004
By RAYMOND V. GILMARTIN
(Chairman of the Board,
President and Chief Executive Officer)

By CELIA A. COLBERT
Celia A. Colbert
(Attorney-in-Fact)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

RAYMOND V. GILMARTIN	Chairman of the Board,	March 10, 2004
President and Chief Executive
Officer; Principal Executive
Officer; Director

JUDY C. LEWENT	Executive Vice President, Chief	March 10, 2004
Financial Officer and President, Human
Health Asia; Principal Financial Officer

RICHARD C. HENRIQUES JR	Vice President, Controller; Principal Accounting Officer	March 10, 2004

LAWRENCE A. BOSSIDY	Director	March 10, 2004

WILLIAM G. BOWEN	Director	March 10, 2004

JOHNNETTA B. COLE	Director	March 10, 2004

WILLIAM M. DALEY	Director	March 10, 2004

WILLIAM B. HARRISON JR	Director	March 10, 2004

WILLIAM N. KELLEY	Director	March 10, 2004

HEIDI G. MILLER	Director	March 10, 2004

THOMAS E. SHENK	Director	March 10, 2004

SAMUEL O. THIER	Director	March 10, 2004

WENDELL P. WEEKS	Director	March 10, 2004

PETER C. WENDELL	Director	March 10, 2004

   Celia A. Colbert, by signing her name hereto, does hereby sign this document pursuant to powers of attorney duly executed by the persons named, filed with the Securities and Exchange Commission as an exhibit to this document, on behalf of such persons, all in the capacities and on the date stated, such persons including a majority of the directors of the Company.

By CELIA A. COLBERT
Celia A. Colbert
(Attorney-in-Fact)

Exhibit 23

CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (Nos. 33-39349, 33-60322, 33-51785, 33-57421, 333-17045, 333-36383, 333-77569, 333-72546 and 333-87034) and on Form S-8 (Nos. 33-21087, 33-21088, 33-40177, 33-51235, 33-53463, 33-64273, 33-64665, 333-91769, 333-30526, 333-31762, 333-40282, 333-53246, 333-56696, 333-72206, 333-65796, 333-101519 and 333-109296) of Merck & Co., Inc. of our report dated February 20, 2004, relating to the consolidated financial statements, which appears in the Annual Report to stockholders, which is incorporated in this Annual Report on Form 10-K.

PricewaterhouseCoopers LLP

Florham Park, New Jersey
March 10, 2004

EXHIBIT INDEX

Exhibit
Number		Description

2.1	—	Master Restructuring Agreement dated as of June 19, 1998 between Astra AB, Merck & Co., Inc., Astra Merck Inc., Astra USA, Inc., KB USA, L.P., Astra Merck Enterprises, Inc., KBI Sub Inc., Merck Holdings, Inc. and Astra Pharmaceuticals, L.P. (Portions of this Exhibit are subject to a request for confidential treatment filed with the Commission) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

3.1	—	Restated Certificate of Incorporation of Merck & Co., Inc. (September 1, 2000) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended September 30, 2000

3.2	—	By-Laws of Merck & Co., Inc. (as amended effective February 25, 1997) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended March 31, 1997

*10.1	—	Executive Incentive Plan (as amended effective February 27, 1996) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1995

*10.2	—	Base Salary Deferral Plan (as adopted on October 22, 1996, effective January 1, 1997) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1996

*10.3	—	Merck & Co., Inc. Deferral Program (amended and restated November 19, 2003)

*10.4	—	1991 Incentive Stock Plan (as amended effective February 23, 1994) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1994

*10.5	—	1996 Incentive Stock Plan (as amended November 24, 1998) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1999

*10.6	—	2001 Incentive Stock Plan (amended and restated July 22, 2003) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended September 30, 2003

*10.7	—	2004 Incentive Stock Plan (amended July 22, 2003) — Incorporated by reference to Registration Statement on Form S-8 (No. 333-109296)

*10.8	—	Non-Employee Directors Stock Option Plan (as amended and restated February 24, 1998) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1997

*10.9	—	1996 Non-Employee Directors Stock Option Plan (as amended April 27, 1999) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1999

*10.10	—	2001 Non-Employee Directors Stock Option Plan (as amended April 19, 2002) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 2002

*10.11	—	Supplemental Retirement Plan (as amended effective January 1, 1995) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1994

*	Management contract or compensatory plan or arrangement.

1

Exhibit
Number		Description

*10.12	—	Retirement Plan for the Directors of Merck & Co., Inc. (amended and restated June 21, 1996) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1996

*10.13	—	Plan for Deferred Payment of Directors’ Compensation (amended and restated November 19, 2003)

10.14	—	Limited Liability Company Agreement of Merck Capital Ventures, LLC (Dated as of November 27, 2000) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 2000

*10.15	—	Offer Letter between Merck & Co., Inc. and Peter S. Kim, dated December 15, 2000

10.16	—	Amended and Restated License and Option Agreement dated as of July 1, 1998 between Astra AB and Astra Merck Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.17	—	KBI Shares Option Agreement dated as of July 1, 1998 by and among Astra AB, Merck & Co., Inc. and Merck Holdings, Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.18	—	KBI-E Asset Option Agreement dated as of July 1, 1998 by and among Astra AB, Merck & Co., Inc., Astra Merck Inc. and Astra Merck Enterprises Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.19	—	KBI Supply Agreement dated as of July 1, 1998 between Astra Merck Inc. and Astra Pharmaceuticals, L.P. (Portions of this Exhibit are subject to a request for confidential treatment filed with the Commission) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.20	—	Second Amended and Restated Manufacturing Agreement dated as of July 1, 1998 among Merck & Co., Inc., Astra AB, Astra Merck Inc. and Astra USA, Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.21	—	Limited Partnership Agreement dated as of July 1, 1998 between KB USA, L.P. and KBI Sub Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.22	—	Distribution Agreement dated as of July 1, 1998 between Astra Merck Enterprises Inc. and Astra Pharmaceuticals, L.P. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.23	—	Agreement to Incorporate Defined Terms dated as of June 19, 1998 between Astra AB, Merck & Co., Inc., Astra Merck Inc., Astra USA, Inc., KB USA, L.P., Astra Merck Enterprises Inc., KBI Sub Inc., Merck Holdings, Inc. and Astra Pharmaceuticals, L.P. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

12	—	Computation of Ratios of Earnings to Fixed Charges

13	—	2003 Annual Report to stockholders (only those portions incorporated by reference in this document are deemed “filed”)

14	—	Code of Conduct - Our Values and Standards

*	Management contract or compensatory plan or arrangement.

2

Exhibit
Number		Description

21	—	List of subsidiaries

23	—	Consent of Independent Accountants — Contained on page 30 of this Report

24.1	—	Power of Attorney

24.2	—	Certified Resolution of Board of Directors

31.1	—	Rule 13a – 14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a – 14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

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