Form 10-Q
period 2004-03-31
MERCK & CO INC
filed 2004-05-07
CIK 64978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to

Commission File No. 1-3305

MERCK & CO., INC.

P. O. Box 100
One Merck Drive
Whitehouse Station, N.J. 08889-0100
(908) 423-1000

Incorporated in New Jersey	I.R.S. Employer Identification
No. 22-1109110

The number of shares of common stock outstanding as of the close of business on April 30, 2004:

Class	Number of Shares Outstanding
Common Stock	2,222,109,433

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
Part II — Other Information
Item 1. Legal Proceedings
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Item 6. Exhibits and Reports on Form 8-K
Signatures
EXHIBIT INDEX
COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER

Part I - Financial Information

Item 1. Financial Statements

MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF INCOME
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(Unaudited, $ in millions except per share amounts)

	Three Months
	Ended March 31
	2004	2003
Sales	$5,630.8	$5,571.4

Costs, Expenses and Other
Materials and production	1,115.8	1,080.1
Marketing and administrative	1,611.4	1,513.9
Research and development	996.3	810.7
Equity income from affiliates	(194.7)	(97.3)
Other (income) expense, net	(240.9)	47.8

	3,287.9	3,355.2

Income from Continuing Operations Before Taxes	2,342.9	2,216.2
Taxes on Income	724.3	671.2

Income from Continuing Operations	1,618.6	1,545.0
Income from Discontinued Operations, net of taxes	—	165.4

Net Income	$1,618.6	$1,710.4

Basic Earnings per Common Share
Continuing Operations	$.73	$.69
Discontinued Operations	—	.07

Net Income	$.73	$.76

Earnings per Common Share Assuming Dilution
Continuing Operations	$.73	$.68
Discontinued Operations	—	.07

Net Income	$.73	$.76	*

Dividends Declared per Common Share	$.37	$.36

*Amount does not add as a result of rounding.

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MARCH 31, 2004 AND DECEMBER 31, 2003
(Unaudited, $ in millions)

	March 31	December 31
	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$1,762.1	$1,201.0
Short-term investments	3,549.8	2,972.0
Accounts receivable	4,199.6	4,023.6
Inventories	2,658.6	2,554.7
Prepaid expenses and taxes	791.2	775.9

Total current assets	12,961.3	11,527.2

Investments	7,573.0	7,941.2

Property, Plant and Equipment, at cost, net of allowance for depreciation of $7,358.2 in 2004 and $7,124.7 in 2003	14,182.2	14,169.0

Goodwill	1,086.0	1,085.4

Other Intangibles, net	817.4	864.0

Other Assets	5,045.3	5,000.7

	$41,665.2	$40,587.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loans payable and current portion of long-term debt	$1,945.1	$1,700.0
Trade accounts payable	519.2	520.5
Accrued and other current liabilities	3,819.6	3,987.5
Income taxes payable	3,007.3	2,538.9
Dividends payable	823.0	822.7

Total current liabilities	10,114.2	9,569.6

Long-Term Debt	4,931.7	5,096.0

Deferred Income Taxes and Noncurrent Liabilities	6,409.9	6,430.3

Minority Interests	3,938.2	3,915.2

Stockholders’ Equity
Common stock
Authorized - 5,400,000,000 shares
Issued - 2,976,230,393 shares - March 31, 2004
- 2,976,230,393 shares - December 31, 2003	29.8	29.8
Other paid-in capital	6,875.6	6,956.6
Retained earnings	34,937.6	34,142.0
Accumulated other comprehensive loss	80.4	65.5

	41,923.4	41,193.9
Less treasury stock, at cost
753,663,189 shares - March 31, 2004
754,466,884 shares - December 31, 2003	25,652.2	25,617.5

Total stockholders’ equity	16,271.2	15,576.4

	$41,665.2	$40,587.5

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(Unaudited, $ in millions)

	Three Months
	Ended March 31
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net Income	$1,618.6	$1,710.4
Less: Income from discontinued operations, net of tax	—	(165.4)

Income from continuing operations	1,618.6	1,545.0
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	348.2	326.1
Deferred income taxes	(3.2)	101.5
Other	(144.9)	50.2
Net changes in assets and liabilities	(4.7)	(289.4)

NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS	1,814.0	1,733.4

CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Capital expenditures	(322.8)	(421.1)
Purchase of securities, subsidiaries and other investments	(15,633.4)	(12,166.0)
Proceeds from sale of securities, subsidiaries and other investments	15,590.4	11,875.8
Banyu acquisition	—	(1,389.5)
Other	(1.3)	(1.5)

NET CASH USED BY INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(367.1)	(2,102.3)

CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Net change in short-term borrowings	(314.9)	291.5
Proceeds from issuance of debt	400.0	975.8
Payments on debt	(3.9)	(2.4)
Purchase of treasury stock	(227.9)	(295.8)
Dividends paid to stockholders	(822.4)	(808.3)
Other	85.9	80.8

NET CASH (USED)/PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	(883.2)	241.6

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2.6)	27.1

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	74.1

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	561.1	(26.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,201.0	2,243.0

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,762.1	$2,216.9

The accompanying notes are an integral part of this consolidated financial statement.

Notes to Consolidated Financial Statements

1.	The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K.

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

Notes to Consolidated Financial Statements (continued)

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires a variable interest entity (VIE) to be consolidated when a company is subject to the majority of the risk of loss from the VIE’s activities or is entitled to receive the majority of the entity’s residual returns, or both. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) which partially delayed the effective date of the interpretation to March 31, 2004 and added additional scope exceptions. Adoption of FIN 46R did not have a material impact on the Company’s financial position or results of operations.

2.	In 2004, as part of an ongoing compensation review, the Company made certain changes to its stock-based compensation programs. Under the new approach, the Company began granting performance share units (PSUs) and restricted stock units (RSUs), in addition to stock options, to certain management level employees. The financial value of individual stock-based incentive grants under the new approach is designed to be equivalent to the prior approach, only the mix of stock vehicles has changed. Both PSU and RSU payouts will be in shares of Company stock after the end of a three-year period, subject to the terms applicable to such awards. Additionally, PSU payouts will be contingent on achieving certain earnings per share related targets.

Employee stock-based compensation is recognized using the intrinsic value method. Generally, employee stock options are granted to purchase shares of Company stock at the fair market value at the time of grant. Accordingly, no compensation expense is recognized for the Company’s stock-based compensation programs other than for its employee performance-based awards (including PSUs), RSUs and options granted to employees of certain equity method investees.

Option grants beginning in 2002 generally vest ratably over three years, while grants prior to 2002 generally vest after five years. Prior to January 1, 2004, pro forma compensation expense for options with graded vesting terms has been calculated using the Black-Scholes model based on a single-option valuation approach using the straight-line method of amortization. In January 2004, the Company revised the assumptions utilized by the Black-Scholes model in determining pro forma compensation expense based on historical data, such that the expense is determined using separate expected term assumptions for each vesting tranche. As a result, beginning in January 2004, the Company has calculated pro forma compensation expense for any stock options granted since that time using the accelerated amortization method prescribed in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

The effect on net income and earnings per common share if the Company had applied the fair value method for recognizing employee stock-based compensation is as follows:

	($ in millions)
	Three Months
	Ended March 31
	2004	2003
Net income, as reported	$1,618.6	$1,710.4
Compensation expense, net of tax:
Reported	4.4	.7
Fair value method	(117.0)	(117.8)

Pro forma net income	$1,506.0	$1,593.3

Earnings per common share from continuing operations:
Assuming dilution – as reported	$.73	$.68
Assuming dilution – pro forma	$.67	$.64

Earnings per common share:
Basic – as reported	$.73	$.76
Basic – pro forma	$.68	$.71

Assuming dilution – as reported	$.73	$.76
Assuming dilution – pro forma	$.67	$.70

Notes to Consolidated Financial Statements (continued)

3.	In March, the Company acquired Aton Pharma, Inc. (Aton), a privately held biotechnology company focusing on the development of novel treatments for cancer and other serious diseases. Aton’s clinical pipeline of histone deacetylase inhibitors represents a class of anti-tumor agents with potential for efficacy based on a novel mechanism of action. Aton’s lead product candidate, suberoylanilide hydroxamic acid, known as SAHA, has been extensively studied in Phase I clinical trials and is currently in Phase II clinical trials for the treatment of cutaneous T-cell lymphoma. Consideration for the acquisition consisted of an upfront payment and may include contingent payments based upon the regulatory filing, approval and sale of products. In connection with the transaction, the Company recorded a charge of $125.5 million for acquired research associated with products in development for which, at the acquisition date, technological feasibility had not been established and no alternative future use existed. This charge was recorded in Research and development expense and was determined based upon the present value of projected future cash flows utilizing an income approach reflecting the appropriate risk-adjusted discount rate based on the product candidate’s stage of completion and its probability of technical and marketing success. The remaining net assets acquired in this transaction were not material. Because Aton was a development stage company that had not commenced its planned principal operations, the transaction was accounted for as an acquisition of assets rather than as a business combination and therefore, goodwill was not recorded. Aton’s results of operations have been included with the Company’s since the acquisition date.

4.	In February, Merck and H. Lundbeck A/S (Lundbeck) entered into an agreement for the exclusive U.S. development and commercialization of gaboxadol, a compound currently in Phase III development for the treatment of sleep disorders. Under the terms of the agreement, Merck made an initial payment of $70 million, recorded as Research and development expense in the Consolidated Statement of Income and may pay up to $200 million in additional milestone payments in the future. Merck and Lundbeck will jointly complete the ongoing Phase III clinical program, with Merck funding the majority of the remaining development activities.

5.	In March, Merck completed the sale of its 50-percent equity stake in Johnson & Johnson/MSD Europe, a non-prescription pharmaceuticals joint venture, to Johnson & Johnson for $244 million and recorded a $177 million gain in Other (income) expense, net in the Consolidated Statement of Income. In addition to the sales proceeds, Merck will continue to benefit through royalties on certain products. Merck has also regained the rights to potential future products that switch from prescription to over-the-counter status in Europe. Johnson & Johnson/Merck Consumer Pharmaceuticals Co., a 50/50 joint venture between Johnson & Johnson and Merck that operates in the United States and Canada, is unaffected by this transaction.

6.	In August 2003, Merck completed the spin-off of Medco Health Solutions, Inc. (Medco Health). Following the spin-off, the Company’s prior period Consolidated Statements of Income and Cash Flows and related disclosures have been restated to present the results of Medco Health separately as discontinued operations.

Summarized financial information for discontinued operations is as follows:

($ in millions)
Three Months
Ended March 31, 2003
Total net revenues	$7,817.0
Income before taxes	247.7
Taxes on income	82.3
Income, net of taxes	165.4

7.	In 2003, the Company announced the reduction of 4,400 positions worldwide as part of an effort to fundamentally lower its cost structure. Approximately 3,800 positions had been eliminated as of March 31, 2004 and the program is expected to be completed by the end of 2004. For the three months ended March 31, 2004, the Company recorded restructuring costs of $34.1 million in Marketing and administrative expense, of which $26.5 million related to employee severance benefits, $6.2 million related to termination charges on the Company’s pension and other postretirement benefit plans (see Note 13) and $1.4 million related to a modification in the terms of certain employees’ stock option grants. In 2003, the Company recorded restructuring costs of $194.6 million in Marketing and administrative expense, of which $101.8 million related to employee severance benefits, $86.0 million related to curtailment, settlement and termination charges on the Company’s pension and other postretirement benefit plans and $6.8 million related to a modification in the terms of certain employees’ stock option grants. Additional costs are expected to be incurred in 2004 as the program is completed.

Notes to Consolidated Financial Statements (continued)

     A summary of the employee severance liability is as follows:

($ in millions)
2003 Expense	$101.8
2003 Payments	(23.5)

Accrued balance as of December 31, 2003	78.3
First Quarter 2004 Expense	26.5
First Quarter 2004 Payments	(36.2)

Accrued balance as of March 31, 2004	$68.6

8.	Inventories consisted of:

	($ in millions)
	March 31	December 31
	2004	2003
Finished goods	$579.4	$552.5
Raw materials and work in process	2,352.5	2,309.8
Supplies	97.9	90.5

Total (approximates current cost)	3,029.8	2,952.8
Reduction to LIFO cost	—	—

	$3,029.8	$2,952.8

Recognized as:
Inventories	$2,658.6	$2,554.7
Other assets	371.2	398.1

Amounts recognized as Other assets consist of inventories held in preparation for product launches not expected to be sold within one year.

9.	In the first quarter of 2004, the Company issued $350.0 million of 2.5% three-year notes and $50.0 million of variable rate notes due in 2044 that are subject to repayment at the option of the holders on an annual basis. The Company also entered into an interest rate swap contract that effectively converts the 2.5% fixed rate notes to floating rate instruments. The interest rate swap is designated as a hedge of the fair value changes in the notes attributable to changes in the benchmark London Interbank Offered Rate (LIBOR) swap rate. The fair value changes in the notes are fully offset in interest expense by the fair value changes in the swap contract.

10.	The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including product liability, intellectual property and commercial litigation, as well as additional matters such as antitrust actions.

As previously disclosed, beginning in 1993, the Company was named in a number of antitrust suits, certain of which were certified as class actions, instituted by most of the nation’s retail pharmacies and consumers in several states, alleging antitrust violations. In 1994, these actions, except for those pending in state courts, were consolidated for pre-trial purposes in the federal court in Chicago, Illinois. In 1996, the Company and several other defendants settled the federal class action, which represented the single largest group of claims. Since that time, the Company has settled substantially all of the remaining cases on satisfactory terms. The Company has not engaged in any conspiracy and no admission of wrongdoing was made nor was included in any settlement agreements. While it is not feasible to predict the final outcome of the few remaining cases, in the opinion of the Company, these proceedings should not ultimately result in any liability which would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

As previously disclosed, Federal and state lawsuits involving numerous individual claims, as well as some putative class actions, have been filed against the Company with respect to Vioxx. Some of the lawsuits also name as a defendant Pfizer Inc., which markets a competing product. Certain of the lawsuits include allegations regarding gastrointestinal bleeding, cardiovascular events and kidney damage. The lawsuits have been filed in federal courts as well as in a number of state courts. While cases in other jurisdictions are proceeding separately, the actions filed in the state courts of California and New Jersey have been transferred to a single judge in each state for coordinated proceedings. The Company anticipates that one or more of the lawsuits in various jurisdictions may go to trial in the second half of 2004. Litigation is inherently subject to uncertainties and no assurance can be given on the outcome of any given trial. However, the Company believes that these lawsuits are without merit and will vigorously defend against them.

Notes to Consolidated Financial Statements (continued)

As previously disclosed, a number of purported class action lawsuits have been filed by several individual shareholders in the United States District Court for the Eastern District of Louisiana naming as defendants the Company and several current or former officers of the Company, and alleging that the defendants made false and misleading statements regarding the Company’s drug Vioxx in violation of the federal securities laws. The plaintiffs request certification of a class of purchasers of the Company’s common stock between May 22, 1999 and October 22, 2003, and seek unspecified compensatory damages and the costs of suit, including attorney fees. The Company believes that these lawsuits are without merit and will vigorously defend against them.

As previously disclosed, the Company is a party in claims brought under the Consumer Protection Act of 1987 in the United Kingdom, which allege that certain children suffer from a variety of conditions as a result of being vaccinated with various bivalent vaccines for measles and rubella and/or trivalent vaccines for measles, mumps and rubella, including the Company’s M-M-R II. In early September 2003, the Legal Services Commission announced its decision to withdraw public funding of the litigation brought by the claimants. This decision was confirmed on appeal by the Funding Review Committee on September 30, 2003. The claimants’ application for judicial review of the decision to withdraw public funding has been dismissed. The lead claimants have decided not to apply to the Court of Appeal for permission to appeal that decision. The April 2004 trial date has been vacated and each claimant has been ordered to indicate by May 14 whether he or she intends to discontinue or proceed with their claim. Directions from the Judge for the future conduct of the litigation will be made at a case management hearing in July. The Company believes that these lawsuits are without merit and will vigorously defend against them.

As previously disclosed, the Company is also a party to individual and class action product liability lawsuits and claims in the United States involving pediatric vaccines (i.e., hepatitis B vaccine and haemophilus influenza type b vaccine) that contained thimerosal, a preservative used in vaccines. Other defendants include vaccine manufacturers who produced pediatric vaccines containing thimerosal as well as manufacturers of thimerosal. In these actions, the plaintiffs allege, among other things, that they have suffered neurological and other injuries as a result of having thimerosal introduced into their developing bodies. The Company has been successful in having many of these cases either dismissed or stayed on the ground that the National Vaccine Injury Compensation Program (NVICP) prohibits any person from filing or maintaining a civil action seeking damages against a vaccine manufacturer for vaccine-related injuries unless a petition is first filed in the United States Court of Federal Claims. A number of similar cases (M-M-R II alone and/or thimerosal-containing vaccines) have been filed in the United States Court of Federal Claims under the NVICP for a determination first on general causation issues. The Company believes that these lawsuits and claims are without merit and will vigorously defend against them in the proceedings in which it is a party.

In March 2004, two shareholder derivative actions were filed in federal court in New Orleans naming the Company and certain members of the Board (past and present), together with certain executive officers, as defendants. The complaints arise out of substantially the same factual allegations that are made in the Vioxx-related federal securities putative class actions filed against the Company, which principally allege that the Company made false and misleading statements regarding Vioxx. The derivative suits, which are purportedly brought to assert rights of the Company, assert claims against the Board members and officers for breach of fiduciary duty, waste of corporate assets and unjust enrichment. The court has consolidated the shareholder derivative actions with the securities actions. The Company believes that the lawsuits are without merit.

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

Notes to Consolidated Financial Statements (continued)

11.	The IRS has substantially completed its examination of the Company’s tax returns for the years 1993 to 1996 and on April 28, 2004 issued a preliminary notice of deficiency with respect to a partnership transaction entered into in 1993. Specifically, the IRS is proposing to disallow certain royalty and other expenses claimed as deductions on the 1993-1996 tax returns of the Company. The Company anticipates receiving a similar notice for 1997-1999, shortly. If the IRS ultimately prevails in its positions, the Company’s income tax due for the years, 1993-1999, would increase by approximately $970 million plus interest to date of approximately $490 million. The IRS will likely make similar claims for years subsequent to 1999 in future audits with respect to this transaction. The potential disallowance for these later years, computed on a similar basis to the 1993-1999 disallowances, would be approximately $540 million plus interest to date of approximately $40 million. The IRS has proposed penalties on the Company with respect to all periods that have been examined and the Company anticipates the IRS would seek to impose penalties on all other periods.

The Company vigorously disagrees with the proposed adjustments and intends to aggressively contest this matter through applicable IRS and judicial procedures, as appropriate. Although the final resolution of the proposed adjustments is uncertain and involves unsettled areas of the law, based on currently available information, the Company has provided for the best estimate of the probable tax liability for this matter. While the resolution of the issue may result in tax liabilities which are significantly higher or lower than the reserves established for this matter, management currently believes that the resolution will not have a material effect on the Company’s financial position or liquidity. However, an unfavorable resolution could have a material effect on the Company’s results of operations or cash flows in the quarter in which an adjustment is recorded or the tax is due or paid.

12.	Net sales consisted of:

	($ in millions)
	Three Months
	Ended March 31
	2004	2003
Atherosclerosis	$1,304.3	$1,191.6
Hypertension/heart failure	827.2	846.0
Osteoporosis	759.0	794.7
Anti-inflammatory/analgesics	705.6	533.5
Respiratory	623.0	464.6
Anti-bacterial/anti-fungal	268.3	230.7
Vaccines/biologicals	228.9	241.4
Urology	174.8	130.7
Ophthalmologicals	171.9	146.3
Human immunodeficiency virus (HIV)	64.2	83.3
Other	503.6	908.6

	$5,630.8	$5,571.4

Sales by individual therapeutic class are presented net of rebates and discounts. Other primarily includes sales of other human pharmaceuticals, also net of rebates and discounts, and pharmaceutical and animal health supply sales to the Company’s joint ventures and AstraZeneca LP.

13.	The Company has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. The net cost of such plans consisted of the following components:

	($ in millions)
	Three Months
	Ended March 31
	2004	2003
Service cost	$70.5	$58.7
Interest cost	63.9	58.6
Expected return on plan assets	(80.9)	(76.4)
Net amortization	29.9	27.4
Termination benefits	5.5	—

	$88.9	$68.3

Notes to Consolidated Financial Statements (continued)

The Company provides medical, dental and life insurance benefits, principally to its eligible U.S. retirees and similar benefits to their dependants, through its other postretirement benefits plans. The net cost of such plans consisted of the following components:

	($ in millions)
	Three Months
	Ended March 31
	2004	2003
Service cost	$25.9	$17.0
Interest cost	32.1	22.6
Expected return on plan assets	(23.5)	(15.5)
Net amortization	9.8	7.0
Termination benefits	.7	—

	$45.0	$31.1

The Company recorded termination charges of $5.5 million on its pension plans and $0.7 million on its other postretirement benefit plans related to expanded eligibility for certain employees under the restructuring action (see Note 7).

14.	Other (income) expense, net, consisted of:

	($ in millions)
	Three Months
	Ended March 31
	2004	2003
Interest income	$(65.7)	$(87.4)
Interest expense	72.8	95.2
Exchange gains	(7.8)	(7.1)
Minority interests	39.6	51.8
Amortization of other intangibles	37.3	31.3
Other, net	(317.1)	(36.0)

	$(240.9)	$47.8

Minority interests include third parties’ share of exchange gains and losses arising from translation of the financial statements into U.S. dollars.

The change in Other, net for the three months ended March 31, 2004 reflects the gain on the divestiture of Merck’s 50-percent equity stake in Johnson & Johnson/MSD Europe, as well as realized gains on the Company’s investment portfolios.

Interest paid for the three-month periods ended March 31, 2004 and 2003 was $88.5 million and $111.9 million, respectively.

15.	The weighted average common shares used in the computations of basic earnings per common share and earnings per common share assuming dilution (shares in millions) are as follows:

	Three Months
	Ended March 31
	2004	2003
Average common shares outstanding	2,222.6	2,244.3
Common shares issuable(1)	9.9	17.8

Average common shares outstanding assuming dilution	2,232.5	2,262.1

(1)	Issuable primarily under stock-based compensation programs, including unvested PSUs and RSUs.

16.	Comprehensive income for the three months ended March 31, 2004 and 2003, representing all changes in stockholders’ equity during the period other than changes resulting from the Company’s stock, was $1,633.5 million and $1,700.2 million, respectively.

Notes to Consolidated Financial Statements (continued)

17.	The Company’s operations are principally managed on a products basis. The Merck Pharmaceutical segment includes products marketed either directly or through joint ventures. These products consist of therapeutic and preventive agents, sold by prescription, for the treatment of human disorders. All Other includes non-reportable human and animal health segments.

Revenues and profits for these segments are as follows:

	($ in millions)
	Three Months
	Ended March 31
	2004	2003
Segment revenues:
Merck Pharmaceutical	$5,291.5	$5,231.4
All Other	276.3	285.2

	$5,567.8	$5,516.6

Segment profits:
Merck Pharmaceutical	$3,404.7	$3,326.7
All Other	266.1	253.0

	$3,670.8	$3,579.7

Segment profits are comprised of segment revenues less certain elements of materials and production costs and operating expenses, including components of equity income (loss) from affiliates and depreciation and amortization expenses. For internal management reporting presented to the chief operating decision maker, the Company does not allocate the vast majority of indirect production costs, research and development expenses and general and administrative expenses, as well as the cost of financing these activities. Separate divisions maintain responsibility for monitoring and managing these costs, including depreciation related to fixed assets utilized by these divisions and, therefore, they are not included in segment profits.

A reconciliation of segment profits to total income from continuing operations before taxes is as follows:

	($ in millions)
	Three Months
	Ended March 31
	2004	2003
Segment profits	$3,670.8	$3,579.7
Other profits	39.4	39.8
Adjustments	115.9	99.5
Unallocated:
Interest income	65.7	87.4
Interest expense	(72.8)	(95.2)
Equity income (loss) from affiliates	42.5	(1.8)
Depreciation and amortization	(309.9)	(282.5)
Research and development	(996.3)	(810.7)
Other expenses, net	(212.4)	(400.0)

	$2,342.9	$2,216.2

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Results

Earnings per share for the first quarter of 2004 were $0.73, a 7% increase over earnings per share from continuing operations* in the same period in 2003. Net income was $1,618.6 million, compared to income from continuing operations of $1,545.0 million in the first quarter of last year. Worldwide sales were $5.6 billion for the quarter.

Total sales increased 1% for the quarter, reflecting strong growth in Merck’s major in-line franchises, offset by lower revenues from Merck’s relationship with AstraZeneca LP, which were primarily driven by generic competition for Prilosec. Merck’s major in-line franchises collectively grew 11%. Overall, first-quarter sales performance included a 5-point favorable effect from foreign exchange. Sales outside of the United States accounted for 42% of first-quarter sales, compared to 38% of sales for the first quarter of 2003.

The Company’s gross margin was 80.2% in the 2004 first quarter compared to 80.6% in the first quarter of 2003, reflecting the impact of changes in product mix.

Marketing and administrative expenses increased 6% compared to the first quarter of 2003. Excluding the impact of $34 million for restructuring costs related to position eliminations, marketing and administrative expenses increased 4% for the quarter. The Company is on track to eliminate 4,400 positions worldwide. Approximately 3,800 positions had been eliminated as of March 31. This program, which was announced in October 2003, will be completed by the end of 2004.

Also contributing to Merck’s results in the first quarter was Other Income of $241 million, which includes a $177 million gain on the sale of Merck’s 50-percent equity stake in Johnson & Johnson/MSD Europe and realized gains on the Company’s investment portfolios.

The effective tax rate of 30.9% in the first quarter reflects the impact of product mix, changes in the Company’s tax reserve position and the nondeductibility of the acquired research expense in connection with the Aton acquisition.

Merck complements its internal research program with an aggressive licensing and external alliance strategy across the entire spectrum of collaborations from early research to late-stage compounds, as well as new technologies and targeted acquisitions. Research and development expenses increased 23% during the first quarter, reflecting acquired research resulting from the acquisition of Aton Pharma, Inc. (Aton), as well as licensing activities, including the Company’s collaboration with H. Lundbeck A/S (Lundbeck).

In February, Merck and Lundbeck entered into an agreement for the exclusive U.S. development and commercialization of gaboxadol, a compound currently in Phase III development for the treatment of sleep disorders. Under the terms of the agreement, Lundbeck received an initial payment of $70 million and may receive up to $200 million in additional milestone payments. Merck and Lundbeck will jointly complete the ongoing Phase III clinical program, with Merck funding the majority of the remaining development activities. The companies anticipate that Merck will file a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) between late 2006 and mid-2007. Following FDA approval, the companies plan to co-promote gaboxadol in the United States. Lundbeck will receive a share of gaboxadol sales in the United States.

On April 28, 2004, Merck and Bristol-Myers Squibb Company announced that the companies have entered into a global collaborative agreement for muraglitazar, Bristol-Myers Squibb’s dual PPAR (peroxisome proliferator-activated receptor) agonist, currently in Phase III clinical development for use in treating both blood glucose and lipid abnormalities in patients with type 2 diabetes. Under the terms of the agreement, Bristol-Myers Squibb will receive a $100 million upfront payment and $275 million in additional payments based upon the achievement of certain regulatory milestones. The companies will jointly develop the clinical and marketing strategy for muraglitazar and share equally in future development and commercialization costs. Both companies will co-promote the product to physicians on a global basis, and Merck will receive payments based on net sales levels. It is expected that muraglitazar will be submitted within the next nine to 12 months for U.S. regulatory approval. In addition, Merck received rights to co-develop and jointly commercialize a back-up compound to muraglitazar, which is entering Phase II clinical trials for the treatment of diabetes.

In March, Merck acquired Aton, a privately held biotechnology company focusing on the development of novel treatments for cancer and other serious diseases. The acquisition resulted in $125 million of acquired research expense in the first quarter. Former shareholders of Aton will receive additional payments which are contingent upon regulatory filing, approval, and sale of certain Aton products.

*	Continuing operations exclude only the results from Medco Health Solutions, Inc., which was spun off on Aug. 19, 2003.

In March, Merck completed its acquisition of Banyu Pharmaceutical Co., Ltd. Full ownership of Banyu enhances Merck’s position in Japan, the world’s second-largest pharmaceutical market, while simultaneously strengthening the Company’s position as one of the world’s largest research-based pharmaceutical companies. The acquisition of Banyu expands the Company’s network of wholly owned operations to every major market of the world.

Also in March, Merck completed the sale of its 50-percent equity stake in Johnson & Johnson/MSD Europe, a non-prescription pharmaceuticals joint venture, to Johnson & Johnson. In addition to an upfront payment, Merck will continue to benefit through royalties on certain products. Merck has also regained the rights to potential future products that switch from prescription to over-the-counter status in Europe. Johnson & Johnson/Merck Consumer Pharmaceuticals Co., a 50/50 joint venture between Johnson & Johnson and Merck that operates in the United States and Canada, is unaffected by this transaction.

Merck’s largest products, which continue to benefit from ongoing clinical studies and new treatment options, drove the Company’s sales. Each of Merck’s major in-line franchises ranks either No. 1 or 2 in its class, in terms of sales, worldwide.

Merck implemented a new U.S. wholesaler distribution program during the fourth quarter of 2003. As a result of the program, inventory levels at key wholesalers for each of the major products approximate two to three weeks of supply. Implementation of the program had an estimated $100 million overall residual buy-out effect on first-quarter 2004 revenues.

Zocor, Merck’s statin for modifying cholesterol, achieved worldwide sales of $1.3 billion in the first quarter, an increase of 10% from the comparable prior year period. U.S. mail-order-adjusted prescription levels for Zocor increased by approximately 5% during the quarter. Merck continues to promote the landmark Heart Protection Study (HPS) to physicians and consumers. The HPS demonstrated that Zocor 40 mg, along with diet, is the first and only cholesterol-lowering medicine proven to reduce the risk of heart attacks and stroke in people with heart disease or diabetes, regardless of cholesterol level.

During the first quarter of 2004, Fosamax continued as the most-prescribed medicine worldwide for the treatment of postmenopausal, male and glucocorticoid-induced osteoporosis, with $759 million in global sales, a decrease of 4% from the comparable prior year period. U.S. mail-order-adjusted prescription levels for Fosamax increased by 3% during the quarter.

Results from the longest prospective clinical trial in the treatment of postmenopausal osteoporosis were published in March in the New England Journal of Medicine. The study showed that postmenopausal women taking Fosamax maintained or continued to experience increases in bone mineral density at the hip and spine through 10 years of treatment.

Global sales of Merck’s antihypertensive medicines, Cozaar and Hyzaar**, reached $629 million for the quarter, a decrease of 1% from the comparable prior year period. Cozaar and Hyzaar compete in the fastest-growing class in the antihypertensive market, angiotensin II antagonists (AIIA). Cozaar is the second-most-frequently prescribed AIIA in the United States and the largest-selling AIIA in Europe. U.S. mail-order-adjusted prescription levels for Cozaar and Hyzaar increased by 8% during the quarter.

Worldwide sales of Singulair, a once-a-day oral medicine indicated for the treatment of chronic asthma and the relief of symptoms of seasonal allergic rhinitis, reached $623 million in the first quarter, an increase of 34% from the comparable prior year period. U.S. mail-order-adjusted prescription levels for Singulair increased by 32% during the quarter.

Sales in the first quarter were driven by strong performance in the asthma market, as well as in the seasonal allergic rhinitis market. Singulair continues to be the second-most-prescribed product in the overall respiratory market in the United States and the largest-selling asthma controller brand in pediatrics worldwide.

Worldwide sales of Vioxx, Merck’s arthritis and pain medicine, reached $661 million for the first quarter of 2004, an increase of 30% from the comparable prior year period. U.S. mail-order-adjusted prescription levels for Vioxx decreased by 3% during the quarter. In markets outside of the United States, Vioxx continues to be the best-selling arthritis and pain medicine.

**	Cozaar and Hyzaar are registered trademarks of E.I. DuPont de Nemours & Company, Wilmington, Del.

On March 26, the FDA approved a supplemental New Drug Application (sNDA) for Vioxx for the acute treatment of migraine attacks with or without aura in adults. Vioxx is the first and only coxib approved to relieve migraine pain and associated migraine symptoms. During the first quarter, the FDA also accepted for filing another sNDA for Vioxx based on studies in juvenile rheumatoid arthritis, and has granted an additional six months of marketing exclusivity in the United States for Vioxx based on that filing. Indications for Vioxx for migraine and juvenile rheumatoid arthritis also are being sought outside of the United States.

Global sales of Arcoxia reached $30 million in the first quarter of 2004. To date, Arcoxia has been launched in 44 countries outside of the United States, most recently in Italy, Portugal and Belgium. Additional launches will continue in other countries throughout the year.

On March 12, the FDA accepted for filing Merck’s NDA for Arcoxia. The NDA seeks indications for Arcoxia for the treatment of osteoarthritis, rheumatoid arthritis, chronic low-back pain, acute pain, dysmenorrhea, acute gouty arthritis and ankylosing spondylitis. No other coxib currently has indications for chronic low-back pain, acute gouty arthritis or ankylosing spondylitis.

Results from a new acute gouty arthritis study for Arcoxia were published in the February issue of Arthritis & Rheumatism. The study showed that Arcoxia 120 mg once daily provided the same degree of pain relief as indomethacin (50 mg three times daily) – the standard treatment for acute gouty arthritis – and confirmed earlier findings showing Arcoxia offered a similar clinical benefit to indomethacin.

Sales of Merck’s other promoted medicines and vaccines during the first quarter were $1.2 billion, compared to $1.1 billion for the same period of last year. These products treat or prevent a broad range of conditions.

Global sales of Zetia (branded “Ezetrol” outside of the United States), the cholesterol absorption inhibitor developed and marketed by Merck/Schering-Plough Pharmaceuticals, reached $190 million in the first quarter of 2004. More than 7.5 million prescriptions have been written in the United States since the U.S. launch of Zetia in mid-November 2002, according to IMS Health. Zetia currently accounts for more than 5 percent of new prescriptions in the cholesterol-lowering class and is now reimbursed for nearly 90 percent of all patients in managed care plans across the United States. To date, Ezetrol has been launched in more than 40 countries outside of the United States. More markets are expected to launch Ezetrol in 2004 upon completion of pricing/reimbursement national processes.

Results from the EASE (Ezetimibe Add-On to Statin for Effectiveness) trial of 3,030 patients, which were presented at the American College of Cardiology (ACC) meeting in March, showed that adding 10 mg of Zetia to ongoing stable statin therapy lowered LDL (“bad cholesterol”) by an additional 26 percent, compared to the 3 percent decrease seen in patients continuing their stable dose of statin monotherapy over the course of the six-week trial. These results were consistently seen across a number of pre-specified treatment groups such as age, gender and the medical conditions diabetes and metabolic syndrome.

Merck/Schering-Plough Pharmaceuticals submitted an NDA for Vytorin (ezetimibe/simvastatin) to the FDA on September 24, 2003. The filing was accepted by the FDA for standard review on November 23, 2003. Vytorin is the first product to target the body’s two sources of cholesterol through dual inhibition – inhibiting both cholesterol production in the liver and absorption in the intestine. Vytorin (branded “Inegy” in many countries outside of the United States) has recently been launched in Germany and Mexico.

Results from clinical trials conducted in support of Vytorin, also presented at the ACC meeting, demonstrated that patients taking ezetimibe with simvastatin, the active ingredients in Vytorin, achieved reductions in LDL ranging from 46 to 61 percent. Moreover, the studies demonstrated that patients taking ezetimibe with simvastatin achieved significantly greater reductions in LDL than with Lipitor or Zocor across the dosage ranges.

Financial Guidance for 2004

Worldwide net sales will be driven by the Company’s major in-line products, including the impact of new studies and indications. Sales forecasts for those products for 2004 are as follows: Zocor $4.9 to $5.1 billion, Fosamax $3.0 to $3.2 billion, Cozaar and Hyzaar $2.7 to $2.9 billion, coxibs (Vioxx and Arcoxia) $2.6 to $2.8 billion, and Singulair $2.4 to $2.7 billion.

Under an agreement with AstraZeneca (AZN), Merck receives revenue at predetermined rates on the U.S. sales of certain products by AZN, most notably Prilosec and Nexium. In 2004, Merck anticipates these revenues to be approximately $1.6 to $1.8 billion.

The income contribution related to the Merck and Schering-Plough collaboration is expected to be positive in 2004. Equity income from affiliates includes the results of the Merck and Schering-Plough collaboration combined with the results of Merck’s other joint venture relationships. Equity income from affiliates is expected to be approximately $800 to $900 million for 2004.

Merck continues to expect that manufacturing productivity will offset inflation on product costs.

Product gross margin percentage is estimated to be approximately 80% to 81% as a result of changes to the sales mix.

Research and development expense (which excludes joint ventures) is anticipated to increase at a high-teens percentage growth rate over the full-year 2003 level. This guidance includes acquired research and development expenses in 2003 and 2004.

Consolidated marketing and administrative expense is estimated to be at the same level as the full-year 2003 expense. This guidance excludes restructuring costs in 2003 and 2004.

The consolidated 2004 tax rate is estimated to be approximately 28% to 29%.

Merck plans to continue its stock buyback program in 2004. As of March 31, $9.3 billion remains under the current buyback authorizations approved by Merck’s Board of Directors.

The Company is on track to eliminate 4,400 positions worldwide. Approximately 3,800 positions had been eliminated as of March 31. This program, which was announced in October 2003, will be completed by the end of 2004. Restructuring costs for full-year 2004 are expected to be approximately $75 to $125 million. When complete, the cost reductions are expected to generate annual savings of payroll and benefits costs of $250 to $300 million starting in 2005.

Given these guidance elements, and including the effect of the restructuring, Merck anticipates full-year 2004 earnings per share (EPS) of $3.11 to $3.17 and second-quarter EPS of $0.78 to $0.82.

Liquidity and Capital Resources
($ in millions)	March 31, 2004	December 31, 2003
Cash, cash equivalents and short-term investments	$5,311.9	$4,173.0
Working capital	$2,847.1	$1,957.6
Total debt to total liabilities and equity	16.5%	16.7%

Cash provided by operations continues to be the Company’s primary source of funds to finance operating needs and capital expenditures. Net cash provided by operating activities totaled $1.8 billion and $1.7 billion for the three months ended March 31, 2004 and 2003, respectively.

Capital expenditures for the three months totaled $322.8 million and $421.1 million in 2004 and 2003, respectively. Capital expenditures for the full year 2004 are expected to approximate $1.9 billion.

Dividends paid to stockholders totaled $822.4 million and $808.3 million for the first three months of 2004 and 2003, respectively. In February 2004, the Board of Directors declared a quarterly dividend of 37 cents per share on the Company’s common stock for the second quarter of 2004.

During the first quarter, the Company purchased $227.9 million of its Common Stock (4.9 million shares) for its Treasury. The Company has approximately $9.3 billion remaining under the July 2002 treasury stock purchase authorization.

Other Matters

The IRS has substantially completed its examination of the Company’s tax returns for the years 1993 to 1996 and on April 28, 2004 issued a preliminary notice of deficiency with respect to a partnership transaction entered into in 1993. Specifically, the IRS is proposing to disallow certain royalty and other expenses claimed as deductions on the 1993-1996 tax returns of the Company. The Company anticipates receiving a similar notice for 1997-1999, shortly. If the IRS ultimately prevails in its positions, the Company’s income tax due for the years, 1993-1999, would increase by approximately $970 million plus interest to date of approximately $490 million. The IRS will likely make similar claims for years subsequent to 1999 in future audits with respect to this transaction. The potential disallowance for these later years, computed on a similar basis to the

1993-1999 disallowances, would be approximately $540 million plus interest to date of approximately $40 million. The IRS has proposed penalties on the Company with respect to all periods that have been examined and the Company anticipates the IRS would seek to impose penalties on all other periods.

The Company vigorously disagrees with the proposed adjustments and intends to aggressively contest this matter through applicable IRS and judicial procedures, as appropriate. Although the final resolution of the proposed adjustments is uncertain and involves unsettled areas of the law, based on currently available information, the Company has provided for the best estimate of the probable tax liability for this matter. While the resolution of the issue may result in tax liabilities which are significantly higher or lower than the reserves established for this matter, management currently believes that the resolution will not have a material effect on the Company’s financial position or liquidity. However, an unfavorable resolution could have a material effect on the Company’s results of operations or cash flows in the quarter in which an adjustment is recorded or the tax is due or paid.

Legal Proceedings

As previously disclosed, the Company is a party in claims brought under the Consumer Protection Act of 1987 in the United Kingdom, which allege that certain children suffer from a variety of conditions as a result of being vaccinated with various bivalent vaccines for measles and rubella and/or trivalent vaccines for measles, mumps and rubella, including the Company’s M-M-R II. In early September 2003, the Legal Services Commission announced its decision to withdraw public funding of the litigation brought by the claimants. This decision was confirmed on appeal by the Funding Review Committee on September 30, 2003. The claimants’ application for judicial review of the decision to withdraw public funding has been dismissed. The lead claimants have decided not to apply to the Court of Appeal for permission to appeal that decision. The April 2004 trial date has been vacated and each claimant has been ordered to indicate by May 14 whether he or she intends to discontinue or proceed with their claim. Directions from the Judge for the future conduct of the litigation will be made at a case management hearing in July. The Company believes that these lawsuits are without merit and will vigorously defend against them.

In March 2004, two shareholder derivative actions were filed in federal court in New Orleans naming the Company and certain members of the Board (past and present), together with certain executive officers, as defendants. The complaints arise out of substantially the same factual allegations that are made in the Vioxx-related federal securities putative class actions filed against the Company, which principally allege that the Company made false and misleading statements regarding Vioxx. The derivative suits, which are purportedly brought to assert rights of the Company, assert claims against the Board members and officers for breach of fiduciary duty, waste of corporate assets and unjust enrichment. The court has consolidated the shareholder derivative actions with the securities actions. The Company believes that the lawsuits are without merit.

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

The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors described in the Company’s filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K (if any). In Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 10, 2004, the Company discusses in more detail various important factors that could cause actual results to differ from expected or historic results. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.

Part II — Other Information

Item 1. Legal Proceedings

Information with respect to certain legal proceedings is incorporated by reference from Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part 1 of this report.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer purchases of equity securities for the three month period ended March 31, 2004 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

			($ in millions)
			Approximate Dollar Value of
	Total Number of		Shares That May Yet Be
	Shares	Average Price	Purchased Under the
Period	Purchased (1)	Paid Per Share	Plans or Programs(1)
Jan 1 – Jan 31, 2004	1,620,100	$46.84	$9,443.8
Feb 1 – Feb 29, 2004	1,239,300	$48.49	$9,383.7
Mar 1 – Mar 31, 2004	2,022,300	$45.46	$9,291.7

Total (YTD Mar 2004)	4,881,700	$46.69	$9,291.7

(1)	All shares purchased during the period were made as part of a plan announced in July 2002 to purchase $10 billion in Merck shares.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Number	Description
3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (September 1, 2000)
- Incorporated by reference to Form 10-Q Quarterly Report for the period ended
September 30, 2000

3.2	By-Laws of Merck & Co., Inc. (as amended effective February 25, 1997) - Incorporated by reference to Form 10-Q Quarterly Report for the period ended March 31, 1997

12	Computation of Ratios of Earnings to Fixed Charges

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(b)	Reports on Form 8-K

     During the three-month period ending March 31, 2004, the Company:

(1)	furnished one Current Report on Form 8-K pursuant to Item 9 — Regulation FD Disclosure and Item 12 — Results of Operations and Financial Condition: Report dated and furnished January 27, 2004, regarding earnings for the fourth quarter 2003 and certain supplemental information; and

(2)	filed two Current Reports on Form 8-K under Item 5 - Other Events:

(i)	Report dated February 4, 2004 and filed February 10, 2004, regarding an Underwriting Agreement the Company entered into with Citigroup Global Markets Inc. and Morgan Stanley & Co. Incorporated

(ii)	Report dated and filed February 26, 2004, regarding the Company’s Financial Statements, Notes to Consolidated Financial Statements and Report of Independent Auditors

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCK & CO., INC.

Date: May 7, 2004	/s/ Kenneth C. Frazier

KENNETH C. FRAZIER
Senior Vice President and General Counsel

Date: May 7, 2004	/s/ Richard C. Henriques

RICHARD C. HENRIQUES
Vice President, Controller

EXHIBIT INDEX

Number	Description
3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (September 1, 2000) – Incorporated by reference to Form 10-Q Quarterly Report for the period ended September 30, 2000

3.2	By-Laws of Merck & Co., Inc. (as amended effective February 25, 1997) – Incorporated by reference to Form 10-Q Quarterly Report for the period ended March 31, 1997

12	Computation of Ratios of Earnings to Fixed Charges

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer