Form 10-Q
period 2004-06-30
MERCK & CO INC
filed 2004-08-06
CIK 64978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 1-3305

MERCK & CO., INC.

P. O. Box 100
One Merck Drive
Whitehouse Station, N.J. 08889-0100
(908) 423-1000

Incorporated in New Jersey	I.R.S. Employer Identification
No. 22-1109110

The number of shares of common stock outstanding as of the close of business on July 30, 2004:

Class	Number of Shares Outstanding

Common Stock	2,218,705,689

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
Signatures
EXHIBIT INDEX
PLAN FOR DEFERRED PAYMENT OF DIRECTORS COMPENSATION
MERCK & CO., INC. DEFERRAL PROGRAM
COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
CERTIFICATION
CERTIFICATION
CERTIFICATION
CERTIFICATION

Part I - Financial Information

Item 1. Financial Statements

MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF INCOME
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Unaudited, $ in millions except per share amounts)

	Three Months		Six Months
	Ended June 30		Ended June 30
	2004	2003	2004	2003
Sales	$6,021.7	$5,525.4	$11,652.6	$11,096.8

Costs, Expenses and Other
Materials and production	1,131.3	988.5	2,247.1	2,068.6
Marketing and administrative	1,616.2	1,589.9	3,227.6	3,103.9
Research and development	986.0	786.4	1,982.3	1,597.1
Equity income from affiliates	(220.5)	(187.4)	(415.2)	(284.7)
Other (income) expense, net	69.9	(121.8)	(170.9)	(74.0)

	3,582.9	3,055.6	6,870.9	6,410.9

Income from Continuing Operations Before Taxes	2,438.8	2,469.8	4,781.7	4,685.9
Taxes on Income	670.7	685.3	1,395.0	1,356.5

Income from Continuing Operations	1,768.1	1,784.5	3,386.7	3,329.4
Income from Discontinued Operations, Net of Taxes	—	82.5	—	248.0

Net Income	$1,768.1	$1,867.0	$3,386.7	$3,577.4

Basic Earnings per Common Share
Continuing Operations	$.80	$.80	$1.52	$1.48
Discontinued Operations	—	.04	—	.11

Net Income	$.80	$.83 *	$1.52	$1.60 *

Earnings per Common Share Assuming Dilution
Continuing Operations	$.79	$.79	$1.52	$1.47
Discontinued Operations	—	.04	—	.11

Net Income	$.79	$.83	$1.52	$1.58

Dividends Declared per Common Share	$.37	$.36	$.74	$.72

*Amount does not add as a result of rounding.

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2004 AND DECEMBER 31, 2003
(Unaudited, $ in millions)

	June 30	December 31
	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$1,599.8	$1,201.0
Short-term investments	4,577.3	2,972.0
Accounts receivable	3,888.6	4,023.6
Inventories	2,520.8	2,554.7
Prepaid expenses and taxes	701.9	775.9

Total current assets	13,288.4	11,527.2

Investments	7,205.4	7,941.2
Property, Plant and Equipment, at cost, net of allowance for depreciation of $7,502.4 in 2004 and $7,124.7 in 2003	14,299.3	14,169.0
Goodwill	1,085.7	1,085.4
Other Intangibles, net	769.5	864.0
Other Assets	5,206.3	5,000.7

	$41,854.6	$40,587.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loans payable and current portion of long-term debt	$1,710.8	$1,700.0
Trade accounts payable	469.9	520.5
Accrued and other current liabilities	3,759.8	3,987.5
Income taxes payable	2,919.2	2,538.9
Dividends payable	821.9	822.7

Total current liabilities	9,681.6	9,569.6

Long-Term Debt	4,894.2	5,096.0

Deferred Income Taxes and Noncurrent Liabilities	6,396.5	6,430.3

Minority Interests	3,914.9	3,915.2

Stockholders’ Equity
Common stock
Authorized - 5,400,000,000 shares
Issued - 2,976,230,393 shares	29.8	29.8
Other paid-in capital	6,899.0	6,956.6
Retained earnings	35,883.8	34,142.0
Accumulated other comprehensive (loss)/income	(49.6)	65.5

	42,763.0	41,193.9
Less treasury stock, at cost
756,134,851 shares - June 30, 2004
754,466,884 shares - December 31, 2003	25,795.6	25,617.5

Total stockholders’ equity	16,967.4	15,576.4

	$41,854.6	$40,587.5

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Unaudited, $ in millions)

	Six Months
	Ended June 30
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net Income	$3,386.7	$3,577.4
Less: Income from discontinued operations, net of tax	—	248.0

Income from continuing operations	3,386.7	3,329.4
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	700.5	666.9
Deferred income taxes	188.0	229.4
Other	(67.0)	(185.9)
Net changes in assets and liabilities	(31.9)	(784.3)

NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS	4,176.3	3,255.5

CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Capital expenditures	(762.1)	(903.1)
Purchase of securities, subsidiaries and other investments	(26,708.0)	(27,771.4)
Proceeds from sale of securities, subsidiaries and other investments	25,869.3	26,563.0
Banyu acquisition	(10.1)	(1,389.5)
Other	(1.5)	(4.1)

NET CASH USED BY INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(1,612.4)	(3,505.1)

CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Net change in short-term borrowings	(548.1)	469.8
Proceeds from issuance of debt	405.1	1,263.4
Payments on debt	(4.0)	(146.3)
Purchase of treasury stock	(444.0)	(772.5)
Dividends paid to stockholders	(1,645.8)	(1,616.4)
Other	75.9	180.2

NET CASH USED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	(2,160.9)	(621.8)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(4.2)	101.0

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	192.1

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	398.8	(578.3)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,201.0	2,243.0

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,599.8	$1,664.7

The accompanying notes are an integral part of this consolidated financial statement.

Notes to Consolidated Financial Statements

1.	The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K.

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

2.	In 2004, as part of an ongoing compensation review, the Company made certain changes to its stock-based compensation programs. Under the new approach, the Company began granting performance share units (PSUs) and restricted stock units (RSUs), in addition to stock options, to certain management level employees. The financial value of individual stock-based incentive grants under the new approach is designed to be equivalent to the prior approach, only the mix of stock vehicles has changed. Both PSU and RSU payouts will be in shares of Company stock after the end of a three-year period, subject to the terms applicable to such awards. Additionally, PSU payouts will be contingent on the Company achieving certain earnings per share related targets.

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

The effect on net income and earnings per common share if the Company had applied the fair value method for recognizing employee stock-based compensation is as follows:

	($ in millions)
	Three Months		Six Months
	Ended June 30		Ended June 30
	2004	2003	2004	2003
Net income, as reported	$1,768.1	$1,867.0	$3,386.7	$3,577.4
Compensation expense, net of tax:
Reported	5.9	1.9	10.3	2.6
Fair value method	(122.5)	(125.4)	(239.5)	(243.2)

Pro forma net income	$1,651.5	$1,743.5	$3,157.5	$3,336.8

Earnings per common share from continuing operations:
Assuming dilution – as reported	$.79	$.79	$1.52	$1.47
Assuming dilution – pro forma	$.74	$.74	$1.41	$1.38
Earnings per common share:
Basic – as reported	$.80	$.83	$1.52	$1.60
Basic – pro forma	$.74	$.78	$1.42	$1.49
Assuming dilution – as reported	$.79	$.83	$1.52	$1.58
Assuming dilution – pro forma	$.74	$.77	$1.41	$1.48

Notes to Consolidated Financial Statements (continued)

3.	In February, Merck and H. Lundbeck A/S (Lundbeck) entered into an agreement for the exclusive U.S. development and commercialization of gaboxadol, a compound currently in Phase III development for the treatment of sleep disorders. Under the terms of the agreement, Merck made an initial payment of $70.0 million, recorded as Research and development expense in the first quarter and may pay up to $200.0 million in additional milestone payments in the future. Merck and Lundbeck will jointly complete the ongoing Phase III clinical program, with Merck funding the majority of the remaining development activities. In June, Merck and Lundbeck announced an extension of their agreement for the exclusive development and commercialization of gaboxadol to Japan.

4.	In March, the Company acquired Aton Pharma, Inc. (Aton), a privately held biotechnology company focusing on the development of novel treatments for cancer and other serious diseases. Aton’s clinical pipeline of histone deacetylase inhibitors represents a class of anti-tumor agents with potential for efficacy based on a novel mechanism of action. Aton’s lead product candidate, suberoylanilide hydroxamic acid, known as SAHA, has been extensively studied in Phase I clinical trials and is currently in Phase II clinical trials for the treatment of cutaneous T-cell lymphoma. Consideration for the acquisition consisted of an upfront payment and may include contingent payments based upon the regulatory filing, approval and sale of products. In connection with the transaction, the Company recorded a charge of $125.5 million for acquired research associated with products in development for which, at the acquisition date, technological feasibility had not been established and no alternative future use existed. This charge was recorded in Research and development expense in the first quarter and was determined based upon the present value of projected future cash flows utilizing an income approach reflecting the appropriate risk-adjusted discount rate based on the product candidate’s stage of completion and its probability of technical and marketing success. The remaining net assets acquired in this transaction were not material. Because Aton was a development stage company that had not commenced its planned principal operations, the transaction was accounted for as an acquisition of assets rather than as a business combination and, therefore, goodwill was not recorded. Aton’s results of operations have been included with the Company’s since the acquisition date.

5.	In March, Merck completed the sale of its 50-percent equity stake in Johnson & Johnson/MSD Europe, a non-prescription pharmaceuticals joint venture, to Johnson & Johnson for $244.0 million and recorded a $176.8 million gain as Other (income) expense, net in the first quarter. In addition to the sales proceeds, Merck will continue to benefit through royalties on certain products. Merck has also regained the rights to potential future products that switch from prescription to over-the-counter status in Europe. Johnson & Johnson/Merck Consumer Pharmaceuticals Co., a 50/50 joint venture between Johnson & Johnson and Merck that operates in the United States and Canada, is unaffected by this transaction.

6.	In April, Merck and Bristol-Myers Squibb Company entered into a global collaborative agreement for muraglitazar, Bristol-Myers Squibb’s dual PPAR (peroxisome proliferator-activated receptor) agonist, currently in Phase III clinical development for use in treating both blood glucose and lipid abnormalities in patients with type 2 diabetes. Under the terms of the agreement, Bristol-Myers Squibb received a $100.0 million upfront payment and may receive up to $275.0 million in additional payments based upon the achievement of certain regulatory milestones. The Company recorded the upfront payment as Research and development expense in the second quarter. The companies will jointly develop the clinical and marketing strategy for muraglitazar and share equally in future development and commercialization costs.

7.	In August 2003, Merck completed the spin-off of Medco Health Solutions, Inc. (Medco Health). Following the spin-off, the Company’s prior period Consolidated Statements of Income and Cash Flows and related disclosures have been restated to present the results of Medco Health separately as discontinued operations.

Summarized financial information for discontinued operations is as follows:

	($ in millions)
	Three Months	Six Months
	Ended June 30, 2003	Ended June 30, 2003
Total net revenues	$7,755.8	$15,572.9
Income before taxes	127.0	374.8
Taxes on income	44.5	126.8
Income, net of taxes	82.5	248.0

Notes to Consolidated Financial Statements (continued)

8.	In 2003, the Company announced the reduction of 4,400 positions worldwide as part of an effort to fundamentally lower its cost structure. Approximately 4,000 positions had been eliminated as of June 30, 2004 and the program is expected to be completed by the end of 2004. For the three months ended June 30, 2004, the Company recorded restructuring costs of $20.5 million, of which $18.1 million related to employee severance benefits and $2.4 million related to termination charges on the Company’s pension and other postretirement benefit plans (see Note 13). For the six months ended June 30, 2004, the Company recorded restructuring costs of $54.6 million, of which $44.6 million related to employee severance benefits, $8.6 million related to termination charges on the Company’s pension and other postretirement benefit plans (see Note 13) and $1.4 million related to a modification in the terms of certain employees’ stock option grants. In the fourth quarter of 2003, the Company recorded restructuring costs of $194.6 million, of which $101.8 million related to employee severance benefits, $86.0 million related to curtailment, settlement and termination charges on the Company’s pension and other postretirement benefit plans and $6.8 million related to a modification in the terms of certain employees’ stock option grants. All restructuring costs were recorded in Marketing and administrative expense. Additional costs are expected to be incurred as the program is completed by the end of 2004.

A summary of the employee severance liability is as follows:

($ in millions)
2003 expense	$101.8
2003 payments	(23.5)

Accrued balance as of December 31, 2003	78.3
Six months-to-date expense	44.6
Six months-to-date payments	(63.1)

Accrued balance as of June 30, 2004	$59.8

9.	Inventories consisted of:

	($ in millions)
	June 30	December 31
	2004	2003
Finished goods	$526.7	$552.5
Raw materials and work in process	2,227.6	2,309.8
Supplies	94.2	90.5

Total (approximates current cost)	2,848.5	2,952.8
Reduction to LIFO cost	—	—

	$2,848.5	$2,952.8

Recognized as:
Inventories	$2,520.8	$2,554.7
Other assets	327.7	398.1

Amounts recognized as Other assets consist of inventories held in preparation for product launches not expected to be sold within one year.

10.	In the first quarter of 2004, the Company issued $350.0 million of 2.5% three-year notes and $50.0 million of variable rate notes due in 2044 that are subject to repayment at the option of the holders on an annual basis. The Company also entered into an interest rate swap contract that effectively converts the 2.5% fixed rate notes to floating rate instruments. The interest rate swap is designated as a hedge of the fair value changes in the notes attributable to changes in the benchmark London Interbank Offered Rate (LIBOR) swap rate. The fair value changes in the notes are fully offset in interest expense by the fair value changes in the swap contract.

11.	The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including product liability, intellectual property and commercial litigation, as well as additional matters such as antitrust actions.

Notes to Consolidated Financial Statements (continued)

As previously disclosed, beginning in 1993, the Company was named in a number of antitrust suits, certain of which were certified as class actions, instituted by most of the nation’s retail pharmacies and consumers in several states. In 1994, these actions, except for those pending in state courts, were consolidated for pre-trial purposes in the federal court in Chicago, Illinois. In 1996, the Company and several other defendants settled the federal class action, which represented the single largest group of claims. Since that time, the Company has settled substantially all of the remaining cases on satisfactory terms. The Company has not engaged in any conspiracy and no admission of wrongdoing was made nor was included in any settlement agreements. While it is not feasible to predict the final outcome of the few remaining cases, in the opinion of the Company, these proceedings should not ultimately result in any liability which would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

As previously disclosed, the Company anticipates that one or more of the lawsuits alleging personal injuries related to Vioxx may go to trial in the second half of 2004. The Company believes that these lawsuits are without merit and will vigorously defend against them. However, litigation is inherently subject to uncertainties and no assurance can be given on the outcome of any given trial. A series of highly unfavorable outcomes could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

As previously disclosed, the Company is a party in claims brought under the Consumer Protection Act of 1987 in the United Kingdom, which allege that certain children suffer from a variety of conditions as a result of being vaccinated with various bivalent vaccines for measles and rubella and/or trivalent vaccines for measles, mumps and rubella, including the Company’s M-M-R II. In early September 2003, the Legal Services Commission announced its decision to withdraw public funding of the litigation brought by the claimants. This decision was confirmed on appeal by the Funding Review Committee on September 30, 2003. The claimants’ application for judicial review of the decision to withdraw public funding has been dismissed. The lead claimants have decided not to apply to the Court of Appeal for permission to appeal that decision. The April 2004 trial date has been vacated and each claimant had been ordered to indicate by May 14 whether he or she intended to discontinue or proceed with their claim. The claimants have recently been given until October 22 to state their intentions. The Company believes that these lawsuits are without merit and will vigorously defend against them.

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

As previously disclosed, in March 2004, two shareholder derivative actions were filed in federal court in New Orleans naming the Company and certain members of the Board (past and present), together with certain executive officers, as defendants. The complaints arise out of substantially the same factual allegations that are made in the Vioxx-related federal securities putative class actions filed against the Company, which principally allege that the Company made false and misleading statements regarding Vioxx. The derivative suits, which are purportedly brought to assert rights of the Company, assert claims against the Board members and officers for breach of fiduciary duty, waste of corporate assets and unjust enrichment. The court has consolidated the shareholder derivative actions with the securities actions. The Company believes that the lawsuits are without merit.

Notes to Consolidated Financial Statements (continued)

As previously disclosed, the Company has received a subpoena from the U.S. Department of Justice in connection with its investigation of the Company’s marketing and selling activities. The Company has also reported that it has received a Civil Investigative Demand from the Attorney General of Texas regarding the Company’s marketing and selling activities relating to Texas. In April 2004, the Company received a subpoena from the office of the Inspector General for the District of Columbia in connection with an investigation of the Company’s interactions with physicians in the District of Columbia, Maryland, and Virginia. The Company is cooperating with all of these investigations. The Company cannot predict the outcome of these investigations, however, it is possible that highly unfavorable outcomes could have a material adverse effect on the Company’s financial position, liquidity and results of operations. In addition, from time to time, other federal or state regulators may seek information about practices in the pharmaceutical industry in inquiries other than the investigations discussed in this paragraph. It is not feasible to predict the outcome of any such inquiries.

As previously disclosed, on July 6, 2004, the United States District Court for the District of New Jersey granted a motion by the Company, Medco Health Solutions, Inc. (“Medco Health”) and certain officers and directors to dismiss a purported class action complaint involving claims related to the Company’s revenue recognition practice for retail co-payments paid by individuals to whom Medco Health provides pharmaceutical benefits as well as other allegations. The complaint was dismissed with prejudice. The Court’s decision is subject to appeal. The Company is awaiting a decision on a motion before the same Court to dismiss a related shareholder derivative action.

Prior to the spin-off of Medco Health, as previously disclosed, the Company and Medco Health agreed to settle, on a class action basis, a number of lawsuits asserting violations of the Employee Retirement Income Security Act (“ERISA”). Medco Health and the Company agreed to the settlement in order to avoid the significant cost and distraction of protracted litigation. By order dated May 25, 2004, the United States District Court for the Southern District of New York certified a class action, determined that the settlement was fair, reasonable, and adequate, and gave final approval to the settlement agreement among the Company, Medco Health and Class Counsel. Under the settlement, the Company and Medco Health have agreed to pay a total of $42.5 million, and Medco Health has agreed to modify certain business practices or to continue certain specified business practices for a period of five years. The financial compensation is intended to benefit members of the settlement class, which includes ERISA plans for which Medco Health administered a pharmacy benefit at any time between December 17, 1994 and the date of final approval.

The settlement becomes final only if and when all appeals have been resolved. Two notices of appeal have been filed. Certain class member plans have indicated that they will not participate in the settlement. Currently, cases initiated by three such plans and two individuals remain pending in the Southern District of New York. Plaintiffs in these cases have asserted claims that are the same as or similar to the claims that had been asserted by settling class members. The Company, along with Medco Health, is a named defendant in these cases.

At the time of the spin-off of Medco Health, Medco Health assumed substantially all of the liability exposure for the matters discussed in the foregoing two paragraphs. The Company believes that these cases, which are being defended by Medco Health, are without merit.

There are various other legal proceedings, principally product liability and intellectual property suits involving the Company, which are pending but not discussed in this report. While it is not feasible to predict the outcome of these proceedings, in the opinion of the Company, such proceedings are either adequately covered by insurance or, if not so covered, should not ultimately result in any liability that would have a material adverse effect on the financial position, liquidity or results of operations of the Company.

12.	As previously disclosed, the IRS has substantially completed its examination of the Company’s tax returns for the years 1993 to 1996 and on April 28, 2004 issued a preliminary notice of deficiency with respect to a partnership transaction entered into in 1993. Specifically, the IRS is proposing to disallow certain royalty and other expenses claimed as deductions on the 1993-1996 tax returns of the Company. The Company anticipates receiving a similar notice for 1997-1999, shortly. If the IRS ultimately prevails in its positions, the Company’s income tax due for the years 1993-1999 would increase by approximately $970 million plus interest to date of approximately $490 million. The IRS will likely make similar claims for years subsequent to 1999 in future audits with respect to this transaction. The potential disallowance for these later years, computed on a similar basis to the 1993-1999 disallowances, would be approximately $540 million plus interest to date of approximately $40 million. The IRS has proposed penalties on the Company with respect to all periods that have been examined and the Company anticipates the IRS would seek to impose penalties on all other periods.

Notes to Consolidated Financial Statements (continued)

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

13.	The Company has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. The net cost of such plans consisted of the following components:

	($ in millions)
	Three Months		Six Months
	Ended June 30		Ended June 30
	2004	2003	2004	2003
Service cost	$82.0	$70.4	$152.6	$129.1
Interest cost	80.0	70.6	143.9	129.2
Expected return on plan assets	(100.7)	(93.2)	(181.6)	(169.5)
Net amortization	30.1	30.5	60.0	57.9
Termination benefits	1.6	—	7.1	—

	$93.0	$78.3	$182.0	$146.7

The Company provides medical, dental and life insurance benefits, principally to its eligible U.S. retirees and similar benefits to their dependants, through its other postretirement benefits plans. The net cost of such plans consisted of the following components:

	($ in millions)
	Three Months		Six Months
	Ended June 30		Ended June 30
	2004	2003	2004	2003
Service cost	$14.9	$17.5	$40.8	$34.6
Interest cost	18.3	23.3	50.5	45.9
Expected return on plan assets	(15.3)	(16.1)	(38.8)	(31.6)
Net amortization	4.6	7.2	14.4	14.2
Curtailments	(12.3)	(3.6)	(12.3)	(3.6)
Termination benefits	0.8	—	1.5	—

	$11.0	$28.3	$56.1	$59.5

During the second quarter 2004, in accordance with FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), the Company began accounting for the effect of the federal subsidy under the Act, which reduced the benefit obligation of certain of its other postretirement benefit plans by $168.4 million. The service cost, interest cost and net amortization components of net postretirement benefit cost were reduced by $3.9 million, $5.2 million and $6.3 million, respectively, for the three and six month periods ended June 30, 2004. While the Company is recognizing the subsidy in accordance with current accounting requirements, it will continue to evaluate the Act and regulations that follow to determine the optimal approach to incorporating the impact of the Act.

The Company changed participant contributions and the service recognized for eligibility for certain of its other postretirement benefit plans. These amendments generated curtailment gains of $12.3 million and $3.6 million for the three and six month periods ended June 30, 2004 and 2003, respectively.

The Company recorded termination charges for the three and six month periods ended June 30, 2004 of $1.6 million and $7.1 million, respectively, on its pension plans and $0.8 million and $1.5 million, respectively, on its other postretirement benefit plans related to expanded eligibility for certain employees under the restructuring action (see Note 8).

Notes to Consolidated Financial Statements (continued)

14.	Other (income) expense, net, consisted of:

	($ in millions)
	Three Month		Six Months
	Ended June 30		Ended June 30
	2004	2003	2004	2003
Interest income	$(68.5)	$(82.2)	$(134.2)	$(169.6)
Interest expense	71.6	94.6	144.4	189.8
Exchange losses/(gains)	14.9	(16.3)	7.1	(23.4)
Minority interests	36.8	40.6	76.4	92.4
Amortization of other intangibles	37.2	36.9	74.5	68.2
Other, net	(22.1)	(195.4)	(339.1)	(231.4)

	$69.9	$(121.8)	$(170.9)	$(74.0)

Minority interests include third parties’ share of exchange gains and losses arising from translation of the financial statements into U.S. dollars.

The change in Other, net for the three and six months ended June 30, 2004 reflects lower realized net gains on the Company’s investment portfolios compared with the respective periods ended June 30, 2003. In addition, the six month period ended June 30, 2004 reflects the gain on the divestiture of Merck’s 50-percent equity stake in Johnson & Johnson/MSD Europe.

Interest paid for the six month periods ended June 30, 2004 and 2003 was $140.5 million and $175.8 million, respectively.

15.	The weighted average common shares used in the computations of basic earnings per common share and earnings per common share assuming dilution (shares in millions) are as follows:

	Three Months		Six Months
	Ended June 30		Ended June 30
	2004	2003	2004	2003
Average common shares outstanding	2,221.4	2,241.4	2,221.9	2,242.8
Common shares issuable(1)	8.7	19.7	9.3	18.8

Average common shares outstanding assuming dilution	2,230.1	2,261.1	2,231.2	2,261.6

(1)	Issuable primarily under stock-based compensation programs, including unvested PSUs and RSUs.

16.	Comprehensive income for the three months ended June 30, 2004 and 2003, representing all changes in stockholders’ equity during the period other than changes resulting from the Company’s stock, was $1,638.1 million and $1,804.6 million, respectively. Comprehensive income for the six months ended June 30, 2004 and 2003 was $3,271.6 million and $3,504.8 million, respectively.

17.	The Company’s operations are principally managed on a products basis. The Merck Pharmaceutical segment includes products marketed either directly or through joint ventures. These products consist of therapeutic and preventive agents, sold by prescription, for the treatment of human disorders. All Other includes non-reportable human and animal health segments.

Revenues and profits for these segments are as follows:

	($ in millions)
	Three Months		Six Months
	Ended June 30		Ended June 30
	2004	2003	2004	2003
Segment revenues:
Merck Pharmaceutical	$5,703.0	$5,200.5	$10,994.5	$10,431.6
All Other	265.9	273.1	542.2	558.3

	$5,968.9	$5,473.6	$11,536.7	$10,989.9

Segment profits:
Merck Pharmaceutical	$3,773.8	$3,321.5	$7,178.5	$6,648.2
All Other	255.0	262.7	521.0	515.8

	$4,028.8	$3,584.2	$7,699.5	$7,164.0

Notes to Consolidated Financial Statements (continued)

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

A reconciliation of segment profits to total income from continuing operations before taxes is as follows:

	($ in millions)
	Three Months		Six Months
	Ended June 30		Ended June 30
	2004	2003	2004	2003
Segment profits	$4,028.8	$3,584.2	$7,699.5	$7,164.0
Other profits	(14.9)	26.3	24.6	66.1
Adjustments	117.9	106.8	233.7	206.4
Unallocated:
Interest income	68.5	82.2	134.2	169.6
Interest expense	(71.6)	(94.6)	(144.4)	(189.8)
Equity income from affiliates	17.6	30.7	60.0	28.9
Depreciation and amortization	(314.1)	(294.5)	(624.0)	(577.0)
Research and development	(986.0)	(786.4)	(1,982.3)	(1,597.1)
Other expenses, net	(407.4)	(184.9)	(619.6)	(585.2)

	$2,438.8	$2,469.8	$4,781.7	$4,685.9

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Results

Summary

Earnings per share for the second quarter of 2004 were $0.79, level with earnings per share from continuing operations* during the same period in 2003. Net income was $1,768.1 million, compared to income from continuing operations of $1,784.5 million in the second quarter of last year. Worldwide sales grew 9% to $6.0 billion for the quarter.

For the first six months of 2004, earnings per share were $1.52, compared to earnings per share from continuing operations of $1.47 during the first six months of 2003. Net income was $3,386.7 million, compared to income from continuing operations of $3,329.4 million for the first six months of 2003. Worldwide sales grew 5% for the period to $11.7 billion.

Second quarter sales growth of Merck’s major in-line franchises collectively was partially offset by lower revenues from Merck’s relationship with AstraZeneca LP (AZLP), which were primarily driven by generic and over-the-counter competition. Overall, second-quarter sales performance included a 3-point favorable effect from foreign exchange. Sales outside of the United States accounted for 43% of second-quarter sales, compared to 42% of sales for the second quarter of 2003.

Sales growth for the quarter includes a favorable comparison to 2003, which was impacted by $405 million of wholesaler buy-out. Following the implementation of the new distribution program for U.S. wholesalers in the fourth quarter of 2003, fluctuations in 2004 sales caused by wholesaler investment buying have significantly moderated.

The Company’s gross margin was 81.2% in the second quarter compared to 82.1% in the second quarter of 2003 and 80.7% compared to 81.4% for the respective six-month period, reflecting the impact of changes in product mix.

Marketing and administrative expenses increased 2% and 4%, respectively, for the three and six month periods ended June 30, 2004 compared with the same periods last year. Excluding the impact of $20.5 million and $54.6 million for restructuring costs related to position eliminations for the current three and six month periods, respectively, marketing and administrative expense for the three months ended June 30, 2004 were at the same level as 2003 and increased 2% for the six months ended June 30, 2004 compared with the same period last year. The Company is on track to eliminate 4,400 positions worldwide. Approximately 4,000 positions had been eliminated as of June 30. This program, which was announced in October 2003, will be completed by the end of 2004.

Research and development expenses increased 25% and 24%, respectively, for the three and six month periods ended June 30, 2004 compared with the same periods last year. The increases primarily reflect the impact of Merck’s external collaborations, such as with Bristol-Myers Squibb Company, H. Lundbeck A/S and Vertex Pharmaceuticals Incorporated as well as higher acquired research expense related to the acquisition of Aton Pharma, Inc. in 2004 compared with the acquired research expense related to the increase in the Company’s ownership of Banyu Pharmaceutical Co. Ltd. in 2003.

The change in Other (income) expense, net for the three and six months ended June 30, 2004 primarily reflects lower realized net gains on the Company’s investment portfolios compared with the respective periods ended June 30, 2003. In addition, the six month period ended June 30, 2004 reflects the gain on the divestiture of Merck’s 50-percent equity stake in Johnson & Johnson/MSD Europe.

Sales

Sales by category of the Company’s products were as follows:

	($ in millions)
	Three Months		Six Months
	Ended June 30		Ended June 30
	2004	2003	2004	2003
Atherosclerosis	$1,376.2	$1,239.3	$2,680.5	$2,430.9
Hypertension/heart failure	953.8	794.7	1,781.0	1,640.7
Osteoporosis	791.9	544.8	1,550.9	1,339.5
Anti-inflammatory/analgesics	731.4	830.1	1,437.0	1,363.6
Respiratory	642.6	422.0	1,265.5	886.6
Anti-bacterial/anti-fungal	286.7	242.7	555.0	473.4
Vaccines/biologicals	223.5	236.5	452.5	477.9
Urology	184.5	180.7	359.3	311.4
Ophthalmologicals	175.1	173.2	347.0	319.5
Human immunodeficiency virus (HIV)	64.3	81.2	128.5	164.4
Other	591.7	780.2	1,095.4	1,688.9

	$6,021.7	$5,525.4	$11,652.6	$11,096.8

*Continuing operations exclude only the results from Medco Health Solutions, Inc., which was spun off on August 19, 2003.

Sales by individual therapeutic class are presented net of rebates and discounts. Other primarily includes sales of other human pharmaceuticals, pharmaceutical and animal health supply sales to the Company’s joint ventures and revenue from the Company’s relationship with AZLP.

Each of Merck’s major in-line franchises ranks either No. 1 or 2 in its class, in terms of worldwide sales, as Merck continues to demonstrate the value of its medicines to patients, physicians and payers through proven health outcomes.

Worldwide sales of Zocor, Merck’s statin for modifying cholesterol, reached $1.4 billion in the second quarter and $2.7 billion for the first six months, increasing 12% and 11% over the prior year respective periods. U.S. mail-order-adjusted prescription levels for Zocor increased by approximately 3 percent for the quarter, as compared to the second quarter of 2003. Merck continues to communicate the results of the landmark Heart Protection Study (HPS) to physicians and consumers.

In July, the National Cholesterol Education Program (NCEP) issued a report recommending modifications to the Adult Treatment Panel III (ATP III) guidelines. The report, which was based on five major studies, including HPS, was endorsed by: the American Heart Association; the American College of Cardiology; and the National Heart, Lung, and Blood Institute. The new report may lead to an increase in the number of people for whom cholesterol-lowering medicines should be considered. Under the NCEP ATP III guidelines, an estimated 36 million people would be eligible for cholesterol-lowering medication such as Zocor for cholesterol management. According to the new report, in high-risk persons, the recommended LDL-C goal is < 100 mg/dL. The report also indicates that when risk is very high, such as for a patient with established cardiovascular disease plus multiple major risk factors (especially diabetes), an LDL-C goal of < 70 mg/dL is a reasonable clinical strategy for physicians.

Fosamax continued as the most-prescribed medicine worldwide for the treatment of postmenopausal, male and glucocorticoid-induced osteoporosis. Global sales were strong, reaching $791.9 million during the quarter and $1.6 billion for the first six months, increasing 45% and 16% over the prior year, respectively. U.S. mail-order-adjusted prescription levels for Fosamax were in line with second-quarter 2003 levels.

In April, the Journal of Internal Medicine published findings from the first international head-to-head study that compared the efficacy of Fosamax Once Weekly (alendronate) 70 mg to Evista (raloxifene) 60 mg once daily, which showed that Fosamax provided significantly greater increases in bone mineral density at the lumbar spine and total hip.

The potential for continued growth in the osteoporosis market remains strong worldwide. Fewer than 25 percent of women with osteoporosis in seven major markets (the United States, Canada, the United Kingdom, France, Italy, Germany and Spain) have been diagnosed and treated. In the United States, market research suggests that fewer than 40 percent of women who have had a bone mineral density test - and have been told by their doctors they have osteoporosis or osteopenia - receive treatment.

Global sales of Merck’s antihypertensive medicines, Cozaar and Hyzaar**, were strong, reaching $725.1 million for the quarter and $1.4 billion for the first six months, increasing 34% and 15% over the comparable prior year periods. Cozaar and Hyzaar compete in the fastest-growing class in the antihypertensive market, angiotensin II antagonists (AIIA). Cozaar is the second-most-frequently prescribed AIIA in the United States and the largest-selling AIIA in Europe. U.S. mail-order-adjusted prescription levels for Cozaar and Hyzaar increased by 5 percent during the quarter, as compared to the second quarter of 2003.

Worldwide sales of Singulair, a once-a-day oral medicine indicated for the treatment of chronic asthma and the relief of symptoms of seasonal allergic rhinitis, were strong, reaching $642.6 million in the second quarter and $1.3 billion during the first six months, representing increases of 52% and 43% over the respective prior year periods. U.S. mail-order-adjusted prescription levels for Singulair increased by 21 percent during the quarter, as compared to the second quarter of 2003. Singulair continues to be the second-most-prescribed product in the overall respiratory market in the United States as patients, physicians and managed care organizations continue to recognize the value Singulair offers to those who suffer from asthma or seasonal allergic rhinitis.

**Cozaar and Hyzaar are registered trademarks of E.I. DuPont de Nemours & Company, Wilmington, Del.

Worldwide sales of Vioxx, Merck’s arthritis and pain medicine, were $653.3 million for the second quarter and $1.3 billion for the first six months, representing an 18% decrease for the comparable quarter and an even performance with the six month period of 2003. U.S. mail-order-adjusted prescription levels for Vioxx decreased by 5 percent during the quarter, as compared to the second quarter of 2003.

Following Food and Drug Administration (FDA) approval for the acute treatment of migraine in late March, Vioxx is now approved for treating more types of painful conditions than any other coxib in the United States and remains the only coxib approved to relieve migraine pain and associated migraine symptoms. Merck continues to seek new uses for Vioxx to extend the clinical benefits of the product to new populations. A supplemental New Drug Application (NDA) for Vioxx is under review by the FDA for the treatment of juvenile rheumatoid arthritis.

Outside of the United States, Vioxx continues to be the best-selling arthritis and pain medicine. Indications for Vioxx for migraine and juvenile rheumatoid arthritis also are being sought outside of the United States.

Global sales of Merck’s newest coxib, Arcoxia, reached $62.1 million in the second quarter and $92.4 million for the first six months. To date, Arcoxia has been launched in 45 countries outside of the United States. Additional launches will continue in other countries throughout the year.

During the second quarter, the FDA informed Merck that there are no plans for an Advisory Committee meeting for Arcoxia at this time. Under PDUFA (Prescription Drug User Fee Act), for standard NDAs filed in 2003, FDA’s goal is to review and act on 90 percent of NDAs within 10 months of filing. The goal PDUFA date for the NDA for Arcoxia is October 30, 2004.

Results from two acute dental pain studies with Arcoxia were published during the second quarter. The first study, published in Clinical Therapeutics, showed that patients taking Arcoxia 120 mg experienced pain relief lasting for a full 24 hours compared with 10 hours for patients taking ibuprofen. In the second study, published in the Clinical Journal of Pain, patients taking Arcoxia 120 mg or naproxen sodium 550 mg had significantly greater pain relief scores over eight hours than those taking a commonly used narcotic, acetaminophen with codeine.

Sales of Merck’s other promoted medicines and vaccines were $1.3 billion during the second quarter and $2.5 billion for the first six months. Sales of these products were $1.2 billion and $2.4 billion, respectively, during the same periods last year. These products treat or prevent a broad range of conditions, such as infectious disease, glaucoma, benign prostate enlargement and migraine.

Global sales of Zetia (branded Ezetrol outside of the United States), the cholesterol absorption inhibitor developed and marketed by the Merck /Schering-Plough partnership, reached $242.1 million in the second quarter and $431.7 million for the first six months. More than 9.6 million prescriptions have been written in the United States since the U.S. launch of Zetia in mid-November 2002, according to IMS Health. Zetia currently accounts for 6 percent of new prescriptions in the cholesterol-lowering class and is now reimbursed for nearly 90 percent of all patients in managed care plans across the United States. To date, Ezetrol has been launched in more than 40 countries outside of the United States. Additional markets are expected to launch Ezetrol in 2004 upon completion of pricing/reimbursement national processes. The Company records the results from its interest in the Merck/Schering-Plough partnership in Equity income from affiliates.

On July 23, the FDA approved Vytorin for the treatment of high LDL cholesterol (LDL-C) in patients with primary hypercholesterolemia or mixed hyperlipidemia as adjunctive therapy to diet when diet alone is not enough. Vytorin, developed and marketed by the Merck/Schering-Plough partnership, is the first and only product approved to treat the two sources of cholesterol by inhibiting the production of cholesterol in the liver and blocking the absorption of cholesterol in the intestine, including cholesterol from food. Vytorin (branded Inegy in many countries outside of the United States) has been recently launched in Germany and Mexico. Additional markets are expected to launch Vytorin in 2004 upon completion of pricing/reimbursement national processes.

Research and Development

As expected, Merck’s investigational compound, MK-431, a DP-IV inhibitor for the treatment of type 2 diabetes, entered Phase III clinical trials during the second quarter. The Company anticipates filing for regulatory approval in 2006.

Merck’s investigational pentavalent rotavirus vaccine, RotaTeq, demonstrated 100-percent efficacy against severe rotavirus gastroenteritis and 74-percent efficacy against rotavirus gastroenteritis of any severity in healthy infants, according to results from a new dose-ranging study presented at the annual meeting of the European Society for Pediatric Infectious Diseases in May. Merck is currently conducting the large-scale Rotavirus Efficacy and Safety Trial (REST) with more than 65,000 infants at clinical sites around the world, which will provide additional safety and efficacy data. The Company expects to submit a Product License Application (PLA) to the FDA for RotaTeq in the second half of 2005. In children under 5, rotavirus causes approximately one-third of diarrhea-associated hospitalizations in developing countries and nearly half a million deaths worldwide every year.

In a new study presented at the National Immunization Conference, a single dose of ProQuad in 4- to 6-year-olds used in place of the routinely administered second dose of M-M-R II was generally well-tolerated and resulted in antibody responses similar to those developed with M-M-R II and Varivax separately. ProQuad is Merck’s investigational vaccine that adds the chickenpox vaccine to Merck’s existing measles, mumps and rubella vaccine. The Company expects to submit a PLA to the FDA for ProQuad in the second half of 2004.

Merck continued to augment its internal research efforts with a comprehensive licensing and external alliance strategy across the entire spectrum of collaborations from early research to late-stage compounds, as well as new technologies and targeted acquisitions. In the first half of 2004, Merck executed 26 significant transactions, including research collaborations, pre-clinical and clinical compounds and technology transactions, and has more than 40 opportunities currently in detailed review. Since the beginning of 2002, Merck has entered into more than 110 such transactions.

In April, Merck and Bristol-Myers Squibb Company entered into a global collaborative agreement for muraglitazar, Bristol-Myers Squibb’s dual PPAR (peroxisome proliferator-activated receptor) agonist, currently in Phase III clinical development for use in treating both blood glucose and lipid abnormalities in patients with type 2 diabetes. Bristol-Myers Squibb received a $100.0 million upfront payment and may receive up to $275.0 million in additional payments based on the achievement of certain regulatory milestones. Merck and Bristol-Myers Squibb plan to file the U.S. NDA for muraglitazar in the next six months. Merck and Bristol-Myers Squibb will jointly develop the clinical and marketing strategy for muraglitazar and share equally in future development and commercialization costs. Both companies will co-promote the product to physicians on a global basis, and Merck will receive payments based on net sales levels.

In June, Merck and Vertex Pharmaceuticals Incorporated (Vertex) entered into a global collaboration to develop and commercialize VX-680, Vertex’s lead Aurora kinase inhibitor that is expected to enter clinical development this year for the treatment of cancer. Aurora kinases are implicated in the onset and progression of many different human cancers, and novel Aurora kinase inhibitors such as VX-680 have the potential to play an important future role in the treatment and management of a wide range of tumor types. Vertex received a $20.0 million upfront payment and could receive up to an additional $14.0 million in research funding over the next two years. In addition, Vertex could receive additional milestone payments based upon the achievement of significant development events, regulatory filings and other events and approvals.

Also in June, Merck and H. Lundbeck A/S (Lundbeck) announced an extension of their agreement for the exclusive development and commercialization of the sleep disorder compound gaboxadol to Japan. In February, the two companies announced their alliance for the exclusive U.S. development and commercialization of gaboxadol. The companies anticipate that Merck will file an NDA with the FDA between late 2006 and mid-2007. Under the terms of the extended agreement, Merck and Lundbeck will jointly conduct the clinical program required for filing an NDA in Japan, with Merck funding the majority of the development activities. Following approval, the companies plan to co-promote gaboxadol in Japan. Lundbeck will receive a share of Japanese gaboxadol sales.

The chart below reflects the Company’s research pipeline as of July 30, 2004. Candidates shown in Phase III include specific products. Candidates shown in Phase I, II and III include the most advanced compound with a specific mechanism in a given therapeutic area. Back-up compounds, regardless of their phase of development, additional indications in the same therapeutic areas and additional line extensions or formulations for in-line products are not shown. Preclinical areas shown are those where the Company has initiated Good Laboratory Practices (GLP) studies in compounds with mechanisms distinct from those in Phase I, II and III. The Company’s programs are generally designed to focus on the development of novel medicines to address large, unmet medical needs.

Preclinical	Phase I	Phase II	Phase III
Diabetes Obesity Alzheimer’s Disease Parkinson’s Disease Sleep Disorders Pain Cancer Osteoporosis Arthritis Immunology Glaucoma Urinary Incontinence Antibacterial Vaccines	Diabetes c-3347 Pain c-1246 Alzheimer’s Disease c-7617 c-9138 Glaucoma c-3859 Osteoporosis c-3578 Multiple Sclerosis c-6448 AIDS c-1605 Vaccines HIV vaccine	Alzheimer’s Disease
    c-9136
Arthritis
    c-5997
    c-4462
Respiratory Disease
    c-3193
    c-3885
Obesity
    c-5093
    c-2624
    c-2735
Atherosclerosis
    c-8834
Psychiatric Disease
    c-9054
CINV
    c-9280
Cancer
    SAHA
Vaccines
Pediatric combination	Vaccines
    Rotavirus
        RotaTeq
    Shingles
        Zoster vaccine
    Human Papillomavirus
        HPV vaccine
Diabetes
    MK-431
    Muraglitazar*
Sleep Disorders
    Gaboxadol

*in collaboration with
Bristol-Myers Squibb

2003 U.S. Submissions
Arthritis/Pain
Arcoxia

2004 U.S. Submissions
Pediatric Vaccine
ProQuad (2H04)

Financial Guidance for 2004

Worldwide net sales will be driven by the Company’s major in-line products, including the impact of new studies and indications. Sales forecasts for those products for 2004 are as follows: Zocor $4.9 to $5.1 billion, Fosamax $3.0 to $3.2 billion, Cozaar and Hyzaar $2.7 to $2.9 billion, coxibs (Vioxx and Arcoxia) $2.8 to $3.0 billion, and Singulair $2.4 to $2.7 billion.

Under an agreement with AZLP, Merck receives revenue at predetermined rates on the U.S. sales of certain products by AZLP, most notably Prilosec and Nexium. In 2004, Merck anticipates these revenues to be approximately $1.5 to $1.7 billion.

The income contribution related to the Merck and Schering-Plough partnership is expected to be positive in 2004. Equity income from affiliates includes the results of the Merck and Schering-Plough partnership combined with the results of Merck’s other joint venture relationships. Equity income from affiliates is expected to be approximately $850 to $950 million for 2004.

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

Merck plans to continue its stock buyback program in 2004. As of June 30, $9.1 billion remains under the current buyback authorizations approved by Merck’s Board of Directors.

The Company is on track to eliminate 4,400 positions worldwide. Approximately 4,000 positions had been eliminated as of June 30. This program, which was announced in October 2003, will be completed by the end of 2004. Restructuring costs for full-year 2004 are expected to be approximately $60 to $80 million. When complete, the cost reductions are expected to generate annual savings of payroll and benefits costs of $250 to $300 million starting in 2005.

Given these guidance elements, and including the effect of the restructuring, Merck anticipates full-year 2004 earnings per share (EPS) of $3.11 to $3.17 and third-quarter EPS of $0.80 to $0.84.

Liquidity and Capital Resources

($ in millions)	June 30, 2004	December 31, 2003
Cash, cash equivalents and short-term investments	$6,177.1	$4,173.0
Working capital	$3,606.8	$1,957.6
Total debt to total liabilities and equity	15.8%	16.7%

Cash provided by operations continues to be the Company’s primary source of funds to finance operating needs and capital expenditures. Net cash provided by operating activities totaled $4.2 billion and $3.3 billion for the six months ended June 30, 2004 and 2003, respectively.

Capital expenditures for the six months totaled $762.1 million and $903.1 million in 2004 and 2003, respectively. Capital expenditures for the full year 2004 are expected to approximate $1.7 billion.

Dividends paid to stockholders were $1.6 billion for the first six months of 2004 and 2003. In May and July 2004, the Board of Directors declared quarterly dividends of 37 and 38 cents per share on the Company’s common stock for the third and fourth quarters of 2004, respectively. The Company’s total dividends paid during 2004 will be $1.49 per share, a three percent increase over the amount paid during the same period in 2003.

The Company purchased $444.0 million of its Common Stock (9.5 million shares) for its Treasury during the first six months of 2004. The Company has approximately $9.1 billion remaining under the July 2002 treasury stock purchase authorization.

Other Matters

In order to ensure there are no reporting relationships among members of Merck’s Board of Directors, William Daley and Heidi Miller recently resigned from the Merck Board. Mr. Daley has assumed a position with JP Morgan Chase, where Merck Board member William B. Harrison, Jr. is chairman and chief executive officer. Ms. Miller, who was an employee of Bank One prior to its merger with JP Morgan Chase, assumed a position with JP Morgan Chase after the merger.

Legal Proceedings

As previously disclosed, the Company anticipates that one or more of the lawsuits alleging personal injuries related to Vioxx may go to trial in the second half of 2004. The Company believes that these lawsuits are without merit and will vigorously defend against them. However, litigation is inherently subject to uncertainties and no assurance can be given on the outcome of any given trial. A series of highly unfavorable outcomes could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

As previously disclosed, the Company has received a subpoena from the U.S. Department of Justice in connection with its investigation of the Company’s marketing and selling activities. The Company has also reported that it has received a Civil Investigative Demand from the Attorney General of Texas regarding the Company’s marketing and selling activities relating to Texas. In April, 2004, the Company received a subpoena from the office of the Inspector General for the District of Columbia in connection with an investigation of the Company’s interactions with physicians in the District of Columbia, Maryland, and Virginia. The Company is cooperating with all of these investigations. The Company cannot predict the outcome of these investigations, however, it is possible that highly unfavorable outcomes could have a material adverse effect on the Company’s financial position, liquidity and results of operations. In addition, from time to time, other federal or state regulators may seek information about practices in the pharmaceutical industry in inquiries other than the investigations in this paragraph. It is not feasible to predict the outcome of any such inquiries.

As previously disclosed, the trial in the United States involving the alendronate weekly product was held in March 2003. On August 28, 2003, the U.S. District Court in Delaware, upheld the validity of the Company’s U.S. patent covering the weekly administration of alendronate. As a result of the court’s decision, the patent is valid and infringed by Teva Pharmaceuticals USA, Inc.’s (“Teva”) Abbreviated New Drug Application filing. The court’s decision has been appealed by Teva, and a hearing was held on the appeal on July 8, 2004. A decision is expected in late 2004 or early 2005.

As previously announced by the Company, on July 20, 2004, the Opposition Division (the “Opposition Division”) of the European Patent Office (the “EPO”) rendered an oral decision to revoke the Company’s patent in Europe that covers the weekly administration of alendronate. The Opposition Division typically provides the written reasoning within two months following an oral decision. The Company disagrees with the decision and intends to appeal, pending the formal written notification from the EPO. If the decision is reversed on appeal, the Company’s patent for the weekly administration of alendronate will expire in 2018. Based on other patents, the alendronate weekly product is protected in most major European markets until at least 2007. Generic manufacturers have also filed challenges to the patent covering the alendronate weekly product in a number of other countries, including Australia, Canada, Mexico, and New Zealand. The Company intends to vigorously defend its patents, which it believes are valid, against infringement by generic companies attempting to market products prior to the expiration dates of such patents. As with any litigation, including litigation concerning the alendronate weekly product, there can be no assurance of the outcomes, which, if adverse, could result in significantly shortened periods of exclusivity in the applicable markets.

In addition, in the United Kingdom, a previously disclosed case brought by a generic company concerning data exclusivity and the alendronate weekly product has recently been withdrawn. The Company believes that the Licensing Authority in the United Kingdom is now allowing generic manufacturers to rely on the Company’s data in their product license applications.

As previously disclosed, on July 6, 2004, the United States District Court for the District of New Jersey granted a motion by the Company, Medco Health Solutions, Inc. (“Medco Health”) and certain officers and directors to dismiss a purported class action complaint involving claims related to the Company’s revenue recognition practice for retail co-payments paid by individuals to whom Medco Health provides pharmaceutical benefits as well as other allegations. The complaint was dismissed with prejudice. The Court’s decision is subject to appeal. The Company is awaiting a decision on a motion before the same Court to dismiss a related shareholder derivative action.

Prior to the spin-off of Medco Health, as previously disclosed, the Company and Medco Health agreed to settle, on a class action basis, a number of lawsuits asserting violations of the Employee Retirement Income Security Act (“ERISA”). Medco Health and the Company agreed to the settlement in order to avoid the significant cost and distraction of protracted litigation. By order dated May 25, 2004, the United States District Court for the Southern District of New York certified a class action, determined that the settlement was fair, reasonable, and adequate, and gave final approval to the settlement agreement among the Company, Medco Health and Class Counsel. Under the settlement, the Company and Medco Health have agreed to pay a total of $42.5 million, and Medco Health has agreed to modify certain business practices or to continue certain specified business practices for a period of five years. The financial compensation is intended to benefit members of the settlement class, which includes ERISA plans for which Medco Health administered a pharmacy benefit at any time between December 17, 1994 and the date of final approval.

The settlement becomes final only if and when all appeals have been resolved. Two notices of appeal have been filed. Certain class member plans have indicated that they will not participate in the settlement. Currently, cases initiated by three such plans and two individuals remain pending in the Southern District of New York. Plaintiffs in these cases have asserted claims that are the same as or similar to the claims that had been asserted by settling class members. The Company, along with Medco Health, is a named defendant in these cases.

At the time of the spin-off of Medco Health, Medco Health assumed substantially all of the liability exposure for the matters discussed in the foregoing two paragraphs. The Company believes that these cases, which are being defended by Medco Health, are without merit.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer purchases of equity securities for the three month period ended June 30, 2004 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

				($ in millions)
			Number of Shares	Approximate Dollar Value
	Total Number		Purchased as Part of	of Shares That May Yet
	of Shares	Average Price	Publicly Announced	Be Purchased Under the
Period	Purchased (1)	Paid Per Share	Plans or Programs(2)	Plans or Programs(2)
Apr 1–Apr 30, 2004	1,228,058	$45.66	1,227,500	$9,235.7
May 1– May 31, 2004	1,617,300	$46.91	1,617,300	$9,159.8
June 1–June 30, 2004	1,758,200	$47.87	1,758,200	$9,075.6

Total	4,603,558	$46.94	4,603,000	$9,075.6

(1)	There were 558 shares purchased to meet the requirements of a restricted stock program, which was not part of a publicly announced repurchase program.

(2)	All shares purchased during the period were made as part of a plan announced in July 2002 to purchase $10 billion in Merck shares.

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Annual Meeting of Stockholders held on April 27, 2004, and received the votes set forth below:

1.	All of the following persons nominated were elected to serve as directors and received the number of votes set forth opposite their respective names:

	For	Withheld
William G. Bowen, Ph.D.	1,829,170,376	54,803,447
William M. Daley	1,828,064,855	55,908,968
Thomas E. Shenk, Ph.D.	1,813,084,495	70,889,328
Wendell P. Weeks	1,818,468,022	65,505,801
Peter C. Wendell	1,814,148,478	69,825,345

2.	A proposal to ratify the appointment of independent auditors for 2004 received 1,823,849,901 votes FOR and 42,143,814 votes AGAINST, with 18,047,632 abstentions.

3.	A proposal to amend the Restated Certificate of Incorporation received 1,819,528,332 votes FOR and 42,062,845 votes AGAINST, with 22,348,811 abstentions.

4.	A stockholder proposal concerning management compensation received 102,377,162 votes FOR and 1,319,758,711 votes AGAINST, with 33,939,601 abstentions and 427,965,873 broker non-votes.

5.	A stockholder proposal concerning extension of prescription drug patents received 104,400,639 votes FOR and 1,227,982,412 votes AGAINST, with 123,711,078 abstentions and 427,947,218 broker non-votes.

6.	A stockholder proposal concerning ethical and social performance of the Company received 58,360,595 votes FOR and 1,284,975,896 votes AGAINST, with 112,742,741 abstentions and 427,962,115 broker non-votes.

7.	A stockholder proposal concerning use of shareholder resources for political purposes received 135,947,894 votes FOR and 1,206,271,047 votes AGAINST, with 113,866,603 abstentions and 427,955,803 broker non-votes.

8.	A stockholder proposal concerning a report related to the global HIV/AIDS pandemic received 181,807,418 votes FOR and 1,150,837,735 votes AGAINST, with 123,457,570 abstentions and 427,938,624 broker non-votes.

Item 6. Exhibits and Report on Form 8-K

(a)	Exhibits

Number	Description
3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (September 1, 2000) – Incorporated by reference to Form 10-Q Quarterly Report for the period ended September 30, 2000

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Merck & Co., Inc. (effective June 10, 2004) – Incorporated by reference to Registration Statement on Form S-8 (No. 333-117737)

3.3	By-Laws of Merck & Co., Inc. (as amended effective February 25, 1997) – Incorporated by reference to Form 10-Q Quarterly Report for the period ended March 31, 1997

10.1	Plan for Deferred Payment of Directors’ Compensation (amended and restated April 2, 2004)

10.2	Merck & Co., Inc. Deferral Program (amended and restated April 2, 2004)

12	Computation of Ratios of Earnings to Fixed Charges

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(b)	Reports on Form 8-K

During the three-month period ending June 30, 2004, the Company furnished one Current Report on Form 8-K pursuant to Item 9 – Regulation FD Disclosure and Item 12 – Results of Operations and Financial Condition: Report dated and furnished April 22, 2004, regarding earnings for first quarter 2004 and certain supplemental information.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCK & CO., INC.

Date: August 6, 2004	/s/ Kenneth C. Frazier
KENNETH C. FRAZIER
Senior Vice President and General Counsel

Date: August 6, 2004	/s/ Richard C. Henriques
RICHARD C. HENRIQUES
Vice President, Controller

EXHIBIT INDEX

Number	Description
3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (September 1, 2000) – Incorporated by reference to Form 10-Q Quarterly Report for the period ended September 30, 2000

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Merck & Co., Inc. (effective June 10, 2004) – Incorporated by reference to Registration Statement on Form S-8 (No. 333-117737)

3.3	By-Laws of Merck & Co., Inc. (as amended effective February 25, 1997) – Incorporated by reference to Form 10-Q Quarterly Report for the period ended March 31, 1997

10.1	Plan for Deferred Payment of Directors’ Compensation (amended and restated April 2, 2004)

10.2	Merck & Co., Inc. Deferral Program (amended and restated April 2, 2004)

12	Computation of Ratios of Earnings to Fixed Charges

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer