Form 10-Q
period 2004-09-30
MERCK & CO INC
filed 2004-11-08
CIK 64978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to

Commission File No. 1-3305

MERCK & CO., INC.
P. O. Box 100
One Merck Drive
Whitehouse Station, N.J. 08889-0100
(908) 423-1000

Incorporated in New Jersey	I.R.S. Employer Identification
No. 22-1109110

The number of shares of common stock outstanding as of the close of business on October 29, 2004:

Class	Number of Shares Outstanding

Common Stock	2,217,584,609

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
PART II - Other Information
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
Signatures
EXHIBIT INDEX
EX-3.1 RESTATED CERTIFICATE OF INCORPORATION
EX-12 COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
EX-31.1 CERTIFICATION
EX-31.2 CERTIFICATION
EX-32.1 CERTIFICATION
EX-32.2 CERTIFICATION

Part I - Financial Information

Item 1. Financial Statements

MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF INCOME
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Unaudited, $ in millions except per share amounts)

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2004	2003	2004	2003
Sales	$5,538.1	$5,762.0	$17,190.7	$16,858.8

Costs, Expenses and Other
Materials and production	1,364.2	1,083.4	3,676.2	3,209.7
Marketing and administrative	1,752.9	1,463.6	4,980.5	4,567.5
Research and development	919.3	776.5	2,901.6	2,373.6
Equity income from affiliates	(307.1)	(183.4)	(722.3)	(468.2)
Other (income) expense, net	(4.2)	17.1	(240.0)	(114.5)

	3,725.1	3,157.2	10,596.0	9,568.1

Income from Continuing Operations Before Taxes	1,813.0	2,604.8	6,594.7	7,290.7
Taxes on Income	487.4	739.8	1,882.4	2,096.3

Income from Continuing Operations	1,325.6	1,865.0	4,712.3	5,194.4
Income (Loss) from Discontinued Operations, Net of Taxes	—	(6.7)	—	241.3

Net Income	$1,325.6	$1,858.3	$4,712.3	$5,435.7

Basic Earnings per Common Share
Continuing Operations	$.60	$.83	$2.12	$2.32
Discontinued Operations	—	—	—	.11

Net Income	$.60	$.83	$2.12	$2.43

Earnings per Common Share Assuming Dilution
Continuing Operations	$.60	$.83	$2.11	$2.30
Discontinued Operations	—	—	—	.11

Net Income	$.60	$.82 *	$2.11	$2.41

Dividends Declared per Common Share	$.38	$.37	$1.12	$1.09

*Amount does not add as a result of rounding.

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
(Unaudited, $ in millions)

	September 30	December 31
	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$2,666.9	$1,201.0
Short-term investments	4,289.9	2,972.0
Accounts receivable	3,908.0	4,023.6
Inventories	2,213.2	2,554.7
Prepaid expenses and taxes	782.4	775.9

Total current assets	13,860.4	11,527.2

Investments	7,256.9	7,941.2
Property, Plant and Equipment, at cost, net of allowance for depreciation of $7,821.4 in 2004 and $7,124.7 in 2003	14,433.1	14,169.0
Goodwill	1,085.7	1,085.4
Other Intangibles, net	725.7	864.0
Other Assets	5,512.6	5,000.7

	$42,874.4	$40,587.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loans payable and current portion of long-term debt	$2,192.4	$1,700.0
Trade accounts payable	544.5	520.5
Accrued and other current liabilities	4,308.6	3,987.5
Income taxes payable	2,901.4	2,538.9
Dividends payable	843.0	822.7

Total current liabilities	10,789.9	9,569.6

Long-Term Debt	4,394.2	5,096.0

Deferred Income Taxes and Noncurrent Liabilities	6,441.6	6,430.3

Minority Interests	3,937.2	3,915.2

Stockholders’ Equity
Common stock
Authorized - 5,400,000,000 shares
Issued - 2,976,230,393 shares	29.8	29.8
Other paid-in capital	6,885.9	6,956.6
Retained earnings	36,366.4	34,142.0
Accumulated other comprehensive (loss) income	(7.7)	65.5

	43,274.4	41,193.9
Less treasury stock, at cost
759,278,885 shares - September 30, 2004
754,466,884 shares - December 31, 2003	25,962.9	25,617.5

Total stockholders’ equity	17,311.5	15,576.4

	$42,874.4	$40,587.5

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Unaudited, $ in millions)

	Nine Months
	Ended September 30
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net Income	$4,712.3	$5,435.7
Less: Income from discontinued operations, net of tax	—	(241.3)

Income from continuing operations	4,712.3	5,194.4
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	1,051.3	993.6
Deferred income taxes	198.8	319.4
Other	552.1	(210.3)
Net changes in assets and liabilities	(83.2)	(698.7)

NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS	6,431.3	5,598.4

CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Capital expenditures	(1,209.4)	(1,374.1)
Purchase of securities, subsidiaries and other investments	(52,770.5)	(41,789.7)
Proceeds from sale of securities, subsidiaries and other investments	52,218.0	39,839.9
Banyu acquisition	(12.7)	(1,389.5)
Other	(5.4)	(3.4)

NET CASH USED BY INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(1,780.0)	(4,716.8)

CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Net change in short-term borrowings	(558.0)	516.1
Proceeds from issuance of debt	405.1	1,295.9
Payments on debt	(10.5)	(721.6)
Purchase of treasury stock	(688.0)	(1,389.0)
Dividends paid to stockholders	(2,467.7)	(2,423.4)
Other	116.3	222.9

NET CASH USED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	(3,202.8)	(2,499.1)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	17.4	112.4

DISCONTINUED OPERATIONS
Net cash provided by discontinued operations	—	248.0
Dividend received from Medco Health, net of intercompany settlements and cash transferred	—	1,187.9

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	1,435.9

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	1,465.9	(69.2)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,201.0	2,243.0

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,666.9	$2,173.8

The accompanying notes are an integral part of this consolidated financial statement.

Notes to Consolidated Financial Statements

1.	The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K.

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

2.	On September 30, 2004, the Company announced a voluntary worldwide withdrawal of Vioxx, its arthritis and acute pain medication. The Company’s decision, which was effective immediately, was based on new three-year data from a prospective, randomized, placebo-controlled clinical trial, APPROVe (Adenomatous Polyp Prevention on Vioxx).

The trial, which was stopped, was designed to evaluate the efficacy of Vioxx 25 mg in preventing the recurrence of colorectal polyps in patients with a history of colorectal adenomas and to further assess the cardiovascular safety of Vioxx. In this study, there was an increased relative risk for confirmed cardiovascular events, such as heart attack and stroke, beginning after 18 months of treatment in the patients taking Vioxx compared to those taking placebo. The results for the first 18 months of the APPROVe study did not show any increased risk of confirmed cardiovascular events on Vioxx, and in this respect, were similar to the results of two placebo-controlled studies described in the most recent U.S. labeling for Vioxx.

As a result of the withdrawal, the Company recorded an unfavorable adjustment to net income of $552.6 million, or $.25 per share, in the third quarter. The adjustment to pre-tax income was $726.2 million. Of this amount, $491.6 million related to estimated customer returns of product previously sold and was recorded as a reduction of Sales; $93.2 million related to write-offs of inventory held by the Company and was recorded in Materials and production expense; and $141.4 million related to estimated costs to undertake the withdrawal of the product and was recorded in Marketing and administrative expense. These amounts did not include any provisions for any potential legal actions relating to Vioxx (see Note 12). The tax benefit of this loss was determined to be approximately $173.6 million, which reflects the geographical mix of Vioxx returns and the cost of the withdrawal. At September 30, 2004, $318.5 million of the accrued balance was reported in Accrued and other current liabilities and $314.5 million was reported as a reduction to Accounts receivable. The Company may incur additional costs in the fourth quarter related to the withdrawal of Vioxx.

3.	In April, Merck and Bristol-Myers Squibb Company (Bristol-Myers Squibb) entered into a global collaborative agreement for muraglitazar, Bristol-Myers Squibb’s dual PPAR (peroxisome proliferator-activated receptor) agonist, currently in Phase III clinical development for use in treating both blood glucose and lipid abnormalities in patients with type 2 diabetes. Under the terms of the agreement, Bristol-Myers Squibb received a $100.0 million upfront payment and may receive up to $275.0 million in additional payments based upon the achievement of certain regulatory milestones. The Company recorded the upfront payment as Research and development expense in the second quarter. The companies will jointly develop the clinical and marketing strategy for muraglitazar and share equally in future development and commercialization costs.

4.	In March, Merck completed the sale of its 50-percent equity stake in Johnson & Johnson/MSD Europe, a non-prescription pharmaceuticals joint venture, to Johnson & Johnson for $244.0 million and recorded a $176.8 million gain as Other (income) expense, net in the first quarter. In addition to the sales proceeds, Merck will continue to benefit through royalties on certain products. Merck has also regained the rights to potential future products that switch from prescription to over-the-counter status in Europe. Johnson & Johnson/Merck Consumer Pharmaceuticals Co., a 50/50 joint venture between Johnson & Johnson and Merck that operates in the United States and Canada, is unaffected by this transaction.

5.	In March, the Company acquired Aton Pharma, Inc. (Aton), a privately held biotechnology company focusing on the development of novel treatments for cancer and other serious diseases. Aton’s clinical pipeline of histone deacetylase inhibitors represents a class of anti-tumor agents with potential for efficacy based on a novel mechanism of action. Aton’s lead product candidate, suberoylanilide hydroxamic acid, known as SAHA, has been extensively studied in Phase I clinical trials and is currently in Phase II clinical trials for the treatment of cutaneous T-cell lymphoma. Consideration for the acquisition consisted of an upfront payment and may include contingent payments based upon the regulatory filing, approval and sale of products. In connection with the transaction, the Company recorded a charge of $125.5 million for acquired research associated with products in development for which, at the acquisition date, technological feasibility had not been established and no alternative future use existed. This charge

Notes to Consolidated Financial Statements (continued)

was recorded in Research and development expense in the first quarter and was determined based upon the present value of projected future cash flows utilizing an income approach reflecting the appropriate risk-adjusted discount rate based on the product candidate’s stage of completion and its probability of technical and marketing success. The remaining net assets acquired in this transaction were not material. Because Aton was a development stage company that had not commenced its planned principal operations, the transaction was accounted for as an acquisition of assets rather than as a business combination and, therefore, goodwill was not recorded. Aton’s results of operations have been included with the Company’s since the acquisition date.

6.	In February, Merck and H. Lundbeck A/S (Lundbeck) entered into an agreement for the exclusive U.S. development and commercialization of gaboxadol, a compound currently in Phase III development for the treatment of sleep disorders. Under the terms of the agreement, Merck made an initial payment of $70.0 million, recorded as Research and development expense in the first quarter and may pay up to $200.0 million in additional milestone payments in the future. Merck and Lundbeck will jointly complete the ongoing Phase III clinical program, with Merck funding the majority of the remaining development activities. In the second quarter, Merck and Lundbeck announced an extension of their agreement for the exclusive development and commercialization of gaboxadol to Japan.

7.	In August 2003, Merck completed the spin-off of Medco Health Solutions, Inc. (Medco Health). Following the spin-off, the Company’s prior period Consolidated Statements of Income and Cash Flows and related disclosures have been restated to present the results of Medco Health separately as discontinued operations.

Summarized financial information for discontinued operations is as follows:

	($ in millions)
	Three Months	Nine Months
	Ended September 30, 2003*	Ended September 30, 2003*
Total net revenues	$4,755.9	$20,328.7
Income (loss) before taxes	(5.2)	369.6
Taxes on income	1.5	128.3
Income (loss), net of taxes	(6.7)	241.3

*Includes operations up through August 19, 2003 (date of spin-off).

8.	In 2003, the Company announced plans to eliminate approximately 4,400 positions worldwide as part of an effort to fundamentally lower its cost structure. As of September 30, 2004 approximately 4,500 positions had been eliminated, as the Company identified additional opportunities to eliminate positions and reduce costs. The program is expected to be completed by the end of 2004. For the three months ended September 30, 2004, the Company recorded restructuring costs of $34.5 million, of which $26.9 million related to employee severance benefits and $7.4 million related to termination charges on the Company’s pension and other postretirement benefit plans (see Note 15) and $.2 million related to a modification in the terms of certain employees’ stock option grants. For the nine months ended September 30, 2004, the Company recorded restructuring costs of $89.1 million, of which $71.5 million related to employee severance benefits, $16.0 million related to termination charges on the Company’s pension and other postretirement benefit plans (see Note 15) and $1.6 million related to a modification in the terms of certain employees’ stock option grants. In the fourth quarter of 2003, the Company recorded restructuring costs of $194.6 million, of which $101.8 million related to employee severance benefits, $86.0 million related to curtailment, settlement and termination charges on the Company’s pension and other postretirement benefit plans and $6.8 million related to a modification in the terms of certain employees’ stock option grants. All restructuring costs were recorded in Marketing and administrative expense. Additional costs may be incurred as the program is completed by the end of 2004.

A summary of the employee severance liability is as follows:

($ in millions)
2003 expense	$101.8
2003 payments	(23.5)

Accrued balance as of December 31, 2003	78.3
Nine months-to-date expense	71.5
Nine months-to-date payments	(84.2)

Accrued balance as of September 30, 2004	$65.6

Notes to Consolidated Financial Statements (continued)

9.	In 2004, as part of an ongoing compensation review, the Company made certain changes to its stock-based compensation programs. Under the new approach, the Company began granting performance share units (PSUs) and restricted stock units (RSUs), in addition to stock options, to certain management level employees. The financial value of individual stock-based incentive grants under the new approach is designed to be equivalent to the prior approach, only the mix of stock vehicles has changed. Both PSU and RSU payouts will be in shares of Company stock after the end of a three-year period, subject to the terms applicable to such awards. Additionally, PSU payouts will be contingent on the Company achieving certain earnings per share related targets.

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

The effect on net income and earnings per common share if the Company had applied the fair value method for recognizing employee stock-based compensation is as follows:

	($ in millions)
	Three Months		Nine Months
	Ended September 30		Ended September 30
	2004	2003	2004	2003
Net income, as reported	$1,325.6	$1,858.3	$4,712.3	$5,435.7
Compensation expense, net of tax:
Reported	2.2	(1.4)	12.5	1.2
Fair value method	(125.5)	(199.3)	(365.0)	(442.5)

Pro forma net income	$1,202.3	$1,657.6	$4,359.8	$4,994.4

Earnings per common share from continuing operations:
Assuming dilution – as reported	$.60	$.83	$2.11	$2.30
Assuming dilution – pro forma	$.54	$.78	$1.95	$2.15
Earnings per common share:
Basic – as reported	$.60	$.83	$2.12	$2.43
Basic – pro forma	$.54	$.74	$1.96	$2.23
Assuming dilution – as reported	$.60	$.82	$2.11	$2.41
Assuming dilution – pro forma	$.54	$.74	$1.95	$2.21

Notes to Consolidated Financial Statements (continued)

10.	Inventories consisted of:

	($ in millions)
	September 30	December 31
	2004	2003
Finished goods	$419.3	$552.5
Raw materials and work in process	2,139.2	2,309.8
Supplies	109.2	90.5

Total (approximates current cost)	2,667.7	2,952.8
Reduction to LIFO cost for domestic inventories	(80.4)	—

	$2,587.3	$2,952.8

Recognized as:
Inventories	$2,213.2	$2,554.7
Other assets	374.1	398.1

Amounts recognized as Other assets consist of raw materials and work in process inventories produced in preparation for product launches not expected to be sold within one year.

11.	In the first quarter of 2004, the Company issued $350.0 million of 2.5% three-year notes and $50.0 million of variable rate notes due in 2044 that are subject to repayment at the option of the holders on an annual basis. The Company also entered into an interest rate swap contract that effectively converts the 2.5% fixed rate notes to floating rate instruments. The interest rate swap is designated as a hedge of the fair value changes in the notes attributable to changes in the benchmark London Interbank Offered Rate (LIBOR) swap rate. The fair value changes in the notes are fully offset in interest expense by the fair value changes in the swap contract.

In July 2004, a seven-year combined interest rate and currency swap contract that the Company was a party to matured, with an immaterial impact on net income. This contract was used to convert a foreign currency denominated investment to a U.S. dollar investment.

12.	The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including product liability, intellectual property and commercial litigation, as well as additional matters such as antitrust actions.

As previously disclosed, federal and state personal injury lawsuits involving individual claims, as well as several putative class actions have been filed against the Company with respect to Vioxx. As of October 31, 2004, the Company has been served or is aware that it has been named as a defendant in approximately 375 lawsuits, which include approximately 1,000 plaintiff groups alleging personal injuries resulting from the use of Vioxx. Certain of these lawsuits include allegations regarding gastrointestinal bleeding, cardiovascular events and kidney damage. The Company has also been named as a defendant in several putative class actions seeking medical monitoring as a result of the putative class members’ use of Vioxx. In addition, certain state court actions seek various remedies under state consumer fraud and fair business practice statutes, including recovering the cost of Vioxx purchased by individuals and third-party payers such as union health plans (all of the actions discussed in this paragraph are collectively referred to as the “Vioxx Personal Injury Lawsuits”). The actions filed in the state courts of California and New Jersey, respectively, have been transferred to a single judge in each state for coordinated proceedings. In addition, the Company has filed a motion with the Judicial Panel on Multidistrict Litigation to transfer to a single federal judge and consolidate for pretrial purposes all federal cases of a similar nature alleging personal injury and/or economic loss relating to the purchase or use of Vioxx; several plaintiffs in certain Vioxx Personal Injury Lawsuits pending in federal court have made similar requests.

As previously disclosed, in addition to the Vioxx Personal Injury Lawsuits, a number of purported class action lawsuits also were filed in the third quarter of 2003 and the first quarter of 2004 by several individual shareholders in the United States District Court for the Eastern District of Louisiana naming as defendants the Company and several current or former officers of the Company, and alleging that the defendants made false and misleading statements regarding Vioxx in violation of the federal securities laws. The plaintiffs request certification of a class of purchasers of the Company’s common stock between May 22, 1999 and October 22, 2003, and seek unspecified compensatory damages and the costs of suit, including attorney fees. After the announcement of the withdrawal of Vioxx, the Company was named as a defendant in four additional purported securities class action lawsuits filed in federal courts in New Jersey and Pennsylvania. These later-filed actions request certification of a class of purchasers of Company stock during various periods between September 23, 2003 and September 30, 2004. The allegations in the later-filed actions are similar to those in the earlier-filed actions, except that the later-filed actions

Notes to Consolidated Financial Statements (continued)

also contain allegations relating to the withdrawal of Vioxx from the market. The complaint in the earlier-filed consolidated actions has been amended to include allegations regarding the withdrawal of Vioxx and to extend the purported class period until October 29, 2004. In October 2004, a purported class action lawsuit was filed in the New Jersey Superior Court for Hunterdon County against the Company and certain officers and members of the Board of Directors (past and present) alleging that the defendants made incomplete and misleading statements and omissions in a registration statement and certain prospectuses filed in connection with the Merck Stock Investment Plan, a dividend reinvestment plan. The plaintiffs in this case request certification of a class of investors who acquired the Company’s common stock through the Merck Stock Investment Plan between April 26, 2002 and September 30, 2004, and seek unspecified compensatory damages, rescission and the costs of suit, including attorney fees (all of the actions discussed in this paragraph are collectively referred to as the “Vioxx Securities Lawsuits”).

As previously disclosed, in March 2004, two shareholder derivative actions were filed in the United States District Court for the Eastern District of Louisiana naming the Company and certain members of the Board (past and present), together with certain executive officers, as defendants. The complaints arise out of substantially the same factual allegations that are made in the Vioxx-related federal securities putative class actions filed against the Company, which principally allege that the Company made false and misleading statements regarding Vioxx. The derivative suits, which are purportedly brought to assert rights of the Company, assert claims against the Board members and officers for breach of fiduciary duty, waste of corporate assets and unjust enrichment. The court in the Eastern District of Louisiana has consolidated the shareholder derivative actions with the earlier-filed consolidated securities actions. In October 2004, two shareholder derivative actions were filed in the New Jersey Superior Court for Hunterdon County against the Company and certain officers and members of the Board (past and present). The allegations in the later-filed actions are similar to those in the earlier-filed actions, except that the later-filed actions also contain allegations relating to the withdrawal of Vioxx from the market (all of the actions discussed in this paragraph are collectively referred to as the “Vioxx Derivative Lawsuits”). On October 29, 2004, attorneys representing two individual shareholders made a demand on the Board to take legal action against Mr. Raymond Gilmartin, Chairman, President and Chief Executive Officer and other unspecified individuals for allegedly causing damage to the Company with respect to the allegedly improper marketing of Vioxx.

In addition to these shareholder actions, since the announcement of the withdrawal of Vioxx, seven putative class actions have been filed against the Company, two in the United States District Court for the Eastern District of Louisiana and five in the United States District Court for the District of New Jersey (the “Vioxx ERISA Lawsuits” and, together with the Vioxx Securities Lawsuits and the Vioxx Derivative Lawsuits, the “Vioxx Shareholder Lawsuits”) on behalf of certain of the Company’s current and former employees who are participants in certain of the Company’s retirement plans asserting claims under the Employee Retirement Income Security Act (“ERISA”). The lawsuits make similar allegations to the allegations contained in the shareholder lawsuits described above. The plaintiff in one of the Vioxx ERISA Lawsuits has filed a motion with the Judicial Panel on Multidistrict Litigation to transfer to a single federal judge and consolidate for pretrial purposes all of the Vioxx ERISA Lawsuits.

In addition to the lawsuits discussed above, the Company has been named as a defendant in actions in various countries in Europe, Canada, Brazil and Israel related to Vioxx.

The Company has product liability insurance for claims brought in the Vioxx Personal Injury Lawsuits of up to approximately $630 million after deductibles and co-insurance. This insurance provides coverage for legal defense costs and potential damage amounts that have been or will be incurred in connection with the Vioxx Personal Injury Lawsuits. The Company believes that this insurance coverage extends to additional Vioxx Personal Injury Lawsuits that may be filed in the future. Certain of the Company’s insurers have reserved their rights to take a contrary position with respect to certain coverage and there could be disputes with insurers about coverage matters. The Company currently believes that it has at least approximately $190 million of Directors and Officers insurance coverage for the Vioxx Securities Lawsuits and Vioxx Derivative Lawsuits, and at least approximately $275 million of insurance coverage for the Vioxx ERISA Lawsuits. Additional insurance coverage for these claims may also be available under upper level excess policies that provide coverage for a variety of risks. There may be disputes with insurers about the availability of some or all of this insurance coverage.

The Company is unable at this time to determine whether the Company’s insurance coverage with respect to the Vioxx Personal Injury Lawsuits and the Vioxx Shareholder Lawsuits (collectively, the “Vioxx Lawsuits”) will be adequate to cover its defense costs and losses, if any.

Notes to Consolidated Financial Statements (continued)

Based on media reports and other sources, the Company anticipates that additional Vioxx Lawsuits will be filed against it and/or certain of its current and former officers and directors in the future.

In addition, in November, the Company was advised by the staff of the Securities and Exchange Commission (SEC) that it was commencing an informal inquiry concerning Vioxx. Also, the Company has received a subpoena from the U.S. Department of Justice requesting information related to the Company’s research, marketing and selling activities with respect to Vioxx in a federal healthcare investigation under criminal statutes. The Company will cooperate with the SEC and the Justice Department. The Company cannot predict the outcome of these inquiries, however, it is possible that highly unfavorable outcomes, including a potential civil disposition from the SEC and/or potential civil or criminal dispositions from the Justice Department, could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

The Company currently anticipates that one or more of the Vioxx Personal Injury Lawsuits may go to trial in the first half of 2005. The Company cannot predict the timing of any trials with respect to the Vioxx Shareholder Lawsuits. The Company believes that it has meritorious defenses to the Vioxx Lawsuits and will vigorously defend against them. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek indeterminate damages, the Company is unable to predict the outcome of these matters, and at this time cannot reasonably estimate the possible loss or range of loss with respect to the Vioxx Lawsuits. The Company has not established any reserves for any potential liability relating to the Vioxx Lawsuits. A series of highly unfavorable outcomes could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

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

As previously disclosed, the Company is a party in claims brought under the Consumer Protection Act of 1987 in the United Kingdom, which allege that certain children suffer from a variety of conditions as a result of being vaccinated with various bivalent vaccines for measles and rubella and/or trivalent vaccines for measles, mumps and rubella, including the Company’s M-M-R II. The conditions include autism, with or without inflammatory bowel disease, epilepsy, diabetes, encephalitis, encephalopathy, deafness, chronic fatigue syndrome and transverse myelitis. In early September 2003, the Legal Services Commission announced its decision to withdraw public funding of the litigation brought by the claimants. This decision was confirmed on appeal by the Funding Review Committee (“FRC”) on September 30, 2003. The claimants’ application for judicial review of the decision to withdraw public funding was dismissed in February 2004 and the April 2004 trial date was vacated. The lead claimants have decided not to apply to the Court of Appeal for permission to appeal that decision. Therefore, legal aid for all lead claimants has now been discharged. The non-lead claimants were subject to a “show cause” procedure to withdraw legal aid unless the claimants could show cause as to why it should not be withdrawn. The FRC heard 37 of the “show cause” appeals by the non-lead claimants in October 2004. The appeals involving autism (26) were unsuccessful, but funding was reinstated for 11 appeals involving other non-autism conditions, such as epilepsy, deafness, encephalitis and transverse myelitis. It is not yet known how many of the 11 appeals involve claimants suing the Company. All claimants for all conditions have until December 2004 to give notice of their intention to continue or discontinue with their claims, irrespective of whether or not they have secured legal aid funding. Directions from the court for the future conduct of the litigation will be made at a case management hearing in 2005.

As previously disclosed, the Company is also a party to individual and class action product liability lawsuits and claims in the United States involving pediatric vaccines (i.e., hepatitis B vaccine and haemophilus influenza type b vaccine) that contained thimerosal, a preservative used in vaccines. Other defendants include vaccine manufacturers who produced pediatric vaccines containing thimerosal as well as manufacturers of thimerosal. In these actions, the plaintiffs allege, among other things, that they have suffered neurological and other injuries as a result of having thimerosal introduced into their developing bodies. The Company has been successful in having many of these cases either dismissed or stayed on the ground that the National Vaccine Injury Compensation Program (NVICP) prohibits any person from filing or maintaining a civil action seeking damages against a vaccine manufacturer for vaccine-related injuries unless a petition is first filed in the United States Court of Federal Claims. A number of similar cases (M-M-R II alone and/or thimerosal-containing vaccines) have been filed in the United States Court of Federal Claims under the NVICP for a determination first on general causation issues. Three state

Notes to Consolidated Financial Statements (continued)

court cases and two Federal District Court cases are scheduled for trial in 2005. The Company believes that these lawsuits and claims are without merit and will vigorously defend against them in the proceedings in which it is a party.

The Company has been named as a defendant in antitrust cases in federal court in Minnesota and in state court in California, each alleging an unlawful conspiracy among different sets of pharmaceutical manufacturers to protect high prices in the United States by impeding importation into the United States of lower-priced pharmaceuticals from Canada.

A suit in federal court in Alabama by two providers of health services to needy patients alleges that 15 pharmaceutical companies overcharged the plaintiffs and a class of those similarly situated, for pharmaceuticals purchased by the plaintiffs under the program established by Section 340B of the Public Health Service Act. The Company and the other defendants have filed a motion to dismiss the complaint on numerous grounds.

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

As previously disclosed, on July 6, 2004, the United States District Court for the District of New Jersey granted a motion by the Company, Medco Health Solutions, Inc. (“Medco Health”) and certain officers and directors to dismiss a purported class action complaint involving claims related to the Company’s revenue recognition practice for retail co-payments paid by individuals to whom Medco Health provides pharmaceutical benefits as well as other allegations. The complaint was dismissed with prejudice. On August 20, 2004 the same court granted the Company’s motion to dismiss with prejudice a related shareholder derivative action. Plaintiffs in both actions have appealed the decisions.

Prior to the spin-off of Medco Health, as previously disclosed, the Company and Medco Health agreed to settle, on a class action basis, a number of lawsuits asserting violations of ERISA. Medco Health and the Company agreed to the settlement in order to avoid the significant cost and distraction of protracted litigation. By order dated May 25, 2004, the United States District Court for the Southern District of New York certified a class action, determined that the settlement was fair, reasonable, and adequate, and gave final approval to the settlement agreement among the Company, Medco Health and Class Counsel. Under the settlement, the Company and Medco Health have agreed to pay a total of $42.5 million, and Medco Health has agreed to modify certain business practices or to continue certain specified business practices for a period of five years. The financial compensation is intended to benefit members of the settlement class, which includes ERISA plans for which Medco Health administered a pharmacy benefit at any time between December 17, 1994 and the date of final approval.

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

Notes to Consolidated Financial Statements (continued)

13.	The Company’s decision to obtain insurance coverage is dependent on market conditions, including cost and availability, existing at the time such decisions are made. As a result of a number of factors, product liability insurance has become less available while the cost has increased significantly. The Company has evaluated its risks and has determined that the cost of obtaining product liability insurance outweighs the likely benefits of the coverage that is available and as such, has no insurance for certain product liabilities effective August 1, 2004, including liability for products first sold after that date. The Company will continue to evaluate its insurance needs and the costs, availability and benefits of product liability insurance in the future.

14.	As previously disclosed, the IRS has substantially completed its examination of the Company’s tax returns for the years 1993 to 1996 and on April 28, 2004 issued a preliminary notice of deficiency with respect to a partnership transaction entered into in 1993. Specifically, the IRS is proposing to disallow certain royalty and other expenses claimed as deductions on the 1993-1996 tax returns of the Company. The Company anticipates receiving a similar notice for 1997-1999, shortly. If the IRS ultimately prevails in its positions, the Company’s income tax due for the years 1993-1999 would increase by approximately $970 million plus interest of approximately $490 million. The IRS will likely make similar claims for years subsequent to 1999 in future audits with respect to this transaction. The potential disallowance for these later years, computed on a similar basis to the 1993-1999 disallowances, would be approximately $540 million plus interest of approximately $40 million. The IRS has proposed penalties on the Company with respect to all periods that have been examined and the Company anticipates the IRS would seek to impose penalties on all other periods.

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

15.	The Company has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. The net cost of such plans consisted of the following components:

	($ in millions)
	Three Months		Nine Months
	Ended September 30		Ended September 30
	2004	2003	2004	2003
Service cost	$73.1	$65.4	$225.7	$194.4
Interest cost	70.2	64.6	214.1	193.8
Expected return on plan assets	(93.1)	(84.4)	(274.8)	(253.9)
Net amortization	37.2	28.3	97.2	86.2
Settlements	17.3	—	17.3	—
Termination benefits	6.4	—	13.5	—

	$111.1	$73.9	$293.0	$220.5

The Company provides medical, dental and life insurance benefits, principally to its eligible U.S. retirees and similar benefits to their dependents, through its other postretirement benefits plans. The net cost of such plans consisted of the following components:

	($ in millions)
	Three Months		Nine Months
	Ended September 30		Ended September 30
	2004	2003	2004	2003
Service cost	$20.8	$16.7	$61.6	$51.3
Interest cost	25.6	22.2	76.1	68.1
Expected return on plan assets	(22.2)	(15.3)	(61.0)	(46.8)
Net amortization	6.5	6.9	20.9	21.1
Curtailments	—	(4.1)	(12.3)	(7.7)
Termination benefits	1.0	—	2.5	—

	$31.7	$26.4	$87.8	$86.0

Notes to Consolidated Financial Statements (continued)

During the second quarter 2004, in accordance with FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), the Company began accounting for the effect of the federal subsidy under the Act, which reduced the benefit obligation of certain of its other postretirement benefit plans by $169.0 million. The service cost, interest cost and net amortization components of net postretirement benefit cost were reduced by $2.0 million, $2.6 million and $3.2 million, respectively, for the three month period ended September 30, 2004 and $6.0 million, $7.9 million and $9.4 million, respectively, for the nine month period ended September 30, 2004. While the Company is recognizing the subsidy in accordance with current accounting requirements, it will continue to evaluate the Act and regulations that follow to determine the optimal approach to incorporating the impact of the Act.

The Company changed participant contributions and the service recognized for eligibility for certain of its other postretirement benefit plans. These amendments generated curtailment gains of $4.1 million for the three month period ended September 30, 2003, and $12.3 million and $7.7 million for the nine month periods ended September 30, 2004 and 2003, respectively.

The Company recorded termination charges for the three and nine month periods ended September 30, 2004 of $6.4 million and $13.5 million, respectively, on its pension plans and $1.0 million and $2.5 million, respectively, on its other postretirement benefit plans related to expanded eligibility for certain employees under the restructuring action (see Note 8).

In addition, the Company recorded a settlement charge of $17.3 million in the third quarter of 2004 on certain of its domestic pension plans resulting from employees electing to receive their pension benefits as lump sum payments.

16.	Other (income) expense, net, consisted of:

	($ in millions)
	Three Month		Nine Months
	Ended September 30		Ended September 30
	2004	2003	2004	2003
Interest income	$(75.7)	$(66.9)	$(209.8)	$(236.5)
Interest expense	72.4	81.1	216.8	270.9
Exchange losses/(gains)	2.8	(1.7)	9.9	(25.1)
Minority interests	37.6	39.1	114.0	131.5
Other, net	(41.3)	(34.5)	(370.9)	(255.3)

	$(4.2)	$17.1	$(240.0)	$(114.5)

Minority interests include third parties’ share of exchange gains and losses arising from translation of the financial statements into U.S. dollars.

Other, net for the nine month period ended September 30, 2004 reflects the gain on the divestiture of Merck’s 50-percent equity stake in Johnson & Johnson/MSD Europe.

Interest paid for the nine month periods ended September 30, 2004 and 2003 was $238.1 million and $302.2 million, respectively.

17.	President Bush recently signed the American Jobs Creation Act of 2004 (the Jobs Creation Act). The Jobs Creation Act contains a number of provisions that might affect the Company’s future effective tax rate. The most significant provision would allow the Company to elect to deduct from its taxable income 85% of certain eligible dividends received by the Company from non-U.S. subsidiaries before the end of 2005 if those dividends are reinvested in the U.S. for eligible purposes. The Company is currently evaluating the amount of such eligible dividends that its non-U.S. subsidiaries will remit, as well as the effects the Jobs Creation Act will have on its effective tax rate and deferred tax assets and liabilities.

18.	The weighted average common shares used in the computations of basic earnings per common share and earnings per common share assuming dilution (shares in millions) are as follows:

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2004	2003	2004	2003
Average common shares outstanding	2,218.5	2,237.0	2,220.7	2,240.7
Common shares issuable(1)	7.7	16.9	8.8	18.2

Average common shares outstanding assuming dilution	2,226.2	2,253.9	2,229.5	2,258.9

(1)	Issuable primarily under stock-based compensation programs, including unvested PSUs and RSUs.

Notes to Consolidated Financial Statements (continued)

19.	Comprehensive income for the three months ended September 30, 2004 and 2003, representing all changes in stockholders’ equity during the period other than changes resulting from the Company’s stock, was $1,367.5 million and $1,884.3 million, respectively. Comprehensive income for the nine months ended September 30, 2004 and 2003 was $4,639.1 million and $5,389.1 million, respectively.

20.	The Company’s operations are principally managed on a products basis. The Merck Pharmaceutical segment includes products marketed either directly or through joint ventures. These products consist of therapeutic and preventive agents, sold by prescription, for the treatment of human disorders. Other segment revenues include non-reportable human and animal health segments.

Revenues and profits for these segments are as follows:

	($ in millions)
	Three Months		Nine Months
	Ended September 30		Ended September 30
	2004	2003	2004	2003
Segment revenues:
Merck Pharmaceutical	$5,134.9	$5,348.1	$16,129.4	$15,779.8
Other segment revenues	345.6	350.9	887.8	909.1

	$5,480.5	$5,699.0	$17,017.2	$16,688.9

Segment profits:
Merck Pharmaceutical	$3,056.7	$3,511.0	$10,235.2	$10,159.1
Other segment profits	388.4	363.4	909.4	879.2

	$3,445.1	$3,874.4	$11,144.6	$11,038.3

A reconciliation of total segment revenues to consolidated sales is as follows:

	($ in millions)
	Three Months		Nine Months
	Ended September 30		Ended September 30
	2004	2003	2004	2003
Segment revenues	$5,480.5	$5,699.0	$17,017.2	$16,688.9
Other revenues	57.6	63.0	173.5	169.9

	$5,538.1	$5,762.0	$17,190.7	$16,858.8

Other revenues are primarily comprised of miscellaneous corporate revenues, sales related to divested products or businesses and other supply sales.

Net sales by category of the Company’s products were as follows:

	($ in millions)
	Three Months		Nine Months
	Ended September 30		Ended September 30
	2004	2003	2004	2003
Atherosclerosis	$1,226.4	$1,421.1	$3,906.9	$3,852.0
Hypertension/heart failure	895.6	848.2	2,676.6	2,488.9
Osteoporosis	777.7	686.7	2,328.7	2,026.3
Respiratory	625.7	615.6	1,891.2	1,502.2
Anti-inflammatory/analgesics	250.0	543.1	1,687.0	1,906.7
Anti-bacterial/anti-fungal	304.9	280.9	859.9	754.3
Vaccines/biologicals	297.8	311.3	750.2	789.2
Urology	179.8	126.3	539.1	437.7
Ophthalmologicals	178.2	166.2	525.2	485.7
Human immunodeficiency virus (HIV)	64.9	64.3	193.4	228.7
Other	737.1	698.3	1,832.5	2,387.1

	$5,538.1	$5,762.0	$17,190.7	$16,858.8

Anti-inflammatory/analgesics includes sales of Vioxx which was voluntarily withdrawn worldwide on September 30, 2004 (see Note 2). Other primarily includes sales of other human pharmaceuticals, pharmaceutical and animal health supply sales to the Company’s joint ventures and revenue from the Company’s relationship with AstraZeneca LP.

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

A reconciliation of segment profits to total income from continuing operations before taxes is as follows:

	($ in millions)
	Three Months		Nine Months
	Ended September 30		Ended September 30
	2004	2003	2004	2003
Segment profits	$3,445.1	$3,874.4	$11,144.6	$11,038.3
Other profits	(24.4)	72.8	.2	138.9
Adjustments	112.3	104.1	346.1	310.7
Unallocated:
Interest income	75.7	66.9	209.8	236.5
Interest expense	(72.4)	(81.1)	(216.8)	(270.9)
Equity income from affiliates	21.9	11.2	82.0	40.2
Depreciation and amortization	(312.1)	(277.8)	(936.1)	(854.8)
Research and development	(919.3)	(776.5)	(2,901.6)	(2,373.6)
Other expenses, net	(513.8)	(389.2)	(1,133.5)	(974.6)

	$1,813.0	$2,604.8	$6,594.7	$7,290.7

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Results

Summary

Earnings per share for the third quarter of 2004 were $0.60, including a $0.25 unfavorable effect associated with the Company’s voluntary worldwide withdrawal of Vioxx described below. The unfavorable impact includes estimated customer returns of product previously sold, write-offs of inventory held by Merck and costs to undertake the withdrawal of the product. Net income was $1,325.6 million, including a $552.6 million unfavorable effect related to the withdrawal of Vioxx. Worldwide sales were $5.5 billion for the quarter, including a $491.6 million unfavorable effect related to the withdrawal of Vioxx. For the third quarter of 2003, earnings per share from continuing operations(1) were $0.83, income from continuing operations was $1,865.0 million and sales were $5.8 billion. Global sales performance includes a 2-point favorable effect from foreign exchange for the third quarter of 2004.

For the first nine months of 2004, earnings per share were $2.11, net income was $4,712.3 million and sales were $17.2 billion for the period. These amounts include the unfavorable effects described above associated with the withdrawal of Vioxx. Earnings per share from continuing operations were $2.30, income from continuing operations was $5,194.4 million and sales were $16.9 billion for the comparable period in 2003. Global sales performance includes a 3-point favorable effect from foreign exchange for the first nine months of 2004.

The Company’s gross margin was 75.4% in the third quarter of 2004 compared to 81.2% in the third quarter of 2003 and 78.6% compared to 81.0% for the respective nine-month period, reflecting the unfavorable effects associated with the withdrawal of Vioxx as well as the impact of changes in product mix.

Merck is redeploying research and development and marketing and sales personnel formerly dedicated to Vioxx to areas where additional growth opportunities exist, including other research programs, support of in-line products and upcoming product launches. In addition, the Company will continue to drive down its cost structure through a number of initiatives already under way. In October 2003, Merck announced plans to eliminate approximately 4,400 positions by the end of 2004. As of September 30, 2004 approximately 4,500 positions had been eliminated, as the Company identified additional opportunities to eliminate positions and reduce costs. Beginning in 2005, this action is expected to lower the Company’s annual payroll and benefit costs by approximately $250 to $300 million.

Marketing and administrative expenses increased 20% compared to the third quarter of 2003, including the effect of $141.4 million for estimated costs related to the withdrawal of Vioxx and the impact of $34.5 million for restructuring costs related to previously announced position eliminations. Excluding these effects, marketing and administrative expenses for the third quarter increased 8% from the third quarter of 2003. For the first nine months of 2004, marketing and administrative expenses increased 9%, including the aforementioned effect related to the withdrawal of Vioxx and the impact of $89.1 million for restructuring costs related to previously announced position eliminations. Excluding these effects, marketing and administrative expenses for the first nine months increased 4% from the comparable 2003 period.

Research and development expenses increased 18% during the third quarter, reflecting Merck’s ongoing commitment to both basic and clinical research, as well as the impact of the Company’s external collaborations, such as with DOV Pharmaceutical, Inc. (DOV) and Nastech Pharmaceutical Company Inc. (Nastech). For the first nine months of 2004, research and development expenses increased 22% from the comparable period in 2003, reflecting the same factors affecting the third quarter increase as well as the impact of additional external collaborations, including those with Bristol-Myers Squibb Company (Bristol-Myers Squibb), H. Lundbeck A/S (Lundbeck) and Vertex Pharmaceuticals Incorporated (Vertex), and higher acquired research expense related to the acquisition of Aton Pharma, Inc. in 2004 compared with the acquired research expense related to the increase in the Company’s ownership of Banyu Pharmaceutical Co. Ltd. in 2003.

Voluntary Withdrawal of Vioxx

On September 30, 2004 Merck announced a voluntary worldwide withdrawal of Vioxx, its arthritis and acute pain medication. The Company’s decision, which was effective immediately, was based on new three-year data from a prospective, randomized, placebo-controlled clinical trial, APPROVe (Adenomatous Polyp Prevention on Vioxx).

The trial, which was stopped, was designed to evaluate the efficacy of Vioxx 25 mg in preventing the recurrence of colorectal polyps in patients with a history of colorectal adenomas and to further assess the cardiovascular safety of Vioxx. In this study, there was an increased relative risk for confirmed cardiovascular events, such as heart attack and stroke, beginning after 18 months of treatment in the patients taking Vioxx compared to those taking placebo. The results for the first 18 months of the APPROVe study did not show any increased risk of confirmed cardiovascular events on Vioxx, and in this respect, were similar to the results of two placebo-controlled studies described in the most recent U.S. labeling for Vioxx.

(1) Continuing operations exclude only the results from Medco Health Solutions, Inc., which was spun off on August 19, 2003.

Merck presented data from APPROVe at the American College of Rheumatology (ACR) Annual Scientific Meeting in San Antonio on October 18, 2004. The Company had requested the opportunity to present the data at the ACR meeting.

The Company estimates that there were 105 million U.S. prescriptions written for Vioxx from May 1999 through August 2004. Based on this estimate, the Company estimates that the number of patients who have taken Vioxx in the United States since its 1999 launch is approximately 20 million. The number of patients outside the United States who have taken Vioxx is undetermined at this time.

The Company has received a letter from Senator Charles Grassley requesting certain documents and information related to Vioxx. The Company intends to cooperate with Senator Grassley’s inquiry so that the Company can continue to describe the reasons for the Company’s voluntary withdrawal of Vioxx and to answer any questions related to the Company’s development and extensive testing of the medicine and its disclosures of the results of its studies.

In October, the Company received a letter from a group of five state Attorneys General raising concerns that the Company’s return and refund program for unused Vioxx will not provide consumers with adequate notice and will be unduly burdensome. The Company is cooperating with the Attorneys General to respond to their concerns.

Arcoxia

On October 29, 2004, the Company confirmed that it had received an “approvable” letter from the U.S. Food and Drug Administration (FDA) for the Company’s New Drug Application (NDA) for Arcoxia. The FDA informed Merck in the letter that before approval of the NDA can be issued, additional safety and efficacy data for Arcoxia are required.

On October 22, 2004, the European Medicines Agency announced that it will conduct a review of all COX-2 inhibitors, including Arcoxia, in light of the worldwide withdrawal of Vioxx. The agency said that it had been asked to conduct the review by the European Commission as a “precautionary measure” and that it would look at all aspects of the cardiovascular safety of COX-2 inhibitors, including thrombotic and cardio-renal events. The aim of the review is to determine whether there is a need to make EU-wide changes to the products’ marketing authorizations, including labeling, and whether additional studies are needed.

Arcoxia has been launched in 48 countries worldwide in Europe, Latin America and the Asia-Pacific region. Merck will continue to work with regulatory agencies in the countries where Arcoxia is approved, including the European Medicines Agency, to assess whether changes to the prescribing information for this class of drugs, including Arcoxia, are warranted.

Sales

Net sales by category of the Company’s products were as follows:

	($ in millions)
	Three Months		Nine Months
	Ended September 30		Ended September 30
	2004	2003	2004	2003
Atherosclerosis	$1,226.4	$1,421.1	$3,906.9	$3,852.0
Hypertension/heart failure	895.6	848.2	2,676.6	2,488.9
Osteoporosis	777.7	686.7	2,328.7	2,026.3
Respiratory	625.7	615.6	1,891.2	1,502.2
Anti-inflammatory/analgesics	250.0	543.1	1,687.0	1,906.7
Anti-bacterial/anti-fungal	304.9	280.9	859.9	754.3
Vaccines/biologicals	297.8	311.3	750.2	789.2
Urology	179.8	126.3	539.1	437.7
Ophthalmologicals	178.2	166.2	525.2	485.7
Human immunodeficiency virus (HIV)	64.9	64.3	193.4	228.7
Other	737.1	698.3	1,832.5	2,387.1

	$5,538.1	$5,762.0	$17,190.7	$16,858.8

Sales by individual therapeutic class are presented net of rebates and discounts, which in the aggregate, reduced revenues by $982.8 million and $986.1 million for the three month periods ended September 30, 2004 and 2003, respectively, and $3.0 billion and $2.3 billion for the nine month periods ended September 30, 2004 and 2003, respectively. Provisions for rebates and discounts cover discounts that result from sales to a customer through an intermediary wholesale purchaser as well as rebates owed based upon contractual agreements or legal requirements with benefit providers, including Medicaid, after the final dispensing of the product by a pharmacy to a benefit plan participant. In the preceding table, Anti-inflammatory/analgesics includes sales of Vioxx which was voluntarily withdrawn worldwide on September 30, 2004. Other primarily includes sales of other human pharmaceuticals, pharmaceutical and animal health supply sales to the Company’s joint ventures and revenue from the Company’s relationship with AstraZeneca LP (AZLP). In connection with the U.S. wholesaler distribution program, implemented in the fourth quarter of 2003, inventory levels at key wholesalers for each of the Company’s major products approximate two to three weeks of supply.

Worldwide sales of Singulair, a once-a-day oral medicine indicated for the treatment of chronic asthma and the relief of symptoms associated with seasonal allergic rhinitis, reached $625.7 million in the third quarter, which was 2% higher than the third quarter of 2003. Sales in the third quarter of 2003 were favorably impacted by approximately $120 million of wholesaler buy-in. U.S. mail-order-adjusted prescription levels for Singulair increased by approximately 18 percent for the quarter, as compared to the third quarter of 2003. Sales for the first nine months were $1.9 billion, a 26% increase over the comparable 2003 period. Singulair continues to be the second-most-prescribed product in the overall respiratory market in the United States as patients, physicians and managed care organizations continue to recognize the value Singulair offers to those who suffer from asthma or seasonal allergic rhinitis.

Fosamax continued as the most-prescribed medicine worldwide for the treatment of postmenopausal, male and glucocorticoid-induced osteoporosis. Global sales were strong, reaching $777.7 million during the quarter and $2.3 billion for the first nine months, representing growth of 13% and 15% over the respective periods of 2003. U.S. mail-order-adjusted prescription levels for Fosamax were in line with third-quarter 2003 levels.

In April, the Journal of Internal Medicine published findings from the first international head-to-head study that compared the efficacy of Fosamax Once Weekly (alendronate) 70 mg to Evista (raloxifene) 60 mg once daily, which showed that Fosamax provided significantly greater increases in bone mineral density (BMD) at the lumbar spine and total hip.

Results from the Fosamax Actonel Comparison Trial (FACT) were presented on October 1, 2004 at the American Society for Bone Mineral Research meeting. This is the first head-to-head study comparing FDA-approved once-weekly osteoporosis treatments in postmenopausal women with osteoporosis conducted in the United States. FACT showed that Fosamax demonstrated significantly greater increases in BMD and reductions in markers of bone-turnover than Actonel. Fosamax increased BMD 62 percent more than Actonel at the hip trochanter (hip bone), with similar tolerability. BMD is a major determinant of bone strength; the lower the BMD score the greater the risk of fracture.

Global sales of Merck’s antihypertensive medicines, Cozaar and Hyzaar (2), were strong, reaching $706.2 million for the third quarter and $2.1 billion for the first nine months, representing growth of 14% and 15% over the respective periods in 2003. Cozaar is the second-most-frequently prescribed angiotensin II antagonist (AIIA) in the United States and the largest-selling AIIA in Europe. U.S. mail-order-adjusted prescription levels for Cozaar and Hyzaar increased by approximately 4 percent for the quarter, as compared to the third quarter of 2003.

Worldwide sales of Zocor, Merck’s statin for modifying cholesterol, were $1.2 billion in the third quarter and $3.9 billion for the first nine months. Third-quarter Zocor performance includes an unfavorable comparison to 2003, which was affected by approximately $110 million of wholesaler buy-in, resulting in a decline in sales of 13% from the same period in 2003. Zocor sales growth for the first nine months was 2% compared to the first nine months of 2003. U.S. mail-order-adjusted prescription levels for Zocor increased by approximately 2 percent for the quarter, as compared to the third quarter of 2003.

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

Global sales of Merck’s coxib, Arcoxia, reached $61.1 million in the third quarter and $153.5 million for the first nine months. To date, Arcoxia has been launched in 48 countries in Europe, Latin America and Asia. On October 29, 2004, the Company confirmed that it had received an “approvable” letter from the FDA for the Company’s NDA for Arcoxia. The FDA informed Merck in the letter that before approval of the NDA can be issued, additional safety and efficacy data for Arcoxia are required.

(2) COZAAR and HYZAAR are registered trademarks of E.I. DuPont de Nemours & Company, Wilmington, Del.

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

In October, results of a new clinical study were presented at the annual meeting of the American College of Rheumatology which showed Arcoxia demonstrated significantly fewer discontinuations due to gastrointestinal side effects compared to diclofenac sodium, a commonly prescribed non-steroidal anti-inflammatory drug. In this one-year study, known as the EDGE (Etoricoxib Diclofenac Gastrointestinal Evaluation) study, the rates of confirmed thrombotic cardiovascular events were similar for Arcoxia and diclofenac sodium.

Sales of Merck’s other promoted medicines and vaccines were $1.4 billion during the third quarter and $3.8 billion for the first nine months, representing 5% growth over each of the respective periods of 2003. These products treat or prevent a broad range of conditions, such as infectious disease, glaucoma, benign prostate enlargement and migraine.

In support of the call to action issued on October 19 by the U.S. Department of Health and Human Services that emphasizes the importance of pneumococcal vaccine, Merck is increasing its available supply of Pneumovax 23. Typically, Merck sells 6 to 7 million doses in the United States annually. The Company is increasing its supply of Pneumovax 23 by 11 million doses.

Global sales of Zetia (branded Ezetrol outside of the United States), the cholesterol-absorption inhibitor developed and marketed by the Merck/Schering-Plough partnership, reached $293.1 million in the third quarter and $724.8 million for the first nine months. U.S. prescription levels for Zetia increased by approximately 70 percent for the quarter, as compared to the third quarter of 2003. In September, Zetia accounted for approximately 6 percent of total prescriptions in the lipid-lowering market (3) and is now reimbursed for nearly 90 percent of all patients in managed care plans in the United States. To date, Ezetrol has been launched in more than 40 countries outside of the United States and continues to show solid incremental growth. Worldwide sales of Zetia have exceeded $1 billion since its 2002 launch.

Vytorin (marketed as Inegy in many countries outside of the United States), developed and marketed by the Merck/Schering-Plough partnership, was approved by the FDA on July 23, 2004 and has been recently launched in the United States. In the 12 weeks since the product was approved in the U.S., Vytorin has already accounted for nearly 2 percent of new prescriptions in the U.S. lipid-lowering market(4). Worldwide sales of Vytorin were $51.6 million for the third quarter. In addition to the United States, Vytorin has now been approved in 10 countries, including Argentina, Brazil, Germany and Mexico. Vytorin is performing well in all markets.

Vytorin is the first single tablet to provide powerful LDL cholesterol reduction through dual inhibition of the two sources of cholesterol by inhibiting the production of cholesterol in the liver and blocking absorption of cholesterol in the intestine, including cholesterol from food. In two separate clinical trials, Vytorin provided greater reductions in LDL cholesterol than Lipitor or Zocor across the dosing ranges.

The Company records the results from its interest in the Merck/Schering-Plough partnership in Equity income from affiliates.

Research and Development

On November 4, 2004 the Company announced it had filed a Biologics License Application for ProQuad [Measles, Mumps, Rubella and Varicella (Oka/Merck) Virus Vaccine Live] with the FDA. ProQuad is an investigational vaccine for simultaneous vaccination against measles, mumps, rubella and varicella in children 12 months to 12 years of age. ProQuad combines two established Merck vaccines, M-M-R II (Measles, Mumps, Rubella Virus Vaccine Live) and Varivax [Varicella (Oka/Merck) Virus Vaccine Live].

In a new study presented at the National Immunization Conference in May, a single dose of ProQuad in 4- to 6-year-olds used in place of the routinely administered second dose of M-M-R II was generally well-tolerated and resulted in antibody responses similar to those developed with M-M-R II and Varivax separately.

In addition, muraglitazar, the first-in-class dual PPAR agonist for the treatment of type II diabetes in which Merck is in collaboration with Bristol-Myers Squibb, is targeted for submission to the FDA in the fourth quarter.

(3) Source: IMS NPA Plus Monthly Data

(4) Source: IMS NPA Plus 7 Weekly Data, week ended October 8

As previously announced, Merck intends to submit applications to the FDA for three investigational vaccines in the second half of 2005. The research and development programs for these investigational vaccines remain on track. The three vaccines are: RotaTeq, a vaccine to protect against rotavirus, a highly contagious virus that causes gastroenteritis and results in approximately 50,000 hospitalizations in the United States each year; a vaccine to reduce the incidence of human papillomavirus (HPV) infection and the associated development of cervical cancer – one of the most common cancers among women worldwide – and genital warts; and a vaccine to reduce the pain that accompanies shingles, which afflicts 1 million American adults each year.

RotaTeq demonstrated 100-percent efficacy against severe rotavirus gastroenteritis and 74-percent efficacy against rotavirus gastroenteritis of any severity in healthy infants, according to results from a new dose-ranging study presented at the annual meeting of the European Society for Pediatric Infectious Diseases in May. Merck is currently conducting the large-scale Rotavirus Efficacy and Safety Trial (REST) with more than 65,000 infants at clinical sites around the world, which will provide additional safety and efficacy data.

Data from an investigational HPV vaccine studied by Merck was presented on November 1, 2004 at the Interscience Conference on Antimicrobial Agents and Chemotherapy (ICAAC). In the study of 2,391 women aged 16-23 who were HPV 16-naïve at baseline, administration of the HPV 16 vaccine resulted in a 94 percent reduction in the combined incidence of persistent HPV 16 infection and HPV 16-related cervical precancerous lesions (Cervical Intraepithelial Neoplasia = CIN). Of particular importance, the vaccine was 100 percent efficacious in preventing the development of HPV 16-related CIN 2/3 (high-grade cervical pre-cancer, the immediate precursor to invasive cervical cancer). These are the final results of this study after the completion of 48 months of follow-up on all active study participants. The vaccine used in this study was an investigational monovalent vaccine intended to prevent infection by HPV type 16; it is a component of Merck’s investigational quadrivalent HPV (types 6, 11, 16, 18) L1 VLP vaccine.

Merck continued to augment its internal research efforts with a comprehensive licensing and external alliance strategy across the entire spectrum of collaborations from early research to late-stage compounds, as well as new technologies and targeted acquisitions. During the first nine months of 2004, Merck executed 41 significant transactions, including research collaborations, pre-clinical and clinical compounds and technology transactions, as well as the acquisition of Aton Pharma, Inc. Merck has more than 40 opportunities currently in detailed review. For the full year of 2003, Merck completed 47 such transactions.

In April, Merck and Bristol-Myers Squibb entered into a global collaborative agreement for muraglitazar, Bristol-Myers Squibb’s dual PPAR (peroxisome proliferator-activated receptor) agonist, currently in Phase III clinical development for use in treating both blood glucose and lipid abnormalities in patients with type 2 diabetes. Bristol-Myers Squibb received a $100.0 million upfront payment and may receive up to $275.0 million in additional payments based on the achievement of certain regulatory milestones. Merck and Bristol-Myers Squibb plan to file the U.S. NDA for muraglitazar in the fourth quarter. Merck and Bristol-Myers Squibb will jointly develop the clinical and marketing strategy for muraglitazar and share equally in future development and commercialization costs. Both companies will co-promote the product to physicians on a global basis, and Merck will receive payments based on net sales levels.

In June, Merck and Vertex entered into a global collaboration to develop and commercialize VX-680, Vertex’s lead Aurora kinase inhibitor that is expected to enter clinical development this year for the treatment of cancer. Aurora kinases are implicated in the onset and progression of many different human cancers, and novel Aurora kinase inhibitors such as VX-680 have the potential to play an important future role in the treatment and management of a wide range of tumor types. Vertex received a $20.0 million upfront payment and could receive up to an additional $14.0 million in research funding over the next two years. In addition, Vertex could receive additional milestone payments based upon the achievement of significant development events, regulatory filings and other events and approvals.

Also in June, Merck and Lundbeck announced an extension of their agreement for the exclusive development and commercialization of the sleep disorder compound gaboxadol to Japan. In February, the two companies announced their alliance for the exclusive U.S. development and commercialization of gaboxadol. Under the terms of the agreement, Merck made an initial payment of $70.0 million and may pay up to $200.0 million in additional milestone payments in the future. The companies anticipate that Merck will file an NDA with the FDA between late 2006 and mid-2007. Under the terms of the extended agreement, Merck and Lundbeck will jointly conduct the clinical program required for filing an NDA in Japan, with Merck funding the majority of the development activities. Following approval, the companies plan to co-promote gaboxadol in Japan. Lundbeck will receive a share of Japanese gaboxadol sales.

In August, Merck and DOV announced an agreement for the development and commercialization of DOV’s novel triple-uptake inhibitors being developed for depression and related psychiatric disorders. DOV received a $35.0 million up-front payment and could receive additional milestone payments based upon the achievement of significant development events, regulatory filings and other events and approvals. Merck has licensed exclusive worldwide rights to DOV 21,947, which is in Phase I, for all therapeutic indications.

In September, Merck and Nastech announced a global alliance to develop and commercialize Peptide YY (PYY) 3-36 Nasal Spray, Nastech’s product for the treatment of obesity, which is currently in Phase I development. The investigational PYY 3-36 Nasal Spray is designed to deliver the natural, appetite-regulating hormone PYY directly to the bloodstream.

Financial Guidance for 2004

Worldwide net sales will be driven by the Company’s major in-line products, including the impact of new studies and indications. Sales forecasts for those products for 2004 are as follows: Zocor $4.9 to $5.1 billion; Fosamax $3.0 to $3.2 billion; Cozaar and Hyzaar $2.7 to $2.9 billion; and Singulair $2.4 to $2.7 billion.

Under an agreement with AZLP, Merck receives revenue at predetermined rates on the U.S. sales of certain products by AZLP, most notably Prilosec and Nexium. In 2004, Merck anticipates these revenues to be approximately $1.4 to $1.6 billion.

The income contribution related to the Merck/Schering-Plough partnership is expected to be positive in 2004. Equity income from affiliates includes the results of the Merck/Schering-Plough partnership combined with the results of Merck’s other joint venture relationships. Equity income from affiliates is expected to be approximately $900 million to $1.0 billion for 2004.

Merck continues to expect that manufacturing productivity will offset inflation on product costs.

Product gross margin percentage is estimated to be approximately 76.5% to 77.5% for the fourth quarter of 2004 and 78% to 79% for the full year 2004 as a result of changes to the sales mix. This guidance excludes adjustments related to the withdrawal of Vioxx.

Research and development expense (which excludes joint ventures) is anticipated to increase at a high-teens percentage growth rate over the full-year 2003 level. This guidance includes acquired research and development expenses in 2003 and 2004.

Consolidated marketing and administrative expense is estimated to be at the same level as the full-year 2003 expense. This guidance excludes restructuring costs in 2003 and 2004 and excludes adjustments related to the withdrawal of Vioxx.

The consolidated 2004 tax rate is estimated to be approximately 28 to 29%. This guidance excludes adjustments related to the withdrawal of Vioxx.

Merck plans to continue its stock buyback program in 2004. As of September 30, 2004 $8.8 billion remains under the current buyback authorizations approved by Merck’s Board of Directors.

Approximately 4,500 positions had been eliminated as of September 30, 2004 as the Company identified additional opportunities to eliminate positions and reduce costs. This program, which was announced in October 2003, will be completed by the end of 2004. Restructuring costs for full-year 2004 are expected to be approximately $90 to $95 million.

Given these guidance elements, Merck anticipates fourth-quarter earnings per share (EPS) of $0.48 to $0.53, which includes the impact of approximately $700 to $750 million in foregone sales of Vioxx and potential additional fourth-quarter costs for the withdrawal of Vioxx. As a result, Merck anticipates full-year 2004 EPS guidance of $2.59 to $2.64, which includes the expectation that the impact of the withdrawal will negatively affect full-year EPS by $0.50 to $0.55.

Liquidity and Capital Resources

($ in millions)	September 30, 2004	December 31, 2003
Cash, cash equivalents and short-term investments	$6,956.8	$4,173.0
Working capital	$3,070.5	$1,957.6
Total debt to total liabilities and equity	15.4%	16.7%

Cash provided by operations continues to be the Company’s primary source of funds to finance operating needs and capital expenditures. Net cash provided by operating activities totaled $6.4 billion and $5.6 billion for the nine months ended September 30, 2004 and 2003, respectively.

Capital expenditures for the nine months totaled $1.2 billion and $1.4 billion in 2004 and 2003, respectively. Capital expenditures for the full year 2004 are expected to approximate $1.5 billion.

Dividends paid to stockholders were $2.5 billion and $2.4 billion for the first nine months of 2004 and 2003, respectively. In May and July 2004, the Board of Directors declared quarterly dividends of 37 and 38 cents per share on the Company’s common stock for the third and fourth quarters of 2004, respectively. The Company’s total dividends paid during 2004 will be $1.49 per share, a three percent increase over the amount paid during the same period in 2003.

The Company purchased $688.0 million of its Common Stock (14.9 million shares) for its Treasury during the first nine months of 2004. The Company has approximately $8.8 billion remaining under the July 2002 treasury stock purchase authorization.

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the Jobs Creation Act). The Jobs Creation Act includes a temporary incentive for U.S. multinationals to repatriate foreign earnings, a domestic manufacturing deduction and international tax reforms designed to improve the global competitiveness of U.S. businesses. The Company is in the process of evaluating the impact of the Jobs Creation Act and has not yet determined the effects on its effective tax rate and deferred tax assets and liabilities.

Legal Proceedings

As previously disclosed, federal and state personal injury lawsuits involving individual claims, as well as several putative class actions have been filed against the Company with respect to Vioxx. As of October 31, 2004, the Company has been served or is aware that it has been named as a defendant in approximately 375 lawsuits, which include approximately 1,000 plaintiff groups alleging personal injuries resulting from the use of Vioxx. Certain of these lawsuits include allegations regarding gastrointestinal bleeding, cardiovascular events and kidney damage. The Company has also been named as a defendant in several putative class actions seeking medical monitoring as a result of the putative class members’ use of Vioxx. In addition, certain state court actions seek various remedies under state consumer fraud and fair business practice statutes, including recovering the cost of Vioxx purchased by individuals and third-party payers such as union health plans (all of the actions discussed in this paragraph are collectively referred to as the “Vioxx Personal Injury Lawsuits”). The actions filed in the state courts of California and New Jersey, respectively, have been transferred to a single judge in each state for coordinated proceedings. In addition, the Company has filed a motion with the Judicial Panel on Multidistrict Litigation to transfer to a single federal judge and consolidate for pretrial purposes all federal cases of a similar nature alleging personal injury and/or economic loss relating to the purchase or use of Vioxx; several plaintiffs in certain Vioxx Personal Injury Lawsuits pending in federal court have made similar requests.

As previously disclosed, in addition to the Vioxx Personal Injury Lawsuits, a number of purported class action lawsuits also were filed in the third quarter of 2003 and the first quarter of 2004 by several individual shareholders in the United States District Court for the Eastern District of Louisiana naming as defendants the Company and several current or former officers of the Company, and alleging that the defendants made false and misleading statements regarding Vioxx in violation of the federal securities laws. The plaintiffs request certification of a class of purchasers of the Company’s common stock between May 22, 1999 and October 22, 2003, and seek unspecified compensatory damages and the costs of suit, including attorney fees. After the announcement of the withdrawal of Vioxx, the Company was named as a defendant in four additional purported securities class action lawsuits filed in federal courts in New Jersey and Pennsylvania. These later-filed actions request certification of a class of purchasers of Company stock during various periods between September 23, 2003 and September 30, 2004. The allegations in the later-filed actions are similar to those in the earlier-filed actions, except that the later-filed actions also contain allegations relating to the withdrawal of Vioxx from the market. The complaint in the earlier-filed consolidated actions has been amended to include allegations regarding the withdrawal of Vioxx and to extend the purported class period until October 29, 2004. In October 2004, a purported class action lawsuit was filed in the New Jersey Superior Court for Hunterdon County against the Company and certain officers and members of the Board of Directors (past and present) alleging that the defendants made incomplete and misleading statements and omissions in a registration statement and certain prospectuses filed in connection with the Merck Stock Investment Plan, a dividend reinvestment plan. The plaintiffs in this case request certification of a class of investors who acquired the Company’s common stock through the Merck Stock Investment Plan between April 26, 2002 and September 30, 2004, and seek unspecified compensatory damages, rescission and the costs of suit, including attorney fees (all of the actions discussed in this paragraph are collectively referred to as the “Vioxx Securities Lawsuits”).

As previously disclosed, in March 2004, two shareholder derivative actions were filed in the United States District Court for the Eastern District of Louisiana naming the Company and certain members of the Board (past and present), together with certain executive officers, as defendants. The complaints arise out of substantially the same factual allegations that are made in the Vioxx-related federal securities putative class actions filed against the Company, which principally allege that the Company made false and misleading statements regarding Vioxx. The derivative suits, which are purportedly brought to assert rights of the Company, assert claims against the Board members and officers for breach of fiduciary duty, waste of corporate assets and unjust enrichment. The court in the Eastern District of Louisiana has consolidated the shareholder derivative actions with the earlier-filed consolidated securities actions. In October 2004, two shareholder derivative actions were filed in the New Jersey Superior Court for Hunterdon County against the Company and certain officers and members of the Board (past and present). The allegations in the later-filed actions are similar to those in the earlier-filed actions, except that the later-filed actions also contain allegations relating to the withdrawal of Vioxx from the market (all of the actions discussed in this paragraph are collectively referred to as the “Vioxx Derivative Lawsuits”). On October 29, 2004, attorneys representing two individual shareholders made a demand on the Board to take legal action against Mr. Raymond Gilmartin, Chairman, President and Chief Executive Officer and other unspecified individuals for allegedly causing damage to the Company with respect to the allegedly improper marketing of Vioxx.

In addition to these shareholder actions, since the announcement of the withdrawal of Vioxx, seven putative class actions have been filed against the Company, two in the United States District Court for the Eastern District of Louisiana and five in the United States District Court for the District of New Jersey (the “Vioxx ERISA Lawsuits” and, together with the Vioxx Securities Lawsuits and the Vioxx Derivative Lawsuits, the “Vioxx Shareholder Lawsuits”) on behalf of certain of the Company’s current and former employees who are participants in certain of the Company’s retirement plans asserting claims under the Employee Retirement Income Security Act (“ERISA”). The lawsuits make similar allegations to the allegations contained in the shareholder lawsuits described above. The plaintiff in one of the Vioxx ERISA Lawsuits has filed a motion with the Judicial Panel on Multidistrict Litigation to transfer to a single federal judge and consolidate for pretrial purposes all of the Vioxx ERISA Lawsuits.

In addition to the lawsuits discussed above, the Company has been named as a defendant in actions in various countries in Europe, Canada, Brazil and Israel related to Vioxx.

The Company has product liability insurance for claims brought in the Vioxx Personal Injury Lawsuits of up to approximately $630 million after deductibles and co-insurance. This insurance provides coverage for legal defense costs and potential damage amounts that have been or will be incurred in connection with the Vioxx Personal Injury Lawsuits. The Company believes that this insurance coverage extends to additional Vioxx Personal Injury Lawsuits that may be filed in the future. Certain of the Company’s insurers have reserved their rights to take a contrary position with respect to certain coverage and there could be disputes with insurers about coverage matters. The Company currently believes that it has at least approximately $190 million of Directors and Officers insurance coverage for the Vioxx Securities Lawsuits and Vioxx Derivative Lawsuits, and at least approximately $275 million of insurance coverage for the Vioxx ERISA Lawsuits. Additional insurance coverage for these claims may also be available under upper level excess policies that provide coverage for a variety of risks. There may be disputes with insurers about the availability of some or all of this insurance coverage.

The Company is unable at this time to determine whether the Company’s insurance coverage with respect to the Vioxx Personal Injury Lawsuits and the Vioxx Shareholder Lawsuits (collectively, the “Vioxx Lawsuits”) will be adequate to cover its defense costs and losses, if any.

Based on media reports and other sources, the Company anticipates that additional Vioxx Lawsuits will be filed against it and/or certain of its current and former officers and directors in the future.

In addition, in November, the Company was advised by the staff of the Securities and Exchange Commission (SEC) that it was commencing an informal inquiry concerning Vioxx. Also, the Company has received a subpoena from the U.S. Department of Justice requesting information related to the Company’s research, marketing and selling activities with respect to Vioxx in a federal healthcare investigation under criminal statutes. The Company will cooperate with the SEC and the Justice Department. The Company cannot predict the outcome of these inquiries, however, it is possible that highly unfavorable outcomes, including a potential civil disposition from the SEC and/or potential civil or criminal dispositions from the Justice Department, could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

The Company currently anticipates that one or more of the Vioxx Personal Injury Lawsuits may go to trial in the first half of 2005. The Company cannot predict the timing of any trials with respect to the Vioxx Shareholder Lawsuits. The Company believes that it has meritorious defenses to the Vioxx Lawsuits and will vigorously defend against them. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek indeterminate damages, the Company is unable to predict the outcome of these matters, and at this time cannot reasonably estimate the possible loss or range of loss with respect to the Vioxx Lawsuits. The Company has not established any reserves for any potential liability relating to the Vioxx Lawsuits. A series of highly unfavorable outcomes could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

As previously disclosed, the Company is a party in claims brought under the Consumer Protection Act of 1987 in the United Kingdom, which allege that certain children suffer from a variety of conditions as a result of being vaccinated with various bivalent vaccines for measles and rubella and/or trivalent vaccines for measles, mumps and rubella, including the Company’s M-M-R II. The conditions include autism, with or without inflammatory bowel disease, epilepsy, diabetes, encephalitis, encephalopathy, deafness, chronic fatigue syndrome and transverse myelitis. In early

September 2003, the Legal Services Commission announced its decision to withdraw public funding of the litigation brought by the claimants. This decision was confirmed on appeal by the Funding Review Committee (“FRC”) on September 30, 2003. The claimants’ application for judicial review of the decision to withdraw public funding was dismissed in February 2004 and the April 2004 trial was vacated. The lead claimants have decided not to apply to the Court of Appeal for permission to appeal that decision. Therefore, legal aid for all lead claimants has now been discharged. The non-lead claimants were subject to a “show cause” procedure to withdraw legal aid unless the claimants could show cause as to why it should not be withdrawn. The FRC heard 37 of the “show cause” appeals by the non-lead claimants in October 2004. The appeals involving autism (26) were unsuccessful, but funding was reinstated for 11 appeals involving other non-autism conditions, such as epilepsy, deafness, encephalitis and transverse myelitis. It is not yet known how many of the 11 appeals involve claimants suing the Company. All claimants for all conditions have until December 2004 to give notice of their intention to continue or discontinue with their claims, irrespective of whether or not they have secured legal aid funding. Directions from the court for the future conduct of the litigation will be made at a case management hearing in 2005.

As previously disclosed, the Company is also a party to individual and class action product liability lawsuits and claims in the United States involving pediatric vaccines (i.e., hepatitis B vaccine and haemophilus influenza type b vaccine) that contained thimerosal, a preservative used in vaccines. Other defendants include vaccine manufacturers who produced pediatric vaccines containing thimerosal as well as manufacturers of thimerosal. In these actions, the plaintiffs allege, among other things, that they have suffered neurological and other injuries as a result of having thimerosal introduced into their developing bodies. The Company has been successful in having many of these cases either dismissed or stayed on the ground that the National Vaccine Injury Compensation Program (NVICP) prohibits any person from filing or maintaining a civil action seeking damages against a vaccine manufacturer for vaccine-related injuries unless a petition is first filed in the United States Court of Federal Claims. A number of similar cases (M-M-R II alone and/or thimerosal-containing vaccines) have been filed in the United States Court of Federal Claims under the NVICP for a determination first on general causation issues. Three state court cases and two Federal District Court cases are scheduled for trial in 2005. The Company believes that these lawsuits and claims are without merit and will vigorously defend against them in the proceedings in which it is a party.

The Company has been named as a defendant in antitrust cases in federal court in Minnesota and in state court in California, each alleging an unlawful conspiracy among different sets of pharmaceutical manufacturers to protect high prices in the United States by impeding importation into the United States of lower-priced pharmaceuticals from Canada.

A suit in federal court in Alabama by two providers of health services to needy patients alleges that 15 pharmaceutical companies overcharged the plaintiffs and a class of those similarly situated, for pharmaceuticals purchased by the plaintiffs under the program established by Section 340B of the Public Health Service Act. The Company and the other defendants have filed a motion to dismiss the complaint on numerous grounds.

As previously disclosed, on July 6, 2004, the United States District Court for the District of New Jersey granted a motion by the Company, Medco Health Solutions, Inc. (“Medco Health”) and certain officers and directors to dismiss a purported class action complaint involving claims related to the Company’s revenue recognition practice for retail co-payments paid by individuals to whom Medco Health provides pharmaceutical benefits as well as other allegations. The complaint was dismissed with prejudice. On August 20, 2004 the same court granted the Company’s motion to dismiss with prejudice a related shareholder derivative action. Plaintiffs in both actions have appealed the decisions.

In the previously-disclosed European Patent Office’s opposition proceedings challenging the Company’s patent for the weekly administration of alendronate, on August 19, 2004 the written opinion was issued confirming the oral decision revoking the Company’s patent. On September 16, 2004 the Company filed an appeal of this decision.

In an action in Australia challenging the validity of the Company’s Australian patent for the weekly administration of alendronate, on October 5, 2004 the patent was found invalid. The Company is planning to appeal this decision.

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

The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors described in the Company’s filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K. In Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 10, 2004, the Company discusses in more detail various important factors that could cause actual results to differ from expected or historic results. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.

PART II - Other Information

Item 1. Legal Proceedings

Information with respect to certain legal proceedings is incorporated by reference from Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part 1 of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities for the three month period ended September 30, 2004 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

			($ in millions)
			Approximate Dollar Value
	Total Number		of Shares That May Yet
	of Shares	Average Price	Be Purchased Under the
Period	Purchased(1)	Paid Per Share	Plans or Programs(1)
July 1 – July 31, 2004	1,842,300	$45.55	$8,991,718,824
August 1 – August 31, 2004	1,945,100	$45.10	$8,903,991,109
September 1 – September 30, 2004	1,605,500	$45.09	$8,831,602,312

Total	5,392,900	$45.25	$8,831,602,312

(1)	All shares purchased during the period were made as part of a plan announced in July 2002 to purchase $10 billion in Merck shares.

Item 6. Exhibits

Exhibits

3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (October 1, 2004)

3.2	By-Laws of Merck & Co., Inc. (as amended effective September 28, 2004) – Incorporated by reference to Current Report on Form 8-K dated September 28, 2004

12	Computation of Ratios of Earnings to Fixed Charges

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCK & CO., INC.

Date: November 8, 2004	/s/ Kenneth C. Frazier

KENNETH C. FRAZIER
Senior Vice President and General Counsel

Date: November 8, 2004	/s/ Richard C. Henriques

RICHARD C. HENRIQUES
Vice President, Controller

EXHIBIT INDEX

Number	Description
3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (October 1, 2004)

3.2	By-Laws of Merck & Co., Inc. (as amended effective September 28, 2004) – Incorporated by reference to Current Report on Form 8-K dated September 28, 2004

12	Computation of Ratios of Earnings to Fixed Charges

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer