Form 10-K
period 2004-12-31
MERCK & CO INC
filed 2005-03-11
CIK 64978

As filed with the Securities and Exchange Commission on March 11, 2005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(MARK ONE)

☑	Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the transition period from ______to ______

Commission File No. 1-3305

Merck & Co., Inc.
One Merck Drive
Whitehouse Station, N. J. 08889-0100
(908) 423-1000

Incorporated in New Jersey	I.R.S. Employer Identification No. 22-1109110

Securities Registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on which Registered
Common Stock	New York and Philadelphia Stock Exchanges
($0.01 par value)

     Number of shares of Common Stock ($0.01 par value) outstanding as of February 28, 2005: 2,208,052,404.

     Aggregate market value of Common Stock ($0.01 par value) held by non-affiliates on June 30, 2004 based on closing price on June 30, 2004: $105,392,000,000.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑      No ☐

Documents Incorporated by Reference:

Document	Part of Form 10-K
Annual Report to stockholders for the fiscal year	Parts I and II
ended December 31, 2004
Proxy Statement for the Annual Meeting of	Part III
Stockholders to be held April 26, 2005

PART I

Item 1. Business.

     Merck & Co., Inc. (“Merck” or the “Company”) is a global research-driven pharmaceutical company that discovers, develops, manufactures and markets a broad range of innovative products to improve human and animal health, directly and through its joint ventures. The Company sells its products primarily to drug wholesalers and retailers, hospitals, clinics, government agencies and managed health care providers such as health maintenance organizations and other institutions. The Company’s professional representatives communicate the effectiveness, safety and value of its products to health care professionals in private practice, group practices and managed care organizations.

     Product Sales

     Sales1 by category of the Company’s products were as follows:

($ in millions)	2004	2003	2002
Atherosclerosis	$5,223.0	$5,077.9	$5,552.1
Hypertension/heart failure	3,646.7	3,421.6	3,477.8
Osteoporosis	3,159.6	2,676.6	2,243.1
Respiratory	2,622.0	2,009.4	1,489.8
Anti-inflammatory/analgesics	1,779.6	2,677.3	2,587.2
Anti-bacterial/anti-fungal	1,200.9	1,028.5	821.0
Vaccines/biologicals	1,036.1	1,056.1	1,028.3
Urology	733.1	605.5	547.3
Ophthalmologicals	726.5	675.1	621.5
Human immunodeficiency virus (“HIV”)	255.5	290.6	294.3
Other	2,555.6	2,967.3	2,783.4

Total	$22,938.6	$22,485.9	$21,445.8

[1]Presented net of discounts and returns.

     The Company’s products include therapeutic and preventive agents, generally sold by prescription, for the treatment of human disorders. Among these are atherosclerosis products, of which Zocor (simvastatin) is the largest-selling; hypertension/heart failure products, the most significant of which are Cozaar (losartan potassium), Hyzaar (losartan potassium and hydrochlorothiazide), and Vasotec (enalapril maleate); an osteoporosis product, Fosamax (alendronate sodium), for treatment and prevention of osteoporosis; a respiratory product, Singulair (montelukast sodium), a leukotriene receptor antagonist for treatment of asthma and for relief of symptoms of seasonal allergic rhinitis; anti-inflammatory/analgesics, which include Vioxx (rofecoxib), which was voluntarily withdrawn from the market worldwide on September 30, 2004, and Arcoxia (etoricoxib), agents that specifically inhibit the COX-2 enzyme, which is responsible for pain and inflammation (“coxib”); anti-bacterial/anti-fungal products, which includes Primaxin (imipenem and cilastatin sodium), Cancidas (caspofungin acetate) and Invanz (ertapenem sodium); vaccines/biologicals, of which Varivax (varicella virus vaccine live), a live virus vaccine for the prevention of chickenpox, M-M-R II (measles, mumps and rubella virus vaccine live), a pediatric vaccine for measles, mumps and rubella, Pneumovax (pneumococcal vaccine polyvalent), a vaccine for the prevention of pneumococcal disease and Recombivax HB (hepatitis B vaccine [recombinant]) are the largest-selling; a urology product, Proscar (finasteride), for treatment of symptomatic benign prostate enlargement; ophthalmologicals, of which Cosopt (dorzolamide hydrochloride and timolol maleate ophthalmic solution) and Trusopt (dorzolamide hydrochloride ophthalmic solution) are the largest-selling; and HIV products, which include Stocrin (efavirenz) and Crixivan (indinavir sulfate) for the treatment of human immunodeficiency viral infection in adults.

     Other primarily includes sales of other human pharmaceuticals, pharmaceutical and animal health supply sales to the Company’s joint ventures and revenue from the Company’s relationship with AstraZeneca LP, primarily relating to sales of Nexium (esomeprazole magnesium) and Prilosec (omeprazole).

     In August 2004, the Company announced that the U.S. Food and Drug Administration (“FDA”) granted a new indication for Hyzaar for initial use in appropriate patients with severe hypertension.

     In October 2004, the indications for Cancidas were expanded with FDA approval for empirical therapy for presumed fungal infections in febrile neutropenic patients.

     Voluntary Withdrawal of Vioxx — On September 30, 2004, Merck announced a voluntary worldwide withdrawal of Vioxx, its arthritis and acute pain medication. The Company’s decision, which was effective immediately, was based on new three-year data from a prospective, randomized, placebo-controlled clinical trial, APPROVe (Adenomatous Polyp Prevention on Vioxx).

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

     Merck presented data from APPROVe at the American College of Rheumatology (“ACR”) Annual Scientific Meeting in San Antonio on October 18, 2004. The Company had requested the opportunity to present the data at the ACR meeting.

     The Company estimates that there were 105 million U.S. prescriptions written for Vioxx from May 1999 through August 2004. Based on this estimate, the Company estimates that the number of patients who have taken Vioxx in the United States since its 1999 launch is approximately 20 million. The number of patients outside the United States who have taken Vioxx is undetermined at this time.

     In October 2004, the Company received a letter from Senator Charles Grassley, Chairman of the Senate Committee on Finance, requesting certain documents and information related to Vioxx. The Company also received requests for information from other Congressional committees. The Company intends to cooperate with these inquiries so that the Company can continue to describe the reasons for the Company’s voluntary withdrawal of Vioxx and to answer any questions related to the Company’s development and extensive testing of the medicine and its disclosures of the results of its studies.

     Also, in October 2004, the Company received a letter from a group of five state Attorneys General raising concerns that the Company’s return and refund program for unused Vioxx will not provide consumers with adequate notice and will be unduly burdensome. The Company is cooperating with the Attorneys General to respond to their concerns.

     On February 16-18, 2005, the FDA held a joint meeting of the Arthritis Advisory Committee and the Drug Safety and Risk Management Advisory Committee. The committees discussed the overall benefit to risk considerations (including cardiovascular and gastrointestinal safety concerns) for COX-2 selective nonsteroidal anti-inflammatory drugs and related agents. On February 18, 2005, the members of the committees were asked to vote on whether the overall risk versus benefit profile for Vioxx supports marketing in the United States. The members of the committees voted 17 to 15 in support of the marketing of Vioxx in the United States. The Company looks forward to discussions with the FDA and other regulatory authorities about Vioxx.

     As previously announced, the Board of Directors of the Company appointed a Special Committee to review the Company’s actions prior to its voluntary withdrawal of Vioxx, to act for the Board in responding to shareholder litigation matters related to the withdrawal of Vioxx and to advise the Board with respect to any action that should be taken as a result of the review.

     Arcoxia - Arcoxia has been launched in 51 countries in Europe, Latin America and Asia. On October 29, 2004, the Company confirmed that it had received an “approvable” letter from the FDA for the Company’s New Drug Application (“NDA”) for Arcoxia. The FDA informed Merck in the letter that before approval of the NDA can be issued, additional safety and efficacy data for Arcoxia are required. On October 22, 2004, the European Medicines Evaluation Agency (“EMEA”) announced that it would conduct a review of all COX-2 inhibitors, including Arcoxia, in light of the worldwide withdrawal of Vioxx. The EMEA said that it had been asked to conduct the review by the European Commission as a “precautionary measure” and that it would look at all aspects of the cardiovascular safety of COX-2 inhibitors, including thrombotic and cardio-renal events. On January 18, 2005, the EMEA’s Committee on Medicinal Products for Human Use (“CHMP”) held hearings in connection with its review. Additional meetings were held by the CHMP in mid-February to continue its review to determine whether there is a need to make European Union (“EU”)-wide changes to the products’ marketing authorizations, including labeling, and to determine whether additional studies are needed. On February 17, 2005, CHMP announced that it had concluded that the available data show an increased risk of cardiovascular adverse events for COX-2 inhibitors as a class relative to placebo and some NSAIDS. According to CHMP, the data also suggested an association between duration of use and dose and the probability of suffering a cardiovascular event and therefore recommended use of the lowest effective dose of COX-2 inhibitors for the shortest possible duration of treatment. Further, CHMP introduced a contra-indication for all COX-2 inhibitors in patients with ischemic heart disease or stroke, and expanded the contra-indication for certain patients having higher classes of congestive heart failure. Specifically with respect to Arcoxia, CHMP also introduced a contra-indication in patients with hypertension whose blood pressure is not under control, and advised that Arcoxia may be associated with more frequent and severe effects on blood pressure, particularly at higher doses, than some other COX-2 inhibitors, and recommended monitoring of blood pressure for all patients taking Arcoxia. CHMP stated that these are interim measures pending the finalization of the class review which is expected in April 2005. Finally, CHMP concluded that more research is needed in the field to evaluate the cardiovascular safety of COX-2 inhibitors, and that ongoing cardiovascular trials should continue as planned.

     Merck is working with other regulatory agencies in the countries where Arcoxia is approved to assess whether changes to the prescribing information for the coxib class of drugs, including Arcoxia, are warranted.

     Acquisitions — In March 2004, the Company acquired Aton Pharma, Inc. (“Aton”), a privately held biotechnology company focusing on the development of novel treatments for cancer and other serious diseases. Aton’s clinical pipeline of histone deacetylase inhibitors represents a class of anti-tumor agents with potential for efficacy based on a novel mechanism of action. The lead product candidate, suberoylanilide hydroxamic acid (SAHA), is currently in Phase II clinical trials for the treatment of cutaneous T-cell lymphoma.

     In 2003, the Company, through its wholly owned subsidiary, MSD (Japan) Co., Ltd., completed tender offers to acquire the remaining 49% of the common shares of Banyu Pharmaceutical Co., Ltd. (“Banyu”) that it did not already own for an aggregate purchase price of approximately $1.5 billion. On March 30, 2004, Merck completed its acquisition of Banyu. Full ownership of Banyu enhances Merck’s position in Japan, the world’s second-largest pharmaceutical market.

     Joint Ventures — In 2000, the Company and Schering-Plough Corporation (“Schering-Plough”) entered into agreements to create separate equally-owned partnerships to develop and market in the United States new prescription medicines in the cholesterol-management and respiratory therapeutic areas. In December 2001, the cholesterol-management partnership agreements were expanded to include all the countries of the world, excluding Japan. In October 2002, Zetia (ezetimibe) (branded Ezetrol outside the United States), the first in a new class of cholesterol-lowering agents, was launched in the United States. As of December 31, 2004, Ezetrol has been launched in more than 50 countries outside the United States. In July 2004, Vytorin (ezetimibe/simvastatin) (marketed as Inegy in many countries outside the United States), a combination product containing the active ingredients of both Zetia and Zocor, was approved in the United States. As of December 31, 2004, in addition to the United States, Vytorin had been approved in 15 countries.

     In November 2004, Merck and Schering-Plough announced a new clinical trial for Vytorin, IMPROVE IT (Improved Reduction of Outcomes: Vytorin Efficacy International Trial). This trial will evaluate Vytorin in reducing major cardiovascular events through intensive lipid lowering of LDL cholesterol in 10,000 patients with acute coronary syndrome. IMPROVE IT is the fourth large-scale outcomes trial being conducted on Vytorin.

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

     In 1989, the Company formed a joint venture with Johnson & Johnson to develop, market and manufacture consumer health care products in the United States. This 50% owned joint venture was expanded into Europe in 1993, and into Canada in 1996. Significant joint venture products are Pepcid AC (famotidine), an over-the-counter form of the Company’s ulcer medication Pepcid (famotidine), as well as Pepcid Complete, an over-the-counter product which combines the Company’s ulcer medication with antacids (calcium carbonate and magnesium hydroxide). In March 2004, the Company sold to Johnson & Johnson its interest in the European joint venture which is discussed further on page 9 under Divestitures.

     Effective April 1992, the Company, through the Merck Vaccine Division, and Connaught Laboratories, Inc. (now Sanofi Pasteur S.A.), agreed to collaborate on the development and marketing of combination pediatric vaccines and to promote selected vaccines in the United States. The research and marketing collaboration enables the companies to pool their resources to expedite the development of vaccines combining several different antigens to protect children against a variety of diseases, including Haemophilus influenzae type b, hepatitis B, diphtheria, tetanus, pertussis and poliomyelitis. While combination vaccine development efforts continue under this agreement, no vaccines are currently being promoted.

     In 1994, the Company, through the Merck Vaccine Division, and Pasteur Mérieux Connaught (now Sanofi Pasteur S.A.) formed a joint venture to market human vaccines in Europe and to collaborate in the development of combination vaccines for distribution in the then existing EU and the European Free Trade Association. The

Company and Sanofi Pasteur contributed, among other things, their European vaccine businesses for equal shares in the joint venture, known as Pasteur Mérieux MSD, S.N.C. (now Sanofi Pasteur MSD, S.N.C.). The joint venture is subject to monitoring by the EU, to which the partners made certain undertakings in return for an exemption from European Competition Law, effective until December 2006. The joint venture maintains a presence, directly or through affiliates or branches in Belgium, Italy, Germany, Spain, France, Austria, Ireland, Sweden and the United Kingdom, and through distributors in the rest of its territory.

     In 1997, the Company and Rhône-Poulenc S.A. (now Sanofi-Aventis S.A.) combined their respective animal health and poultry genetics businesses to form Merial Limited (“Merial”), a fully integrated animal health company, which is a stand-alone joint venture, equally owned by each party. Merial provides a comprehensive range of pharmaceuticals and vaccines to enhance the health, well-being and performance of a wide range of animal species.

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

     Legislation enacted in all states in the United States, particularly in the area of human pharmaceutical products, allows, encourages or, in a few instances, in the absence of specific instructions from the prescribing physician, mandates the use of “generic” products (those containing the same active chemical as an innovator’s product) rather than “brand-name” products. Governmental and other pressures toward the dispensing of generic products have significantly reduced the sales of certain of the Company’s products no longer protected by patents, such as Vasotec and Vaseretic (enalapril maleate in combination with hydrochlorothiazide), the U.S. rights to which have been sold. In addition, Zocor has lost patent protection in certain countries outside the United States and the Company has experienced a decline in Zocor sales in those countries.

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

     In the fourth quarter of 2003, the Company implemented a new distribution program for U.S. wholesalers to moderate the fluctuations in sales caused by wholesaler investment buying and improve efficiencies in the distribution of Company pharmaceutical products. The new program lowered previous limits on average monthly purchases of Company pharmaceutical products by U.S. customers. Following the implementation of the program, fluctuations in 2004 sales caused by wholesaler investment buying have significantly moderated.

     Raw Materials — Raw materials and supplies, which are generally available from multiple sources, are purchased worldwide and are normally available in quantities adequate to meet the needs of the Company’s business.

     Government Regulation and Investigation — The pharmaceutical industry is subject to global regulation by regional, country, state and local agencies. Of particular importance is the FDA in the United States, which administers requirements covering the testing, approval, safety, effectiveness, manufacturing, labeling and marketing of prescription pharmaceuticals. In many cases, the FDA requirements have increased the amount of time and money necessary to develop new products and bring them to market in the United States. In 1997, the Food and Drug Administration Modernization Act (the “FDA Modernization Act”) was passed and was the culmination of a comprehensive legislative reform effort designed to streamline regulatory procedures within the FDA and to improve the regulation of drugs, medical devices and food. The legislation was principally designed to ensure the timely availability of safe and effective drugs and biologics by expediting the premarket review process for new products. A key provision of the legislation is the re-authorization of the Prescription Drug User Fee Act of 1992, which permits the continued collection of user fees from prescription drug manufacturers to augment FDA resources earmarked for the review of human drug applications. This helps provide the resources necessary to ensure the prompt approval of safe and effective new drugs.

     In the United States, the government made significant progress in expanding health care access by enacting the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which was signed into law in December 2003. This statute added a voluntary drug discount card for Medicare beneficiaries in June 2004 and will add prescription drug coverage on January 1, 2006. Implementation of the new benefit will support the Company’s goal of improving access to medicines by expanding insurance coverage, while preserving market-based incentives for pharmaceutical innovation. At the same time, the benefit is designed to assure that prescription drug costs will be controlled by competitive pressures and by encouraging the appropriate use of medicines. The Company has taken a leadership role in contributing to the success of the new Medicare-endorsed discount cards by providing its medicines free for low-income Medicare beneficiaries who exhaust their $600 transitional assistance allowance in Medicare-endorsed drug discount cards. This action is consistent with the Company’s long-standing Patient Assistance Program, which provides free medicines to patients in the United States who lack drug coverage and cannot afford their medicines. During 2005, the Company will be negotiating with prescription drug plans under the new Medicare drug benefit to offer Merck products to Medicare beneficiaries beginning January 1, 2006 under the terms of the new benefit.

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

     Initiatives in some states seek rebates beyond the minimum required by Medicaid legislation, in some cases for patients beyond those who are eligible for Medicaid. Under the Federal Vaccines for Children entitlement program, the U.S. Centers for Disease Control and Prevention (“CDC”) funds and purchases recommended pediatric vaccines at a public sector price for the immunization of Medicaid-eligible, uninsured, native American and certain underinsured children. The Company was awarded a CDC contract in 2004 for the supply of $322 million of pediatric vaccines for the Vaccines for Children program. As of January 1, 2006, patients previously eligible for Medicaid who are also Medicare beneficiaries (65 years and older or disabled) will leave the state-administered Medicaid system to be covered by the new Medicare prescription drug benefit.

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

     There has been an increasing amount of focus on privacy issues in countries around the world, including the United States and the EU. In the United States and the EU, governments have pursued legislative and regulatory initiatives regarding privacy, including federal privacy regulations and recently enacted state privacy laws concerning health and other personal information, which have affected the Company’s operations.

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

     Patent portfolios developed for products introduced by the Company normally provide market exclusivity. Basic patents are in effect for the following major products in the United States: Arcoxia, Cancidas, Comvax (Haemophilus b conjugate and hepatitis B [recombinant] vaccine), Cosopt, Cozaar, Crixivan, Emend (aprepitant), Fosamax, Hyzaar, Invanz, Maxalt (rizatriptan benzoate), PedvaxHIB (Haemophilus b conjugate vaccine), Primaxin, Propecia (finasteride), Proscar, Recombivax HB, Singulair, Timoptic-XE (timolol maleate ophthalmic gel forming solution), Trusopt, Vioxx and Zocor. Basic patents are also in effect in the United States for Zetia and Vytorin, which were developed by the Merck/Schering-Plough partnership. A basic patent is also in effect for Sustiva/Stocrin. Bristol-Myers Squibb, under an exclusive license from the Company, sells Sustiva in the United States, Canada and certain European countries. The Company markets Stocrin in other countries throughout the world. The basic patent for Aggrastat (tirofiban hydrochloride) in the United States was divested with the product in 2003. The Company retains basic patents for Aggrastat outside the United States.

     In 2003, Zocor lost its basic patent protection in Canada and certain countries in Europe, including the United Kingdom and Germany, and the Company experienced a decline in Zocor sales in those countries. In June 2006, Zocor will lose its market exclusivity in the United States and the Company expects a decline in U.S. Zocor sales.

     The FDA Modernization Act includes a Pediatric Exclusivity Provision that may provide an additional six months of market exclusivity in the United States for indications of new or currently marketed drugs if certain agreed upon pediatric studies are completed by the applicant. These exclusivity provisions were re-authorized until October 1, 2007 by the “Best Pharmaceuticals for Children Act” passed in January 2002. In 2004, the FDA granted an additional six months of market exclusivity in the United States to Trusopt until October 2008. In 2003, the FDA granted an additional six months of market exclusivity in the United States to Fosamax until February 2008, and Fosamax Once Weekly until January 2019. However, on January 28, 2005, the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. found the Company’s patent claims for once-weekly administration of Fosamax to be invalid. Based on the Court of Appeals’ decision, Fosamax will lose its market exclusivity in the United States in February 2008 and the Company expects a decline in U.S. Fosamax sales at that time. Prior to the decision, Merck’s patent for once-weekly administration of Fosamax was set to expire in July 2018. Merck disagrees with the decision of the Court of Appeals and has requested reconsideration by the Court of Appeals. For further information with respect to the Company’s patents, see “Patent Litigation” on page 22.

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

     Royalties received during 2004 on patent and know-how licenses and other rights amounted to $113.9 million. The Company also paid royalties amounting to $734.1 million in 2004 under patent and know-how licenses it holds.

     Discontinued Operations — On August 19, 2003, the Company completed the spin-off of Medco Health Solutions, Inc. (“Medco Health”) as a separate, publicly-traded company. The spin-off was effected by way of a pro rata dividend to Company stockholders of all the outstanding shares of common stock of Medco Health. Based on a letter ruling the Company received from the U.S. Internal Revenue Service, receipt of Medco Health shares in the distribution was tax-free for U.S. federal income tax purposes, but any cash received in lieu of fractional shares was taxable.

     Divestitures — In March 2004, the Company completed the sale to Johnson & Johnson of the Company’s 50% equity stake in its European non-prescription pharmaceuticals joint venture with Johnson & Johnson.

     In 2003, the Company sold its U.S. rights in Aggrastat (tirofiban hydrochloride injection) to Guilford Pharmaceuticals Inc., including the basic U.S. product patents (but not process patents) for the product.

     In 2002, the Company sold its U.S. rights in Vasotec, Vaseretic and Vasotec I.V. Injection (enalaprilat) to Biovail Laboratories Incorporated (“Biovail”), a subsidiary of Biovail Corporation. At the same time, the Company’s Canadian subsidiary, Merck Frosst Canada & Co. (“Merck Frosst”) and Biovail entered into a supply agreement under which Merck Frosst agreed to supply Biovail for a minimum of five years with bulk tablets of formulated enalapril maleate and enalapril maleate in combination with hydrochlorothiazide for distribution by Biovail in the United States as Vasotec and Vaseretic. The basic product patents on Vasotec and Vaseretic had expired in the United States prior to these transactions.

Research and Development

     The Company’s business is characterized by the introduction of new products or new uses for existing products through a strong research and development program. Approximately 13,100 people are employed in the Company’s research activities. Expenditures for the Company’s research and development programs were $4.0 billion in 2004, $3.2 billion in 2003 and $2.7 billion in 2002 and are estimated to continue at the same level as the full-year 2004 expense in 2005. The Company maintains its ongoing commitment to research over a broad range of therapeutic areas and clinical development in support of new products. Total expenditures for the period 1995 through 2004 exceeded $23.1 billion with a compound annual growth rate of 13%.

     The Company maintains a number of long-term exploratory and fundamental research programs in biology and chemistry as well as research programs directed toward product development. Projects related to human health are being carried on in various fields such as bacterial, fungal, and viral infections, cardiovascular disease and atherosclerosis, cancer, depression, diabetes, obesity, neurodegenerative disease, psychiatric disease, pain and inflammation, immunology, respiratory diseases, ophthalmology, respiratory diseases, osteoporosis and men/women health programs, endoparasitic and ectoparasitic diseases, companion animal diseases, and production improvement.

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

     As stated above, the Company maintains basic research programs in a number of areas directed toward product development. Once the Company’s scientists discover a new compound that they believe has promise to treat a medical condition, the Company commences preclinical testing with that compound. Preclinical testing includes laboratory testing and animal safety studies to gather data on chemistry, pharmacology and toxicology. Compounds that are selected for study in humans then must undergo further testing to determine how they are metabolized and excreted in animals and then prepared in a stable dose form that is bioavailable. The preclinical testing phase takes about six years on average. If the compound continues to show promise, the Company will initiate clinical testing in accordance with established regulatory requirements. The three phases of clinical testing take a total of six years on average to complete. The clinical testing begins with Phase I studies which are used to determine that the compound is safe in humans, usually using healthy volunteers. Phase I studies are concerned with detecting adverse effects and usually do not provide data on the efficacy of the compound to treat the targeted medical condition. If Phase I studies do not identify human tolerability problems, the compound then enters Phase II which is the first time the compound is studied in patients with the disease that the compound is being studied to treat. Phase II dose and efficacy trials are commenced to determine the appropriate dosing for the compound, to confirm the compound’s efficacy and to determine whether any adverse effects will limit the compound’s usefulness. If the results from the Phase II trials are satisfactory, the Company commences large-scale Phase III trials to confirm the compound’s efficacy and safety. Upon completion of those trials, if satisfactory, the

Company submits regulatory filings with the appropriate regulatory agencies around the world to have the product candidate approved for marketing. In the United States, the FDA approval process begins once a complete NDA is submitted and received by the FDA. Pursuant to the Prescription Drug User Fee Act, the FDA review period targets for efficacy NDAs or supplemental NDAs is either six months, for priority review, or ten months, for a standard review. Within 60 days after receipt of an NDA, the FDA determines if the application is sufficiently complete to permit a substantive review. The FDA also assesses, at that time, whether the application will be granted a priority review or standard review. According to FDA guidelines, a priority review is granted if the compound is considered to constitute a “significant improvement, compared to marketed products, including non-drug products/therapies in the treatment, diagnosis, or prevention of a disease.” The determination of whether the application is “filable” and type of review (i.e., standard or priority) are then communicated to the Company. Once the review timelines are defined, it is generally assumed that the FDA will act upon the application within those timelines, unless a major amendment has been submitted (either at the Company’s own initiative or the FDA’s request) to the pending application. If this occurs, the FDA may extend the review period to allow for review of the new information, but by no more than 180 days. Extensions to the review period are communicated to the Company. The average time period from the start of preclinical testing to FDA approval is approximately 14 years.

     In November 2004, the Company announced it had filed a Biologics License Application for ProQuad (measles, mumps, rubella and varicella (Oka/Merck) virus vaccine live) with the FDA. ProQuad is an investigational vaccine for simultaneous vaccination against measles, mumps, rubella and varicella in children 12 months to 12 years of age. ProQuad combines two established Merck vaccines, M-M-R II and Varivax.

     The Company’s late-stage pipeline includes three Phase III vaccines which are expected to be submitted for FDA approval in 2005. The three vaccines are Gardasil, a vaccine to prevent human papillomavirus (“HPV”) infection and the associated development of cervical cancer and genital warts; a vaccine for the prevention of zoster (shingles) and the reduction of pain associated with it; and RotaTeq, a vaccine to protect against rotavirus, a highly contagious virus that is the most common cause of severe gastroenteritis in infants and young children. The Company expects to file PLAs with the FDA for the zoster vaccine and RotaTeq in the second quarter of 2005 and for Gardasil in the second half of 2005.

     On February 2, 2005, the Company announced that it and GlaxoSmithKline plc (“GSK”) entered into a cross-license and settlement agreement for certain patent rights related to HPV vaccines. Pursuant to the agreement, GSK will receive an upfront payment and royalties from the Company based on sales of Gardasil, upon development and launch. The agreement resolves competing intellectual property claims related to the Company’s and GSK’s vaccine candidates. The Company will continue with its research, development and, after appropriate regulatory reviews, commercialization activities, if approved, for Gardasil.

     The Company is also studying a DPP-IV inhibitor, a glucose-lowering mechanism, used alone and in combination for the treatment of Type 2 diabetes. The compound is currently in Phase III clinical studies and the Company expects to submit an NDA to the FDA in 2006.

     The Company’s early-stage pipeline includes candidates in each of the following areas: Alzheimer’s disease, arthritis, atherosclerosis, cancer, diabetes, endocrine disorders, glaucoma, infectious diseases, obesity, osteoporosis, psychiatric disease, neurodegenerative disease, pain, respiratory disease, urogenital disorders and vaccines. The Company supplements its internal research with an aggressive licensing and external alliance strategy focused on the entire spectrum of collaborations from early research to late-stage compounds, as well as new technologies. In 2004, the Company completed 50 transactions, including research collaborations, preclinical and clinical compounds, and technology transactions. Transactions completed in 2004 include agreements with the following companies: H. Lundbeck A/S (“Lundbeck”) for the treatment of sleep disorders, Bristol-Myers Squibb (“BMS”) for the treatment of Type 2 diabetes, Vertex Pharmaceuticals Incorporated (“Vertex”) for the treatment of cancer; DOV Pharmaceutical, Inc. (“DOV”) for the treatment of depression and related psychiatric disorders, Nastech Pharmaceutical Inc. (“Nastech”) for the treatment of obesity and Ono Pharmaceutical Co., Ltd. (“Ono”) for the treatment of acute stroke.

     In February 2004, the Company announced that it entered into an agreement with Lundbeck for the exclusive development and commercialization in the United States of gaboxadol, a compound licensed to Lundbeck by a third party that is currently in Phase III development for the treatment of sleep disorders. Merck and Lundbeck will jointly complete the ongoing Phase III clinical program. The companies anticipate that Merck will file an NDA with the FDA between late 2006 and early 2007. Following FDA approval, the companies plan to co-promote gaboxadol in the United States. In June 2004, Merck and Lundbeck announced an extension of their agreement for the exclusive development and commercialization of gaboxadol to Japan.

     In March 2004, the Company acquired Aton, a privately held biotechnology company focusing on the development of novel treatments for cancer and other serious diseases. Aton’s clinical pipeline of histone deacetylase inhibitors represents a class of anti-tumor agents with potential for efficacy based on a novel mechanism of action. Aton’s lead product candidate, suberoylanilide hydroxamic acid (SAHA), is currently in Phase II clinical trials for the treatment of cutaneous T-cell lymphoma.

     In April 2004, Merck and BMS entered into a worldwide collaborative agreement for muraglitazar, BMS’s product for use in treating patients with Type 2 diabetes. Merck and BMS will globally develop and market muraglitazar. In December 2004, BMS submitted an NDA to the FDA for muraglitazar. Muraglitazar has the potential to be the first in a novel class of drugs known as glitazars. This class of dual alpha/gamma PPAR agonists, including muraglitazar, is thought to control blood sugar. In clinical trials, muraglitazar has reduced blood glucose levels, decreased triglyceride levels and increased high-density lipoprotein (HDL) cholesterol levels in Type 2 diabetes patients and has been generally well tolerated.

     In June 2004, Merck and Vertex entered into a global collaboration to develop and commercialize VX-680, Vertex’s lead Aurora kinase inhibitor that is in Phase I clinical development for the treatment of cancer. Aurora kinases are implicated in the onset and progression of many different human cancers and novel Aurora kinase inhibitors, such as VX-680, have the potential to play an important future role in the treatment and management of a wide range of tumor types.

     In August 2004, Merck and DOV announced an agreement for the development and commercialization of DOV’s novel triple-uptake inhibitors being developed for depression and related psychiatric disorders. Merck has licensed exclusive worldwide rights to DOV 21,947, which is in Phase I, for all therapeutic indications.

     In September 2004, Merck and Nastech announced a global alliance to develop and commercialize Peptide YY (PYY) 3-36 Nasal Spray, Nastech’s product for the treatment of obesity, which is currently in Phase I development. The investigational PYY 3-36 Nasal Spray is designed to deliver the natural, appetite-regulating hormone PYY directly to the bloodstream.

     In November 2004, Merck and Ono announced that they signed an agreement granting Merck the worldwide license for ONO-2506 ((2R)-2-propyloctanoic acid), a novel intravenous compound currently in Phase II development for the treatment of acute stroke. In addition, Ono received exclusive rights in Japan to develop and market Emend (aprepitant), Merck’s drug for use in combination with other antiemetic agents for prevention of acute and delayed nausea and vomiting associated with initial and repeat courses of highly emetogenic cancer chemotherapy, including cisplatin. Ono also received rights in Japan to co-market a second brand of MK-431, Merck’s investigational oral compound for the treatment of diabetes, under a yet to be determined trademark.

     The chart below reflects the Company’s research pipeline as of February 15, 2005. Candidates shown in Phase III include specific products. Candidates shown in Phase I and II include the most advanced compound with a specific mechanism in a given therapeutic area. Back-up compounds, regardless of their phase of development, additional indications in the same therapeutic areas and additional line extensions or formulations for in-line products are not shown. Preclinical areas shown are those where the Company has initiated Good Laboratory Practices studies in compounds with mechanisms distinct from those in Phase I and II. The Company’s programs are generally designed to focus on the development of novel medicines to address large, unmet medical needs.

Preclinical	Phase I	Phase II	Phase III
Alzheimer’s Disease Antibacterials Antiviral Arthritis Atherosclerosis Cancer Cardiovascular Disease Diabetes Glaucoma Immunology Insomnia Osteoporosis Pain Respiratory Disease Vaccines	Alzheimer’s Disease
     c-7617
Arthritis
     c-7198
     c-9101
Cancer
     c-8585
     VX-680*
CINV
     c-9280
Diabetes
     c-0730
Endocrine
     c-0239
     c-0302
     c-7717
Glaucoma
     c-3859
Obesity
     Nastech PYY3-36*
Osteoporosis
     c-3578
Pain
     c-8928
     c-6740
     c-1246
Parkinson’s Disease
     c-6161
Psychiatric Disease
     DOV*
Urinary Incontinence
     c-4699
AIDS
      c-1605
Alzheimer’s Disease
     c-9136
Arthritis
     c-4462
     c-9787
Atherosclerosis
     c-8834
     c-1602
Cancer (CTCL)
     SAHA*
Diabetes
     c-3347
HIV Vaccine
Multiple Sclerosis
     c-6448
Obesity
     c-2624
     c-2735
     c-5093
Pediatric Vaccine
Psychiatric Disease
     c-9054
Respiratory Disease
     c-3193
     c-3885
Stroke
     ONO 2506*
HPV and Related Cervical Cancer and Genital Warts Gardasil Diabetes MK-431 Rotavirus Gastroenteritis RotaTeq Insomnia Gaboxadol * Shingles Zoster Vaccine
c-0172

2004 U.S. Submissions

		Osteoporosis Fosamax Plus Vitamin D Pediatric Vaccine ProQuad	Diabetes Muraglitazar*

*Licensed

     All product or service marks appearing in type form different from that of the surrounding text are trademarks or service marks owned by or licensed to Merck, its subsidiaries or affiliates (including Zetia and Vytorin, trademarks owned by entities of the Merck/Schering-Plough partnership), except as noted. Cozaar and Hyzaar are registered trademarks of E.I. du Pont de Nemours and Company, Wilmington, DE and Prilosec and Nexium are trademarks of the AstraZeneca group. The U.S. trademarks for Vasotec and Vaseretic are owned by Biovail Laboratories Incorporated. The U.S. trademark for Aggrastat is owned by Guilford Pharmaceuticals Inc.

Employees

     At the end of 2004, the Company had approximately 63,000 employees worldwide, with approximately 32,700 employed in the United States, including Puerto Rico. Approximately 22% of worldwide employees of the Company are represented by various collective bargaining groups.

     In 2003, the Company announced plans to eliminate 4,400 positions as part of a cost-reduction initiative that was completed at the end of 2004. As of December 31, 2004, the Company had eliminated 5,100 positions, as the Company identified additional opportunities to eliminate positions and reduce costs. Most of the additional eliminations came from contractor positions. This action is expected to result in approximately $300 million in savings in 2005 without impacting either key productivity initiatives or the Company’s ability to meet its business objectives.

Environmental Matters

     The Company believes that it is in compliance in all material respects with applicable environmental laws and regulations. In 2004, the Company incurred capital expenditures of approximately $50.2 million for environmental protection facilities. The Company is also remediating environmental contamination resulting from past industrial activity at certain of its sites. Expenditures for remediation and environmental liabilities were $24.5 million in 2004, and are estimated at $65.6 million for the years 2005 through 2009. These amounts do not consider potential recoveries from insurers or other parties. The Company has taken an active role in identifying and providing for these costs, and in management’s opinion, the liabilities for all environmental matters which are probable and reasonably estimable have been accrued. Although it is not possible to predict with certainty the outcome of these environmental matters, or the ultimate costs of remediation, management does not believe that any reasonably possible expenditures that may be incurred in excess of those provided should result in a material adverse effect on the Company’s financial position, results of operations, liquidity or capital resources.

Cautionary Factors that May Affect Future Results
(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

          This report and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties. One can identify these forward-looking statements by their use of words such as “expects,” “plans,” “will,” “estimates,” “forecasts,” “projects” and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company’s growth strategy, financial results, product approvals and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ materially from the Company’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially. Although it is not possible to predict or identify all such factors, they may include the following:

•	On September 30, 2004, Merck voluntarily withdrew Vioxx from the market. Numerous product liability lawsuits as well as a number of putative class actions have been filed against the Company in state and federal courts relating to the sale and use of Vioxx. In addition to these lawsuits, a number of purported class actions have been brought against the Company and several current and former officers and directors of the Company alleging that the Company made false and misleading statements regarding Vioxx in violation of the federal securities laws and the Employee Retirement Income Security Act (“ERISA”). In addition, a number of shareholders have filed derivative suits asserting claims against the Board members and Company officers. The Company has also been named as a defendant in actions in various countries outside the United States. The Company anticipates that additional lawsuits relating to Vioxx will be filed against it. The Company is also being investigated by the Securities and Exchange Commission (“SEC”), the U.S. Department of Justice, certain Congressional committees and the District Attorney’s Office in Munich, Germany. The Company has stated that it is reasonably possible that its insurance coverage will not be adequate to cover its defensive costs and any losses. Unfavorable outcomes in the Vioxx Lawsuits (as defined on page 18) or resulting from the Vioxx Investigations (as defined on page 19) could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

•	As noted above, Arcoxia is currently marketed in 51 countries outside the United States and it has received an “approvable” letter from the FDA. The Company is currently unable at this time to predict any future action that the FDA will take with respect to Arcoxia. The FDA held a hearing on February 16-18 to discuss safety issues related to COX-2 inhibitors. In addition, the CHMP in Europe is conducting a review of all aspects of the cardiovascular safety of COX-2 inhibitors. In connection with that review, as interim measures, the summary of product characteristics for COX-2 inhibitors was revised, including adding new contra-indications for COX-2 inhibitors generally and for Arcoxia specifically. The Company is unable at this time to predict the final outcome of CHMP’s review. The outcomes of each of these reviews could materially, negatively affect the market potential of Arcoxia.

•	Generic competition as product patents for several products have recently expired in the United States and other countries. In 2003, Zocor lost its basic patent protection in Canada and certain countries in Europe, including the United Kingdom and Germany, and the Company experienced a decline in Zocor sales in those countries. In June 2006, Zocor will lose its market exclusivity in the United States and the Company expects a decline in

U.S. Zocor sales. In 2003, the FDA granted an additional six months of market exclusivity in the United States to Fosamax until February 2008, and Fosamax Once Weekly until January 2019. However, on January 28, 2005, the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. found the Company’s patent claims for once-weekly administration of Fosamax to be invalid. Based on the Court of Appeals’ decision, Fosamax will lose its market exclusivity in the United States in February 2008 and the Company expects a decline in U.S. Fosamax sales at that time. Prior to the decision, Merck’s patent for once-weekly administration of Fosamax was set to expire in July 2018. Merck disagrees with the decision of the Court of Appeals and has requested reconsideration by the Court of Appeals.

•	In July 2004, the Opposition Division of the European Patent Office rendered an oral decision to revoke the Company’s patent in Europe that covers the weekly administration of alendronate. The Company has appealed this decision; however, based on that decision, Fosamax will lose its market exclusivity in most major European markets after 2007.

•	Increased “brand” competition in therapeutic areas important to the Company’s long-term business performance.

•	The difficulties and uncertainties inherent in new product development. The outcome of the lengthy and complex process of new product development is inherently uncertain. A candidate can fail at any stage of the process and one or more late-stage product candidates could fail to receive regulatory approval. New product candidates may appear promising in development but fail to reach the market because of efficacy or safety concerns, the inability to obtain necessary regulatory approvals, the difficulty or excessive cost to manufacture and/or the infringement of patents or intellectual property rights of others. Furthermore, the sales of new products may prove to be disappointing and fail to reach anticipated levels.

•	Pricing pressures, both in the United States and abroad, including rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and health care reform, pharmaceutical reimbursement and pricing in general.

•	Changes in government laws and regulations and the enforcement thereof affecting the Company’s business.

•	Efficacy or safety concerns with respect to marketed products, whether or not scientifically justified, leading to product recalls, withdrawals or declining sales.

•	Legal factors, including product liability claims, antitrust litigation and governmental investigations, environmental concerns and patent disputes with branded and generic competitors, any of which could preclude commercialization of products or negatively affect the profitability of existing products.

•	Lost market opportunity resulting from delays and uncertainties in the approval process of the FDA and foreign regulatory authorities.

•	Increased focus on privacy issues in countries around the world, including the United States and the EU. In the United States, federal and state governments have pursued legislative and regulatory initiatives regarding patient privacy, including federal and recently issued state privacy regulations concerning health information, which have affected the Company’s operations.

•	Changes in tax laws including changes related to the taxation of foreign earnings, as well as the impact of legislation capping and ultimately repealing Section 936 of the Internal Revenue Code (relating to earnings from the Company’s Puerto Rican operations).

•	Changes in accounting pronouncements promulgated by standard-setting or regulatory bodies, including the Financial Accounting Standards Board and the SEC, that are adverse to the Company.

•	Economic factors over which the Company has no control, including changes in inflation, interest rates and foreign currency exchange rates.

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

     The Company’s operations outside the United States are conducted primarily through subsidiaries. Sales worldwide by subsidiaries outside the United States were 41% of sales in 2004, 41% of sales in 2003 and 39% in 2002.

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

     Financial information about geographic areas and operating segments of the Company’s business is incorporated by reference to pages 56 (beginning with the caption “Segment Reporting”) and 57 of the Company’s 2004 Annual Report to stockholders.

Available Information

     The Company’s Internet website address is www.merck.com. The Company will make available, free of charge at the “Investor Information” portion of its website, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.

     The Company’s corporate governance guidelines and the charters of the Board of Directors’ seven standing committees are available on the Company’s website at www.merck.com/about/corporategovernance and all such information is available in print to any stockholder who requests it from the Company.

Item 2.	Properties.

     The Company’s corporate headquarters is located in Whitehouse Station, New Jersey. The Company’s U.S. pharmaceutical business is conducted through divisional headquarters located in Upper Gwynedd and West Point, Pennsylvania. The Company’s vaccines business is conducted through divisional headquarters located in West Point. Principal research facilities for human health products are located in Rahway, New Jersey and West Point. The Company also has production facilities for human health products at nine locations in the United States and Puerto Rico. Branch warehouses provide services throughout the country. Outside the United States, through subsidiaries, the Company owns or has an interest in manufacturing plants or other properties in Australia, Canada, Japan, Singapore, South Africa, and other countries in Western Europe, Central and South America, and Asia.

     Capital expenditures for 2004 were $1,726.1 million compared with $1,915.9 million for 2003. In the United States, these amounted to $1,143.6 million for 2004 and $1,307.8 million for 2003. Abroad, such expenditures amounted to $582.5 million for 2004 and $608.1 million for 2003.

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

Vioxx Litigation

Product Liability Lawsuits

     As previously disclosed, federal and state product liability lawsuits involving individual claims, as well as several putative class actions have been filed against the Company with respect to Vioxx. As of January 31, 2005, the Company has been served or is aware that it has been named as a defendant in approximately 850 lawsuits, which include approximately 2,425 plaintiff groups alleging personal injuries resulting from the use of Vioxx. Certain of these lawsuits include allegations regarding gastrointestinal bleeding, cardiovascular events, thrombotic events or kidney damage. The Company has also been named as a defendant in approximately 90 putative class actions alleging personal injuries or seeking (i) medical monitoring as a result of the putative class members’ use of Vioxx, (ii) disgorgement of certain profits under common law unjust enrichment theories, and/or (iii) various remedies under state consumer fraud and fair business practice statutes, including recovering the cost of Vioxx purchased by individuals and third-party payors such as union health plans (all of the actions discussed in this paragraph are collectively referred to as the “Vioxx Product Liability Lawsuits”). The actions filed in the state courts of California and New Jersey, respectively, have been transferred to a single judge in each state for coordinated proceedings. In addition, the Company filed a motion with the Judicial Panel on Multidistrict Litigation (the “JPML”) seeking to transfer to a single federal judge and coordinate for pretrial purposes all federal cases alleging personal injury and/or economic loss relating to the purchase or use of Vioxx; several plaintiffs in certain Vioxx Product Liability Lawsuits pending in federal court have made similar requests. On February 16, 2005, the JPML granted the motions to transfer all Vioxx Product Liability Lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings. The MDL has been transferred to the United States District Court for the Eastern District of Louisiana before District Judge Eldon E. Fallon.

Shareholder Lawsuits

     As previously disclosed, in addition to the Vioxx Product Liability Lawsuits, a number of purported class action lawsuits were filed in late 2003 and early 2004 by several shareholders in the United States District Court for the Eastern District of Louisiana naming as defendants the Company and several current or former officers and directors of the Company. These cases have been consolidated. After the announcement of the withdrawal of Vioxx, the Company was named as a defendant in additional purported securities class action lawsuits filed in federal courts in New Jersey, Pennsylvania and Louisiana. These actions allege that the defendants made false and misleading statements regarding Vioxx in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, including with respect to the withdrawal of Vioxx, and seek unspecified compensatory damages and the costs of suit, including attorneys’ fees. Plaintiffs request certification of a class of purchasers of Company stock during various periods between May 21, 1999 and October 29, 2004. In addition, two shareholders filed an individual securities action in the United States District Court for the Central District of Illinois seeking compensatory damages and costs. Certain complaints include allegations under Sections 11, 12 and 15 of the Securities Act of 1933 that certain officers and directors made incomplete and misleading statements in a registration statement and certain prospectuses filed in connection with the Merck Stock Investment Plan, a dividend reinvestment plan (all of the actions discussed in this paragraph are collectively referred to as the “Vioxx Securities Lawsuits”). Several plaintiffs have dismissed their complaints without prejudice. As of January 31, 2005, a total of 14 Vioxx Securities Lawsuits were pending in various federal courts.

     As previously disclosed, in March 2004, two shareholder derivative actions were filed in the United States District Court for the Eastern District of Louisiana naming the Company as a nominal defendant and certain members of the Board (past and present), together with certain executive officers, as defendants. The complaints arise out of substantially the same factual allegations that are made in the Vioxx Securities Lawsuits. The derivative suits, which are purportedly brought to assert rights of the Company, assert claims against the Board members and officers for breach of fiduciary duty, waste of corporate assets, unjust enrichment, abuse of control and gross mismanagement. After the withdrawal of Vioxx, additional shareholder derivative actions were filed in the New Jersey Superior Court for Hunterdon County and in the United States District Court for the District of New Jersey against the Company and certain officers and members of the Board (past and present) (all of the actions discussed in this paragraph are collectively referred to as the “Vioxx Derivative Lawsuits”). Two of the Vioxx Derivative Lawsuits include allegations that certain directors made false and misleading statements in connection with certain Proxy Statements filed with the SEC in violation of Section 14(a) of the Securities Act of 1933. As of January 31, 2005, a total of seven Vioxx Derivative Lawsuits were pending.

     On October 29, 2004, two individual shareholders made a demand on the Board to take legal action against Mr. Raymond Gilmartin, Chairman, President and Chief Executive Officer and other individuals for allegedly causing damage to the Company with respect to the allegedly improper marketing of Vioxx. In response to that demand letter, the Board of Directors determined at its November 23, 2004 meeting that the Board would take the shareholders’ request under consideration and it remains under consideration.

     In addition to these shareholder actions, since the announcement of the withdrawal of Vioxx, putative class actions have been filed against the Company in the United States District Court for the Eastern District of Louisiana and in the United States District Court for the District of New Jersey (the “Vioxx ERISA Lawsuits” and, together with the Vioxx Securities Lawsuits and the Vioxx Derivative Lawsuits, the “Vioxx Shareholder Lawsuits”) on behalf of certain of the Company’s current and former employees who are participants in certain of the Company’s retirement plans asserting claims under the Employee Retirement Income Security Act (“ERISA”). The lawsuits make similar allegations to the allegations contained in the Vioxx Securities Lawsuits. As of January 31, 2005, a total of 11 Vioxx ERISA Lawsuits were pending.

     In October 2004, the plaintiff in one of the Vioxx ERISA Lawsuits filed a motion with the JPML to transfer to a single federal judge and coordinate for pretrial purposes all of the Vioxx ERISA Lawsuits. In November 2004, the Company responded to that motion and filed its own motion seeking coordination of all of the Vioxx Shareholder Lawsuits. On February 23, 2005, the JPML granted the motions to transfer all Vioxx Shareholder Lawsuits pending in federal courts nationwide into one MDL for coordinated pre-trial proceedings. The MDL has been transferred to the United States District Court for the District of New Jersey before District Judge Stanley R. Chesler.

International Lawsuits

     In addition to the lawsuits discussed above, the Company has been named as a defendant in actions in various countries in Europe, Australia, Canada, Brazil and Israel related to Vioxx.

Additional Lawsuits

     Based on media reports and other sources, the Company anticipates that additional Vioxx Product Liability Lawsuits and Vioxx Shareholder Lawsuits (collectively, the “Vioxx Lawsuits”) will be filed against it and/or certain of its current and former officers and directors in the future.

Insurance

     The Company has product liability insurance for claims brought in the Vioxx Product Liability Lawsuits of up to approximately $630 million after deductibles and co-insurance. This insurance provides coverage for legal defense costs and potential damage amounts that have been or will be incurred in connection with the Vioxx Product Liability Lawsuits. The Company believes that this insurance coverage extends to additional Vioxx Product Liability Lawsuits that may be filed in the future. The Company currently believes that it has at least approximately $190 million of Directors’ and Officers’ insurance coverage for the Vioxx Securities Lawsuits and

Vioxx Derivative Lawsuits. The Company has fiduciary and other insurance for the Vioxx ERISA Lawsuits with stated upper limits of $275 million. Additional insurance coverage for these claims may also be available under upper level excess policies that provide coverage for a variety of risks. There are likely to be disputes with insurers about the availability of some or all of this insurance coverage. At this time, the Company believes it is reasonably possible its insurance coverage with respect to the Vioxx Lawsuits will not be adequate to cover its defense costs and any losses.

     Recently, Merck received notice that the Company’s upper level excess insurers (which provide excess insurance potentially applicable to all of the Vioxx Lawsuits) commenced an arbitration seeking, among other things, to cancel those policies and to void all of their obligations under those policies with respect to the Vioxx Lawsuits, and also to void their coverage obligations with respect to certain other types of losses covered by those policies. The notice also purports to reserve the right of the insurers to raise other coverage defenses, including with respect to the application of exclusions, the definition of loss, compliance with policy conditions, exhaustion of applicable underlying and upper coverage limits, and satisfactory proof of loss. As most of those insurers also issued lower level excess policies to Merck, it is likely that such insurers will also dispute their obligation to provide coverage under other policies. Merck intends to contest vigorously the insurers’ claims and will attempt to enforce its rights under applicable insurance policies. The amounts actually recovered under the policies discussed in this section may be less than the amounts specified in the preceding paragraph.

     The Company notes that the discussion contained in this section updates the disclosure entitled “Contingencies and Environmental Liabilities — Vioxx Litigation — Insurance” in Note 11 to the Company’s Consolidated Financial Statements filed with the SEC on February 28, 2005 on Form 8-K and contained in the Company’s 2004 Annual Report to stockholders which is incorporated by reference in this Form 10-K.

Investigations

     In November 2004, the Company was advised by the staff of the SEC that it was commencing an informal inquiry concerning Vioxx. On January 28, 2005, the Company announced that it received notice that the SEC issued a formal notice of investigation. Also, the Company received a subpoena from the U.S. Department of Justice requesting information related to the Company’s research, marketing and selling activities with respect to Vioxx in a federal health care investigation under criminal statutes. There are also ongoing investigations by certain Congressional committees. Also, the District Attorney’s Office in Munich, Germany notified the Company’s subsidiary in Germany that it received complaints and commenced an investigation in order to determine whether any criminal charges should be brought in Germany concerning Vioxx (together with the previously mentioned investigations, the “Vioxx Investigations”). The Company will cooperate with all of the Vioxx Investigations. The Company cannot predict the outcome of these inquiries; however, they could result in a potential civil disposition from the SEC and/or potential civil or criminal dispositions from the Justice Department.

Reserves

     The Company currently anticipates that one or more of the Vioxx Product Liability Lawsuits may go to trial in the first half of 2005. The Company cannot predict the timing of any trials with respect to the Vioxx Shareholder Lawsuits. The Company believes that it has meritorious defenses to the Vioxx Lawsuits and will vigorously defend against them. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek indeterminate damages, the Company is unable to predict the outcome of these matters, and at this time cannot reasonably estimate the possible loss or range of loss with respect to the Vioxx Lawsuits. The Company has not established any reserves for any potential liability relating to the Vioxx Lawsuits or the Vioxx Investigations (collectively, the "Vioxx Litigation”). The Company has established a reserve of $675 million solely for its future legal defense costs related to the Vioxx Litigation. This reserve is based on certain assumptions and is the minimum amount that the Company believes at this time it can reasonably estimate will be spent over a multi-year period. The Company significantly increased the reserve when it had the ability to reasonably estimate its future legal defense costs for the Vioxx Litigation. Some of the significant factors that were considered in the establishment of the reserve for the Vioxx Litigation were as follows: the actual costs incurred by the Company up to that time; the development of the Company’s legal defense strategy and structure in light of the expanded scope of the Vioxx Litigation; the number of cases being brought against the Company; and the anticipated timing, progression and related costs of pre-trial activities and trials in the Vioxx Product Liability Lawsuits. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves. Unfavorable outcomes in the Vioxx Lawsuits or resulting from the Vioxx Investigations could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

Commercial Litigation

     Beginning in 1993, the Company was named in a number of antitrust suits, certain of which were certified as class actions, instituted by most of the nation’s retail pharmacies and consumers in several states. In 1994, these actions, except for those pending in state courts, were consolidated for pre-trial purposes in the federal court in Chicago, Illinois. In 1996, the Company and several other defendants settled the federal class action, which represented the single largest group of claims. Since that time, the Company has settled substantially all of the remaining cases on satisfactory terms; the few remaining cases have been inactive for several years. The Company has not engaged in any conspiracy and no admission of wrongdoing was made nor was included in any settlement agreements.

     As previously disclosed, the Company was joined in ongoing litigation alleging manipulation by pharmaceutical manufacturers of Average Wholesale Prices (“AWP”), which are sometimes used in calculations that determine public and private sector reimbursement levels. In 2002, the JPML ordered the transfer and consolidation of all pending federal AWP cases to federal court in Boston, Massachusetts. Plaintiffs filed one consolidated class action complaint, which aggregated the claims previously filed in various federal district court actions and also expanded the number of manufacturers to include some which, like the Company, had not been defendants in any prior pending case. In May 2003, the court granted the Company’s motion to dismiss the consolidated class action and dismissed the Company from the class action case. Subsequent to the Company’s dismissal, the plaintiffs filed an amended consolidated class action complaint, which did not name the Company as a defendant. The Company and 30 other pharmaceutical manufacturers remain defendants in six similar complaints pending in federal court in Massachusetts filed by the New York Counties of Suffolk, Rockland, Nassau, Westchester, Onondaga and New York City and three cases pending in Kentucky, Alabama and Wisconsin. The Company and the other defendants have filed and argued their motion to dismiss the Suffolk case and are awaiting the court’s final decision on the motion. In addition, the Company is a defendant in cases brought on behalf of the citizens of Kentucky and Wisconsin alleging fraudulent practices regarding AWP, which the Company will vigorously defend.

     As previously disclosed, the Company has been named as a defendant in antitrust cases in federal court in Minnesota and in state court in California, each alleging an unlawful conspiracy among different sets of pharmaceutical manufacturers to protect high prices in the United States by impeding importation into the United States of lower-priced pharmaceuticals from Canada. The Company and the other defendants have filed a motion to dismiss the action.

     As previously disclosed, a suit in federal court in Alabama by two providers of health services to needy patients alleges that 15 pharmaceutical companies overcharged the plaintiffs and a class of those similarly situated, for pharmaceuticals purchased by the plaintiffs under the program established by Section 340B of the Public Health Service Act. The Company and the other defendants have filed a motion to dismiss the complaint on numerous grounds.

     As previously disclosed, in January 2003, the U.S. Department of Justice notified the federal court in New Orleans, Louisiana that it was not going to intervene at that time in a pending Federal False Claims Act case that was filed under seal in December 1999 against the Company. The court issued an order unsealing the complaint, which was filed by a physician in Louisiana, and ordered that the complaint be served. The complaint, which alleged that the Company’s discounting of Pepcid in certain Louisiana hospitals led to increases in costs to Medicaid, was dismissed. An amended complaint was filed under seal and the case has been administratively closed by the court until the seal is lifted. The allegations contained in the amended complaint are unknown.

Governmental Proceedings

     As previously disclosed, the Company has received a subpoena from the U.S. Department of Justice in connection with its investigation of the Company’s marketing and selling activities. The Company has also reported that it has received a Civil Investigative Demand from the Attorney General of Texas regarding the Company’s marketing and selling activities relating to Texas. In April 2004, the Company received a subpoena from the office of the Inspector General for the District of Columbia in connection with an investigation of the Company’s interactions with physicians in the District of Columbia, Maryland and Virginia. In November 2004, the Company received a letter request from the Department of Justice in connection with its investigation of the Company’s pricing of Pepcid. The Company is cooperating with all of these investigations. The Company cannot predict the outcome of these investigations; however, it is possible that unfavorable outcomes could have a material adverse effect on the Company’s financial position, liquidity and results of operations. In addition, from time to time, other federal or state regulators may seek information about practices in the pharmaceutical industry in inquiries other than the investigations discussed in this paragraph. It is not feasible to predict the outcome of any such inquiries.

Vaccine Litigation

     The Company is a party in claims brought under the Consumer Protection Act of 1987 in the United Kingdom, which allege that certain children suffer from a variety of conditions as a result of being vaccinated with various bivalent vaccines for measles and rubella and/or trivalent vaccines for measles, mumps and rubella, including the Company’s M-M-R II. The conditions include autism, with or without inflammatory bowel disease, epilepsy, diabetes, encephalitis, encephalopathy, deafness, chronic fatigue syndrome and transverse myelitis. In early September 2003, the Legal Services Commission (“LSC”) announced its decision to withdraw public funding of the litigation brought by the claimants. This decision was confirmed on appeal by the Funding Review Committee (“FRC”) on September 30, 2003. The claimants’ application for judicial review of the decision to withdraw public funding was dismissed in February 2004 and the April 2004 trial date was vacated. The lead claimants have decided not to apply to the Court of Appeals for permission to appeal the decision. As a result, legal aid for all lead claimants has now been discharged. The non-lead claimants were subject to a “show cause” procedure to withdraw legal aid unless the claimants could show cause as to why it should not be withdrawn. The FRC heard 37 of the “show cause” appeals by the non-lead claimants in October 2004. The appeals involving autism (26) were unsuccessful, but funding was reinstated for 11 appeals involving other non-autism conditions such as epilepsy, deafness, encephalitis and transverse myelitis. In light of the 11 successful appeals, the LSC has reconsidered the cases of some other claimants and, to date, funding has been reinstated in an additional 86 non-lead, non-autism cases, to the limited extent necessary to allow solicitors to provide a report on the individual cases to the LSC. It is not yet known how many of the 97 appeals involve claimants suing the Company. All claimants for all conditions had until February 28, 2005 to give notice of their intention to continue or discontinue with their claims, irrespective of whether or not they had secured legal aid funding. Directions for further conduct of the litigation will be made at a case management hearing scheduled to take place on March 17 and 18, 2005. The Company will vigorously defend against these lawsuits.

     As previous disclosed, the Company is also a party to individual and class action product liability lawsuits and claims in the United States involving pediatric vaccines (i.e., hepatitis B vaccine and Haemophilus influenza type b vaccine) that contained thimerosal, a preservative used in vaccines. Merck has not distributed thimerosal-containing pediatric vaccines in the United States since the fall of 2001. As of December 31, 2004, there were approximately 300 active thimerosal related lawsuits with approximately 820 plaintiffs. Other defendants include vaccine manufacturers who produced pediatric vaccines containing thimerosal as well as manufacturers of thimerosal. In these actions, the plaintiffs allege, among other things, that they have suffered neurological injuries as a result of exposure to thimerosal from pediatric vaccines. Two state court cases and two federal district court cases are scheduled for trial in 2005. The Company will vigorously defend against these lawsuits; however, it is possible that unfavorable outcomes could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

     The Company has been successful in having cases of this type either dismissed or stayed on the ground that the action is prohibited under the National Vaccine Injury Compensation Program (“NVICP”). The NVICP prohibits any person from filing or maintaining a civil action (in state or federal court) seeking damages against a vaccine manufacturer for vaccine-related injuries unless a petition is first filed in the United States Court of Federal Claims (hereinafter the “Vaccine Court”). Under the NVICP, before filing a civil action against a vaccine manufacturer, the petitioner must either (a) pursue his or her petition to conclusion in Vaccine Court and then timely file an election to proceed with a civil action in lieu of accepting the Vaccine Court’s adjudication of the petition or (b) timely exercise a right to withdraw the petition prior to Vaccine Court adjudication in accordance with certain statutorily prescribed time periods. The Company is aware that there are numerous cases pending in Vaccine Court involving allegations that thimerosal-containing vaccines and/or the M-M-R II vaccine cause autism spectrum disorders. The Company is not a party to these Vaccine Court proceedings because the petitions are brought against the Department of Health and Human Services.

Patent Litigation

     From time to time, generic manufacturers of pharmaceutical products file Abbreviated New Drug Applications (“ANDAs”) with the FDA seeking to market generic forms of the Company’s products prior to the expiration of relevant patents owned by the Company. Generic pharmaceutical manufacturers have submitted ANDAs to the FDA seeking to market in the United States generic forms of Fosamax, Prilosec and Propecia prior to the expiration of the Company’s (and AstraZeneca’s in the case of Prilosec) patents concerning these products. The generic companies’ ANDAs generally include allegations of non-infringement, invalidity and unenforceability of the patents. Generic manufacturers have received FDA approval to market a generic form of Prilosec. The Company has filed patent infringement suits in federal court against companies filing ANDAs for generic alendronate and finasteride, and AstraZeneca and the Company have filed patent infringement suits in federal court against companies filing ANDAs for generic omeprazole. Similar patent challenges exist in certain foreign jurisdictions. The Company intends to vigorously defend its patents, which it believes are valid, against infringement by generic companies attempting to market products prior to the expiration dates of such patents. As with any litigation, there can be no assurance of the outcomes, which, if adverse, could result in significantly shortened periods of exclusivity for these products.

     A trial in the United States with respect to the alendronate daily product concluded in November 2001. In November 2002, a decision was issued by the U.S. District Court in Delaware finding the Company’s patent valid and infringed. On October 30, 2003, the U.S. Court of Appeals for the Federal Circuit affirmed the validity and infringement of the Company’s basic U.S. patent covering the use of alendronate in any form. A request for rehearing was denied. A trial in the United States involving the alendronate weekly product was held in March 2003. On August 28, 2003, the U.S. District Court in Delaware upheld the validity of the Company’s U.S. patent covering the weekly administration of alendronate. However, on January 28, 2005, the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. found the Company’s patent claims for once-weekly administration of Fosamax to be invalid. Based on the Court of Appeals’ decision, Fosamax will lose its market exclusivity in the United States in February 2008 and the Company expects a decline in U.S. Fosamax sales at that time. Prior to the decision, Merck’s patent for once-weekly administration of Fosamax was set to expire in July 2018. Merck disagrees with the decision of the Court of Appeals and has requested reconsideration by the Court of Appeals.

     In January 2003, the High Court of Justice for England and Wales held that patents of the Company protecting the alendronate daily and weekly products were invalid in the United Kingdom. On November 6, 2003, the Court of Appeals of England and Wales affirmed the ruling by the High Court of Justice for England and Wales. European countries permit companies seeking approval of a generic product to reference data of the innovative product in certain circumstances under data exclusivity regulations. The Company has been granted leave to appeal a decision of the U.K. regulatory authority that its data for weekly alendronate may be referenced by companies seeking approval of generic weekly alendronate products. The Company has also filed an appeal of a grant by the Swedish regulatory authority of approval of generic weekly alendronate products which referenced the Company’s data on weekly alendronate for their approval.

     As previously announced by the Company, on July 20, 2004, the Opposition Division of the European Patent Office rendered an oral decision to revoke the Company’s patent in Europe that covers the weekly administration of alendronate. On August 19, 2004, the written opinion was issued confirming the oral decision revoking the Company’s patent. On September 16, 2004, the Company filed an appeal of this decision. Based on other patents, the alendronate weekly product is protected in most major European markets until at least 2007.

     On October 5, 2004, in an action in Australia challenging the validity of the Company’s Australian patent for the weekly administration of alendronate, the patent was found to be invalid. The Company has appealed the decision.

     In addition, in Japan a proceeding has been filed challenging the validity of the Company’s Japanese patent for the weekly administration of alendronate.

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

     In the case of finasteride, an ANDA has been filed seeking approval of a generic version of Propecia and alleging invalidity of the Company’s patents. The Company filed a patent infringement lawsuit in the District Court of Delaware in September 2004. A trial is not anticipated before 2006.

Other Litigation

     As previously disclosed, on July 6, 2004, the United States District Court for the District of New Jersey granted a motion by the Company, Medco Health and certain officers and directors to dismiss a purported class action complaint involving claims related to the Company’s revenue recognition practice for retail co-payments paid by individuals to whom Medco Health provides pharmaceutical benefits as well as other allegations. The complaint was dismissed with prejudice. On August 20, 2004, the same court granted the Company’s motion to dismiss with prejudice a related shareholder derivative action. Plaintiffs in both actions have appealed the decisions.

     Prior to the spin-off of Medco Health, the Company and Medco Health agreed to settle, on a class action basis, a series of lawsuits asserting violations of ERISA (the “Gruer Cases”). The Company, Medco Health and certain plaintiffs’ counsel filed the settlement agreement with the federal district court in New York, where cases commenced by a number of plaintiffs, including participants in a number of pharmaceutical benefit plans for which Medco Health is the pharmacy benefit manager, as well as trustees of such plans, have been consolidated. The proposed class settlement has been agreed to by plaintiffs in five of the cases filed against Medco Health and the Company. Under the proposed settlement, the Company and Medco Health have agreed to pay a total of $42.5 million, and Medco Health has agreed to modify certain business practices or to continue certain specified business practices for a period of five years. The financial compensation is intended to benefit members of the settlement class, which includes ERISA plans for which Medco Health administered a pharmacy benefit at any time since December 17, 1994. In 2003, the district court preliminarily approved the settlement and held hearings to hear objections to the fairness of the proposed settlement. The district court approved the settlement in 2004, but has not yet determined the number of class member plans that have properly elected not to participate in the settlement. The settlement becomes final only if and when all appeals have been resolved. Three notices of appeal have been filed and the appellate court is expected to hear arguments regarding the appeals in March 2005 and decide the appeals thereafter. Currently, certain class member plans have indicated that they will not participate in the settlement. Cases initiated by three such plans and two individuals remain pending in the Southern District of New York. Plaintiffs in these cases have asserted claims based on ERISA as well as other federal and state laws that are the same as or similar to the claims that had been asserted by settling class members in the Gruer Cases. The Company and Medco Health are named as defendants in these cases. Medco Health and the Company agreed to the proposed settlement in order to avoid the significant cost and distraction of prolonged litigation.

     After the spin-off of Medco Health, Medco Health assumed substantially all of the liability exposure for the matters discussed in the foregoing paragraph. These cases are being defended by Medco Health.

     There are various other legal proceedings, principally product liability and intellectual property suits involving the Company, which are pending. While it is not feasible to predict the outcome of such proceedings or the proceedings discussed above, in the opinion of the Company, all such proceedings are either adequately covered by insurance or, if not so covered, should not ultimately result in any liability that would have a material adverse effect on the financial position, liquidity or results of operations of the Company other than proceedings for which a separate assessment is provided.

Environmental Matters

     As previously disclosed, in December 2003, the Virginia Department of Environmental Quality (“VADEQ”) issued a Notice of Violation to the Company’s Elkton, Virginia facility for air permit limit exceedances reported by the facility as a result of performance testing of a process train. The Company is currently in discussions with VADEQ and believes that its discussions will result in capital improvements together with monetary sanctions which will be immaterial but will exceed $100,000.

     The Company is a party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and other federal and state equivalents. These proceedings seek to require the operators of hazardous waste disposal facilities, transporters of waste to the sites and generators of hazardous waste disposed of at the sites to clean up the sites or to reimburse the government for cleanup costs. The Company has been made a party to these proceedings as an alleged generator of waste disposed of at the sites. In each case, the government alleges that the defendants are jointly and severally liable for the cleanup costs. Although joint and several liability is alleged, these proceedings are frequently resolved so that the allocation of cleanup costs among the parties more nearly reflects the relative contributions of the parties to the site situation. The Company’s potential liability varies greatly from site to site. For some sites the potential liability is de minimis and for others the costs of cleanup have not yet been determined. While it is not feasible to predict the outcome of many of these proceedings brought by federal or state agencies or private litigants, in the opinion of the Company, such proceedings should not ultimately result in any liability which would have a material adverse effect on the financial position, results of operations, liquidity or capital resources of the Company. The Company has taken an active role in identifying and providing for these costs and such amounts do not include any reduction for anticipated recoveries of cleanup costs from insurers, former site owners or operators or other recalcitrant potentially responsible parties.

Item 4.	Submission of Matters to a Vote of Security Holders.

     Not applicable.

Executive Officers of the Registrant (as of March 10, 2005)

RAYMOND V. GILMARTIN — Age 64

June, 1994 — Chairman of the Board (since November, 1994), President and Chief Executive Officer

DAVID W. ANSTICE — Age 56

January, 2003 — President, Human Health — responsible for the Company’s prescription drug business in Japan, Latin America, Canada, Australia, New Zealand and the Company’s joint venture relationship with Schering-Plough

March, 2001 — President, The Americas and U.S. Human Health — responsible for one of the two prescription drug divisions comprising U.S. Human Health, as well as the Company’s prescription drug business in Canada and Latin America, and the Company’s joint venture relationship with Schering-Plough

January, 1997 — President, Human Health-The Americas — responsible for the Company’s human health business in the United States, Canada and Latin America

MARCIA J. AVEDON — Age 43

January, 2003 — Senior Vice President, Human Resources

September, 2002 — Vice President, Talent Management and Organization Effectiveness

Prior to September, 2002, Dr. Avedon held several senior human resources positions (1995 to 2002) at Honeywell International (diversified manufacturing and technology company)

RICHARD T. CLARK — Age 59

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

CELIA A. COLBERT — Age 48

January, 1997 — Vice President, Secretary (since September, 1993) and Assistant General Counsel (since November, 1993)

CAROLINE DORSA — Age 45

August, 2002 — Vice President and Treasurer — responsible for the Company’s treasury and tax functions, and for providing financial support for the Merck Manufacturing and Merck Research Laboratories Divisions as well as Human Resources

September, 1999 — Vice President and Treasurer — responsible for the Company’s treasury and tax functions and for providing financial support for the Asia Pacific Division

KENNETH C. FRAZIER — Age 50

December, 1999 — Senior Vice President and General Counsel — responsible for legal and public affairs functions and The Merck Company Foundation (a not-for-profit charitable organization affiliated with the Company)

January, 1999 — Vice President and Deputy General Counsel

RICHARD C. HENRIQUES JR. — Age 49

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

PETER S. KIM — Age 46

January, 2003 — President, Merck Research Laboratories (MRL)

February, 2001 — Executive Vice President, Research and Development, MRL

Prior to February, 2001, Dr. Kim served as Member of the Whitehead Institute (1985 - 2001), Professor of Biology at the Massachusetts Institute of Technology (1988 — 2001), and Investigator of the Howard Hughes Medical Institute (1990 — 2001)

JUDY C. LEWENT — Age 56

January, 2003 — Executive Vice President, Chief Financial Officer and President, Human Health Asia — responsible for financial and corporate development functions, internal auditing, corporate licensing, the Company’s prescription drug business in Asia North and Asia South, the Company’s joint venture relationships, and Merck Capital Ventures, LLC, a subsidiary of the Company

February, 2001 — Executive Vice President and Chief Financial Officer — responsible for financial and corporate development functions, internal auditing, corporate licensing, the Company’s joint venture relationships, and Merck Capital Ventures, LLC

November, 2000 — Senior Vice President and Chief Financial Officer — responsible for financial and corporate development functions, internal auditing, corporate licensing, the Company’s joint venture relationships, and Merck Capital Ventures, LLC

January, 1997 — Senior Vice President (since January, 1993) and Chief Financial Officer (since April, 1990) — responsible for financial and corporate development functions, internal auditing and the Company’s joint venture relationships

ADEL MAHMOUD — Age 63

May, 1999 — President, Merck Vaccines

MARGARET G. MCGLYNN — Age 45

January, 2003 — President, U.S. Human Health — responsible for one of the two prescription drug divisions (hospital and specialty product franchises) comprising U.S. Human Health (USHH), and the Managed Care Group of USHH

August, 2001 — Executive Vice President, Customer Marketing and Sales, USHH

November, 1998 — Senior Vice President, Worldwide Human Health Marketing

BRADLEY T. SHEARES — Age 48

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

JOAN E. WAINWRIGHT — Age 44

January, 2001 — Vice President, Public Affairs

June, 2000 — Vice President, Corporate Communications, Public Affairs

Prior to June, 2000, Ms. Wainwright was Deputy Commissioner for Communications at the U.S. Social Security Administration (1994 — 2000)

PER WOLD-OLSEN — Age 57

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

     The required information on market information and dividends is incorporated by reference to page 35 of the Company’s 2004 Annual Report to stockholders and the required information on the number of holders of the Company’s common stock is incorporated by reference to page 60 of the Company’s 2004 Annual Report to Stockholders.

     Issuer purchases of equity securities for the three month period ended December 31, 2004 are as follows:

Issuer Purchases of Equity Securities

			Total Number of	($ in millions)
	Total		Shares Purchased	Approx. Dollar Value
	Number	Average	as Part of	Of Shares That May Yet
	Of Shares	Price Paid	Publicly Announced	Be Purchased Under the
Period	Purchased	Per Share	Plans or Programs	Plans or Programs
October 1 - October 31, 2004	—	—	—	$8,831.6

November 1 - November 30, 2004	4,915,000	$27.05	4,915,000	$8,698.6

December 1 - December 31, 2004	5,083,000	$30.22	5,083,000	$8,545.0

Total
(Quarter to Date 2004)	9,998,000	$28.66	9,998,000	$8,545.0

Item 6.	Selected Financial Data.

     The information required for this item is incorporated by reference to the data for the last five fiscal years of the Company included under Results for Year and Year-End Position in the Selected Financial Data table on page 60 of the Company’s 2004 Annual Report to stockholders.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The information required for this item is incorporated by reference to pages 20 through 35 of the Company’s 2004 Annual Report to stockholders.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

     The information required for this item is incorporated by reference to pages 30 (beginning with the caption “Financial Instruments Market Risk Disclosures”) to 31 of the Company’s 2004 Annual Report to stockholders.

Item 8.	Financial Statements and Supplementary Data.

     (a) Financial Statements

     The consolidated balance sheet of Merck & Co., Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, of retained earnings, of comprehensive income and of cash flows for each of the three years in the period ended December 31, 2004, and the report dated February 22, 2005 of PricewaterhouseCoopers LLP, independent registered public accounting firm, are incorporated by reference to pages 36 through 57 and page 59, respectively, of the Company’s 2004 Annual Report to stockholders.

     (b) Supplementary Data

     Selected quarterly financial data for 2004 and 2003 are incorporated by reference to the data contained in the Condensed Interim Financial Data table on page 35 of the Company’s 2004 Annual Report to stockholders.

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

     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2004 based on criteria in Internal Control — Integrated Framework issued by COSO. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and PricewaterhouseCoopers LLP has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, which is incorporated by reference to page 59 of the Company’s 2004 Annual Report to stockholders.

     There have been no significant changes in internal control over financial reporting for the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

     None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

     The required information on directors and nominees is incorporated by reference to pages 8 through 11 of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2005. Information on executive officers is set forth in Part I of this document on pages 25 through 27.

     The required information on the audit committee financial expert is incorporated by reference to page 13 (under the heading “Financial Expert on Audit Committee”) of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2005.

     The required information on the identification of the audit committee is incorporated by reference to pages 12 (under the caption “Board Committees”) to 13 of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2005.

     The required information on compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to page 50 (under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”) of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2005.

     The Company has adopted a Code of Conduct — Our Values and Standards applicable to all employees, including the principal executive officer, principal financial officer, and principal accounting officer. The Code of Conduct is available on the Company’s website at www.merck.com/about/corporategovernance. The Company intends to post on this website any amendments to, or waivers from, its Code of Conduct. A printed copy will be sent, without charge, to any stockholder who requests it by writing to the Chief Ethics Officer of Merck & Co., Inc., One Merck Drive, Whitehouse Station, NJ 08889-0100.

Item 11.	Executive Compensation.

     The information required for this item is incorporated by reference to pages 16 (under the caption “Compensation of Directors”) through 17; pages 25 (beginning with the caption “Summary Compensation Table”) through 27; pages 29 (beginning with the caption “Annual Benefits Payable Under Merck & Co., Inc. Retirement Plans”) to 35; page 15 (under the caption “Compensation Committee Interlocks and Insider Participation”); pages 19 (under the caption “Compensation and Benefits Committee Report on Executive Compensation”) through 24; and page 36 (under the caption “Performance Graph”) of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Information with respect to securities authorized for issuance under equity compensation plans is incorporated by reference to page 28 (under the caption “Equity Compensation Plan Information”) of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2005. Information with respect to security ownership of certain beneficial owners and management is incorporated by reference to pages 18 (under the caption “Security Ownership of Certain Beneficial Owners and Management”) to 19 of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2005.

Item 13.	Certain Relationships and Related Transactions.

     The information required for this item is incorporated by reference to page 12 (under the caption “Relationships with Outside Firms”) and page 35 (under the caption “Indebtedness of Management”) of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2005.

Item 14.	Principal Accountant Fees and Services.

     The information required for this item is incorporated by reference to pages 37 (beginning with the caption “Pre-Approval Policy for Services of Independent Registered Public Accounting Firm”) to 38 of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2005.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

     Documents filed as part of this Form 10-K

1.	Financial Statements

The following consolidated financial statements and report of independent registered public accounting firm are incorporated herein by reference to the Company’s 2004 Annual Report to stockholders, as noted on page 29 of this document:

Consolidated statement of income for the years ended December 31, 2004, 2003 and 2002

Consolidated statement of retained earnings for the years ended December 31, 2004, 2003 and 2002

Consolidated statement of comprehensive income for the years ended December 31, 2004, 2003 and 2002

Consolidated balance sheet as of December 31, 2004 and 2003

Consolidated statement of cash flows for the years ended December 31, 2004, 2003 and 2002

Notes to consolidated financial statements

Report of PricewaterhouseCoopers LLP, independent registered public accounting firm

2.	Financial Statement Schedules

Schedules are omitted because they are either not required or not applicable.

     Financial statements of affiliates carried on the equity basis have been omitted because, considered individually or in the aggregate, such affiliates do not constitute a significant subsidiary.

3.	Exhibits

Exhibit
Number		Description
2.1	—	Master Restructuring Agreement dated as of June 19, 1998 between Astra AB, Merck & Co., Inc., Astra Merck Inc., Astra USA, Inc., KB USA, L.P., Astra Merck Enterprises, Inc., KBI Sub Inc., Merck Holdings, Inc. and Astra Pharmaceuticals, L.P. (Portions of this Exhibit are subject to a request for confidential treatment filed with the Commission) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

3.1	—	Restated Certificate of Incorporation of Merck & Co., Inc. (October 1, 2004) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended September 30, 2004

3.2	—	By-Laws of Merck & Co., Inc. (as amended effective September 28, 2004) — Incorporated by reference to Current Report on Form 8-K dated September 28, 2004

4.1	—	Indenture, dated as of April 1, 1991, between Merck & Co., Inc. and Morgan Guaranty Trust Company of New York, as Trustee — Incorporated by reference to Exhibit 4 to Registration Statement on Form S-3 (No. 33-39349)

4.2	—	First Supplemental Indenture between Merck & Co., Inc. and First Trust of New York, National Association, as Trustee — Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-3 (No. 333-36383)

*10.1	—	Executive Incentive Plan (as amended effective February 27, 1996) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1995

*	Management contract or compensatory plan or arrangement.

Exhibit
Number		Description
*10.2	—	Base Salary Deferral Plan (as adopted on October 22, 1996, effective January 1, 1997) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1996

*10.3	—	Merck & Co., Inc. Deferral Program (amended and restated as of January 1, 2005)

*10.4	—	1991 Incentive Stock Plan (as amended effective February 23, 1994) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1994

*10.5	—	1996 Incentive Stock Plan (amended and restated as of February 22, 2005)

*10.6	—	2001 Incentive Stock Plan (amended and restated as of February 22, 2005)

*10.7	—	2004 Incentive Stock Plan (amended and restated as of February 22, 2005)

*10.8	—	Merck & Co., Inc. Change in Control Separation Benefits Plan – Incorporated by reference to Current Report on Form 8-K dated November 23, 2004

*10.9	—	Non-Employee Directors Stock Option Plan (as amended and restated February 24, 1998) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1997

*10.10	—	1996 Non-Employee Directors Stock Option Plan (as amended April 27, 1999) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1999

*10.11	—	2001 Non-Employee Directors Stock Option Plan (as amended April 19, 2002) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 2002

*10.12	—	Supplemental Retirement Plan (as amended effective January 1, 1995) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1994

*10.13	—	Retirement Plan for the Directors of Merck & Co., Inc. (amended and restated June 21, 1996) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1996

*10.14	—	Plan for Deferred Payment of Directors’ Compensation (amended and restated as of January 1, 2005)

10.15	—	Limited Liability Company Agreement of Merck Capital Ventures, LLC (Dated as of November 27, 2000) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 2000

*10.16	—	Offer Letter between Merck & Co., Inc. and Peter S. Kim, dated December 15, 2000 – Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 2003

        .
*	Management contract or compensatory plan or arrangement.

Exhibit
Number		Description
10.17	—	Amended and Restated License and Option Agreement dated as of July 1, 1998 between Astra AB and Astra Merck Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.18	—	KBI Shares Option Agreement dated as of July 1, 1998 by and among Astra AB, Merck & Co., Inc. and Merck Holdings, Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.19	—	KBI-E Asset Option Agreement dated as of July 1, 1998 by and among Astra AB, Merck & Co., Inc., Astra Merck Inc. and Astra Merck Enterprises Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.20	—	KBI Supply Agreement dated as of July 1, 1998 between Astra Merck Inc. and Astra Pharmaceuticals, L.P. (Portions of this Exhibit are subject to a request for confidential treatment filed with the Commission) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.21	—	Second Amended and Restated Manufacturing Agreement dated as of July 1, 1998 among Merck & Co., Inc., Astra AB, Astra Merck Inc. and Astra USA, Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.22	—	Limited Partnership Agreement dated as of July 1, 1998 between KB USA, L.P. and KBI Sub Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.23	—	Distribution Agreement dated as of July 1, 1998 between Astra Merck Enterprises Inc. and Astra Pharmaceuticals, L.P. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.24	—	Agreement to Incorporate Defined Terms dated as of June 19, 1998 between Astra AB, Merck & Co., Inc., Astra Merck Inc., Astra USA, Inc., KB USA, L.P., Astra Merck Enterprises Inc., KBI Sub Inc., Merck Holdings, Inc. and Astra Pharmaceuticals, L.P. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

12	—	Computation of Ratios of Earnings to Fixed Charges

13	—	2004 Annual Report to stockholders (only those portions incorporated by reference in this document are deemed “filed”)

14	—	Code of Conduct – Our Values and Standards — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 2003

21	—	Subsidiaries of Merck & Co., Inc.

23	—	Consent of Independent Registered Public Accounting Firm — Contained on page 36 of this Report

24.1	—	Power of Attorney

24.2	—	Certified Resolution of Board of Directors

31.1	—	Rule 13a – 14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit
Number		Description
31.2	—	Rule 13a – 14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

     Copies of the exhibits may be obtained by stockholders upon written request directed to the Stockholder Services Department, Merck & Co., Inc., P.O. Box 100—WS 3AB-40, Whitehouse Station, New Jersey 08889-0100.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCK & CO., INC.
Dated: March 11, 2005
	By	RAYMOND V. GILMARTIN
(Chairman of the Board,
President and Chief Executive Officer)

		By	CELIA A. COLBERT
Celia A. Colbert
(Attorney-in-Fact)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
RAYMOND V. GILMARTIN	Chairman of the Board, President and	March 11, 2005
Chief Executive Officer; Principal
Executive Officer; Director

JUDY C. LEWENT	Executive Vice President, Chief	March 11, 2005
Financial Officer and President, Human
Health Asia; Principal Financial Officer

RICHARD C. HENRIQUES, JR.	Vice President, Controller;	March 11, 2005
Principal Accounting Officer

LAWRENCE A. BOSSIDY	Director	March 11, 2005

WILLIAM G. BOWEN	Director	March 11, 2005

JOHNNETTA B. COLE	Director	March 11, 2005

WILLIAM B. HARRISON, JR.	Director	March 11, 2005

WILLIAM N. KELLEY	Director	March 11, 2005

ROCHELLE B. LAZARUS	Director	March 11, 2005

THOMAS E. SHENK	Director	March 11, 2005

ANNE M. TATLOCK	Director	March 11, 2005

SAMUEL O. THIER	Director	March 11, 2005

PETER C. WENDELL	Director	March 11, 2005

     Celia A. Colbert, by signing her name hereto, does hereby sign this document pursuant to powers of attorney duly executed by the persons named, filed with the Securities and Exchange Commission as an exhibit to this document, on behalf of such persons, all in the capacities and on the date stated, such persons including a majority of the directors of the Company.

By	CELIA A. COLBERT
Celia A. Colbert
(Attorney-in-Fact)

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (Nos. 33-39349, 33-60322, 33-51785, 33-57421, 333-17045, 333-36383, 333-77569, 333-72546, 333-87034 and 333-118186) and on Form S-8 (Nos. 33-21087, 33-21088, 33-40177, 33-51235, 33-53463, 33-64273, 33-64665, 333-91769, 333-30526, 333-31762, 333-40282, 333-53246, 333-56696, 333-72206, 333-65796, 333-101519, 333-109296, 333-117737 and 333-117738) of Merck & Co., Inc. of our report dated February 22, 2005, relating to the consolidated financial statements, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in the Annual Report to stockholders, which is incorporated in this Annual Report on Form 10-K.

PricewaterhouseCoopers LLP

Florham Park, New Jersey
March 11, 2005

EXHIBIT INDEX

Exhibit
Number		Description
2.1	—	Master Restructuring Agreement dated as of June 19, 1998 between Astra AB, Merck & Co., Inc., Astra Merck Inc., Astra USA, Inc., KB USA, L.P., Astra Merck Enterprises, Inc., KBI Sub Inc., Merck Holdings, Inc. and Astra Pharmaceuticals, L.P. (Portions of this Exhibit are subject to a request for confidential treatment filed with the Commission) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

3.1	—	Restated Certificate of Incorporation of Merck & Co., Inc. (October 1, 2004) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended September 30, 2004

3.2	—	By-Laws of Merck & Co., Inc. (as amended effective September 28, 2004) — Incorporated by reference to Current Report on Form 8-K dated September 28, 2004

4.1	—	Indenture, dated as of April 1, 1991, between Merck & Co., Inc. and Morgan Guaranty Trust Company of New York, as Trustee — Incorporated by reference to Exhibit 4 to Registration Statement on Form S-3 (No. 33-39349)

4.2	—	First Supplemental Indenture between Merck & Co., Inc. and First Trust of New York, National Association, as Trustee — Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-3 (No. 333-36383)

*10.1	—	Executive Incentive Plan (as amended effective February 27, 1996) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1995

*10.2	—	Base Salary Deferral Plan (as adopted on October 22, 1996, effective January 1, 1997) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1996

*10.3	—	Merck & Co., Inc. Deferral Program (amended and restated as of January 1, 2005)

*10.4	—	1991 Incentive Stock Plan (as amended effective February 23, 1994) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1994

*10.5	—	1996 Incentive Stock Plan (amended and restated as of February 22, 2005)

*10.6	—	2001 Incentive Stock Plan (amended and restated as of February 22, 2005)

*10.7	—	2004 Incentive Stock Plan (amended and restated as of February 22, 2005)

*10.8	—	Merck & Co., Inc. Change in Control Separation Benefits Plan — Incorporated by reference to Current Report on Form 8-K dated November 23, 2004

*10.9	—	Non-Employee Directors Stock Option Plan (as amended and restated February 24, 1998) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1997

*10.10	—	1996 Non-Employee Directors Stock Option Plan (as amended April 27, 1999) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1999

*10.11	—	2001 Non-Employee Directors Stock Option Plan (as amended April 19, 2002) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 2002

*	Management contract or compensatory plan or arrangement.

Exhibit
Number		Description
*10.12	—	Supplemental Retirement Plan (as amended effective January 1, 1995) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1994

*10.13	—	Retirement Plan for the Directors of Merck & Co., Inc. (amended and restated June 21, 1996) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1996

*10.14	—	Plan for Deferred Payment of Directors’ Compensation (amended and restated as of January 1, 2005)

10.15	—	Limited Liability Company Agreement of Merck Capital Ventures, LLC (Dated as of November 27, 2000) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 2000

*10.16	—	Offer Letter between Merck & Co., Inc. and Peter S. Kim, dated December 15, 2000 — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 2003

10.17	—	Amended and Restated License and Option Agreement dated as of July 1, 1998 between Astra AB and Astra Merck Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.18	—	KBI Shares Option Agreement dated as of July 1, 1998 by and among Astra AB, Merck & Co., Inc. and Merck Holdings, Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.19	—	KBI-E Asset Option Agreement dated as of July 1, 1998 by and among Astra AB, Merck & Co., Inc., Astra Merck Inc. and Astra Merck Enterprises Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.20	—	KBI Supply Agreement dated as of July 1, 1998 between Astra Merck Inc. and Astra Pharmaceuticals, L.P. (Portions of this Exhibit are subject to a request for confidential treatment filed with the Commission) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.21	—	Second Amended and Restated Manufacturing Agreement dated as of July 1, 1998 among Merck & Co., Inc., Astra AB, Astra Merck Inc. and Astra USA, Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.22	—	Limited Partnership Agreement dated as of July 1, 1998 between KB USA, L.P. and KBI Sub Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.23	—	Distribution Agreement dated as of July 1, 1998 between Astra Merck Enterprises Inc. and Astra Pharmaceuticals, L.P. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.24	—	Agreement to Incorporate Defined Terms dated as of June 19, 1998 between Astra AB, Merck & Co., Inc., Astra Merck Inc., Astra USA, Inc., KB USA, L.P., Astra Merck Enterprises Inc., KBI Sub Inc., Merck Holdings, Inc. and Astra Pharmaceuticals, L.P. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

*	Management contract or compensatory plan or arrangement.

Exhibit
Number		Description
12	—	Computation of Ratios of Earnings to Fixed Charges

13	—	2004 Annual Report to stockholders (only those portions incorporated by reference in this document are deemed “filed”)

14	—	Code of Conduct — Our Values and Standards — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 2003

21	—	Subsidiaries of Merck & Co., Inc.

23	—	Consent of Independent Registered Public Accounting Firm — Contained on page 36 of this Report

24.1	—	Power of Attorney

24.2	—	Certified Resolution of Board of Directors

31.1	—	Rule 13a — 14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a — 14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer