Form 10-Q
period 2005-03-31
MERCK & CO INC
filed 2005-05-09
CIK 64978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                         to

Commission File No. 1-3305

MERCK & CO., INC.

P. O. Box 100
One Merck Drive
Whitehouse Station, N.J. 08889-0100
(908) 423-1000

Incorporated in New Jersey	I.R.S. Employer Identification
No. 22-1109110

The number of shares of common stock outstanding as of the close of business on April 29, 2005:

Class	Number of Shares Outstanding

Common Stock	2,203,128,785

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes☑   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes☑   No ☐

Part I — Financial Information

Item 1. Financial Statements

MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF INCOME
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited, $ in millions except per share amounts)

	Three Months
	Ended March 31
	2005	2004
Sales	$5,362.2	$5,630.8

Costs, Expenses and Other

Materials and production	1,271.4	1,148.2

Marketing and administrative	1,613.3	1,611.4

Research and development	846.6	996.3

Equity income from affiliates	(316.3)	(194.7)

Other (income) expense, net	26.5	(273.3)

	3,441.5	3,287.9

Income Before Taxes	1,920.7	2,342.9

Taxes on Income	550.6	724.3

Net Income	$1,370.1	$1,618.6

Basic Earnings per Common Share	$.62	$.73

Earnings per Common Share Assuming Dilution	$.62	$.73

Dividends Declared per Common Share	$.38	$.37

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MARCH 31, 2005 AND DECEMBER 31, 2004
(Unaudited, $ in millions)

	March 31	December 31
	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$2,389.6	$2,878.8
Short-term investments	7,048.8	4,211.1
Accounts receivable	3,798.1	3,627.7
Inventories	1,756.6	1,898.7
Prepaid expenses and taxes	766.9	858.9

Total current assets	15,760.0	13,475.2

Investments	4,811.6	6,727.1

Property, Plant and Equipment, at cost, net of allowance for depreciation of $8,370.1 in 2005 and $8,094.9 in 2004	14,705.6	14,713.7

Goodwill	1,085.7	1,085.7

Other Intangibles, net	632.2	679.2

Other Assets	6,122.0	5,891.9

	$43,117.1	$42,572.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loans payable and current portion of long-term debt	$1,614.8	$2,181.2
Trade accounts payable	570.7	421.4
Accrued and other current liabilities	5,076.6	5,288.1
Income taxes payable	2,801.5	3,012.3
Dividends payable	839.1	841.1

Total current liabilities	10,902.7	11,744.1

Long-Term Debt	5,655.6	4,691.5

Deferred Income Taxes and Noncurrent Liabilities	6,473.8	6,442.1

Minority Interests	2,436.0	2,406.9

Stockholders’ Equity
Common stock
Authorized- 5,400,000,000 shares
Issued- 2,976,230,393 shares	29.8	29.8
Other paid-in capital	6,809.7	6,869.8
Retained earnings	37,157.3	36,626.3
Accumulated other comprehensive (loss) income	(72.9)	(45.9)

	43,923.9	43,480.0

Less treasury stock, at cost
770,826,493 shares — March 31, 2005
767,591,491 shares — December 31, 2004	26,274.9	26,191.8

Total stockholders’ equity	17,649.0	17,288.2

	$43,117.1	$42,572.8

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited, $ in millions)

	Three Months
	Ended March 31
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,370.1	$1,618.6
Adjustments to reconcile net income to cash provided from operations:
Depreciation and amortization	379.8	348.2
Deferred income taxes	4.2	(3.2)
Other	(7.0)	(144.9)
Net changes in assets and liabilities	(407.7)	(4.7)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,339.4	1,814.0

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(343.2)	(322.8)
Purchase of securities, subsidiaries and other investments	(20,334.5)	(15,633.4)
Proceeds from sale of securities, subsidiaries and other investments	19,469.1	15,590.4
Other	(0.3)	(1.3)

NET CASH USED BY INVESTING ACTIVITIES	(1,208.9)	(367.1)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings	(49.7)	(314.9)
Proceeds from issuance of debt	1,000.0	400.0
Payments on debt	(515.6)	(3.9)
Purchase of treasury stock	(253.2)	(227.9)
Dividends paid to stockholders	(841.1)	(822.4)
Other	97.9	85.9

NET CASH USED BY FINANCING ACTIVITIES	(561.7)	(883.2)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(58.0)	(2.6)

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(489.2)	561.1

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,878.8	1,201.0

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,389.6	$1,762.1

The accompanying notes are an integral part of this consolidated financial statement.

Notes to Consolidated Financial Statements

1.	The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K.

The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. In the Company’s opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

Certain reclassifications have been made to prior year amounts to conform with current year presentation.

2.	In September 2004, the Company announced a voluntary worldwide withdrawal of Vioxx, its arthritis and acute pain medication. The Company’s decision, which was effective immediately, was based on new three-year data from a prospective, randomized, placebo-controlled clinical trial, APPROVe (Adenomatous Polyp Prevention on Vioxx).

In connection with the withdrawal, the Company recorded an unfavorable adjustment to net income of $552.6 million, or $.25 per share, in the third quarter 2004. The adjustment to pre-tax income was $726.2 million. Of this amount, $491.6 million related to estimated customer returns of product previously sold and was recorded as a reduction of Sales, $93.2 million related to write-offs of inventory held by the Company and was recorded in Materials and production expense, and $141.4 million related to estimated costs to undertake the withdrawal of the product and was recorded in Marketing and administrative expense. The tax benefit of this adjustment was $173.6 million, which reflects the geographical mix of Vioxx returns and the cost of the withdrawal. The adjustment did not include charges for future legal defense costs. (See Note 6). At March 31, 2005, $113.5 million of the remaining accrued balance was reported in Accrued and other current liabilities and $103.4 million was reported as a reduction to Accounts receivable.

3.	The Company grants performance share units (PSUs) and restricted stock units (RSUs), in addition to stock options, to certain management level employees. Both PSU and RSU payouts will be in shares of Company stock after the end of a three-year period, subject to the terms applicable to such awards. Additionally, PSU payouts will be contingent on the Company’s performance against a pre-set objective or set of objectives.

Employee stock-based compensation is recognized using the intrinsic value method. Generally, employee stock options are granted to purchase shares of Company stock at the fair market value at the time of grant. Accordingly, no compensation expense is recognized for the Company’s stock-based compensation plans other than for its employee performance-based awards (including PSUs), RSUs and options granted to employees of certain equity method investees.

The effect on net income and earnings per common share if the Company had applied the fair value method for recognizing employee stock-based compensation is as follows:

	($ in millions)
	Three Months
	Ended March 31
	2005	2004
Net income, as reported	$1,370.1	$1,618.6
Compensation expense, net of tax:
Reported	6.3	4.4
Fair value method	(108.4)	(117.0)

Pro forma net income	$1,268.0	$1,506.0

Earnings per common share:
Basic – as reported	$.62	$.73
Basic – pro forma	$.57	$.68

Assuming dilution – as reported	$.62	$.73
Assuming dilution – pro forma	$.57	$.67

Notes to Consolidated Financial Statements (continued)

4.	Inventories consisted of:

	($ in millions)
	March 31	December 31
	2005	2004
Finished goods	$328.4	$376.8
Raw materials and work in process	2,130.1	2,166.8
Supplies	88.2	94.7

Total (approximates current cost)	2,546.7	2,638.3
Reduction to LIFO cost for domestic inventories	(62.9)	(100.9)

	$2,483.8	$2,537.4

Recognized as:
Inventories	$1,756.6	$1,898.7
Other assets	727.2	638.7

Amounts recognized as Other assets are comprised entirely of raw materials and work in process inventories, which include vaccine inventories produced in preparation for product launches, and inventories for other products, principally vaccines and Arcoxia, not expected to be sold within one year.

5.	In February 2005, the Company issued $1.0 billion of 4.75% ten-year notes. In addition, the Company established a $1.5 billion, 5-year revolving credit facility to provide backup liquidity for its commercial paper borrowing facility and for general corporate purposes. The Company has not drawn funding from this facility.

6.	The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including product liability, intellectual property and commercial litigation, as well as additional matters such as antitrust actions. The following updates previous disclosures.

Vioxx Litigation

Product Liability Lawsuits

As previously disclosed, federal and state product liability lawsuits involving individual claims, as well as several putative class actions have been filed against the Company with respect to Vioxx. As of March 31, 2005 the Company has been served or is aware that it has been named as a defendant in approximately 2,300 lawsuits, which include approximately 4,600 plaintiff groups alleging personal injuries resulting from the use of Vioxx. Certain of these lawsuits include allegations regarding gastrointestinal bleeding, cardiovascular events, thrombotic events or kidney damage. The Company has also been named as a defendant in approximately 110 putative class actions (due to a clerical error, the Company previously mistakenly reported that there were approximately 225 class actions) alleging personal injuries or seeking (i) medical monitoring as a result of the putative class members’ use of Vioxx, (ii) disgorgement of certain profits under common law unjust enrichment theories, and/or (iii) various remedies under state consumer fraud and fair business practice statutes, including recovering the cost of Vioxx purchased by individuals and third-party payors such as union health plans (all of the actions discussed in this paragraph are collectively referred to as the “Vioxx Product Liability Lawsuits”). The actions filed in the state courts of California and New Jersey, respectively, have been transferred to a single judge in each state for coordinated proceedings. In addition, on February 16, 2005, the Judicial Panel on Multidistrict Litigation (the “JPML”) transferred all Vioxx Product Liability Lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings. The MDL has been transferred to the United States District Court for the Eastern District of Louisiana before District Judge Eldon E. Fallon.

Shareholder Lawsuits

As previously disclosed, in addition to the Vioxx Product Liability Lawsuits, a number of putative class action lawsuits were filed in late 2003 and early 2004 by several shareholders in the United States District Court for the Eastern District of Louisiana naming as defendants the Company and several current or former officers and directors of the Company. These cases have been consolidated. After the announcement of the withdrawal of Vioxx, the Company was named as a defendant in additional putative securities class action lawsuits filed in (or removed to) federal courts in New Jersey, Pennsylvania, Louisiana, and Illinois. These actions allege that the defendants made false and misleading statements regarding Vioxx in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, including with respect to the withdrawal of Vioxx, and seek unspecified compensatory damages and the costs of suit, including attorneys’ fees. Plaintiffs request certification of a class of purchasers of Company stock during various periods between May 21, 1999 and October 29, 2004. In addition, two shareholders filed an individual securities action in the United States District Court for the Central District of Illinois seeking compensatory damages and costs. Certain complaints include allegations under Sections 11, 12 and 15 of

Notes to Consolidated Financial Statements (continued)

the Securities Act of 1933 that certain officers and directors made incomplete and misleading statements in a registration statement and certain prospectuses filed in connection with the Merck Stock Investment Plan, a dividend reinvestment plan (all of the actions discussed in this paragraph are collectively referred to as the “Vioxx Securities Lawsuits”).

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

As previously disclosed, on October 29, 2004, two individual shareholders made a demand on the Board to take legal action against Mr. Raymond Gilmartin, formerly Chairman, President and Chief Executive Officer and other individuals for allegedly causing damage to the Company with respect to the allegedly improper marketing of Vioxx. In response to that demand letter, the Board of Directors determined at its November 23, 2004 meeting that the Board would take the shareholders’ request under consideration and it remains under consideration.

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

On February 23, 2005, the JPML transferred all Vioxx Shareholder Lawsuits pending in federal courts nationwide into one MDL for coordinated pre-trial proceedings. The MDL has been transferred to the United States District Court for the District of New Jersey before District Judge Stanley R. Chesler. Judge Chesler has ordered (upon consent of all parties) that the Vioxx Securities Lawsuits, the federal Vioxx Derivative Lawsuits and the Vioxx ERISA Lawsuits, respectively, be consolidated for all purposes.

International Lawsuits

As previously disclosed, in addition to the lawsuits discussed above, the Company has been named as a defendant in litigation relating to Vioxx in various countries (collectively, the “Vioxx Foreign Lawsuits”) in Europe, Canada, Brazil, Australia, Turkey and Israel.

Additional Lawsuits

Based on media reports and other sources, the Company anticipates that additional Vioxx Product Liability Lawsuits, Vioxx Shareholder Lawsuits and Vioxx Foreign Lawsuits (collectively, the “Vioxx Lawsuits”) will be filed against it and/or certain of its current and former officers and directors in the future.

Insurance

Also as previously disclosed, the Company has product liability insurance for claims brought in the Vioxx Product Liability Lawsuits with stated upper limits of approximately $630 million after deductibles and co-insurance. This insurance provides coverage for legal defense costs and potential damage amounts that have been or will be incurred in connection with the Vioxx Product Liability Lawsuits. The Company believes that this insurance coverage extends to additional Vioxx Product Liability Lawsuits that may be filed in the future. The Company has Directors and Officers insurance coverage applicable to the Vioxx Securities Lawsuits and Vioxx Derivative Lawsuits with stated upper limits of approximately $190 million. The Company has fiduciary and other insurance for the Vioxx ERISA Lawsuits with stated upper limits of approximately $275 million. Additional insurance coverage for these claims may also be available under upper-level excess policies that provide coverage for a variety of risks. There are disputes with certain insurers about the availability of some or all of this insurance coverage and there are likely to be additional disputes. At this time, the Company believes it is reasonably possible that its insurance coverage with respect to the Vioxx Lawsuits will not be adequate to cover its defense costs and any losses.

Notes to Consolidated Financial Statements (continued)

Recently, as previously disclosed, Merck received notice that the Company’s upper level excess insurers (which provide excess insurance potentially applicable to all of the Vioxx Lawsuits) commenced an arbitration seeking, among other things, to cancel those policies, to void all of their obligations under those policies and to raise other coverage issues with respect to the Vioxx Lawsuits. Merck intends to contest vigorously the insurers’ claims and will attempt to enforce its rights under applicable insurance policies. The amounts actually recovered under the policies discussed in this section may be less than the amounts specified in the preceding paragraph.

Investigations

As previously disclosed, in November 2004, the Company was advised by the staff of the Securities and Exchange Commission (the “SEC”) that it was commencing an informal inquiry concerning Vioxx. On January 28, 2005, the Company announced that it received notice that the SEC issued a formal notice of investigation. Also, the Company received a subpoena from the U.S. Department of Justice (the “DOJ”) requesting information related to the Company’s research, marketing and selling activities with respect to Vioxx in a federal health care investigation under criminal statutes. There are also ongoing investigations by certain Congressional committees. Also, the District Attorney’s Office in Munich, Germany notified the Company’s subsidiary in Germany that it received complaints and commenced an investigation in order to determine whether any criminal charges should be brought in Germany concerning Vioxx. As previously disclosed, the Company’s U.K. subsidiary has been notified by the Medicines and Healthcare Products Regulatory Agency in the United Kingdom (the “MHRA”) of an investigation by the MHRA of compliance by the Company with EU adverse experience reporting requirements in connection with Vioxx. The Company is cooperating with these governmental entities in their respective investigations (the “Vioxx Investigations”). The Company cannot predict the outcome of these inquiries; however, they could result in potential civil and/or criminal dispositions.

Reserves

There are two Vioxx Product Liability Lawsuits currently scheduled for trial in Texas state court in the first half of 2005; however, in both cases the parties have agreed to request that the trials be rescheduled to the second half of 2005. The Courts have not yet ruled on the requests. The Company currently anticipates that one or more of the Vioxx Product Liability Lawsuits may go to trial in the second half of 2005. The Company cannot predict the timing of any trials with respect to the Vioxx Shareholder Lawsuits. The Company believes that it has meritorious defenses to the Vioxx Lawsuits and will vigorously defend against them. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek indeterminate damages, the Company is unable to predict the outcome of these matters, and at this time cannot reasonably estimate the possible loss or range of loss with respect to the Vioxx Lawsuits. The Company has not established any reserves for any potential liability relating to the Vioxx Lawsuits or the Vioxx Investigations (collectively the “Vioxx Litigation”). As of December 31, 2004, the Company had established a reserve of $675 million solely for its future legal defense costs related to the Vioxx Litigation. This reserve is based on certain assumptions and is the minimum amount that the Company believes at this time it can reasonably estimate will be spent over a multi-year period. In the fourth quarter of 2004, the Company significantly increased the reserve when it had the ability to reasonably estimate its future legal defense costs for the Vioxx Litigation. Some of the significant factors that were considered in the establishment of the reserve for the Vioxx Litigation were as follows: the actual costs incurred by the Company up to that time; the development of the Company’s legal defense strategy and structure in light of the expanded scope of the Vioxx Litigation; the number of cases being brought against the Company; and the anticipated timing, progression, and related costs of pre-trial activities and trials in the Vioxx Product Liability Lawsuits. In the first quarter, the Company did not adjust the Vioxx legal defense reserve. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves. Unfavorable outcomes in the Vioxx Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

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

Notes to Consolidated Financial Statements (continued)

As previously disclosed, the Company was joined in ongoing litigation alleging manipulation by pharmaceutical manufacturers of Average Wholesale Prices (“AWP”), which are sometimes used in calculations that determine public and private sector reimbursement levels. In 2002, the JPML ordered the transfer and consolidation of all pending federal AWP cases to federal court in Boston, Massachusetts. Plaintiffs filed one consolidated class action complaint, which aggregated the claims previously filed in various federal district court actions and also expanded the number of manufacturers to include some which, like the Company, had not been defendants in any prior pending case. In May 2003, the court granted the Company’s motion to dismiss the consolidated class action and dismissed the Company from the class action case. Subsequent to the Company’s dismissal, the plaintiffs filed an amended consolidated class action complaint, which did not name the Company as a defendant. The Company and many other pharmaceutical manufacturers are defendants in similar complaints pending in federal and state court brought individually by 15 counties in the State of New York. The Company and the other defendants are awaiting the final ruling on their motion to dismiss in the Suffolk County case, which was the first of the New York county cases to be filed. In addition, the Company is a defendant in four cases pending in Kentucky, Illinois, Alabama and Wisconsin which are being vigorously defended.

As previously disclosed, the Company has been named as a defendant in antitrust cases in federal court in Minnesota and in state court in California, each alleging an unlawful conspiracy among different sets of pharmaceutical manufacturers to protect high prices in the United States by impeding importation into the United States of lower-priced pharmaceuticals from Canada. The Company and the other defendants are awaiting a final decision on their motion to dismiss.

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

As previously disclosed, in January 2003, the DOJ notified the federal court in New Orleans, Louisiana that it was not going to intervene at that time in a pending Federal False Claims Act case that was filed under seal in December 1999 against the Company. The court issued an order unsealing the complaint, which was filed by a physician in Louisiana, and ordered that the complaint be served. The complaint, which alleged that the Company’s discounting of Pepcid in certain Louisiana hospitals led to increases in costs to Medicaid, was dismissed. An amended complaint was filed under seal and the case has been administratively closed by the Court until the seal is lifted. The allegations contained in the amended complaint are unknown.

In April 2005, the Company was named in a qui tam lawsuit under the Nevada False Claims Act. The suit, in which the Nevada Attorney General has intervened, alleges that the Company inappropriately offered nominal pricing and other marketing and pricing inducements to certain customers and also failed to comply with its obligations under the Medicaid Best Price scheme related to such arrangements. The Company intends to vigorously defend against this lawsuit.

Governmental Proceedings

As previously disclosed, the Company has received a subpoena from the DOJ in connection with its investigation of the Company’s marketing and selling activities. The Company has also reported that it has received a Civil Investigative Demand from the Attorney General of Texas regarding the Company’s marketing and selling activities relating to Texas. In April 2004, the Company received a subpoena from the office of the Inspector General for the District of Columbia in connection with an investigation of the Company’s interactions with physicians in the District of Columbia, Maryland, and Virginia. In November 2004, the Company received a letter request from the DOJ in connection with its investigation of the Company’s pricing of Pepcid.

The Company has received a letter from the DOJ advising it of the existence of a qui tam complaint alleging that the Company violated certain rules related to its calculations of best price and other federal pricing benchmark calculations, certain of which may affect the Company’s Medicaid rebate obligation. The Company is cooperating with the DOJ’s requests for information.

On February 23, 2004, the Italian Antitrust Authorities adopted a measure commencing a formal investigation of Merck Sharp & Dohme (Italia) S.p.A. (“MSD Italy”) and the Company under Article 14 of the Italian Competition Law and Article 82 EC to ascertain whether the Company and MSD Italy committed an abuse of a dominant position by virtue of the Company’s refusal to grant to ACS Dobfar S.p.A. (“Dobfar”), an Italian company, a voluntary license,

Notes to Consolidated Financial Statements (continued)

pursuant to domestic legislation passed in 2002, to permit Dobfar to manufacture Tienam (imipenem and cilastatin) in Italy for sale outside Italy, in countries where patent protection under the applicable domestic rules has expired or never existed. The Company has a Supplementary Protection Certificate which provides the Company certain rights with respect to the manufacture and sale of Tienam in Italy which expires in January 2006. A hearing was held on May 2, 2005. As a result of that hearing, if it is determined that a violation is likely to have occurred, interim measures, including a requirement that Merck grant Dobfar the requested license may be imposed.

The Company is cooperating with all of these investigations. The Company cannot predict the outcome of these investigations; however, it is possible that unfavorable outcomes could have a material adverse effect on the Company’s financial position, liquidity and results of operations. In addition, from time to time, other federal, state or foreign regulators or authorities may seek information about practices in the pharmaceutical industry in inquiries other than the investigations discussed in this paragraph. It is not feasible to predict the outcome of any such inquiries.

Vaccine Litigation

As previously disclosed, the Company is a party in claims brought under the Consumer Protection Act of 1987 in the United Kingdom, which allege that certain children suffer from a variety of conditions as a result of being vaccinated with various bivalent vaccines for measles and rubella and/or trivalent vaccines for measles, mumps and rubella, including the Company’s M-M-R II. The conditions include autism, with or without inflammatory bowel disease, epilepsy, diabetes, encephalitis, encephalopathy, deafness, chronic fatigue syndrome and transverse myelitis. In early September 2003, the Legal Services Commission (the “LSC”) announced its decision to withdraw public funding of the litigation brought by the claimants. This decision was confirmed on appeal by the Funding Review Committee (“FRC”) on September 30, 2003. The claimants’ application for judicial review of the decision to withdraw public funding was dismissed in February 2004 and the April 2004 trial date was vacated. The lead claimants have decided not to apply to the Court of Appeal for permission to appeal the decision. As a result, legal aid for all lead claimants has now been discharged. The non-lead claimants were subject to a “show cause” procedure to withdraw legal aid unless the claimants could show cause as to why it should not be withdrawn. The FRC heard 37 of the “show cause” appeals by the non-lead claimants in October 2004. The appeals involving autism (26) were unsuccessful, but funding was reinstated for 11 appeals involving other non-autism conditions, such as epilepsy, deafness, encephalitis and transverse myelitis. In light of the 11 successful appeals, the LSC has reconsidered the cases of some other claimants and, to date, funding has been reinstated in approximately 85 non-lead, non-autism cases, in most cases to the limited extent necessary to allow solicitors to provide a report on the individual cases to the LSC. The LSC is still considering reinstating funding for approximately 30 additional cases. It is not yet known how many of the cases involve claimants suing the Company. All claimants for all conditions had until February 28, 2005 to give notice of their intention to continue or discontinue with their claims, irrespective of whether or not they have secured legal aid funding. Directions for further conduct of the litigation were made at a case management hearing on March 17, 2005. As a result of the judge’s ruling following the case management hearing, approximately 500 cases against the Company have been brought to an end leaving approximately 100 active cases. Claimants whose cases have ended can apply to the court to have their discontinuance set aside. A further case management hearing is expected to take place in October 2005. The Company will vigorously defend against these lawsuits.

As previously disclosed, the Company is also a party to individual and class action product liability lawsuits and claims in the United States involving pediatric vaccines (e.g., hepatitis B vaccine ) that contained thimerosal, a preservative used in vaccines. Merck has not distributed thimerosal-containing pediatric vaccines in the United States since the fall of 2001. As of March 31, 2005, there were approximately 300 active thimerosal related lawsuits with approximately 820 plaintiffs. Other defendants include vaccine manufacturers who produced pediatric vaccines containing thimerosal as well as manufacturers of thimerosal. In these actions, the plaintiffs allege, among other things, that they have suffered neurological injuries as a result of exposure to thimerosal from pediatric vaccines. Two state court cases and two Federal District Court cases were scheduled for trial in 2005. Of these cases, two have been dismissed, one is scheduled for trial on July 5, 2005 and the other is scheduled for trial in February of 2006. The case scheduled for trial on July 5, 2005 also makes allegations concerning Merck’s M-M-R II vaccine. The Company will vigorously defend against these lawsuits; however, it is possible that unfavorable outcomes could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

Notes to Consolidated Financial Statements (continued)

The Company has been successful in having cases of this type either dismissed or stayed on the ground that the action is prohibited under the National Childhood Vaccine Injury Act (the “Vaccine Act”). The Vaccine Act prohibits any person from filing or maintaining a civil action (in state or federal court) seeking damages against a vaccine manufacturer for vaccine-related injuries unless a petition is first filed in the United States Court of Federal Claims (hereinafter the “Vaccine Court”). Under the Vaccine Act, before filing a civil action against a vaccine manufacturer, the petitioner must either (a) pursue his or her petition to conclusion in Vaccine Court and then timely file an election to proceed with a civil action in lieu of accepting the Vaccine Court’s adjudication of the petition or (b) timely exercise a right to withdraw the petition prior to Vaccine Court adjudication in accordance with certain statutorily prescribed time periods. The Company is aware that there are numerous cases pending in Vaccine Court involving allegations that thimerosal-containing vaccines and/or the M-M-R II vaccine cause autism spectrum disorders. All of the cases referred to in the preceding paragraph as having been dismissed or being scheduled for trial have been brought by plaintiffs who claim to have made a timely withdrawal of their Vaccine Court petition. The Company is not a party to these Vaccine Court proceedings because the petitions are brought against the Department of Health and Human Services.

Patent Litigation

From time to time, generic manufacturers of pharmaceutical products file Abbreviated New Drug Applications (“ANDAs”) with the FDA seeking to market generic forms of the Company’s products prior to the expiration of relevant patents owned by the Company. Generic pharmaceutical manufacturers have submitted ANDAs to the FDA seeking to market in the United States a generic form of Fosamax, Prilosec and Propecia prior to the expiration of the Company’s (and AstraZeneca’s in the case of Prilosec) patents concerning these products. The generic companies’ ANDAs generally include allegations of non-infringement, invalidity and unenforceability of the patents. Generic manufacturers have received FDA approval to market a generic form of Prilosec. The Company has filed patent infringement suits in federal court against companies filing ANDAs for generic alendronate and finasteride, and AstraZeneca and the Company have filed patent infringement suits in federal court against companies filing ANDAs for generic omeprazole. Similar patent challenges exist in certain foreign jurisdictions. The Company intends to vigorously defend its patents, which it believes are valid, against infringement by generic companies attempting to market products prior to the expiration dates of such patents. As with any litigation, there can be no assurance of the outcomes, which, if adverse, could result in significantly shortened periods of exclusivity for these products.

A trial in the United States with respect to the alendronate daily product concluded in November 2001. In November 2002, a decision was issued by the U.S. District Court in Delaware finding the Company’s patent valid and infringed. On October 30, 2003, the U.S. Court of Appeals for the Federal Circuit affirmed the validity and infringement of the Company’s basic U.S. patent covering the use of alendronate in any form. A request for rehearing was denied. A trial in the United States involving the alendronate weekly product was held in March 2003. On August 28, 2003, the U.S. District Court in Delaware, upheld the validity of the Company’s U.S. patent covering the weekly administration of alendronate. However, on January 28, 2005, the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. found the Company’s patent claims for once-weekly administration of Fosamax to be invalid. Based on the Court of Appeals’ decision, Fosamax will lose its market exclusivity in the United States in February 2008 and the Company expects a decline in U.S. Fosamax sales at that time. Prior to the decision, Merck’s patent for once-weekly administration of Fosamax was set to expire in July 2018. On April 21, 2005, the full U.S. Court of Appeals for the Federal Circuit in Washington, D.C. denied the Company’s request to reconsider the previous decision made by that court holding that the Company’s patent for once weekly administration of Fosamax was invalid. The Company intends to appeal this decision to the United States Supreme Court.

In January 2003, the High Court of Justice for England and Wales held that patents of the Company protecting the alendronate daily and weekly products were invalid in the United Kingdom. On November 6, 2003, the Court of Appeals of England and Wales affirmed the ruling by the High Court of Justice for England and Wales. European countries permit companies seeking approval of a generic product to reference data of the innovative product in certain circumstances under data exclusivity regulations. The Company has been granted leave to appeal a decision of the UK regulatory authority that its data for weekly alendronate may be referenced by companies seeking approval of generic weekly alendronate products. The Company has also filed an appeal of a grant by the Swedish regulatory authority of approval of generic weekly alendronate products which referenced the Company’s data on weekly alendronate for their approval.

Notes to Consolidated Financial Statements (continued)

As previously announced by the Company, on July 20, 2004, the Opposition Division (the “Opposition Division”) of the European Patent Office (the “EPO”) rendered an oral decision to revoke the Company’s patent in Europe that covers the weekly administration of alendronate. On August 19, 2004, the written opinion was issued confirming the oral decision revoking the Company’s patent. On September 16, 2004, the Company filed an appeal of this decision. A decision on this appeal is expected in 2006. Based on other patents, the alendronate weekly product is protected in most major European markets until at least 2007.

On October 5, 2004, in an action in Australia challenging the validity of the Company’s Australian patent for the weekly administration of alendronate, the patent was found to be invalid. The Company has appealed the decision.

In addition, as previously disclosed, in Japan a proceeding has been filed challenging the validity of the Company’s Japanese patent for the weekly administration of alendronate.

Proceedings have been filed in Canada challenging the validity of the Company’s patent for once weekly administration of alendronate. In April 2005, the first of these proceedings went to hearing. The Company is awaiting a decision.

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

As previously disclosed, prior to the spin-off of Medco Health, the Company and Medco Health agreed to settle, on a class action basis, a series of lawsuits asserting violations of ERISA (the “Gruer Cases”). The Company, Medco Health and certain plaintiffs’ counsel filed the settlement agreement with the federal district court in New York, where cases commenced by a number of plaintiffs, including participants in a number of pharmaceutical benefit plans for which Medco Health is the pharmacy benefit manager, as well as trustees of such plans, have been consolidated. The proposed class settlement has been agreed to by plaintiffs in five of the cases filed against Medco Health and the Company. Under the proposed settlement, the Company and Medco Health have agreed to pay a total of $42.5 million, and Medco Health has agreed to modify certain business practices or to continue certain specified business practices for a period of five years. The financial compensation is intended to benefit members of the settlement class, which includes ERISA plans for which Medco Health administered a pharmacy benefit at any time since December 17, 1994. In 2003, the district court preliminarily approved the settlement and held hearings to hear objections to the fairness of the proposed settlement. The district court approved the settlement in 2004, but has not yet determined the number of class member plans that have properly elected not to participate in the settlement. The settlement becomes final only if and when all appeals have been resolved. Three notices of appeal have been filed and the appellate court is expected to hear arguments regarding the appeals in March 2005 and decide the appeals thereafter. Currently, certain class member plans have indicated that they will not participate in the settlement. Cases initiated by three such plans and two individuals remain pending in the Southern District of New York. Plaintiffs in these cases have asserted claims based on ERISA as well as other federal and state laws that are the same as or similar to the claims that had been asserted by settling class members in the Gruer Cases. The Company and Medco Health are named as defendants in these cases. Medco Health and the Company agreed to the proposed settlement in order to avoid the significant cost and distraction of prolonged litigation.

Notes to Consolidated Financial Statements (continued)

After the spin-off of Medco Health, Medco Health assumed substantially all of the liability exposure for the matters discussed in the foregoing paragraph. These cases are being defended by Medco Health.

There are various other legal proceedings, principally product liability and intellectual property suits involving the Company, which are pending. While it is not feasible to predict the outcome of such proceedings or the proceedings discussed in this Note, in the opinion of the Company, all such proceedings, are either adequately covered by insurance or, if not so covered, should not ultimately result in any liability that would have a material adverse effect on the financial position, liquidity or results of operations of the Company, other than proceedings for which a separate assessment is provided in this Note.

7.	As previously disclosed, in October 2004, the American Jobs Creation Act of 2004 (the AJCA) was signed into law. The AJCA creates temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the United States as of December 31, 2002. In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP No. 109-2). FSP No. 109-2 allows companies additional time to evaluate the effect of the law. Through March 31, 2005, the Company has not provided deferred taxes on foreign earnings because such earnings were intended to be indefinitely reinvested outside the United States. Whether the Company will ultimately take advantage of the temporary incentive depends on a number of factors including analyzing U.S. Internal Revenue Service (IRS) guidance before a decision is made. The Company expects to be in a position to finalize its decisions regarding the temporary incentive during 2005. Until a decision is made, the Company will make no change in its current intention to indefinitely reinvest accumulated earnings of its foreign subsidiaries. If it becomes apparent that the Company will repatriate all or any of these earnings in an amount up to $15 billion, a one-time tax charge to the Company’s consolidated results of operations of up to approximately $1 billion could occur. The ultimate tax charge is dependent on a number of factors currently under consideration, including the passage of pending legislation, which contains certain technical corrections to the AJCA. The Company has not changed its intention to indefinitely reinvest accumulated earnings earned subsequent to December 31, 2002. No provision will be made for income taxes that would be payable upon the distributions of such earnings and it is not practicable to determine the amount of the related unrecognized deferred income tax liability.

8.	As previously disclosed, the IRS has substantially completed its examination of the Company’s tax returns for the years 1993 to 1996 and on April 28, 2004 issued a preliminary notice of deficiency with respect to a partnership transaction entered into in 1993. Specifically, the IRS is proposing to disallow certain royalty and other expenses claimed as deductions on the 1993-1996 tax returns of the Company. The Company anticipates receiving a similar notice for 1997-1999, shortly. If the IRS ultimately prevails in its positions, the Company’s income tax due for the years 1993-1999 would increase by approximately $970 million plus interest of approximately $580 million. The IRS will likely make similar claims for years subsequent to 1999 in future audits with respect to this transaction. The potential disallowance for these later years, computed on a similar basis to the 1993-1999 disallowances, would be approximately $540 million plus interest of approximately $60 million. The IRS has proposed penalties on the Company with respect to all periods that have been examined and the Company anticipates the IRS would seek to impose penalties on all other periods.

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

Notes to Consolidated Financial Statements (continued)

9.	The Company has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. The net cost of such plans consisted of the following components:

	($ in millions)
	Three Months
	Ended March 31
	2005	2004
Service cost	$84.9	$70.5
Interest cost	79.0	63.9
Expected return on plan assets	(101.2)	(80.9)
Net amortization	38.5	29.9
Termination benefits	—	5.5

	$101.2	$88.9

The Company provides medical, dental and life insurance benefits, principally to its eligible U.S. retirees and similar benefits to their dependents, through its other postretirement benefits plans. The net cost of such plans consisted of the following components:

	($ in millions)
	Three Months
	Ended March 31
	2005	2004
Service cost	$23.3	$25.9
Interest cost	26.6	32.1
Expected return on plan assets	(25.8)	(23.5)
Net amortization	5.6	9.8
Termination benefits	—	0.7

	$29.7	$45.0

While the Company is recognizing the federal subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) in accordance with current accounting requirements, it will continue to evaluate the Act and regulations that follow to determine the optimal approach to incorporating the impact of the Act.

The Company recorded termination charges for the three month period ended March 31, 2004 of $5.5 million on its pension plans and $0.7 million on its other postretirement benefit plans related to expanded eligibility for certain employees under a restructuring action that was completed at the end of 2004.

10.	Other (income) expense, net, consisted of:

	($ in millions)
	Three Months
	Ended March 31
	2005	2004
Interest income	$(93.8)	$(65.7)
Interest expense	84.5	72.8
Exchange gains	(0.7)	(7.8)
Minority interests	30.4	39.6
Other, net	6.1	(312.2)

	$26.5	$(273.3)

The change in Other, net reflects the inclusion for the three months ended March 31, 2004 of a $176.8 million gain on the sale of the Company’s 50-percent equity stake in its European joint venture with Johnson & Johnson as well as realized gains on the Company’s investment portfolios.

Interest paid for the three months ended March 31, 2005 and 2004 was $93.1 million and $88.5 million, respectively.

Notes to Consolidated Financial Statements (continued)

11.	The weighted average common shares used in the computations of basic earnings per common share and earnings per common share assuming dilution (shares in millions) are as follows:

	Three Months
	Ended March 31
	2005	2004
Average common shares outstanding	2,207.2	2,222.6
Common shares issuable(1)	3.2	9.9

Average common shares outstanding assuming dilution	2,210.4	2,232.5

(1)	Issuable primarily under stock-based compensation plans.

For the three months ended March 31, 2005 and 2004, 253.2 million and 206.7 million, respectively, common shares issuable under the Company’s stock-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.

12.	Comprehensive income for the three months ended March 31, 2005 and 2004, representing all changes in stockholders’ equity during the period other than changes resulting from the Company’s stock, was $1,343.1 million and $1,633.5 million, respectively.

13.	The Company’s operations are principally managed on a products basis. The Merck Pharmaceutical segment includes products marketed either directly or through joint ventures. These products consist of therapeutic and preventive agents, sold by prescription, for the treatment of human disorders. Other segment revenues include non-reportable human and animal health segments.

Revenues and profits for these segments are as follows:

	($ in millions)
	Three Months
	Ended March 31
	2005	2004
Segment revenues:
Merck Pharmaceutical	$5,072.3	$5,312.1
Other segment revenues	232.9	255.7

	$5,305.2	$5,567.8

Segment profits:
Merck Pharmaceutical	$3,162.5	$3,416.9
Other segment profits	240.4	253.9

	$3,402.9	$3,670.8

A reconciliation of total segment revenues to consolidated sales is as follows:

	($ in millions)
	Three Months
	Ended March 31
	2005	2004
Segment revenues	$5,305.2	$5,567.8
Other revenues	57.0	63.0

	$5,362.2	$5,630.8

Other revenues are primarily comprised of miscellaneous corporate revenues, sales related to divested products or businesses and other supply sales.

Notes to Consolidated Financial Statements (continued)

Net sales by category of the Company’s products were as follows:

	($ in millions)
	Three Months
	Ended March 31
	2005	2004
Atherosclerosis	$1,110.5	$1,304.3
Hypertension/heart failure	908.0	827.2
Osteoporosis	771.8	759.0
Respiratory	735.0	623.0
Anti-bacterial/anti-fungal	357.4	268.3
Vaccines/biologicals	223.8	228.9
Urology	175.1	174.8
Ophthalmologicals	173.3	171.9
Human immunodeficiency virus (HIV)	78.7	64.2
Anti-inflammatory/analgesics	70.8	705.6
Other	757.8	503.6

	$5,362.2	$5,630.8

Anti-inflammatory/analgesics for the three months ended March 31, 2004 includes sales of Vioxx, which was voluntarily withdrawn worldwide in September 2004. (See Note 2). Other primarily includes sales of other human pharmaceuticals, pharmaceutical and animal health supply sales to the Company’s joint ventures and revenue from the Company’s relationship with AstraZeneca LP.

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

A reconciliation of segment profits to total income from continuing operations before taxes is as follows:

	($ in millions)
	Three Months
	Ended March 31
	2005	2004
Segment profits	$3,402.9	$3,670.8
Other profits	65.5	39.4
Adjustments	120.3	115.9
Unallocated:
Interest income	93.8	65.7
Interest expense	(84.5)	(72.8)
Equity income from affiliates	62.8	42.5
Depreciation and amortization	(340.2)	(309.9)
Research and development	(846.6)	(996.3)
Other expenses, net	(553.3)	(212.4)

	$1,920.7	$2,342.9

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management

On May 5, 2005, the Board of Directors of the Company announced its election of Richard T. Clark as the Company’s Chief Executive Officer and President and a member of the Merck Board, effective immediately. Mr. Clark was previously the President of Merck’s Manufacturing Division.

The Board also announced that Lawrence A. Bossidy, former Chairman & CEO of Honeywell, Inc., will serve as chairperson of the Board’s newly structured Executive Committee, which will work closely with Mr. Clark to provide support and continuity as he assumes his new duties. In addition to Mr. Bossidy, the other members of the Executive Committee are William G. Bowen and Samuel O. Thier. This committee is expected to be in place for one to two years. Raymond V. Gilmartin is stepping down as Chairman, President and CEO and as a Director of the Company and will serve as Special Advisor to the Executive Committee. The Board has not named a new Chairman of the Board.

Operating Results

Summary

Earnings per share (EPS) for the first quarter of 2005 were $.62, compared to $.73 for the first quarter of 2004. Net income was $1,370.1 million, compared to $1,618.6 million in the first quarter of last year. Worldwide sales were $5.4 billion for the quarter, compared to $5.6 billion in the first quarter of 2004.

Total sales declined 5% for the quarter, which includes a decrease of 13% related to the Vioxx withdrawal, partially offset by other revenue growth of 8%. This growth reflects a volume increase of 5%, a 2% favorable effect from foreign exchange and a 1% favorable effect from price changes. The volume increase of 5% reflects growth in Merck’s newer franchises and higher alliance revenues.

The Company’s gross margin was 76.3% in the first quarter of 2005 compared to 79.6% in the first quarter of 2004, reflecting the impact of changes in product mix, including the effect of the voluntary withdrawal of Vioxx, manufacturing variances and inventory adjustments.

Marketing and administrative expenses were at the same level as the first quarter of 2004. Excluding the impact of $34.1 million recorded in the first quarter of 2004 for restructuring costs related to position eliminations, marketing and administrative expenses increased 2% for the quarter.

Research and development expenses decreased 15% for the quarter, which reflects the impact of $125.5 million for acquired research from the acquisition of Aton Pharma, Inc. and $70.0 million of licensing expense resulting from the collaboration with H. Lundbeck A/S for gabaxadol recorded in the first quarter of 2004, and a 6% increase in other research and development activities.

The change in Other (income) expense, net reflects the inclusion in the first quarter 2004 of a $176.8 million gain on the sale of the Company’s 50-percent equity stake in its European joint venture with Johnson & Johnson as well as realized gains on the Company’s investment portfolios.

The effective tax rate of 28.7% reflects an increase in the Company’s tax reserve position in the first quarter of 2005, partially offset by a change in mix of domestic and foreign income.

Sales

Net sales by category of the Company’s products were as follows:

	($ in millions)
	Three Months
	Ended March 31
	2005	2004
Atherosclerosis	$1,110.5	$1,304.3
Hypertension/heart failure	908.0	827.2
Osteoporosis	771.8	759.0
Respiratory	735.0	623.0
Anti-bacterial/anti-fungal	357.4	268.3
Vaccines/biologicals	223.8	228.9
Urology	175.1	174.8
Ophthalmologicals	173.3	171.9
Human immunodeficiency virus (HIV)	78.7	64.2
Anti-inflammatory/analgesics	70.8	705.6
Other	757.8	503.6

	$5,362.2	$5,630.8

Sales by individual therapeutic class are presented net of discounts and returns. The provision for discounts includes indirect customer discounts that occur when a contracted customer purchases directly through an intermediary wholesale purchaser, known as chargebacks, as well as indirectly in the form of rebates owed based upon definitive contractual agreements or legal requirements with private sector and public sector (Medicaid) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. These discounts, in the aggregate, reduced revenues by $984.0 million and $943.9 million for the three months ended March 31, 2005 and 2004, respectively. In the preceding table, Anti-inflammatory/analgesics includes sales of Vioxx which was voluntarily withdrawn worldwide in September 2004. Other primarily includes sales of other human pharmaceuticals, pharmaceutical and animal health supply sales to the Company’s joint ventures and revenue from the Company’s relationship with AstraZeneca LP (AZLP). In connection with the distribution program for U.S. wholesalers, implemented in 2003, inventory levels at key wholesalers for each of the Company’s major products are generally less than a month.

Worldwide sales of Singulair, a once-daily oral medicine indicated for the treatment of chronic asthma and the relief of symptoms of seasonal allergic rhinitis, reached $735.0 million in the first quarter, representing growth of 18% as compared to the first quarter of 2004. U.S. mail-order-adjusted prescription levels for Singulair increased by approximately 12% for the first quarter, as compared to the first quarter of 2004. Singulair continues to be the most-prescribed product in the overall respiratory market in the United States.

A new indication in the European Union for Singulair to treat symptoms of seasonal allergic rhinitis in asthmatic patients was launched in Germany, France, the United Kingdom, Spain, Belgium, Portugal, Scandinavia, the Netherlands and Ireland in the first quarter. The U.S. Food & Drug Administration (FDA) recently accepted the supplemental New Drug Application (NDA) for Singulair for use in the prevention of exercise-induced bronchospasm in patients 15 years of age and older.

Global sales of Merck’s antihypertensive medicines, Cozaar and Hyzaar*, were strong, reaching $719.1 million for the first quarter, representing growth of 14% as compared to the first quarter of 2004. U.S. mail-order-adjusted prescription levels for Cozaar and Hyzaar were in line with first-quarter 2004 levels.

In April, the FDA approved a new indication for Hyzaar, based on the LIFE trial, for reduction in the risk of stroke in patients with hypertension and left ventricular hypertrophy (LVH), but there is evidence that this benefit does not apply to black patients.

Cozaar and Hyzaar compete in the fastest-growing class in the antihypertensive market, angiotensin II antagonists (AIIA). Cozaar and Hyzaar continue to be the second-most-frequently prescribed AIIAs in the United States and the largest-selling branded AIIAs in Europe.

Fosamax continued to be the most-prescribed medicine worldwide for the treatment of postmenopausal, male and glucocorticoid-induced osteoporosis. Global sales reached $771.8 million during the first quarter, representing growth of 2% as compared to the first quarter of 2004. U.S. mail-order-adjusted prescription levels for Fosamax increased by approximately 3% for the first quarter, as compared to the first quarter of 2004. Fosamax is available on 97% of formularies in the United States.

In late February, Merck filed a brief with the U.S. Court of Appeals for the Federal Circuit in Washington, D.C., requesting reconsideration of the Court’s decision, which found Merck’s patent claims for once-weekly administration of Fosamax to be invalid. On April 21, the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. denied the Company’s request for reconsideration. The Company intends to appeal this decision to the United States Supreme Court.

Merck’s basic U.S. patent for the administration of Fosamax, which covers both once-weekly and once-daily administration of Fosamax, is set to expire in August 2007. Because Merck is entitled to an additional six months of marketing exclusivity following patent expiration, the earliest date for marketing of any generic alendronate in the United States is February 2008.

*Cozaar and Hyzaar are registered trademarks of E.I. DuPont de Nemours & Company, Wilmington, Delaware.

Merck will enhance its osteoporosis franchise with the addition of Fosamax Plus D, a product which builds on the proven power of Fosamax to reduce the risk of both hip and spine fractures with the benefit of a weekly dose of vitamin D. Fosamax Plus D has been approved by the FDA and became available in late April. Fosamax Plus D was approved and launched in Mexico during the first quarter. The approval of Fosamax Plus D will not extend the patent for Fosamax. Fosamax Plus D is an important innovation in osteoporosis treatment that will help satisfy an unmet medical need. An estimated 70% of women aged 51-70 and almost 90% of women over age 70 are not getting adequate intake of vitamin D from food and supplements. Vitamin D insufficiency is associated with reduced calcium absorption, bone loss and increased risk of fracture.

Zocor, Merck’s statin for modifying cholesterol, achieved worldwide sales of $1.1 billion in the first quarter, representing a decrease of 15% as compared with the first quarter of 2004 and reflecting increased competition in the U.S. statin market. U.S. mail-order-adjusted prescription levels for Zocor declined by 5% for the first quarter, as compared to the first quarter of 2004. At the end of the first quarter, approximately 80% of managed care contracts had been renewed through June 2006.

Sales of Merck’s other promoted medicines and vaccines were $1.4 billion during the first quarter, representing growth of 12% as compared to the first quarter of 2004. These products treat or prevent a broad range of conditions, such as infectious disease, glaucoma, benign prostate enlargement, migraine, arthritis and pain.

An important contributor to the growth of sales of Merck’s other promoted medicines was Cancidas, with worldwide sales of $130.3 million for the first quarter, an increase of 48% as compared to the first quarter of 2004. Cancidas is now the leading IV antifungal agent worldwide. Strong performance for Cancidas is being driven by the sequenced launch of the new empirical therapy indication.

Also included in other promoted medicines were global sales of Merck’s coxib, Arcoxia, which reached $56.6 million in the first quarter, compared with $30.3 million in the first quarter of 2004. To date, Arcoxia has been launched in 54 countries in Europe, Latin America and Asia. Merck has incorporated revised labeling for Arcoxia to reflect revisions to the prescribing information, which have been requested by various regulatory agencies in countries where Arcoxia is currently marketed. Merck continues to work with regulatory agencies in those countries to revise product labeling for Arcoxia based on the latest scientific data.

In April, the Centers for Medicare & Medicaid Services (CMS) approved reimbursement for Emend when co-administered with other oral therapies for the prevention of nausea and vomiting in patients who are receiving specified chemotherapy agents. The availability of Emend for Medicare beneficiaries will provide additional treatment options for many of these patients who suffer from nausea and vomiting as a side effect of chemotherapy.

Merck earns ongoing revenue based on sales of current products associated with alliances, primarily AZLP. In the first quarter, revenue from AZLP was $435.3 million.

Global sales of Zetia (marketed as Ezetrol outside the United States), the cholesterol-absorption inhibitor developed and marketed by the Merck/Schering-Plough partnership, reached $331.6 million in the first quarter, an increase of 75% compared with the first quarter of 2004. U.S. prescription levels for Zetia increased by approximately 44% for the quarter. In March, Zetia accounted for approximately 6% of total prescriptions in the U.S. lipid-lowering market and is now reimbursed for nearly 90% of all patients in managed care plans in the United States. To date, Ezetrol has been approved in more than 70 countries outside the United States and continues to achieve solid sales and market share growth. In January, Ezetrol was launched in France and Austria.

Global sales of Vytorin (marketed as Inegy in many countries outside the United States), also developed and marketed by the Merck/Schering-Plough partnership, reached $179.6 million in the first quarter. Vytorin, approved in the United States in July 2004, accounted for approximately 5% of new prescriptions in the United States lipid-lowering market in March. Vytorin is currently reimbursed for approximately 96% of all patients in managed care plans in the United States. In addition to the United States, Vytorin (Inegy) has been approved in more than 30 countries.

In a study recently presented at the 54th Annual Scientific Session of the American College of Cardiology, Vytorin was shown to be superior to Lipitor at lowering LDL cholesterol. This superior LDL cholesterol reduction resulted in greater goal attainment for patients taking Vytorin versus Lipitor at all doses. Vytorin is the only single tablet to provide powerful LDL cholesterol reduction through dual inhibition of the two sources of cholesterol by inhibiting the production of cholesterol in the liver and blocking absorption of cholesterol in the intestine, including cholesterol from food. Four major outcomes studies of Vytorin are now underway.

The Company records the results from its interest in the Merck/Schering-Plough partnership in Equity income from affiliates.

Research and Development

Merck’s efforts to expand its pipeline by entering new therapeutic categories, increasing its licensing activities and accelerating early- and late-stage development, continue to produce positive results. Merck continued to make progress on the four investigational vaccines in late-stage development. These vaccines represent significant new opportunities for Merck in the pediatric, adolescent and adult vaccine markets. ProQuad, a vaccine against measles, mumps, rubella and varicella, is under FDA review following submission of a Biologics License Application (BLA) in August 2004. In early April, Merck submitted a BLA to the FDA for RotaTeq, a vaccine to protect against rotavirus disease. In late April, Merck submitted a BLA to the FDA for Zostavax, a vaccine for the prevention of shingles (herpes zoster) and the reduction of shingles-related pain. The Company is awaiting the FDA’s acceptance of the applications for Zostavax and RotaTeq for review as submitted. Merck is also planning to submit a BLA to the FDA this year for Gardasil, a vaccine to prevent human papillomavirus (HPV) infection and the associated development of cervical cancer and genital warts.

ProQuad is an investigational vaccine for simultaneous vaccination against measles, mumps, rubella and varicella in children 12 months to 12 years of age. ProQuad combines two established Merck vaccines, M-M-R II (Measles, Mumps, Rubella Virus Vaccine Live) and Varivax [Varicella Virus Vaccine Live (Oka/Merck)]. In March, the U.S. Centers for Disease Control (CDC) announced that rubella, or German measles, was no longer a public health threat in the United States. At this time, Merck is the sole manufacturer of vaccines that protect against rubella, as well as measles, mumps and varicella, in the United States.

In addition to the FDA submission, Merck plans to submit applications for RotaTeq in Europe and Latin America in 2005. It is estimated that by age 5, virtually all children worldwide are infected with rotavirus, a highly contagious virus. Rotavirus causes gastroenteritis and results in approximately 50,000 hospitalizations and 20 to 40 deaths annually in the United States. Worldwide, rotavirus is responsible for an estimated 500,000 deaths each year.

As discussed above, Merck submitted a BLA for Zostavax in the second quarter of 2005. Shingles, the reactivation of the chickenpox virus in adults, affects an estimated 800,000 people in the United States annually. People over age 50 are most commonly affected. As the population continues to age, the occurrence of shingles is likely to increase.

Merck expects to submit an application for Gardasil to the FDA during the second half of 2005 for the prevention of HPV infection, related cervical cancer and genital warts. In a Phase II study published in April in The Lancet Oncology, Gardasil significantly reduced the combined incidence of persistent HPV 6, 11, 16 and 18 infection and related diseases, including new cervical pre-cancers and genital warts compared to placebo over the two-and-a-half years of follow-up after vaccination.

Almost all cases of cervical cancer are linked to HPV. Cervical cancer, one of the most common cancers among women worldwide, results in 288,000 deaths worldwide each year. There are an estimated 86 million women in the United States and the European Union between the ages of 9 and 24, the expected age range for the initial indication of Gardasil.

During the first quarter, the FDA accepted for standard review the NDA filed by Bristol-Myers Squibb Company (“BMS”) for muraglitazar, an investigational dual alpha/gamma PPAR activator for the reduction of glucose in patients with type 2 diabetes. In April 2004, Merck and BMS entered into a worldwide collaborative agreement to develop and market muraglitazar. An estimated 18 million people in the United States suffer from type 2 diabetes.

Muraglitazar has the potential to be the first in a new class of drugs called glitazars to be approved for marketing in the United States. In clinical trials, muraglitazar has reduced blood glucose levels, decreased triglyceride levels, and increased high-density lipoprotein (HDL) cholesterol levels in type 2 diabetes patients and has been generally well tolerated. Efficacy and safety data from pivotal clinical studies with muraglitazar will be presented at medical meetings during the next few months.

Financial Guidance for 2005

Worldwide net sales will be driven by the Company’s major products, including the impact of new studies and indications. Sales forecasts for those products for 2005 are as follows: Zocor $4.2 to $4.5 billion; Fosamax $3.3 to $3.6 billion; Cozaar and Hyzaar $2.9 to $3.2 billion; Singulair $2.9 to $3.2 billion; and other reported products $5.9 to $6.2 billion.

Under an agreement with AZLP, Merck receives revenue at predetermined percentages on the U.S. sales of certain products by AZLP, most notably Nexium. In 2005, Merck anticipates these revenues to be approximately $1.4 to $1.6 billion.

The income contribution related to the Merck/Schering-Plough partnership is expected to be positive in 2005. Equity income from affiliates includes the results of the Merck/Schering-Plough partnership combined with the results of Merck’s other joint venture relationships. Equity income from affiliates is expected to be approximately $1.3 billion to $1.5 billion for 2005.

Merck continues to expect that manufacturing productivity will offset inflation on product costs.

Product gross margin percentage is estimated to be approximately 77 to 78 percent for the full-year 2005.

Research and development expense (which excludes joint ventures) is estimated to continue at the same level as the full-year 2004 expense. The full-year 2004 level referred to includes acquired research expense in that year.

Marketing and Administrative expense is anticipated to increase at a low single-digit percentage growth rate over the full-year 2004 level. The full-year 2004 level referred to excludes the following items: restructuring costs relating to previously announced position eliminations; costs related to the withdrawal of Vioxx and the charge taken in the fourth quarter related solely to future legal defense costs of Vioxx litigation.

The Company’s current expectation is that the consolidated 2005 tax rate should approximate 27.5 to 28.5 percent.

Merck plans to continue its stock buyback program in 2005. As of March 31, 2005 $8.3 billion remains under the current buyback authorizations approved by Merck’s Board of Directors.

This guidance does not reflect the possibility of the establishment of any reserves for any potential liability relating to the Vioxx litigation or any one time impacts that may result from the repatriation of permanently reinvested off-shore earnings under the American Jobs Creation Act. In addition, on April 14, 2005, the Securities and Exchange Commission (SEC) approved a delay in the effective date of the new Financial Accounting Standards Board (FASB) stock option accounting rules from the third quarter of 2005 to the first quarter of 2006. Therefore, the Company does not anticipate that current year results will reflect any impact of the new stock option accounting rules.

Given these guidance elements, Merck anticipates full-year 2005 EPS of $2.44 to $2.52. Merck anticipates second quarter EPS of $0.60 to $0.64.

Liquidity and Capital Resources

($ in millions)	March 31, 2005	December 31, 2004

Cash and Investments	$14,250.0	$13,817.0
Working capital	$4,857.3	$1,731.1
Total debt to total liabilities and equity	16.9%	16.1%

The increase in working capital primarily reflects a change in the mix of the Company’s investments from long-term to short-term.

Cash provided by operations continues to be the Company’s primary source of funds to finance operating needs and capital expenditures. Net cash provided by operating activities totaled $1.3 billion and $1.8 billion for the three months ended March 31, 2005 and 2004, respectively.

Capital expenditures totaled $343.2 million and $322.8 million for the first three months of 2005 and 2004, respectively. Capital expenditures for the full year 2005 are expected to approximate $1.5 billion.

Dividends paid to stockholders were $841.1 million and $822.4 million for the first three months of 2005 and 2004, respectively. In February 2005, the Board of Directors declared a quarterly dividend of 38 cents per share on the Company’s common stock for the second quarter of 2005.

During the first quarter, the Company purchased $253.2 million of its Common Stock (8.2 million shares) for its Treasury. The Company has approximately $8.3 billion remaining under the July 2002 treasury stock purchase authorization.

Recently Issued Accounting Standards

In November 2004, the FASB issued Statement No. 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4 (FAS 151), which is effective beginning January 1, 2006. FAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material be recognized as current period charges. The Statement also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities. The effect of this Statement on the Company’s financial position or results of operations has not yet been determined.

In December 2004, the FASB issued Statement No. 123R, Share-Based Payment (FAS 123R). On April 14, 2005, the SEC issued a new rule which delayed the Company’s effective date of FAS 123R beginning January 1, 2006. FAS 123R requires all share-based payments to employees to be expensed over the requisite service period based on the grant-date fair value of the awards. The Statement allows for either prospective or retrospective adoption and requires that the unvested portion of all outstanding awards upon adoption be recognized using the same fair value and attribution methodologies previously determined under Statement No. 123, Accounting for Stock-Based Compensation. The Company is currently evaluating transition alternatives and valuation methodologies for future grants. As a result, pro forma compensation expense, as reflected in Note 3, may not be indicative of future expense to be recognized under FAS 123R. The effect of adoption of FAS 123R on the Company’s financial position or results of operations has not yet been determined.

Legal Proceedings

The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including product liability, intellectual property and commercial litigation, as well as additional matters such as antitrust actions. For a discussion of legal proceedings, see Note 6 in the Notes to Consolidated Financial Statements contained herein.

Item 4. Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no changes in internal control over financial reporting, for the period covered by this report, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as indicated below.

During the first quarter of 2005, the Company opened a new global data center in North Carolina. The data center will provide an enhanced computing environment to support the Company’s changing business requirements, increase capacity and reduce the business risk of down time. The migration of applications to the new data center will occur throughout 2005 and is expected to further improve internal controls that were previously considered effective.

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

The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors described in the Company’s filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K. In Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed on March 11, 2005, the Company discusses in more detail various important factors that could cause actual results to differ from expected or historic results. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.

PART II — Other Information

Item 1. Legal Proceedings

Information with respect to certain legal proceedings is incorporated by reference to Note 6 in the Notes to the Consolidated Financial Statements contained herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities for the three month period ended March 31, 2005 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

				($ in millions)
			Number of Shares	Approximate Dollar Value
	Total Number		Purchased as Part of	of Shares That May Yet
	of Shares	Average Price	Publicly Announced	Be Purchased Under the
Period	Purchased (1)	Paid Per Share	Plans or Programs (2)	Plans or Programs (2)
January 1 – January 31, 2005	2,885,500	$30.86	2,885,500	$8,456.0
February 1 – February 28, 2005	2,574,000	$29.50	2,574,000	$8,380.1
March 1 – March 31, 2005	2,762,607	$31.92	2,762,000	$8,292.0
Total	8,222,107	$30.79	8,221,500	$8,292.0

(1)	There were 607 shares purchased to meet the requirements of a restricted stock program, which was not part of a publicly announced repurchase program.

(2)	All shares purchased during the period were made as part of a plan announced in July 2002 to purchase $10 billion in Merck shares.

Item 6. Exhibits

Exhibits

Number	Description
3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (October 1, 2004) - Incorporated by reference to Form 10-Q Quarterly Report for the period ended September 30, 2004

3.2	By-Laws of Merck & Co., Inc. (as amended effective September 28, 2004) - Incorporated by reference to Current Report on Form 8-K dated September 28, 2004

12	Computation of Ratios of Earnings to Fixed Charges

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCK & CO., INC.

Date: May 9, 2005	/s/ Kenneth C. Frazier

KENNETH C. FRAZIER
Senior Vice President and General Counsel

Date: May 9, 2005	/s/ Richard C. Henriques

RICHARD C. HENRIQUES
Vice President, Controller

EXHIBIT INDEX

Number	Description
3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (October 1, 2004) - Incorporated by reference to Form 10-Q Quarterly Report for the period ended September 30, 2004

3.2	By-Laws of Merck & Co., Inc. (as amended effective September 28, 2004) - Incorporated by reference to Current Report on Form 8-K dated September 28, 2004

12	Computation of Ratios of Earnings to Fixed Charges

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer