Form 10-Q
period 2005-06-30
MERCK & CO INC
filed 2005-08-08
CIK 64978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File No. 1-3305
MERCK & CO., INC.
P. O. Box 100
One Merck Drive
Whitehouse Station, N.J. 08889-0100
(908) 423-1000

Incorporated in New Jersey	I.R.S. Employer Identification
No. 22-1109110
The number of shares of common stock outstanding as of the close of business on July 29, 2005:

Class	Number of Shares Outstanding

Common Stock	2,195,582,795
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes☑	No☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes☑	No☐

Part I — Financial Information
Item 1. Financial Statements
MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF INCOME
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited, $ in millions except per share amounts)

	Three Months		Six Months
	Ended June 30		Ended June 30
	2005	2004	2005	2004
Sales	$5,467.5	$6,021.7	$10,829.8	$11,652.6

Costs, Expenses and Other

Materials and production	1,160.6	1,163.7	2,432.0	2,311.9

Marketing and administrative	1,755.3	1,616.2	3,368.6	3,227.6

Research and development	946.8	986.0	1,793.4	1,982.3

Equity income from affiliates	(334.1)	(220.5)	(650.4)	(415.2)

Other (income) expense, net	14.0	37.5	40.6	(235.7)

	3,542.6	3,582.9	6,984.2	6,870.9

Income Before Taxes	1,924.9	2,438.8	3,845.6	4,781.7

Taxes on Income	1,204.3	670.7	1,754.9	1,395.0

Net Income	$720.6	$1,768.1	$2,090.7	$3,386.7

Basic Earnings per Common Share	$.33	$.80	$.95	$1.52

Earnings per Common Share Assuming Dilution	$.33	$.79	$.95	$1.52

Dividends Declared per Common Share	$.38	$.37	$.76	$.74
The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2005 AND DECEMBER 31, 2004
(Unaudited, $ in millions)

	June 30	December 31
	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$1,917.6	$2,878.8
Short-term investments	11,113.1	4,211.1
Accounts receivable	3,506.7	3,627.7
Inventories (excludes inventories of $756.5 in 2005 and $638.7 in 2004 classified in Other assets-see Note 4)	1,811.2	1,898.7
Prepaid expenses and taxes	780.7	858.9

Total current assets	19,129.3	13,475.2

Investments	1,358.4	6,727.1

Property, Plant and Equipment, at cost, net of allowance for depreciation of $8,673.5 in 2005 and $8,094.9 in 2004	14,670.3	14,713.7

Goodwill	1,085.7	1,085.7

Other Intangibles, net	589.3	679.2

Other Assets	6,173.3	5,891.9

	$43,006.3	$42,572.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loans payable and current portion of long-term debt	$1,494.4	$2,181.2
Trade accounts payable	409.1	421.4
Accrued and other current liabilities	4,956.0	5,288.1
Income taxes payable	3,497.6	3,012.3
Dividends payable	836.3	841.1

Total current liabilities	11,193.4	11,744.1

Long-Term Debt	5,672.4	4,691.5

Deferred Income Taxes and Noncurrent Liabilities	6,347.0	6,442.1

Minority Interests	2,408.4	2,406.9

Stockholders’ Equity
Common stock
Authorized - 5,400,000,000 shares
Issued - 2,976,230,393 shares	29.8	29.8
Other paid-in capital	6,824.3	6,869.8
Retained earnings	37,041.6	36,626.3
Accumulated other comprehensive income (loss)	5.3	(45.9)

	43,901.0	43,480.0

Less treasury stock, at cost
778,175,068 shares - June 30, 2005
767,591,491 shares - December 31, 2004	26,515.9	26,191.8

Total stockholders’ equity	17,385.1	17,288.2

	$43,006.3	$42,572.8

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited, $ in millions)

	Six Months
	Ended June 30
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,090.7	$3,386.7
Adjustments to reconcile net income to cash provided from operations:
Depreciation and amortization	779.1	700.5
Deferred income taxes	(26.1)	188.0
Other	100.4	(67.0)
Net changes in assets and liabilities	172.0	(31.9)

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,116.1	4,176.3

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(662.4)	(762.1)
Purchase of securities, subsidiaries and other investments	(59,787.2)	(26,708.0)
Proceeds from sale of securities, subsidiaries and other investments	58,221.1	25,869.3
Banyu acquisition	—	(10.1)
Other	(0.8)	(1.5)

NET CASH USED BY INVESTING ACTIVITIES	(2,229.3)	(1,612.4)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings	(169.2)	(548.1)
Proceeds from issuance of debt	1,000.0	405.1
Payments on debt	(508.1)	(4.0)
Purchase of treasury stock	(508.7)	(444.0)
Dividends paid to stockholders	(1,680.2)	(1,645.8)
Other	142.6	75.9

NET CASH USED BY FINANCING ACTIVITIES	(1,723.6)	(2,160.9)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(124.4)	(4.2)

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(961.2)	398.8

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,878.8	1,201.0

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,917.6	$1,599.8

The accompanying notes are an integral part of this consolidated financial statement.

Notes to Consolidated Financial Statements
1.	The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K.

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

In connection with the withdrawal, the Company recorded an unfavorable adjustment to net income of $552.6 million, or $.25 per share, in the third quarter 2004. The adjustment to pre-tax income was $726.2 million. Of this amount, $491.6 million related to estimated customer returns of product previously sold and was recorded as a reduction of Sales, $93.2 million related to write-offs of inventory held by the Company and was recorded in Materials and production expense, and $141.4 million related to estimated costs to undertake the withdrawal of the product and was recorded in Marketing and administrative expense. The tax benefit of this adjustment was $173.6 million, which reflects the geographical mix of Vioxx returns and the cost of the withdrawal. The adjustment did not include charges for future legal defense costs (see Note 6). As of June 30, 2005, the Vioxx withdrawal process was substantially complete and the costs associated with the withdrawal were in line with the original amounts estimated by the Company.

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

The effect on net income and earnings per common share if the Company had applied the fair value method for recognizing employee stock-based compensation is as follows:

	($ in millions)
	Three Months		Six Months
	Ended June 30		Ended June 30
	2005	2004	2005	2004
Net income, as reported	$720.6	$1,768.1	$2,090.7	$3,386.7
Compensation expense, net of tax:
Reported	7.8	5.9	14.1	10.3
Fair value method	(80.4)	(122.5)	(188.8)	(239.5)

Pro forma net income	$648.0	$1,651.5	$1,916.0	$3,157.5

Earnings per common share:
Basic — as reported	$.33	$.80	$.95	$1.52
Basic — pro forma	$.29	$.74	$.87	$1.42

Assuming dilution — as reported	$.33	$.79	$.95	$1.52
Assuming dilution — pro forma	$.29	$.74	$.87	$1.41

Notes to Consolidated Financial Statements (continued)
In accordance with the current accounting requirements, the Company recognizes pro-forma compensation expense for retirement-eligible employees over the vesting period for employee stock options. Upon the adoption of Financial Accounting Standard Board No. 123R, Share-Based Payment (FAS 123R), which is effective for the Company beginning January 1, 2006, compensation expense will be recognized immediately for awards granted to retirement-eligible employees or over the period from the grant date to the date retirement eligibility is achieved. This approach is known as the non-substantive vesting period approach. If the Company had been applying the non-substantive vesting period approach for stock options granted to retirement-eligible employees, the effect on pro forma earnings per share assuming dilution for all periods presented, as provided in the above table, would not have been significant.
4.	Inventories consisted of:

	($ in millions)
	June 30	December 31
	2005	2004
Finished goods	$457.4	$376.8
Raw materials and work in process	2,066.7	2,166.8
Supplies	85.5	94.7

Total (approximates current cost)	2,609.6	2,638.3
Reduction to LIFO cost for domestic inventories	(41.9)	(100.9)

	$2,567.7	$2,537.4

Recognized as:
Inventories	$1,811.2	$1,898.7
Other assets	756.5	638.7
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
Vioxx Litigation
Product Liability Lawsuits
As previously disclosed, federal and state product liability lawsuits involving individual claims, as well as several putative class actions have been filed against the Company with respect to Vioxx. Also, as previously disclosed, the Ernst vs. Merck product liability trial is currently ongoing in Texas. As of June 30, 2005, the Company has been served or is aware that it has been named as a defendant in approximately 4,100 lawsuits, which include approximately 7,500 plaintiff groups alleging personal injuries resulting from the use of Vioxx. Certain of these lawsuits include allegations regarding gastrointestinal bleeding, cardiovascular events, thrombotic events or kidney damage. The Company has also been named as a defendant in approximately 120 putative class actions alleging personal injuries or seeking (i) medical monitoring as a result of the putative class members’ use of Vioxx, (ii) disgorgement of certain profits under common law unjust enrichment theories, and/or (iii) various remedies under state consumer fraud and fair business practice statutes, including recovering the cost of Vioxx purchased by individuals and third-party payors such as union health plans (all of the actions discussed in this paragraph are collectively referred to as the “Vioxx Product Liability Lawsuits”). The actions filed in the state courts of California and New Jersey, respectively, have been transferred to a single judge in each state for coordinated proceedings. In addition, on February 16, 2005, the Judicial Panel on Multidistrict Litigation (the “JPML”) transferred all Vioxx Product Liability Lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings. The MDL has been transferred to the United States District Court for the Eastern District of Louisiana before District Judge Eldon E. Fallon.
On August 3, 2005, Judge Fallon issued an order setting the Evelyn Irvin vs. Merck case as the first case to be tried in the MDL. The trial currently is scheduled to begin on November 28, 2005 and has been brought by Mrs. Evelyn Irvin Plunkett, on behalf of her late husband Richard Irvin, Jr., who died from an apparent heart attack. Plaintiff alleges that Mr. Irvin took Vioxx for approximately one month.
Merck has entered into a tolling agreement with the MDL Plaintiffs’ Steering Committee which establishes a procedure to halt the running of the statute of limitations (tolling) as to certain categories of claims allegedly arising from the use of Vioxx by non-New Jersey citizens. This Agreement applies to individuals who have not filed

Notes to Consolidated Financial Statements (continued)
lawsuits and may or may not eventually file lawsuits and only to those claimants who seek to toll claims alleging injuries resulting from a thrombotic cardiovascular event that results in a myocardial infarction or ischemic stroke. The agreement provides counsel additional time to evaluate potential claims. The agreement requires any tolled claims to be filed in federal court.
On July 29, 2005, a New Jersey state trial court certified a nationwide class of third-party payors (such as unions and health insurance plans) that paid in whole or in part for the Vioxx used by their plan members or insureds. The named plaintiff in that case seeks recovery of certain Vioxx purchase costs (plus penalties) based on allegations that the purported class members paid more for Vioxx than they would have had they known of the product’s alleged risks. Merck believes that the class was improperly certified and intends to seek appellate review of the decision. The trial court’s ruling is procedural only; it does not address the merits of plaintiffs’ allegations, which the Company intends to defend vigorously.
Shareholder Lawsuits
As previously disclosed, in addition to the Vioxx Product Liability Lawsuits, a number of putative class action lawsuits were filed in late 2003 and early 2004 by several shareholders in the United States District Court for the Eastern District of Louisiana naming as defendants the Company and several current or former officers and directors of the Company. After the announcement of the withdrawal of Vioxx, the Company was named as a defendant in additional securities lawsuits filed in (or removed to) various federal courts. On February 23, 2005, the JPML transferred all of these securities lawsuits (the “Vioxx Securities Lawsuits”), along with related lawsuits discussed below, to the United States District Court for the District of New Jersey before District Judge Stanley R. Chesler for inclusion in a nationwide MDL for coordinated pretrial proceedings (the “Shareholder MDL”). Judge Chesler has consolidated the Vioxx Securities Lawsuits for all purposes. On June 9, 2005, plaintiffs in the Vioxx Securities Lawsuits filed a Fourth Consolidated and Amended Class Action Complaint superseding prior complaints in the various cases (the “Complaint”). Plaintiffs request certification of a class of purchasers of Company stock between May 21, 1999 and October 29, 2004. The Complaint, which names additional current and former officers and directors of the Company, alleges that the defendants made false and misleading statements regarding Vioxx in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified compensatory damages and the costs of suit, including attorneys’ fees. The Complaint also asserts a claim under Section 20A of the Securities and Exchange Act against certain defendants relating to their sales of Merck stock. In addition, the Complaint includes allegations under Sections 11, 12 and 15 of the Securities Act of 1933 that certain defendants made incomplete and misleading statements in a registration statement and certain prospectuses filed in connection with the Merck Stock Investment Plan, a dividend reinvestment plan.
As previously disclosed, in March 2004, two shareholder derivative actions were filed in the United States District Court for the Eastern District of Louisiana naming the Company as a nominal defendant and certain members of the Board (past and present), together with certain executive officers, as defendants. The complaints arise out of substantially the same factual allegations that are made in the Vioxx Securities Lawsuits. The derivative suits, which are purportedly brought to assert rights of the Company, assert claims against the Board members and officers for breach of fiduciary duty, waste of corporate assets, unjust enrichment, abuse of control and gross mismanagement. After the withdrawal of Vioxx, additional shareholder derivative actions making similar allegations were filed in the New Jersey Superior Court for Hunterdon County and in the United States District Court for the District of New Jersey (all of the actions discussed in this paragraph are collectively referred to as the “Vioxx Derivative Lawsuits”). On February 23, 2005, the JPML transferred the Vioxx Derivative Lawsuits pending in federal court to the Shareholder MDL. Judge Chesler has consolidated the Vioxx Derivative Lawsuits in the MDL for all purposes. On June 20, 2005, the federal derivative plaintiffs filed a Verified Consolidated Shareholders’ Derivative Complaint superseding prior complaints in the various cases. In addition, the Vioxx Derivative Lawsuits pending in New Jersey Superior Court have been consolidated and, on April 29, 2005, state plaintiffs filed a superseding Verified Consolidated Amended Shareholder Derivative Complaint. Defendants have moved to stay the state court proceedings during the pendency of the federal Vioxx Derivative Lawsuits; that motion is pending.
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
In addition, as previously disclosed, after the announcement of the voluntary worldwide withdrawal of Vioxx, putative class actions were filed against the Company and certain current and former officers and directors of the

Notes to Consolidated Financial Statements (continued)
Company in the United States District Court for the Eastern District of Louisiana and in the United States District Court for the District of New Jersey (the “Vioxx ERISA Lawsuits” and, together with the Vioxx Securities Lawsuits and the Vioxx Derivative Lawsuits, the “Vioxx Shareholder Lawsuits”) on behalf of certain of the Company’s current and former employees who are participants in certain of the Company’s retirement plans asserting claims under the Employee Retirement Income Security Act (“ERISA”). The lawsuits make similar allegations to the allegations contained in the Vioxx Securities Lawsuits and claim that the defendants breached their duties as plan fiduciaries.
On February 23, 2005, the JPML transferred all Vioxx ERISA Lawsuits to the Shareholder MDL. Judge Chesler has ordered that the Vioxx ERISA Lawsuits be consolidated for all purposes. A consolidated and amended complaint was filed in the Vioxx ERISA Lawsuits on August 2, 2005.
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

Notes to Consolidated Financial Statements (continued)
Reserves
As noted above, the Ernst vs. Merck product liability trial is currently ongoing in Texas. The Company currently anticipates that one or more additional Vioxx Product Liability Lawsuits may go to trial in the second half of 2005. The Company cannot predict the timing of any trials with respect to the Vioxx Shareholder Lawsuits. The Company believes that it has meritorious defenses to the Vioxx Lawsuits and will vigorously defend against them. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek indeterminate damages, the Company is unable to predict the outcome of these matters, and at this time cannot reasonably estimate the possible loss or range of loss with respect to the Vioxx Lawsuits. The Company has not established any reserves for any potential liability relating to the Vioxx Lawsuits or the Vioxx Investigations (collectively the “Vioxx Litigation”). As of December 31, 2004, the Company had established a reserve of $675 million solely for its future legal defense costs related to the Vioxx Litigation. This reserve was based on certain assumptions and was the minimum amount that the Company believed that it could reasonably estimate would be spent over a multi-year period. Some of the significant factors that were considered in the establishment of the reserve for the Vioxx Litigation were as follows: the actual costs incurred by the Company up to that time; the development of the Company’s legal defense strategy and structure in light of the expanded scope of the Vioxx Litigation; the number of cases being brought against the Company; and the anticipated timing, progression, and related costs of pre-trial activities and trials in the Vioxx Product Liability Lawsuits. In the second quarter, the Company did not increase the Vioxx legal defense reserve and the Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves. Unfavorable outcomes in the Vioxx Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.
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
As previously disclosed, the Company was joined in ongoing litigation alleging manipulation by pharmaceutical manufacturers of Average Wholesale Prices (“AWP”), which are sometimes used in calculations that determine public and private sector reimbursement levels. In 2002, the JPML ordered the transfer and consolidation of all pending federal AWP cases to federal court in Boston, Massachusetts. Plaintiffs filed one consolidated class action complaint, which aggregated the claims previously filed in various federal district court actions and also expanded the number of manufacturers to include some which, like the Company, had not been defendants in any prior pending case. In May 2003, the court granted the Company’s motion to dismiss the consolidated class action and dismissed the Company from the class action case. Subsequent to the Company’s dismissal, the plaintiffs filed an amended consolidated class action complaint, which did not name the Company as a defendant. The Company and many other pharmaceutical manufacturers are defendants in similar complaints pending in federal and state court brought individually by a number of counties in the State of New York. The Company and the other defendants are awaiting the final ruling on their motion to dismiss in the Suffolk County case, which was the first of the New York county cases to be filed. In addition, the Company is a defendant in four cases pending in Kentucky, Illinois, Alabama and Wisconsin which are being vigorously defended.
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

Notes to Consolidated Financial Statements (continued)
As previously disclosed, in January 2003, the DOJ notified the federal court in New Orleans, Louisiana that it was not going to intervene at that time in a pending Federal False Claims Act case that was filed under seal in December 1999 against the Company. The court issued an order unsealing the complaint, which was filed by a physician in Louisiana, and ordered that the complaint be served. The complaint, which alleged that the Company’s discounting of Pepcid in certain Louisiana hospitals led to increases in costs to Medicaid, was dismissed. An amended complaint was filed under seal and the case has been administratively closed by the Court until the seal is lifted. The State of Louisiana has filed its own amended complaint, incorporating the allegations contained in the sealed amended complaint. The allegations contained in the sealed amended complaint are unknown.
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
Governmental Proceedings
As previously disclosed, the Company has received a subpoena from the DOJ in connection with its investigation of the Company’s marketing and selling activities. The Company has also reported that it has received a Civil Investigative Demand (“CID”) from the Attorney General of Texas regarding the Company’s marketing and selling activities relating to Texas. Recently, the Company received another CID from the Attorney General of Texas asking for additional information regarding the Company’s marketing and selling activities related to Texas, including with respect to certain of its nominal pricing programs. In April 2004, the Company received a subpoena from the office of the Inspector General for the District of Columbia in connection with an investigation of the Company’s interactions with physicians in the District of Columbia, Maryland, and Virginia. In November 2004, the Company received a letter request from the DOJ in connection with its investigation of the Company’s pricing of Pepcid.
The Company has received a letter from the DOJ advising it of the existence of a qui tam complaint alleging that the Company violated certain rules related to its calculations of best price and other federal pricing benchmark calculations, certain of which may affect the Company’s Medicaid rebate obligation. The Company is cooperating with the DOJ’s requests for information.
On February 23, 2004, the Italian Antitrust Authorities adopted a measure commencing a formal investigation of Merck Sharp & Dohme (Italia) S.p.A. (“MSD Italy”) and the Company under Article 14 of the Italian Competition Law and Article 82 EC to ascertain whether the Company and MSD Italy committed an abuse of a dominant position by virtue of the Company’s refusal to grant to ACS Dobfar S.p.A. (“Dobfar”), an Italian company, a voluntary license, pursuant to domestic legislation passed in 2002, to permit Dobfar to manufacture Tienam (imipenem and cilastatin) in Italy for sale outside Italy, in countries where patent protection under the applicable domestic rules has expired or never existed. The Company has a Supplementary Protection Certificate (“SPC”) which provides the Company certain rights with respect to the manufacture and sale of Tienam in Italy which expires in January 2006. A hearing before the Italian Antitrust Authorities was held on May 2, 2005. On June 17, 2005, the Italian Antitrust Authority (“ICA”) issued an order imposing interim measures requiring the Company to grant a license to manufacture Tienam in Italy. Pursuant to the ICA’s order, the license granted to Dobfar will be limited to the right to only manufacture and build supply stock of Tienam and will not allow Dobfar to export Tienam outside of Italy or to sell their Tienam product within Italy prior to the expiry of the SPC. The Company has appealed the ICA’s order and the proceedings before the ICA are ongoing.
The Company is cooperating with all of these investigations. The Company cannot predict the outcome of these investigations; however, it is possible that unfavorable outcomes could have a material adverse effect on the Company’s financial position, liquidity and results of operations. In addition, from time to time, other federal, state or foreign regulators or authorities may seek information about practices in the pharmaceutical industry in inquiries other than the investigations discussed in this section. It is not feasible to predict the outcome of any such inquiries.
Vaccine Litigation
As previously disclosed, the Company is a party in claims brought under the Consumer Protection Act of 1987 in the United Kingdom, which allege that certain children suffer from a variety of conditions as a result of being vaccinated with various bivalent vaccines for measles and rubella and/or trivalent vaccines for measles, mumps and rubella, including the Company’s M-M-R II. The conditions include autism, with or without inflammatory bowel disease, epilepsy, diabetes, encephalitis, encephalopathy, deafness, chronic fatigue syndrome and transverse

Notes to Consolidated Financial Statements (continued)
myelitis. In early September 2003, the Legal Services Commission (the “LSC”) announced its decision to withdraw public funding of the litigation brought by the claimants. This decision was confirmed on appeal by the Funding Review Committee (“FRC”) on September 30, 2003. The claimants’ application for judicial review of the decision to withdraw public funding was dismissed in February 2004 and the April 2004 trial date was vacated. The lead claimants have decided not to apply to the Court of Appeal for permission to appeal the decision. As a result, legal aid for all lead claimants has now been discharged. The non-lead claimants were subject to a “show cause” procedure to withdraw legal aid unless the claimants could show cause as to why it should not be withdrawn. The FRC heard 37 of the “show cause” appeals by the non-lead claimants in October 2004. The appeals involving autism (26) were unsuccessful, but funding was reinstated for 11 appeals involving other non-autism conditions, such as epilepsy, deafness, encephalitis and transverse myelitis. In light of the 11 successful appeals, the LSC has reconsidered the cases of some other claimants and, to date, funding has been reinstated in approximately 30 non-lead, non-autism cases against the Company, in most cases to the limited extent necessary to allow solicitors to provide a report on the individual cases to the LSC. The LSC is still considering reinstating funding for 2 additional cases against the Company. Directions for further conduct of the litigation were made at a case management hearing on March 17, 2005. As a result of the judge’s ruling following the case management hearing, approximately 530 cases against the Company have been brought to an end leaving approximately 40 active cases. The Company will vigorously defend against these lawsuits.
As previously disclosed, the Company is also a party to individual and class action product liability lawsuits and claims in the United States involving pediatric vaccines (e.g., hepatitis B vaccine) that contained thimerosal, a preservative used in vaccines. Merck has not distributed thimerosal-containing pediatric vaccines in the United States since the fall of 2001. As of June 30, 2005, there were approximately 285 active thimerosal related lawsuits with approximately 800 plaintiffs. Other defendants include vaccine manufacturers who produced pediatric vaccines containing thimerosal as well as manufacturers of thimerosal. In these actions, the plaintiffs allege, among other things, that they have suffered neurological injuries as a result of exposure to thimerosal from pediatric vaccines. Two state court cases and two Federal District Court cases were scheduled for trial in 2005. All of these cases have been dismissed. Certain of the dismissals have been appealed. Currently, one case is set for trial in 2006. The Company will vigorously defend against these lawsuits; however, it is possible that unfavorable outcomes could have a material adverse effect on the Company’s financial position, liquidity and results of operations.
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

Notes to Consolidated Financial Statements (continued)
A trial in the United States with respect to the alendronate daily product concluded in November 2001. In November 2002, a decision was issued by the U.S. District Court in Delaware finding the Company’s patent valid and infringed. On October 30, 2003, the U.S. Court of Appeals for the Federal Circuit affirmed the validity and infringement of the Company’s basic U.S. patent covering the use of alendronate in any form. A request for rehearing was denied. A trial in the United States involving the alendronate weekly product was held in March 2003. On August 28, 2003, the U.S. District Court in Delaware, upheld the validity of the Company’s U.S. patent covering the weekly administration of alendronate. However, on January 28, 2005, the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. found the Company’s patent claims for once-weekly administration of Fosamax to be invalid. Based on the Court of Appeals’ decision, Fosamax will lose its market exclusivity in the United States in February 2008 and the Company expects a decline in U.S. Fosamax sales at that time. Prior to the decision, Merck’s patent for once-weekly administration of Fosamax was set to expire in July 2018. On April 21, 2005, the full U.S. Court of Appeals for the Federal Circuit in Washington, D.C. denied the Company’s request to reconsider the previous decision made by that court holding that the Company’s patent for once weekly administration of Fosamax was invalid. The Company intends to seek an appeal of this decision in the U.S. Supreme Court.
In May 2005, the Federal Court of Canada Trial Division issued a decision refusing to bar the approval of generic alendronate on the ground that Merck’s patent for weekly alendronate was likely invalid. This decision cannot be appealed and generic alendronate was launched in Canada in June 2005. In July 2005, Merck was sued in the Federal Court of Canada by Apotex seeking damages for lost sales of generic weekly alendronate due to the patent proceeding.
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

Notes to Consolidated Financial Statements (continued)
Environmental Matters
As previously disclosed, in December 2003, the Virginia Department of Environmental Quality (“VADEQ”) issued a Notice of Violation of the Company’s Elkton, Virginia facility for air permit limit exceedances reported by the facility as a result of performance testing of a process train. The Company has settled this matter with VADEQ by agreeing (i) to make $3.1 million in capital improvements at the site, (ii) to pay VADEQ a $200,000 fine, and (iii) to perform a Supplemental Environmental Project for $300,000.
Other Litigation
On July 27, 2005, Merck was served with a further shareholder derivative suit filed in the New Jersey Superior Court for Hunterdon County against the Company and certain current and former officers and directors. This lawsuit seeks to recover or cancel compensation awarded to the Company’s executive officers in 2004, and asserts claims for breach of fiduciary duty, waste and unjust enrichment.
As previously disclosed, on July 6, 2004, the United States District Court for the District of New Jersey granted a motion by the Company, Medco Health Solutions, Inc. (“Medco Health”) and certain officers and directors to dismiss a purported class action complaint involving claims related to the Company’s revenue recognition practice for retail co-payments paid by individuals to whom Medco Health provides pharmaceutical benefits as well as other allegations. The complaint was dismissed with prejudice. On August 20, 2004, the same court granted the Company’s motion to dismiss with prejudice a related shareholder derivative action. Plaintiffs in both actions have appealed the decisions. A hearing on those appeals has been scheduled for September 2005.
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
There are various other legal proceedings, principally product liability and intellectual property suits involving the Company, which are pending. While it is not feasible to predict the outcome of such proceedings or the proceedings discussed in this Note, in the opinion of the Company, all such proceedings are either adequately covered by insurance or, if not so covered, should not ultimately result in any liability that would have a material adverse effect on the financial position, liquidity or results of operations of the Company, other than proceedings for which a separate assessment is provided in this Note.
7.	As previously disclosed, in October 2004, the American Jobs Creation Act of 2004 (the AJCA) was signed into law. The AJCA creates temporary incentives for U.S. multinationals to repatriate accumulated income earned outside the United States as of December 31, 2002. In accordance with the AJCA, the Company will repatriate $15 billion during 2005. The Company has recorded an income tax charge of $740 million in Taxes on Income in the second

Notes to Consolidated Financial Statements (continued)
quarter related to this repatriation. This charge was partially offset by a $100 million benefit associated with a decision to implement certain tax planning strategies.

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

9.	The Company has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. The net cost of such plans consisted of the following components:

	($ in millions)
	Three Months		Six Months
	Ended June 30		Ended June 30
	2005	2004	2005	2004
Service cost	$80.7	$82.1	$165.6	$152.6
Interest cost	78.3	80.0	157.3	143.9
Expected return on plan assets	(100.0)	(100.7)	(201.2)	(181.6)
Net amortization	38.1	30.1	76.6	60.0
Termination benefits	—	1.6	—	7.1

	$97.1	$93.1	$198.3	$182.0

The Company provides medical, dental and life insurance benefits, principally to its eligible U.S. retirees and similar benefits to their dependents, through its other postretirement benefits plans. The net cost of such plans consisted of the following components:

	($ in millions)
	Three Months		Six Months
	Ended June 30		Ended June 30
	2005	2004	2005	2004
Service cost	$21.6	$14.9	$44.9	$40.8
Interest cost	26.1	18.4	52.8	50.5
Expected return on plan assets	(25.8)	(15.3)	(51.7)	(38.8)
Net amortization	5.2	4.6	10.8	14.4
Curtailments	—	(12.3)	—	(12.3)
Termination benefits	—	0.8	—	1.5

	$27.1	$11.1	$56.8	$56.1

While the Company is recognizing the federal subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) in accordance with current accounting requirements, it will continue to evaluate the Act and regulations that follow to determine the optimal approach to incorporating the impact of the Act.

Notes to Consolidated Financial Statements (continued)
The Company changed participant contributions and the service recognized for eligibility for certain of its other postretirement benefit plans. These amendments generated curtailment gains of $12.3 million for the three and six month periods ended June 30, 2004.
The Company recorded termination charges for the three and six month periods ended June 30, 2004 of $1.6 million and $7.1 million, respectively, on its pension plans and $0.8 million and $1.5 million, respectively, on its other postretirement benefits plans related to expanded eligibility for certain employees under a restructuring action which was completed by the end of 2004.
10.	Other (income) expense, net, consisted of:

	($ in millions)
	Three Months		Six Months
	Ended June 30		Ended June 30
	2005	2004	2005	2004
Interest income	$(98.7)	$(68.5)	$(192.5)	$(134.2)
Interest expense	93.1	71.6	177.6	144.4
Exchange (gains)/losses	(8.4)	14.9	(9.1)	7.1
Minority interests	30.3	36.8	60.7	76.4
Other, net	(2.3)	(17.3)	3.9	(329.4)

	$14.0	$37.5	$40.6	$(235.7)

The change in Other, net for the six months ended June 30, 2005, reflects the inclusion in 2004 of a $176.8 million gain on the sale of the Company’s 50-percent equity stake in its European joint venture with Johnson & Johnson as well as realized gains on the Company’s investment portfolios.
Interest paid for the six months ended June 30, 2005 and 2004 was $151.6 million and $140.5 million, respectively.
11.	The weighted average common shares used in the computations of basic earnings per common share and earnings per common share assuming dilution (shares in millions) are as follows:

	Three Months		Six Months
	Ended June 30		Ended June 30
	2005	2004	2005	2004
Average common shares outstanding	2,201.8	2,221.4	2,204.4	2,221.9
Common shares issuable(1)	4.3	8.7	3.7	9.3

Average common shares outstanding assuming dilution	2,206.1	2,230.1	2,208.1	2,231.2

(1)	Issuable primarily under stock-based compensation plans.

For the three and six months ended June 30, 2005 and 2004, 215.3 million and 205.2 million, respectively, common shares issuable under the Company’s stock-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.

12.	Comprehensive income for the three months ended June 30, 2005 and 2004, representing all changes in stockholders’ equity during the period other than changes resulting from the Company’s stock, was $798.8 million and $1,638.1 million, respectively. Comprehensive income for the six months ended June 30, 2005 and 2004 was $2,141.9 and $3,271.6, respectively.

13.	The Company’s operations are principally managed on a products basis. The Merck Pharmaceutical segment includes products marketed either directly or through joint ventures. These products consist of therapeutic and preventive agents, sold by prescription, for the treatment of human disorders. Other segment revenues include non-reportable human and animal health segments.

Notes to Consolidated Financial Statements (continued)
Revenues and profits for these segments are as follows:

	($ in millions)
	Three Months		Six Months
	Ended June 30		Ended June 30
	2005	2004	2005	2004
Segment revenues:
Merck Pharmaceutical	$5,166.2	$5,727.7	$10,238.5	$11,039.8
Other segment revenues	260.7	241.2	493.6	496.9

	$5,426.9	$5,968.9	$10,732.1	$11,536.7

Segment profits:
Merck Pharmaceutical	$3,234.9	$3,786.2	$6,397.4	$7,203.1
Other segment profits	264.2	242.6	504.6	496.4

	$3,499.1	$4,028.8	$6,902.0	$7,699.5

A reconciliation of total segment revenues to consolidated sales is as follows:

	($ in millions)
	Three Months		Six Months
	Ended June 30		Ended June 30
	2005	2004	2005	2004
Segment revenues	$5,426.9	$5,968.9	$10,732.1	$11,536.7
Other revenues	40.6	52.8	97.7	115.9

	$5,467.5	$6,021.7	$10,829.8	$11,652.6

Other revenues are primarily comprised of miscellaneous corporate revenues, sales related to divested products or businesses and other supply sales.
Net sales by category of the Company’s products were as follows:

	($ in millions)
	Three Months		Six Months
	Ended June 30		Ended June 30
	2005	2004	2005	2004
Atherosclerosis	$1,155.5	$1,376.2	$2,266.0	$2,680.5
Hypertension/heart failure	979.5	953.8	1,887.5	1,781.0
Osteoporosis	852.7	791.9	1,624.6	1,550.9
Respiratory	729.6	642.6	1,464.6	1,265.5
Anti-bacterial/anti-fungal	371.8	286.7	729.2	555.0
Vaccines/biologicals	247.3	223.5	471.1	452.5
Ophthalmologicals	191.4	175.1	364.7	347.0
Urology	188.1	184.5	363.2	359.3
Human immunodeficiency virus (HIV)	88.6	64.3	167.3	128.5
Anti-inflammatory/analgesics	72.0	731.4	142.9	1,437.0
Other	591.0	591.7	1,348.7	1,095.4

	$5,467.5	$6,021.7	$10,829.8	$11,652.6

Anti-inflammatory/analgesics includes sales of Vioxx prior to its voluntary worldwide withdrawal in September 2004 (see Note 2). Other primarily includes sales of other human pharmaceuticals, pharmaceutical and animal health supply sales to the Company’s joint ventures and revenue from the Company’s relationship with AstraZeneca LP.
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

Notes to Consolidated Financial Statements (continued)
A reconciliation of segment profits to total income from continuing operations before taxes is as follows:

	($ in millions)
	Three Months		Six Months
	Ended June 30		Ended June 30
	2005	2004	2005	2004
Segment profits	$3,499.1	$4,028.8	$6,902.0	$7,699.5
Other profits	46.6	(14.9)	112.0	24.6
Adjustments	129.4	117.9	249.8	233.7
Unallocated:
Interest income	98.7	68.5	192.5	134.2
Interest expense	(93.1)	(71.6)	(177.6)	(144.4)
Equity income from affiliates	11.0	17.6	73.8	60.0
Depreciation and amortization	(359.8)	(314.1)	(700.0)	(624.0)
Research and development	(946.8)	(986.0)	(1,793.4)	(1,982.3)
Other expenses, net	(460.2)	(407.4)	(1,013.5)	(619.6)

	$1,924.9	$2,438.8	$3,845.6	$4,781.7

Other profits are primarily comprised of miscellaneous corporate profits as well as operating profits related to divested products or businesses and other supply sales. Adjustments represent the elimination of the effect of double counting certain items of income and expense. Equity income from affiliates includes taxes paid at the joint venture level and a portion of equity income that is not reported in segment profits. Other expenses, net, includes expenses from corporate and manufacturing cost centers and other miscellaneous income (expense), net.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management
On May 5, 2005, the Board of Directors of the Company announced its election of Richard T. Clark as the Company’s Chief Executive Officer and President and a member of the Merck Board, effective immediately. Mr. Clark was previously the President of Merck’s Manufacturing Division.
The Board also announced that Lawrence A. Bossidy, former Chairman & CEO of Honeywell, Inc., will serve as chairperson of the Board’s newly structured Executive Committee, which will work closely with Mr. Clark to provide support and continuity as he assumes his new duties. This committee is expected to be in place for one to two years. Raymond V. Gilmartin stepped down as Chairman, President and CEO and as a Director of the Company and will serve as Special Advisor to the Executive Committee. The Board has not named a new Chairman of the Board.
Summary
Earnings per share (EPS) for the second quarter of 2005 were $0.33, compared to $0.79 for the second quarter of 2004. In the second quarter of 2005, the Company recorded a net tax charge of $640 million to Taxes on Income (or $0.29 per share), which included a $740 million charge relating to the decision to repatriate $15 billion of foreign earnings in accordance with the American Jobs Creation Act (AJCA) of 2004 (see Note 7), partially offset by a $100 million benefit associated with a decision to implement certain tax planning strategies. Excluding the impact of the net tax charge, EPS for the second quarter of 2005 were $0.62. Net income was $720.6 million, compared to $1,768.1 million in the second quarter of last year. Worldwide sales were $5.5 billion for the quarter, compared to $6.0 billion for the second quarter of 2004.
Total sales decreased 9% for the second quarter of 2005 compared with the same period in the prior year, which reflects a decrease of 11% related to the Vioxx withdrawal, partially offset by other revenue growth of 2%. This growth reflects a 2% favorable effect from foreign exchange and a 1% favorable effect from price changes, partially offset by a 1% volume decline.
For the first six months of 2005, EPS were $0.95, which includes the $0.29 per share net tax charge recorded in the second quarter. Excluding the impact of the net tax charge, EPS for the first six months of 2005 were $1.24. Net income was $2,090.7 million and worldwide sales were $10.8 billion for the first six months of 2005. Total sales decreased 7% for the first six months, which reflects a decrease of 12% related to the Vioxx withdrawal, partially offset by other revenue growth of 5%. This growth reflects a 2% favorable effect from foreign exchange, a volume increase of 2% and a 1% favorable effect from price changes.
The Company’s gross margin was 78.8% in the second quarter of 2005 as compared to 80.7% in the second quarter of 2004 and 77.5% compared to 80.2% for the respective six-month period ended June 30, 2005, reflecting the impact of changes in the product mix.
Marketing and administrative expenses increased 9% and 4%, respectively, for the three and six month periods ended June 30, 2005, including a 3% increase from foreign exchange in both periods. The increase reflects activities required to prepare for the launch of four new investigational vaccines and to maintain activities in support of in-line products.
Research and development expenses were $947 million during the second quarter of 2005, a 4% decrease from the second quarter of 2004, which reflects the impact of $120.0 million of licensing expense resulting from the collaborations with Bristol-Myers Squibb Company and with Vertex Pharmaceuticals Incorporated recorded in the second quarter of 2004, and a 9% increase in other research and development activities in the quarter. For the six months ended June 30, 2005, research and development expenses were 10% below the comparable period in the prior year, which reflects the impact of $190.0 million of licensing expense resulting from the collaborations with Bristol-Myers Squibb Company, H. Lundbeck A/S and Vertex Pharmaceuticals Incorporated, as well as $125.5 million for acquired research expense from the acquisition of Aton Pharma, Inc. recorded in the first half of 2004, and an 8% increase in other research and development activities in the first half of 2005.
The change in Other (income) expense, net for the six month period ended June 30, 2005, reflects the inclusion in 2004 of a $176.8 million gain on the sale of the Company’s 50-percent equity stake in its European joint venture with Johnson & Johnson as well as realized gains on the Company’s investment portfolios.

The effective tax rate was 62.6% and 45.6%, respectively, for the three and six month periods ended June 30, 2005. Included in both periods of 2005 was a net charge of $640 million, which included a $740 million charge related to the decision to repatriate $15 billion of foreign earnings in accordance with the AJCA, partially offset by a $100 million benefit associated with a decision to implement certain tax planning strategies. This net tax charge resulted in an increase of 33.3 percentage points and 16.6 percentage points to the effective tax rate for the three and six months ended June 30, 2005, respectively.
Sales
Net sales by category of the Company’s products were as follows:

	($ in millions)
	Three Months		Six Months
	Ended June 30		Ended June 30
	2005	2004	2005	2004
Atherosclerosis	$1,155.5	$1,376.2	$2,266.0	$2,680.5
Hypertension/heart failure	979.5	953.8	1,887.5	1,781.0
Osteoporosis	852.7	791.9	1,624.6	1,550.9
Respiratory	729.6	642.6	1,464.6	1,265.5
Anti-bacterial/anti-fungal	371.8	286.7	729.2	555.0
Vaccines/biologicals	247.3	223.5	471.1	452.5
Ophthalmologicals	191.4	175.1	364.7	347.0
Urology	188.1	184.5	363.2	359.3
Human immunodeficiency virus (HIV)	88.6	64.3	167.3	128.5
Anti-inflammatory/analgesics	72.0	731.4	142.9	1,437.0
Other	591.0	591.7	1,348.7	1,095.4

	$5,467.5	$6,021.7	$10,829.8	$11,652.6

Sales by individual therapeutic class are presented net of discounts and returns. The provision for discounts includes indirect customer discounts that occur when a contracted customer purchases directly through an intermediary wholesale purchaser, known as chargebacks, as well as indirectly in the form of rebates owed based upon definitive contractual agreements or legal requirements with private sector and public sector (Medicaid) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. These discounts, in the aggregate, reduced revenues by $1,177.0 million and $1,083.4 million for the three month period ended June 30, 2005 and 2004, respectively, and by $2,161.0 million and $2,027.3 million for the six months ended June 30, 2005 and 2004, respectively. In the preceding table, Anti-inflammatory/analgesics includes sales of Vioxx prior to its voluntary worldwide withdrawal in September 2004. Other primarily includes sales of other human pharmaceuticals, pharmaceutical and animal health supply sales to the Company’s joint ventures and revenue from the Company’s relationship with AstraZeneca LP (AZLP). In connection with the distribution program for U.S. wholesalers, implemented in 2003, inventory levels at key wholesalers for each of the Company’s major products are generally less than a month.
Worldwide sales of the Company’s respiratory product, Singulair, a once-daily oral medicine indicated for the treatment of chronic asthma and the relief of symptoms of seasonal allergic rhinitis, were strong, reaching $729.6 million by the end of the second quarter of 2005, representing growth of 14% as compared to the second quarter of 2004. U.S. mail-order-adjusted prescription levels for Singulair increased by approximately 15% for the second quarter of 2005, as compared to the second quarter of 2004. Sales for the six months ended June 30, 2005 were $1.5 billion, a 16% increase over the comparable 2004 period.
The launch of a new indication in the European Union (EU) for Singulair to treat symptoms of seasonal allergic rhinitis in asthmatic patients helped drive sales growth for Singulair in Europe. Singulair is the only respiratory therapy approved in the EU for the treatment of both asthma and seasonal allergic rhinitis in asthmatic patients. An indication for Singulair for the treatment of allergic rhinitis was granted in the United States in early 2003.

Fosamax continued to be the most-prescribed medicine worldwide for the treatment of postmenopausal, male and glucocorticoid-induced osteoporosis. Fosamax Plus D, a new product that builds on the proven power of Fosamax to reduce the risk of both hip and spine fractures with a weekly dose of vitamin D, became available in late April. Fosamax Plus D is the only treatment for postmenopausal osteoporosis that offers proven fracture protection plus once-weekly vitamin D. Vitamin D insufficiency is associated with reduced calcium absorption, bone loss and increased risk of fracture. Global sales for the franchise reached $852.7 million during the second quarter of 2005, representing growth of 8% as compared to the second quarter of 2004. U.S. mail-order-adjusted prescription levels increased by approximately 6% for the second quarter of 2005, as compared to the second quarter of 2004. Sales for the six months ended June 30, 2005 were $1.6 billion, a 5% increase compared to the first six months of 2004.
On May 26, the European Commission’s Committee for Medicinal Products for Human Use (CHMP) recommended marketing authorization for Fosamax Plus D, which will be known in Europe as Fosavance. If approved by the European Commission, marketing authorization for the EU will be granted within 90 days of the CHMP positive opinion. The approval of Fosamax Plus D and Fosavance will not extend the patent for Fosamax.
Global sales of Merck’s antihypertensive medicines, Cozaar and Hyzaar**, remained solid, reaching $784.7 million for the second quarter of 2005 and representing growth of 8% as compared to the second quarter of 2004. U.S. mail-order-adjusted prescription levels for Cozaar and Hyzaar increased by approximately 3% for the second quarter of 2005 as compared to the second quarter of 2004. Sales for the six months ended June 30, 2005 were $1.5 billion, an 11% increase over the comparable 2004 period.
In April, the FDA approved a new indication for Hyzaar, based on the LIFE trial, for reduction in the risk of stroke in patients with hypertension and left ventricular hypertrophy (LVH), but there is evidence that this benefit does not apply to black patients.
Zocor, Merck’s atherosclerosis product for modifying cholesterol, achieved worldwide sales of $1.2 billion in the second quarter of 2005, representing a decrease of 16% from the second quarter of 2004. U.S. mail-order-adjusted prescription levels for Zocor declined by approximately 6% for the second quarter of 2005 as compared to the second quarter of 2004. Sales for the six months ended June 30, 2005 were $2.3 billion, a 15% decrease from the comparable 2004 period.
Sales of Merck’s other promoted medicines and vaccines were $1.5 billion for the second quarter of 2005, representing growth of 9% as compared with the second quarter of 2004. Sales for the six months ended June 30, 2005 were $2.9 billion, an 11% increase over the comparable 2004 period. These products treat or prevent a broad range of medical conditions, including infectious disease, glaucoma, benign prostate enlargement, migraine, arthritis and pain.
In April, results from an investigational study evaluating the effect of an antiemetic regimen including Emend in the prevention of nausea and vomiting after chemotherapy in breast cancer patients were published in the Journal of Clinical Oncology. The study showed that breast cancer patients receiving a regimen including Emend prevented nausea and vomiting more than in patients who received a standard regimen.
Global sales of Zetia and Vytorin, both of which are developed and marketed by the Merck/Schering-Plough partnership, in the aggregate reached $506.9 million for the second quarter of 2005 and combined new prescriptions reached 12.5% of the U.S. lipid-lowering market, according to the weekly IMS Health data as of the week ending July 8, 2005. The Company records the results from its interest in the Merck/Schering-Plough partnership in Equity income from affiliates.
Global sales of Zetia (marketed as Ezetrol in more than 80 countries outside the United States), the cholesterol-absorption inhibitor, reached $314.3 million in the second quarter of 2005, an increase of 30% compared with the second quarter of 2004. Sales for the six months ended June 30, 2005 were $645.9 million, an increase of 50% over the comparable 2004 period. U.S. prescription levels for Zetia increased by 6.7% for the quarter, according to IMS Health.
Global sales of Vytorin (marketed as Inegy in more than 35 countries outside the United States) reached $192.6 million and $372.2 million for the three and six months ended June 30, 2005, respectively.

**	COZAAR and HYZAAR are registered trademarks of E.I. DuPont de Nemours & Company, Wilmington, Del.

Vytorin was approved in the United States in July 2004 and is demonstrating consistent growth. During the second quarter of 2005, Inegy was launched in the United Kingdom, Portugal, the Netherlands and Ireland.
Merck earns ongoing revenue based on sales of products that are associated with alliances, the most significant of which is AZLP. Revenue from the Company’s relationship with AZLP recorded by Merck was $337.0 million in the second quarter and $772.3 million in the first six months of the year.
Research and Development
Merck continues to make progress on its four investigational vaccines in late-stage development, three of which are already under review by the Food and Drug Administration (FDA) and other regulatory agencies around the world. Collectively, these vaccines represent a significant new opportunity for Merck in the pediatric, adolescent and adult vaccine markets.
ProQuad, a vaccine against measles, mumps, rubella and varicella, is under standard FDA review following submission of a Biologics License Application (BLA) in August 2004. ProQuad is an investigational vaccine for simultaneous vaccination against measles, mumps, rubella and varicella in children 12 months to 12 years of age. ProQuad combines two established Merck vaccines, M-M-R II (Measles, Mumps, Rubella Virus Vaccine Live) and Varivax [Varicella Virus Vaccine Live (Oka/Merck)].
In June, the FDA accepted for standard review the BLA for RotaTeq, Merck’s investigational pentavalent vaccine to protect against rotavirus gastroenteritis. Merck has submitted applications for licensure of RotaTeq in Australia, Mexico and, through the Sanofi Pasteur-MSD joint venture, in the EU. Merck plans additional filings later this year in Canada and in countries in Asia and Latin America. It is estimated that virtually all children are infected with rotavirus, a highly contagious virus, by the time they reach three years of age. Rotavirus causes gastroenteritis and has been reported to result in approximately 70,000 hospitalizations and 100 deaths annually in the United States. Worldwide, rotavirus is responsible for approximately 500,000 deaths each year.
Also in June, the FDA accepted for standard review the BLA for Zostavax, Merck’s investigational vaccine for the prevention of herpes zoster, commonly known as “shingles;” prevention of postherpetic neuralgia (PHN), the persistent, long-term nerve pain that is the most common complication of shingles; and the reduction of acute and chronic shingles-associated pain in adults. Sanofi Pasteur-MSD has submitted an application for licensure of Zostavax in the EU, and Merck plans additional filings later this year in Canada, Australia and in countries in Asia and Latin America. Shingles, the reactivation of the chickenpox virus in adults, affects an estimated 800,000 people in the United States annually. People over age 50 are most commonly affected. As the population continues to age, the occurrence of shingles is likely to increase. On June 1, the New England Journal of Medicine published results from the Shingles Prevention Study, a study in which Zostavax reduced the total burden of pain and discomfort caused by shingles by 61% and reduced the incidence of PHN by 67% when compared to placebo in more than 38,500 men and women aged 60 and older.
Merck remains on track to submit a license application for Gardasil to the FDA during the second half of 2005. Gardasil is an investigational quadrivalent vaccine designed to target HPV types most commonly associated with cervical cancer and cervical pre-cancer, as well as types that cause external genital lesions. Cervical cancer, one of the leading cancers among women, results in approximately 290,000 deaths worldwide each year. In May, new data from Phase III clinical trials of Gardasil presented at the annual meeting of the European Society of Pediatric Infectious Diseases showed that Gardasil produced higher anti-HPV immune responses among adolescent males and females compared to young women.
Merck presented three studies of Phase II data on Merck’s DPP-IV inhibitor, sitagliptin (MK-0431), a potential new approach in the treatment of type 2 diabetes, at the 65th Annual Scientific Sessions of the American Diabetes Association (ADA) held in June. The studies showed that sitagliptin significantly improved glycemic control in patients with primarily mild-to-moderate hyperglycemia and in patients with more severe hyperglycemia, as compared with placebo. In these studies, sitagliptin was generally well tolerated. The Phase III studies of sitagliptin are under way and Merck anticipates filing the New Drug Application (NDA) with the FDA in 2006.
Merck and Bristol-Myers Squibb Company are jointly developing and marketing Pargluva (muraglitazar), which is currently under review by the FDA. Clinical results for Pargluva, an investigational dual alpha/gamma PPAR (peroxisome proliferator-activated receptor) for the treatment of type 2 diabetes, were also presented at a late-breaking session of the ADA meeting.

A Phase III, active-controlled study showed that Pargluva improved glycemic parameters significantly more than pioglitazone in patients with type 2 diabetes who were also taking metformin. In this study, significant effects were also seen on triglycerides and high-density lipoprotein cholesterol levels, and these effects were independent of statin use. In a Phase II dose-ranging study, patients with type 2 diabetes who received Pargluva had improved glycemic control that was maintained for up to 2 years.
Results of a Phase II clinical trial with gaboxadol, potentially the first Selective Extrasynaptic GABAA Agonist (SEGA), a new class of sleep agents, were presented at the 19th Annual Meeting of the Associated Professional Sleep Societies (APSS) in late June. Gaboxadol demonstrated significant improvement over placebo in several study endpoints for both sleep initiation and sleep maintenance in patients with primary insomnia. Gaboxadol 15 mg also significantly increased the amount of slow-wave sleep patients experienced in this study. Slow-wave sleep is a measure of sleep quality. Gaboxadol was generally well tolerated with no observed next-day residual effects in this research trial. Merck and H. Lundbeck A/S of Denmark are collaborators in the clinical development and commercialization of gaboxadol, which is currently in Phase III development.
Results from a Phase IIa study of suberoylanilide hydroxamic acid (SAHA) were presented at the American Society of Clinical Oncology meeting in May. The study showed that SAHA, one of a new class of anti-tumor agents that inhibits histone deacetylase, reduced the tumor burden in patients with advanced, refractory cutaneous T-cell lymphoma (CTCL), an aggressive form of non-Hodgkin’s lymphoma. A confirmatory Phase IIb study in CTCL is currently under way. Merck also is pursuing clinical studies with SAHA in diffuse large B-cell lymphoma (DLBCL), multiple myeloma and malignant pleural mesothelioma.
In June, Vical Incorporated exercised three options under a 2003 amendment to an existing research collaboration and licensing agreement, granting Merck rights to use Vical’s patented non-viral gene delivery technology in cancer vaccine applications.
Also in June, Merck and Vertex Pharmaceuticals Incorporated announced the initiation of an additional Phase I clinical study with VX-680, a small molecule inhibitor of Aurora kinases. Aurora kinases are implicated in the onset and progression of human leukemias.
In late June, Sumitomo Pharmaceuticals of Japan granted Merck, through an affiliate, an exclusive license for SM13496 (lurasidone) in all parts of the world except Japan, China, Korea and Taiwan. Lurasidone is an atypical antipsychotic compound currently in Phase II development for the treatment of schizophrenia, one of the most chronic and disabling of the severe mental illnesses.
Also in late June, Merck announced an agreement with Metabasis Therapeutics to research, develop and commercialize novel small molecule therapeutics with the potential to treat several diseases, including type 2 diabetes, hyperlipidemia and obesity, by activation of an enzyme in the liver called AMP-activated Protein Kinase (AMPK).
In July, Merck and Geron Corporation announced an agreement to develop a cancer vaccine against telomerase. Telomerase is an enzyme, active in most cancer cells, that maintains telomere length at the ends of chromosomes. This activity allows the cancer to grow and metastasize over long periods of time.

The chart below reflects the Company’s research pipeline as of August 1, 2005. Candidates shown in Phase III include specific products. Candidates shown in Phase I, II and III include the most advanced compound with a specific mechanism in a given therapeutic area. Back-up compounds, regardless of their phase of development, additional indications in the same therapeutic areas and additional line extensions or formulations for in-line products are not shown. Preclinical areas shown are those where the Company has initiated Good Laboratory Practices (GLP) studies in compounds with mechanisms distinct from those in Phase I, II and III. The Company’s programs are generally designed to focus on the development of novel medicines to address large, unmet medical needs.

Preclinical	Phase I	Phase II	Phase III
Alzheimer’s Disease	Alzheimer’s Disease	AIDS	HPV and related cervical
	c-7617	c-1605	cancer and genital warts
Antibacterials	Arthritis	Alzheimer’s Disease	Gardasil
	c-7198	c-9136	Diabetes
Antiviral	c-9101	Arthritis	MK-0431 (sitagliptin)
	Atherosclerosis	c-9787	Insomnia
Arthritis	c-6100	Atherosclerosis	Gaboxadol*
	c-6872	c-8834	CINV
Atherosclerosis	Cancer	Cancer, CTCL	MK-0517 (c-9280)***
	c-5889	SAHA*
Cancer	c-8585	Endocrine
	c-4251	c-9136
Cardiovascular Disease	VX-680*	HIV Vaccine
	Diabetes	Multiple Sclerosis
Diabetes	c-0730	c-6448	2004 U.S. Submissions
	c-0740	Obesity	Diabetes
Endocrine	c-4247	c-5093	Pargluva*
	Endocrine	c-2624	Pediatric Vaccine
Glaucoma	c-0302	Osteoporosis	ProQuad
	Flu Vaccine	c-3578
Immunology	Glaucoma	Pediatric Vaccine
	c-9993	Psychiatric Disease
Insomnia	c-3859	lurasidone*
	Hypertension	c-9054
Pain	c-2617	Respiratory Disease	2005 U.S. Submissions
	Obesity	c-3193	Rotavirus Gastroenteritis
Psychiatric Disease	PYY3-36*	Stroke	RotaTeq
	c-1913	ONO 2506**	Shingles
Respiratory Disease	Osteoporosis		Zostavax
c-8500
Vaccines	Pain
c-1246
c-8928
c-6740
	Parkinson’s Disease		2005 U.S. Approvals
	c-6161		Osteoporosis
	Psychiatric Disease		Fosamax Plus D
DOV**
Urinary Incontinence
c-0172
c-4699

*	Licensed, alliance, or acquisition

**	Merck is in discussions with its licensing partner regarding further plans for this compound.

***	MK-0517, an intravenous prodrug of an NK-1 antagonist for CINV, has entered Phase III with filing anticipated in 2006.

Vioxx
On June 9 and 10, 2005, the Scientific Advisory Panel and Public Forum (Panel) on selective COX-2 inhibitor NSAIDS in Canada heard presentations from the Company as well as Health Canada and other companies relating to COX-2 inhibitors. On July 7, 2005, the Panel recommended to Health Canada by a 12 to 1 vote that Vioxx be allowed back on the market in Canada. The Company appreciated the opportunity to present data to the Panel and respects the Panel’s recommendations with respect to selective COX-2 inhibitors. At this time, the Company has not made a decision whether to seek approval to bring Vioxx back to the market in Canada or elsewhere. The Company looks forward to discussions with Health Canada as well as the FDA and other regulatory authorities about Vioxx.
As of June 30, 2005, the Vioxx withdrawal process was substantially complete and the costs associated with the withdrawal were in line with the original amounts estimated by the Company.
For further information about the Vioxx litigation, see Note 6.
Liquidity and Capital Resources

($ in millions)	June 30, 2005	December 31, 2004

Cash and Investments	$14,389.1	$13,817.0
Working capital	$7,935.9	$1,731.1
Total debt to total liabilities and equity	16.7%	16.1%
As previously disclosed, in October 2004, the American Jobs Creation Act of 2004 (the AJCA) was signed into law. The AJCA creates temporary incentives for U.S. multinationals to repatriate accumulated income earned outside the United States as of December 31, 2002. In accordance with the AJCA, the Company will repatriate $15 billion during 2005 (see Note 7). In preparation of the repatriation, the Company has changed its mix of investments from long-term to short-term, resulting in a significant increase in working capital at June 30, 2005.
Cash provided by operations continues to be the Company’s primary source of funds to finance operating needs and capital expenditures. Net cash provided by operating activities totaled $3.1 billion and $4.2 billion for the six months ended June 30, 2005 and 2004, respectively.
Capital expenditures totaled $662.4 million and $762.1 million in 2005 and 2004, respectively. Capital expenditures for the full year 2005 are expected to approximate $1.5 billion.
Dividends paid to stockholders were $1.7 billion and $1.6 billion for the first six months of 2005 and 2004, respectively. In May and July 2005, the Board of Directors declared a quarterly dividend of 38 cents per share on the Company’s common stock for the third and fourth quarters of 2005, respectively.
The Company purchased $508.7 million of its Common Stock (16.0 million shares) for its Treasury during the first six months of 2005. The Company has approximately $8.0 billion remaining under the July 2002 treasury stock purchase authorization.
Recently Issued Accounting Standards
In November 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4 (FAS 151), which is effective beginning January 1, 2006. FAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material be recognized as current period charges. The Statement also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities. The effect of this Statement on the Company’s financial position or results of operations is not expected to be material.
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
The Company’s U.S. sales force has transitioned to a new expense reimbursement software and has changed its third-party vendor. In addition, in order to streamline operations, improve efficiencies and ensure continued compliance with filing requirements, payroll tax services were outsourced to a third party vendor beginning in July 2005.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities for the three month period ended June 30, 2005 is as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			($ in millions)
			Approximate Dollar Value
	Total Number		of Shares That May Yet
	of Shares	Average Price	Be Purchased Under the
Period	Purchased (1)	Paid Per Share	Plans or Programs (1)
April 1 — April 30, 2005	2,494,000	$33.69	$8,207.9
May 1 — May 31, 2005	2,510,000	$33.38	$8,124.1
June 1 — June 30, 2005	2,771,799	$31.64	$8,036.4
Total	7,775,799	$32.86	$8,036.4

(1)	All shares purchased during the period were made as part of a plan announced in July 2002 to purchase $10 billion in Merck shares.
Item 4. Submission of Matters to a Vote of Security Holders.
The following matters were voted upon at the Annual Meeting of Stockholders held on April 26, 2005, and received the votes set forth below:
1.	All of the following persons nominated were elected to serve as directors and received the number of votes set opposite their respective names:

Names	For	Withheld
William G. Bowen, Ph.D.	1,719,045,407	136,552,194
Raymond V. Gilmartin	1,780,143,874	75,453,727
Rochelle B. Lazarus	1,806,995,552	48,602,049
Thomas E. Shenk, Ph.D.	1,808,404,258	47,193,343
Anne M. Tatlock	1,800,590,373	55,007,228
Samuel O. Thier, M.D.	1,794,325,235	61,272,366
Wendell P. Weeks	1,807,653,080	47,944,521
Peter C. Wendell	1,808,591,108	47,006,493
2.	A proposal to ratify the appointment of independent registered public accounting firm for 2005 received 1,823,736,466 votes FOR and 12,664,587 votes AGAINST, with 19,196,548 abstentions.
3.	A stockholder proposal concerning stock option awards received 131,647,746 votes FOR and 1,215,632,164 votes AGAINST, with 43,081,333 abstentions and 465,236,358 broker non-votes.
4.	A stockholder proposal concerning subjecting non-deductible executive compensation to shareholder vote received 93,514,638 votes FOR and 1,265,712,676 votes AGAINST, with 31,131,541 abstentions and 465,238,746 broker non-votes.
5.	A stockholder proposal concerning elimination of animal-based test methods received 34,673,393 votes FOR and 1,209,048,462 votes AGAINST, with 146,640,113 abstentions and 465,235,633 broker non-votes.

6.	A stockholder proposal concerning separating the roles of board chair and CEO received 635,030,523 votes FOR and 728,174,284 votes AGAINST, with 27,177,928 abstentions and 465,214,866 broker non-votes.
7.	A stockholder proposal concerning availability of Company products to Canadian wholesalers received 308,251,674 votes FOR and 948,609,205 votes AGAINST, with 130,280,260 abstentions and 468,456,462 broker non-votes.
8.	A stockholder proposal concerning use of shareholder resources for political purposes received 110,541,885 votes FOR and 1,149,541,401 votes AGAINST, with 130,453,900 abstentions and 465,060,415 broker non-votes.
9.	A stockholder proposal concerning a report related to the global HIV/AIDS-TB-Malaria pandemics received 113,455,283 votes FOR and 1,144,624,439 votes AGAINST, with 132,457,118 abstentions and 465,060,761 broker non-votes.
Item 6. Exhibits
Exhibits

Number	Description
3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (October 1, 2004) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended September 30, 2004

3.2	By-Laws of Merck & Co., Inc. (as amended effective May 24, 2005) — Incorporated by reference to Current Report on Form 8-K dated May 24, 2005

12	Computation of Ratios of Earnings to Fixed Charges

31.1	Rule 13a – 14(a)/15d — 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d — 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCK & CO., INC.

Date: August 8, 2005	/s/ Kenneth C. Frazier

KENNETH C. FRAZIER
Senior Vice President and General Counsel

Date: August 8, 2005	/s/ Richard C. Henriques

RICHARD C. HENRIQUES
Vice President, Controller

EXHIBIT INDEX

Number	Description
3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (October 1, 2004) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended September 30, 2004

3.2	By-Laws of Merck & Co., Inc. (as amended effective May 24, 2005) — Incorporated by reference to Current Report on Form 8-K dated May 24, 2005

12	Computation of Ratios of Earnings to Fixed Charges

31.1	Rule 13a – 14(a)/15d — 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d — 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer