Form 10-Q
period 2005-09-30
MERCK & CO INC
filed 2005-11-08
CIK 64978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File No. 1-3305
MERCK & CO., INC.
P. O. Box 100
One Merck Drive
Whitehouse Station, N.J. 08889-0100
(908) 423-1000

Incorporated in New Jersey	I.R.S. Employer Identification
No. 22-1109110
The number of shares of common stock outstanding as of the close of business on October 31, 2005:

Class	Number of Shares Outstanding:
Common Stock	2,186,632,422
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
Yes  ☑     No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No  ☑

Part I — Financial Information
Item 1. Financial Statements
MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF INCOME
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited, $ in millions except per share amounts)

	($ in millions)
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Sales	$5,416.2	$5,538.1	$16,246.0	$17,190.7

Costs, Expenses and Other

Materials and production	1,238.8	1,364.2	3,670.9	3,676.2

Marketing and administrative	1,741.2	1,752.9	5,109.8	4,980.5

Research and development	942.6	919.3	2,736.0	2,901.6

Equity income from affiliates	(480.1)	(307.1)	(1,130.5)	(722.3)

Other (income) expense, net	(24.7)	(4.2)	15.8	(240.0)

	3,417.8	3,725.1	10,402.0	10,596.0

Income Before Taxes	1,998.4	1,813.0	5,844.0	6,594.7

Taxes on Income	577.5	487.4	2,332.4	1,882.4

Net Income	$1,420.9	$1,325.6	$3,511.6	$4,712.3

Basic Earnings per Common Share	$.65	$.60	$1.60	$2.12

Earnings per Common Share Assuming Dilution	$.65	$.60	$1.59	$2.11

Dividends Declared per Common Share	$.38	$.38	$1.14	$1.12
The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
(Unaudited, $ in millions)

	September 30,	December 31,
	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$2,918.0	$2,878.8
Short-term investments	11,110.0	4,211.1
Accounts receivable	3,647.3	3,627.7
Inventories (excludes inventories of $742.5 in 2005 and $638.7 in 2004 classified in Other assets — see Note 4)	1,749.4	1,898.7
Prepaid expenses and taxes	640.6	858.9

Total current assets	20,065.3	13,475.2

Investments	1,236.8	6,727.1

Property, Plant and Equipment, at cost, net of allowance for depreciation of $8,974.2 in 2005 and $8,094.9 in 2004	14,606.2	14,713.7

Goodwill	1,085.7	1,085.7

Other Intangibles, net	553.9	679.2

Other Assets	6,283.1	5,891.9

	$43,831.0	$42,572.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loans payable and current portion of long-term debt	$2,192.5	$2,181.2
Trade accounts payable	475.2	421.4
Accrued and other current liabilities	4,993.2	5,288.1
Income taxes payable	3,668.4	3,012.3
Dividends payable	833.3	841.1

Total current liabilities	12,162.6	11,744.1

Long-Term Debt	5,124.7	4,691.5

Deferred Income Taxes and Noncurrent Liabilities	6,327.5	6,442.1

Minority Interests	2,437.8	2,406.9

Stockholders’ Equity
Common Stock
Authorized — 5,400,000,000 shares
Issued — 2,976,230,393 shares	29.8	29.8
Other paid-in capital	6,832.4	6,869.8
Retained earnings	37,629.2	36,626.3
Accumulated other comprehensive income (loss)	50.4	(45.9)

	44,541.8	43,480.0

Less treasury stock, at cost
786,554,557 shares — September 30, 2005
767,591,491 shares — December 30, 2004	26,763.4	26,191.8

Total stockholders’ equity	17,778.4	17,288.2

	$43,831.0	$42,572.8

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited, $ in millions)

	Nine Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,511.6	$4,712.3
Adjustments to reconcile net income to cash provided from operations:
Depreciation and amortization	1,202.2	1,051.3
Deferred income taxes	183.6	198.8
Other	46.3	552.1
Net changes in assets and liabilities	400.0	(83.2)

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,343.7	6,431.3

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(996.1)	(1,209.4)
Purchase of securities, subsidiaries and other investments	(88,103.8)	(52,770.5)
Proceeds from sale of securities, subsidiaries and other investments	86,616.0	52,218.0
Banyu acquisition	—	(12.7)
Other	(2.1)	(5.4)

NET CASH USED BY INVESTING ACTIVITIES	(2,486.0)	(1,780.0)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings	523.1	(558.0)
Proceeds from issuance of debt	1,000.0	405.1
Payments on debt	(1,014.2)	(10.5)
Purchase of treasury stock	(764.0)	(688.0)
Dividends paid to stockholders	(2,516.5)	(2,467.7)
Other	81.2	116.3

NET CASH USED BY FINANCING ACTIVITIES	(2,690.4)	(3,202.8)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(128.1)	17.4

NET INCREASE IN CASH AND CASH EQUIVALENTS	39.2	1,465.9

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,878.8	1,201.0

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,918.0	$2,666.9

The accompanying notes are an integral part of this consolidated financial statement.

Notes to Consolidated Financial Statements
1.	The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K.

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

In connection with the withdrawal, the Company recorded an unfavorable adjustment to net income of $552.6 million, or $.25 per share, in the third quarter 2004. The adjustment to pre-tax income was $726.2 million. Of this amount, $491.6 million related to estimated customer returns of product previously sold and was recorded as a reduction of Sales, $93.2 million related to write-offs of inventory held by the Company and was recorded in Materials and production expense, and $141.4 million related to estimated costs to undertake the withdrawal of the product and was recorded in Marketing and administrative expense. The tax benefit of this adjustment was $173.6 million, which reflects the geographical mix of Vioxx returns and the cost of the withdrawal. The adjustment did not include charges for future legal defense costs (see Note 6). As of the end of the second quarter 2005, the Vioxx withdrawal process was substantially complete and the costs associated with the withdrawal were in line with the original amounts estimated by the Company.

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

The effect on net income and earnings per common share if the Company had applied the fair value method for recognizing employee stock-based compensation is as follows:

	($ in millions)
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$1,420.9	$1,325.6	$3,511.6	$4,712.3
Compensation expense, net of tax:
Reported	7.7	2.2	21.8	12.5
Fair value method	(83.8)	(125.5)	(272.6)	(365.0)

Pro forma net income	$1,344.8	$1,202.3	$3,260.8	$4,359.8

Earnings per common share:
Basic — as reported	$.65	$.60	$1.60	$2.12
Basic — pro forma	$.61	$.54	$1.48	$1.96

Assuming dilution — as reported	$.65	$.60	$1.59	$2.11
Assuming dilution — pro forma	$.61	$.54	$1.48	$1.95

Notes to Consolidated Financial Statements (continued)
In accordance with the current accounting requirements, the Company recognizes pro-forma compensation expense for all employees, including retirement-eligible employees, over the vesting period for employee stock options. Upon the adoption of Financial Accounting Standard Board No. 123R, Share-Based Payment (FAS 123R), which is effective for the Company beginning January 1, 2006, compensation expense will be recognized immediately for awards granted to retirement-eligible employees or over the period from the grant date to the date retirement eligibility is achieved. This approach is known as the non-substantive vesting period approach. If the Company had been applying the non-substantive vesting period approach for stock options granted to retirement-eligible employees, the effect on pro forma earnings per share assuming dilution for all periods presented, as provided in the above table, would not have been significant.

4.	Inventories consisted of:

	($ in millions)
	September	December
	30, 2005	31, 2004
Finished goods	$412.4	$376.8
Raw materials and work in process	2,014.8	2,166.8
Supplies	85.7	94.7

Total (approximates current cost)	2,512.9	2,638.3
Reduction to LIFO cost for domestic inventories	(21.0)	(100.9)

	$2,491.9	$2,537.4

Recognized as:
Inventories	$1,749.4	$1,898.7
Other assets	742.5	638.7
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

Vioxx Litigation

Product Liability Lawsuits

As previously disclosed, federal and state product liability lawsuits involving individual claims, as well as putative class actions, have been filed against the Company with respect to Vioxx. As of September 30, 2005, the Company has been served or is aware that it has been named as a defendant in approximately 6,400 lawsuits, which include approximately 11,700 plaintiff groups, alleging personal injuries resulting from the use of Vioxx. Of these lawsuits, approximately 2,900 lawsuits representing approximately 6,300 plaintiff groups are or are slated to be in the federal MDL (discussed below) and approximately 2,750 lawsuits representing approximately 2,750 plaintiff groups are included in a coordinated proceeding in New Jersey Superior Court before Judge Carol E. Higbee. Certain of these lawsuits include allegations regarding gastrointestinal bleeding, cardiovascular events, thrombotic events or kidney damage. The Company has also been named as a defendant in approximately 160 putative class actions alleging personal injuries or seeking (i) medical monitoring as a result of the putative class members’ use of Vioxx, (ii) disgorgement of certain profits under common law unjust enrichment theories, and/or (iii) various remedies under state consumer fraud and fair business practice statutes, including recovering the cost of Vioxx purchased by individuals and third-party payors such as union health plans (all of the actions discussed in this paragraph are collectively referred to as the “Vioxx Product Liability Lawsuits”). The actions filed in the state courts of California, Texas, New Jersey, and Philadelphia, Pennsylvania, respectively, have been transferred to a single judge in each state for coordinated proceedings. In addition, on February 16, 2005, the Judicial Panel on Multidistrict Litigation (the “JPML”) transferred all Vioxx Product Liability Lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings. The MDL has been transferred to the United States District Court for the Eastern District of Louisiana before District Judge Eldon E. Fallon.

Notes to Consolidated Financial Statements (continued)

Judge Fallon has indicated that he intends to try four cases during the period November 2005 through the first half of 2006, one in each of the following categories: (i) heart attack with short term use; (ii) heart attack with long term use; (iii) stroke; and (iv) cardiovascular injury involving a prescription written after April 2002 when the labeling for Vioxx was revised to include the results of the VIGOR trial. On August 3, 2005, Judge Fallon issued an order setting the Evelyn Irvin Plunkett vs. Merck case as the first case to be tried in the MDL. The trial currently is scheduled to begin on November 29, 2005 in Houston, Texas and has been brought by Evelyn Irvin Plunkett, on behalf of her late husband Richard Irvin, Jr., who died from an apparent heart attack. Plaintiff alleges that Mr. Irvin took Vioxx for approximately one month and thus, this action falls within the category of heart attack with short term use. Judge Fallon has also scheduled three additional trials in the MDL which are currently scheduled to commence in February, March, and April 2006, respectively, although no determination has been made as to the order in which the second, third or fourth categories described above will be tried or the specific cases that will be tried after the Plunkett case. In addition, there are other state court trials currently scheduled in the next six months and beyond, including Zajicek vs. Merck and Guerra vs. Merck, each in Texas, in March and April 2006, respectively.

As previously disclosed, on August 19, 2005, in a trial in state court in Texas, the jury in Ernst vs. Merck reached a verdict in favor of the plaintiff and purported to award her a total of $253 million in compensatory and punitive damages. Under Texas law, the maximum amount that could be awarded to the plaintiff is capped at approximately $26 million. The Company intends to appeal this verdict after the completion of post-trial proceedings in the trial court. The Company believes that it has strong points to raise on appeal and is hopeful that the appeals process will correct the verdict. Since the Company believes that the potential for an unfavorable outcome is not probable, it has not established a reserve with respect to the verdict.

On November 3, 2005, in the case of Frederick and Mary Jackson Humeston vs. Merck & Co., Inc., Superior Court of New Jersey, Law Division, Atlantic County, a jury returned a verdict in favor of Merck on all counts. The case was the second Vioxx personal injury case to go to trial. Mr. Humeston, a 60-year old United States Postal employee from Idaho, alleged that he suffered a heart attack in September 2001 as a result of taking Vioxx. He sought compensatory and punitive damages. The jury of 6 women and 3 men found, by an 8 to 1 vote, that Merck did not fail to provide an adequate warning to prescribing physicians of an association between Vioxx and an increased risk of serious cardiovascular events prior to Mr. Humeston’s heart attack. The jury also unanimously found that Merck did not violate the New Jersey Consumer Fraud Act in marketing the drug to prescribing physicians.

Merck has entered into a tolling agreement (the “Tolling Agreement”) with the MDL Plaintiffs’ Steering Committee that establishes a procedure to halt the running of the statute of limitations (tolling) as to certain categories of claims allegedly arising from the use of Vioxx by non-New Jersey citizens. The Tolling Agreement applies to individuals who have not filed lawsuits and may or may not eventually file lawsuits and only to those claimants who seek to toll claims alleging injuries resulting from a thrombotic cardiovascular event that results in a myocardial infarction or ischemic stroke. The Tolling Agreement provides counsel additional time to evaluate potential claims. The Tolling Agreement requires any tolled claims to be filed in federal court. As of September 30, 2005, approximately 3,000 claimants had entered into Tolling Agreements.

In addition, as previously disclosed, on July 29, 2005, a New Jersey state trial court certified a nationwide class of third-party payors (such as unions and health insurance plans) that paid in whole or in part for the Vioxx used by their plan members or insureds. The named plaintiff in that case seeks recovery of certain Vioxx purchase costs (plus penalties) based on allegations that the purported class members paid more for Vioxx than they would have had they known of the product’s alleged risks. Merck believes that the class was improperly certified. The trial court’s ruling is procedural only; it does not address the merits of plaintiffs’ allegations, which the Company intends to defend vigorously. The New Jersey state Superior Court, Appellate Division, has accepted Merck’s appeal for a review of the class certification order on an expedited basis.

As previously reported, the Company has also been named as a defendant in separate lawsuits brought by the Attorneys General of Louisiana, Mississippi, and Texas. These actions allege that the Company misrepresented the safety of Vioxx and seek (i) recovery of the cost of Vioxx purchased or reimbursed by the state and its agencies; (ii) reimbursement of all sums paid by the state and its agencies for medical services for the treatment of persons injured by Vioxx; (iii) damages under various common law theories; and/or (iv) remedies under various state statutory theories, including state consumer fraud and/or fair business practices or Medicaid fraud statutes, including civil penalties.

Shareholder Lawsuits

As previously disclosed, in addition to the Vioxx Product Liability Lawsuits, a number of putative class action lawsuits were filed in late 2003 and early 2004 by several shareholders in the United States District Court for the Eastern District of Louisiana naming as defendants the Company and several current and former officers and directors of the Company. After the announcement of the voluntary worldwide withdrawal of Vioxx, the Company was named as a defendant in additional securities lawsuits filed in (or removed to) various federal courts. On February 23, 2005, the JPML transferred all of these securities lawsuits (the “Vioxx Securities Lawsuits”), along with related lawsuits discussed below, to the United States District Court for the District of New Jersey before District Judge Stanley R. Chesler for inclusion in a nationwide MDL for coordinated pretrial proceedings (the “Shareholder MDL”). Judge Chesler has consolidated the Vioxx Securities Lawsuits for all purposes. On June 9, 2005, plaintiffs in the Vioxx Securities Lawsuits filed a Fourth Consolidated and Amended Class Action Complaint superseding prior complaints

Notes to Consolidated Financial Statements (continued)
in the various cases (the “Complaint”). Plaintiffs request certification of a class of purchasers of Company stock between May 21, 1999 and October 29, 2004. The Complaint, which names additional current and former officers and directors of the Company, alleges that the defendants made false and misleading statements regarding Vioxx in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified compensatory damages and the costs of suit, including attorneys’ fees. The Complaint also asserts a claim under Section 20A of the Securities and Exchange Act against certain defendants relating to their sales of Merck stock. In addition, the Complaint includes allegations under Sections 11, 12 and 15 of the Securities Act of 1933 that certain defendants made incomplete and misleading statements in a registration statement and certain prospectuses filed in connection with the Merck Stock Investment Plan, a dividend reinvestment plan. Defendants have filed a motion to dismiss the Complaint, which is pending.

As previously disclosed, on August 15, 2005, a complaint was filed in Oregon state court by the State of Oregon through the Oregon state treasurer on behalf of the Oregon Public Employee Retirement Fund against the Company and certain current and former officers and directors. The complaint, which was brought under Oregon securities law, alleges that plaintiff has suffered damages in connection with its purchases of Merck common stock at artificially inflated prices due to the Company’s alleged violations of law related to disclosures about Vioxx. The Company has removed this lawsuit to the U.S. District Court for the District of Oregon, and the JPML has conditionally ordered it to be transferred to the Shareholder MDL. Plaintiff has filed a motion to remand the case to state court, which is pending.

As previously disclosed, in March 2004, two shareholder derivative actions were filed in the United States District Court for the Eastern District of Louisiana naming the Company as a nominal defendant and certain members of the Board (past and present), together with certain executive officers, as defendants. The complaints arise out of substantially the same factual allegations that are made in the Vioxx Securities Lawsuits. The derivative suits, which are purportedly brought to assert rights of the Company, assert claims against the Board members and officers for breach of fiduciary duty, waste of corporate assets, unjust enrichment, abuse of control and gross mismanagement. After the withdrawal of Vioxx, additional shareholder derivative actions making similar allegations were filed in the New Jersey Superior Court for Hunterdon County and in the United States District Court for the District of New Jersey (all of the actions discussed in this paragraph are collectively referred to as the “Vioxx Derivative Lawsuits”). On February 23, 2005, the JPML transferred the Vioxx Derivative Lawsuits pending in federal court to the Shareholder MDL. Judge Chesler has consolidated the Vioxx Derivative Lawsuits for all purposes. On June 20, 2005, the federal derivative plaintiffs filed a Verified Consolidated Shareholders’ Derivative Complaint superseding prior complaints in the various cases. Defendants have filed a motion to dismiss this complaint, which is pending. In addition, the Vioxx Derivative Lawsuits pending in New Jersey Superior Court have been consolidated and transferred to Judge Higbee in Atlantic County, and on April 29, 2005, state plaintiffs filed a superseding Verified Consolidated Amended Shareholder Derivative Complaint. Defendants have moved to stay the state court proceedings during the pendency of the federal Vioxx Derivative Lawsuits; that motion is pending.

As previously disclosed, on October 29, 2004, two individual shareholders made a demand on the Board to take legal action against Mr. Raymond Gilmartin, former Chairman, President and Chief Executive Officer and other individuals for allegedly causing damage to the Company with respect to the allegedly improper marketing of Vioxx. In response to that demand letter, the Board of Directors determined at its November 23, 2004 meeting that the Board would take the shareholders’ request under consideration and it remains under consideration.

In addition, as previously disclosed, after the announcement of the voluntary worldwide withdrawal of Vioxx, putative class actions were filed against the Company and certain current and former officers and directors of the Company in the United States District Court for the Eastern District of Louisiana and in the United States District Court for the District of New Jersey (the “Vioxx ERISA Lawsuits” and, together with the Vioxx Securities Lawsuits and the Vioxx Derivative Lawsuits, the “Vioxx Shareholder Lawsuits”) on behalf of certain of the Company’s current and former employees who are participants in certain of the Company’s retirement plans asserting claims under the Employee Retirement Income Security Act (“ERISA”). The lawsuits make similar allegations to the allegations contained in the Vioxx Securities Lawsuits and claim that the defendants breached their duties as plan fiduciaries.

On February 23, 2005, the JPML transferred all Vioxx ERISA Lawsuits to the Shareholder MDL. Judge Chesler has consolidated the Vioxx ERISA Lawsuits for all purposes. A consolidated and amended complaint was filed in the Vioxx ERISA Lawsuits on August 2, 2005. Defendants have filed a motion to dismiss this complaint, which is pending.

International Lawsuits

As previously disclosed, in addition to the lawsuits discussed above, the Company has been named as a defendant in litigation relating to Vioxx in various countries (collectively, the “Vioxx Foreign Lawsuits”) in Europe, Canada, Brazil, Australia, Turkey, and Israel.

Notes to Consolidated Financial Statements (continued)
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

As previously disclosed, the Company’s upper level excess insurers (which provide excess insurance potentially applicable to all of the Vioxx Lawsuits) have commenced an arbitration seeking, among other things, to cancel those policies, to void all of their obligations under those policies and to raise other coverage issues with respect to the Vioxx Lawsuits. Merck intends to contest vigorously the insurers’ claims and will attempt to enforce its rights under applicable insurance policies. The amounts actually recovered under the policies discussed in this section may be less than the amounts specified in the preceding paragraph.

Investigations

As previously disclosed, in November 2004, the Company was advised by the staff of the Securities and Exchange Commission (the “SEC”) that it was commencing an informal inquiry concerning Vioxx. On January 28, 2005, the Company announced that it received notice that the SEC issued a formal notice of investigation. Also, the Company received a subpoena from the U.S. Department of Justice (the “DOJ”) requesting information related to the Company’s research, marketing and selling activities with respect to Vioxx in a federal health care investigation under criminal statutes. There are also ongoing investigations by certain Congressional committees. Also, as previously disclosed, the District Attorney’s Office in Munich, Germany notified the Company’s subsidiary in Germany that it received complaints and commenced an investigation in order to determine whether any criminal charges should be brought in Germany concerning Vioxx. As previously disclosed, the Company’s U.K. subsidiary has been notified by the Medicines and Healthcare Products Regulatory Agency in the United Kingdom (the “MHRA”) of an investigation by the MHRA of compliance by the Company with European Union (“EU”) adverse experience reporting requirements in connection with Vioxx. In addition, the Prosecutor’s Office in Zurich, Switzerland and Bochum, Germany are each conducting an investigation in order to determine whether any criminal charges should be brought concerning Vioxx. The Company is cooperating with these governmental entities in their respective investigations (the “Vioxx Investigations”). The Company cannot predict the outcome of these inquiries; however, they could result in potential civil and/or criminal dispositions.

Reserves

The Company currently anticipates that one additional Vioxx Product Liability Lawsuit will go to trial in the fourth quarter of 2005 and other Vioxx Product Liability Lawsuits will be tried in 2006. The Company cannot predict the timing of any trials with respect to the Vioxx Shareholder Lawsuits. The Company believes that it has meritorious defenses to the Vioxx Lawsuits and will vigorously defend against them. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek indeterminate damages, the Company is unable to predict the outcome of these matters, and at this time cannot reasonably estimate the possible loss or range of loss with respect to the Vioxx Lawsuits. The Company has not established any reserves for any potential liability relating to the Vioxx Lawsuits or the Vioxx Investigations (collectively the “Vioxx Litigation”).

As of December 31, 2004, the Company had established a reserve of $675 million solely for its future legal defense costs related to the Vioxx Litigation. This reserve was based on certain assumptions and was the minimum amount that the Company believed that it could reasonably estimate would be spent over a multi-year period. Some of the significant factors that were considered in the establishment of the reserve for the Vioxx Litigation were as follows: the actual costs incurred by the Company up to that time; the development of the Company’s legal defense strategy

Notes to Consolidated Financial Statements (continued)
and structure in light of the expanded scope of the Vioxx Litigation; the number of cases being brought against the Company; and the anticipated timing, progression, and related costs of pre-trial activities and trials in the Vioxx Product Liability Lawsuits. Based on the progression of cases and the level of spending to date, the Company did not increase the Vioxx legal defense reserve as of the end of the third quarter. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves. There are events, such as the scheduled trials discussed above, that are expected to occur in the near term that may have an impact on the Company’s conclusions as to the adequacy of the reserves for legal defense costs.

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

As previously disclosed, the Company has been named as a defendant in antitrust cases in federal court in Minnesota and in state court in California, each alleging an unlawful conspiracy among different sets of pharmaceutical manufacturers to protect high prices in the United States by impeding importation into the United States of lower-priced pharmaceuticals from Canada. The court dismissed the federal claims in the Minnesota case with prejudice and the plaintiffs have filed a Notice of Appeal. The state claims in that action were dismissed without prejudice.

As previously disclosed, a suit in federal court in Alabama by two providers of health services to needy patients alleges that 15 pharmaceutical companies overcharged the plaintiffs and a class of those similarly situated, for pharmaceuticals purchased by the plaintiffs under the program established by Section 340B of the Public Health Service Act. The Company and the other defendants filed a motion to dismiss the complaint on numerous grounds which was recently denied by the court.

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

Notes to Consolidated Financial Statements (continued)
the Medicaid Best Price scheme related to such arrangements. The Company intends to vigorously defend against this lawsuit.

Governmental Proceedings

As previously disclosed, the Company has received a subpoena from the DOJ in connection with its investigation of the Company’s marketing and selling activities. The Company has also reported that it has received a Civil Investigative Demand (“CID”) from the Attorney General of Texas regarding the Company’s marketing and selling activities relating to Texas. Recently, the Company received another CID from the Attorney General of Texas asking for additional information regarding the Company’s marketing and selling activities related to Texas, including with respect to certain of its nominal pricing programs. In April 2004, the Company received a subpoena from the office of the Inspector General for the District of Columbia in connection with an investigation of the Company’s interactions with physicians in the District of Columbia, Maryland, and Virginia. In November 2004, the Company received a letter request from the DOJ in connection with its investigation of the Company’s pricing of Pepcid. In September 2005, the Company received a subpoena from the Illinois Attorney General. The subpoena seeks information related to repackaging of prescription drugs.

As previously disclosed, the Company has received a letter from the DOJ advising it of the existence of a qui tam complaint alleging that the Company violated certain rules related to its calculations of best price and other federal pricing benchmark calculations, certain of which may affect the Company’s Medicaid rebate obligation.

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

Vaccine Litigation

As previously disclosed, the Company is a party in claims brought under the Consumer Protection Act of 1987 in the United Kingdom, which allege that certain children suffer from a variety of conditions as a result of being vaccinated with various bivalent vaccines for measles and rubella and/or trivalent vaccines for measles, mumps and rubella, including the Company’s M-M-R II. The conditions include autism, with or without inflammatory bowel disease, epilepsy, diabetes, encephalitis, encephalopathy, deafness, chronic fatigue syndrome and transverse myelitis. In early September 2003, the Legal Services Commission (the “LSC”) announced its decision to withdraw public funding of the litigation brought by the claimants. This decision was confirmed on appeal by the Funding Review Committee (“FRC”) on September 30, 2003. The claimants’ application for judicial review of the decision to withdraw public funding was dismissed in February 2004 and the April 2004 trial date was vacated. The lead claimants have decided not to apply to the Court of Appeal for permission to appeal the decision. As a result, legal aid for all lead claimants has now been discharged. The non-lead claimants were subject to a “show cause” procedure to withdraw legal aid unless the claimants could show cause as to why it should not be withdrawn. The FRC heard 37 of the “show cause” appeals by the non-lead claimants in October 2004. The appeals involving autism (26) were unsuccessful, but funding was reinstated for 11 appeals involving other non-autism conditions, such as epilepsy, deafness, encephalitis and transverse myelitis. In light of the 11 successful appeals, the LSC reconsidered the cases of some other claimants and, to date, funding has been reinstated in approximately 35 non-lead, non-autism cases against the Company, in most cases to the limited extent necessary to allow solicitors to provide a report on the individual cases to the LSC. As a result of the judge’s ruling following a case management hearing, approximately 530 cases against the Company have been brought to an end. There are now 45 claimants

Notes to Consolidated Financial Statements (continued)
proceeding or intending to proceed against the Company. The Company will vigorously defend against these lawsuits.

As previously disclosed, the Company is also a party to individual and class action product liability lawsuits and claims in the United States involving pediatric vaccines (e.g., hepatitis B vaccine) that contained thimerosal, a preservative used in vaccines. Merck has not distributed thimerosal-containing pediatric vaccines in the United States since the fall of 2001. As of September 30, 2005, there were approximately 285 active thimerosal related lawsuits with approximately 800 plaintiffs. Other defendants include vaccine manufacturers who produced pediatric vaccines containing thimerosal as well as manufacturers of thimerosal. In these actions, the plaintiffs allege, among other things, that they have suffered neurological injuries as a result of exposure to thimerosal from pediatric vaccines. Two state court cases and two Federal District Court cases were scheduled for trial in 2005. All of these cases have been dismissed. Certain of the dismissals have been appealed. Currently, one case is set for trial in 2006. The Company will vigorously defend against these lawsuits; however, it is possible that unfavorable outcomes could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

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

The Company and AstraZeneca received notice in October 2005 that Ranbaxy Laboratories Limited (“Ranbaxy”) has filed an ANDA for esomeprazole magnesium. The ANDA contains Paragraph IV challenges to patents on Nexium. The Company and AstraZeneca are evaluating Ranbaxy’s notice. The Company and AstraZeneca have 45 days within which to commence a patent infringement lawsuit against Ranbaxy that would automatically stay FDA approval of Ranbaxy’s ANDA for 30 months or until an adverse court decision, if any, whichever may occur earlier.

A trial in the United States with respect to the alendronate daily product concluded in November 2001. In November 2002, a decision was issued by the U.S. District Court in Delaware finding the Company’s patent valid and infringed. On October 30, 2003, the U.S. Court of Appeals for the Federal Circuit affirmed the validity and infringement of the Company’s basic U.S. patent covering the use of alendronate in any form. On January 28, 2005, the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. found the Company’s patent claims for once-weekly administration of Fosamax to be invalid. Based on the Court of Appeals’ decision, Fosamax will lose its market exclusivity in the United States in February 2008 and the Company expects a decline in U.S. Fosamax sales at that time. As previously reported, on October 17, 2005, Merck was notified that the U.S. Supreme Court would not review the Court of Appeals’ decision.

Notes to Consolidated Financial Statements (continued)
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

In January 2003, the High Court of Justice for England and Wales held that patents of the Company protecting the alendronate daily and weekly products were invalid in the United Kingdom. On November 6, 2003, the Court of Appeals of England and Wales affirmed the ruling by the High Court of Justice for England and Wales. European countries permit companies seeking approval of a generic product to reference data of the innovative product in certain circumstances under data exclusivity regulations. The High Court of Justice has affirmed the decision of the UK regulatory authority that its data for weekly alendronate may be referenced by companies seeking approval of generic weekly alendronate products. The Company has filed an appeal of a grant by the Swedish regulatory authority of approval of generic weekly alendronate products which referenced the Company’s data on weekly alendronate for their approval.

As previously announced by the Company, on July 20, 2004, the Opposition Division (the “Opposition Division”) of the European Patent Office (the “EPO”) rendered an oral decision to revoke the Company’s patent in Europe that covers the once-weekly administration of alendronate. On August 19, 2004, the written opinion was issued confirming the oral decision revoking the Company’s patent. On September 16, 2004, the Company filed an appeal of this decision. A decision on this appeal is expected in 2006. The Company is defending the alendronate weekly product in other major European markets based on other patents.

On October 5, 2004, in an action in Australia challenging the validity of the Company’s Australian patent for the once-weekly administration of alendronate, the patent was found to be invalid. The Company has appealed the decision.

In addition, as previously disclosed, in Japan a proceeding has been filed challenging the validity of the Company’s Japanese patent for the once-weekly administration of alendronate.

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

As previously disclosed, on July 6, 2004, the United States District Court for the District of New Jersey granted a motion by the Company, Medco Health Solutions, Inc. (“Medco Health”) and certain officers and directors to dismiss a purported class action complaint involving claims related to the Company’s revenue recognition practice for retail co-payments paid by individuals to whom Medco Health provides pharmaceutical benefits as well as other allegations. The complaint was dismissed with prejudice. On August 20, 2004, the same court granted the Company’s motion to dismiss with prejudice a related shareholder derivative action. Plaintiffs in both actions have

Notes to Consolidated Financial Statements (continued)
appealed the decisions. A hearing on those appeals was held on September 29, 2005 and the Company is awaiting a decision.

As previously disclosed, prior to the spin-off of Medco Health, the Company and Medco Health agreed to settle, on a class action basis, a series of lawsuits asserting violations of ERISA (the “Gruer Cases”). The Company, Medco Health and certain plaintiffs’ counsel filed the settlement agreement with the federal district court in New York, where cases commenced by a number of plaintiffs, including participants in a number of pharmaceutical benefit plans for which Medco Health is the pharmacy benefit manager, as well as trustees of such plans, have been consolidated. Medco Health and the Company agreed to the proposed settlement in order to avoid the significant cost and distraction of prolonged litigation. The proposed class settlement has been agreed to by plaintiffs in five of the cases filed against Medco Health and the Company. Under the proposed settlement, the Company and Medco Health have agreed to pay a total of $42.5 million, and Medco Health has agreed to modify certain business practices or to continue certain specified business practices for a period of five years. The financial compensation is intended to benefit members of the settlement class, which includes ERISA plans for which Medco Health administered a pharmacy benefit at any time since December 17, 1994. The district court held hearings to hear objections to the fairness of the proposed settlement and approved the settlement in 2004, but has not yet determined the number of class member plans that have properly elected not to participate in the settlement. The settlement becomes final only if and when all appeals have been resolved. Three notices of appeal were filed and the appellate court heard oral argument in May 2005. The appellate court has not yet decided the appeals. Currently, certain class member plans have indicated that they will not participate in the settlement. Cases initiated by three such plans and two individuals remain pending in the Southern District of New York. Plaintiffs in these cases have asserted claims based on ERISA as well as other federal and state laws that are the same as or similar to the claims that had been asserted by settling class members in the Gruer Cases. The Company and Medco Health are named as defendants in these cases.

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

7.	As previously disclosed, in October 2004, the American Jobs Creation Act of 2004 (the AJCA) was signed into law. The AJCA creates temporary incentives for U.S. multinationals to repatriate accumulated income earned outside the United States as of December 31, 2002. In accordance with the AJCA, the Company will repatriate $15 billion during 2005. The Company recorded an income tax charge of $740 million in Taxes on Income in the second quarter related to this repatriation. This charge was partially offset by a $100 million benefit associated with a decision to implement certain tax planning strategies.

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

Notes to Consolidated Financial Statements (continued)
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

9.	The Company has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. The net cost of such plans consisted of the following components:

	($ in millions)
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Service Cost	$81.0	$73.1	$242.1	$225.7
Interest Cost	77.6	70.2	234.8	214.1
Expected return on plan assets	(99.2)	(93.1)	(300.4)	(274.8)
Net amortization	37.9	37.2	114.5	97.2
Settlements	—	17.3	—	17.3
Termination Benefits	5.6	6.4	10.2	13.5

	$102.9	$111.1	$301.2	$293.0

The Company provides medical, dental and life insurance benefits, principally to its eligible U.S. retirees and similar benefits to their dependents, through its other postretirement benefits plans. The net cost of such plans consisted of the following components:

	($ in millions)
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Service Cost	$22.1	$20.8	$66.2	$61.6
Interest Cost	26.3	25.6	79.1	76.1
Expected return on plan assets	(25.8)	(22.2)	(77.5)	(61.0)
Net amortization	5.4	6.5	16.2	20.9
Curtailments	—	—	—	(12.3)
Termination Benefits	0.8	1.0	1.6	2.5

	$28.8	$31.7	$85.6	$87.8

While the Company is recognizing the federal subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) in accordance with current accounting requirements, it will continue to evaluate the Act and regulations that follow to determine the optimal approach to incorporating the impact of the Act.

The Company changed participant contributions and the service recognized for eligibility for certain of its other postretirement benefit plans in 2004. These amendments generated curtailment gains of $12.3 million for the nine month period ended September 30, 2004.

The Company expects contributions to its defined benefit pension plans to total $515.0 million during 2005.

The Company recorded termination charges for the three and nine month periods ended September 30, 2005 of $5.6 million and $10.2 million, respectively, on its pension plans and $0.8 million and $1.6 million, respectively, on its other postretirement benefit plans. For the three and nine month periods ended September 30, 2004 the charges were $6.4 million and $13.5 million, respectively, on its pension plans and $1.0 million and $2.5 million, respectively, on its other postretirement benefits plans. These termination charges relate to expanded eligibility for certain employees associated with ongoing global position eliminations.

Notes to Consolidated Financial Statements (continued)
In addition, the Company recorded a settlement charge of $17.3 million in the third quarter of 2004 on certain of its domestic pension plans resulting from employees electing to receive their pension benefits as lump sum payments.
10.	Other (income) expense, net, consisted of:

	($ in millions)
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Interest income	$(122.3)	$(75.7)	$(314.8)	$(209.8)
Interest expense	99.6	72.4	277.2	216.8
Exchange (gains)/losses	(7.4)	2.8	(16.5)	9.9
Minority interests	30.9	37.6	91.6	114.0
Other, net	(25.5)	(41.3)	(21.7)	(370.9)

	$(24.7)	$(4.2)	$15.8	$(240.0)

The change in Other, net for the nine months ended September 30, 2005, reflects the inclusion in 2004 of a $176.8 million gain on the sale of the Company’s 50-percent equity stake in its European joint venture with Johnson & Johnson as well as realized gains on the Company’s investment portfolios.

Interest paid for the nine months ended September 30, 2005 and 2004 was $288.2 million and $238.1 million, respectively.

11.	The weighted average common shares used in the computations of basic earnings per common share and earnings per common share assuming dilution (shares in millions) are as follows:

	($ in millions)
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Average common shares outstanding	2,194.0	2,218.5	2,200.9	2,220.7
Common shares issuable(1)	3.0	7.7	3.4	8.8

Average common shares outstanding assuming dilution	2,197.0	2,226.2	2,204.3	2,229.5

(1)	Issuable primarily under stock-based compensation plans.
For the three and nine months ended September 30, 2005 and 2004, 247.5 million and 222.5 million, respectively, common shares issuable under the Company’s stock-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.

12.	Comprehensive income for the three months ended September 30, 2005 and 2004, representing all changes in stockholders’ equity during the period other than changes resulting from the Company’s stock, was $1,466.0 million and $1,367.5 million, respectively. Comprehensive income for the nine months ended September 30, 2005 and 2004 was $3,607.9 million and $4,639.1 million, respectively.

13.	The Company’s operations are principally managed on a products basis. The Merck Pharmaceutical segment includes products marketed either directly or through joint ventures. These products consist of therapeutic and preventive agents, sold by prescription, for the treatment of human disorders. Other segment revenues include non-reportable human and animal health segments.

Notes to Consolidated Financial Statements (continued)
Revenues and profits for these segments are as follows:

	($ in millions)
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Segment revenues:
Merck Pharmaceutical	$5,054.6	$5,161.7	$15,293.1	$16,201.5
Other segment revenues	351.8	318.8	845.4	815.7

	$5,406.4	$5,480.5	$16,138.5	$17,017.2

Segment profits:
Merck Pharmaceutical	$3,266.1	$3,070.7	$9,663.4	$10,273.8
Other segment profits	378.9	374.4	883.5	870.8

	$3,645.0	$3,445.1	$10,546.9	$11,144.6

A reconciliation of total segment revenues to consolidated sales is as follows:

	($ in millions)
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Segment revenues	$5,406.4	$5,480.5	$16,138.5	$17,017.2
Other revenues	9.8	57.6	107.5	173.5

	$5,416.2	$5,538.1	$16,246.0	$17,190.7

Other revenues are primarily comprised of miscellaneous corporate revenues, sales related to divested products or businesses and other supply sales.
Net sales by category of the Company’s products were as follows:

	($ in millions)
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Atherosclerosis	$1,054.3	$1,226.4	$3,320.4	$3,906.9
Hypertension/heart failure	919.2	895.6	2,806.7	2,676.6
Osteoporosis	777.3	777.7	2,401.9	2,328.7
Respiratory	692.5	625.7	2,157.1	1,891.2
Anti-bacterial/anti-fungal	360.0	304.9	1,089.2	859.9
Vaccines/biologicals	338.4	297.8	809.5	750.2
Ophthalmologicals	192.3	178.2	557.0	525.2
Urology	185.9	179.8	549.1	539.1
Human immunodeficiency virus (HIV)	91.2	64.9	258.5	193.4
Anti-inflammatory/analgesics	63.9	250.0	206.7	1,687.0
Other	741.2	737.1	2,089.9	1,832.5

	$5,416.2	$5,538.1	$16,246.0	$17,190.7

Notes to Consolidated Financial Statements (continued)
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
     A reconciliation of segment profits to total income from continuing operations before taxes is as follows:

	($ in millions)
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Segment profits	$3,645.0	$3,445.1	$10,546.9	$11,144.6
Other profits	17.3	(24.4)	129.4	0.2
Adjustments	170.1	112.3	419.9	346.1
Unallocated:
Interest income	122.3	75.7	314.8	209.8
Interest expense	(99.6)	(72.4)	(277.2)	(216.8)
Equity income from affiliates	68.0	21.9	141.7	82.0
Depreciation and amortization	(386.3)	(312.1)	(1,086.3)	(936.1)
Research and development	(942.6)	(919.3)	(2,736.0)	(2,901.6)
Other expenses, net	(595.8)	(513.8)	(1,609.2)	(1,133.5)

	$1,998.4	$1,813.0	$5,844.0	$6,594.7

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary
Earnings per share (EPS) for the third quarter of 2005 were $0.65, compared to $0.60 for the third quarter of 2004. Net income was $1,420.9 million, compared to $1,325.6 million in the third quarter of last year. Worldwide sales were $5.4 billion for the quarter, compared to $5.5 billion for the third quarter of 2004.
Total sales decreased 2% for the quarter, which reflects a decrease of 3% related to the Vioxx withdrawal, offset by other revenue growth of 1%. This growth reflects a 1% favorable effect from foreign exchange and a 1% favorable effect from price changes, partially offset by a 1% volume decline.
For the first nine months of 2005, EPS were $1.59, including the impact of a $640 million net tax charge ($0.29 per share) recorded in the second quarter (see Note 7). Excluding the impact of the net tax charge, EPS for the first nine months of 2005 were $1.88. Net income was $3,511.6 million and worldwide sales were $16.2 billion for the first nine months of 2005. Total sales decreased 5% for the first nine months, which reflects a decrease of 9% related to the Vioxx withdrawal, offset by other revenue growth of 4%. This growth reflects a 2% favorable effect from foreign exchange and a 1% favorable effect from price changes as well as a 1% volume increase.
The Company’s gross margin was 77.1% in the third quarter of 2005 as compared to 75.4% in the third quarter of 2004 and 77.4% compared to 78.6% for the respective nine-month period ended September 30, 2005, reflecting the impact of changes in the product mix.
Marketing and administrative expenses decreased 1% as compared to the third quarter of 2004. Excluding the Vioxx withdrawal costs of $141.4 million recorded in the third quarter 2004 as well as costs relating to ongoing global position eliminations of $79.8 million in the third quarter 2005 and $34.5 million in the third quarter 2004, marketing and administrative costs increased 5% for the quarter. The increase reflects activities required to prepare for the launch of four new investigational vaccines and maintaining activities in support of Merck’s in-line products. For the nine-month period ended September 30, 2005, marketing and administrative expenses increased 3%. Excluding the Vioxx withdrawal costs of $141.4 million recorded in 2004 as well as costs relating to ongoing global position eliminations of $95.3 million in 2005 and $89.1 million in 2004, marketing and administrative costs increased 6% for the nine-month period.
Research and development expenses were $942.6 million during the third quarter, a 3% increase from the third quarter of 2004. For the nine months ended September 30, 2005, research and development expenses were 6% below the comparable period in the prior year, which reflects the impact of $225.0 million of licensing expense for initial payments resulting primarily from the collaborations with Bristol-Myers Squibb (BMS) and H. Lundbeck A/S, as well as $125.5 million for acquired research expense from the acquisition of Aton Pharma, Inc. in 2004, and a 7% increase in other research and development activities in the first nine months of 2005.
The change in Other (income) expense, net for the nine month period ended September 30, 2005 reflects the inclusion in 2004 of a $176.8 million gain on the sale of the Company’s 50-percent equity stake in its European joint venture with Johnson & Johnson as well as realized gains on the Company’s investment portfolios.
The effective tax rate was 28.9% and 39.9%, respectively, for the three and nine month periods ended September 30, 2005. Included in the nine month period was a net charge of $640 million, which included a $740 million charge related to the decision to repatriate $15 billion of foreign earnings in accordance with the American Jobs Creation Act of 2004 (AJCA), partially offset by a $100 million benefit associated with a decision to implement certain tax planning strategies. This net tax charge resulted in an increase of 10.9 percentage points to the effective tax rate for the nine month period.

Sales
Net sales by category of the Company’s products were as follows:

	($ in millions)
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Atherosclerosis	$1,054.3	$1,226.4	$3,320.4	$3,906.9
Hypertension/heart failure	919.2	895.6	2,806.7	2,676.6
Osteoporosis	777.3	777.7	2,401.9	2,328.7
Respiratory	692.5	625.7	2,157.1	1,891.2
Anti-bacterial/anti-fungal	360.0	304.9	1,089.2	859.9
Vaccines/biologicals	338.4	297.8	809.5	750.2
Ophthalmologicals	192.3	178.2	557.0	525.2
Urology	185.9	179.8	549.1	539.1
Human immunodeficiency virus (HIV)	91.2	64.9	258.5	193.4
Anti-inflammatory/analgesics	63.9	250.0	206.7	1,687.0
Other	741.2	737.1	2,089.9	1,832.5

	$5,416.2	$5,538.1	$16,246.0	$17,190.7

Sales by individual therapeutic class are presented net of discounts and returns. The provision for discounts includes indirect customer discounts that occur when a contracted customer purchases directly through an intermediary wholesale purchaser, known as chargebacks, as well as indirectly in the form of rebates owed based upon definitive contractual agreements or legal requirements with private sector and public sector (Medicaid) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. These discounts, in the aggregate, reduced revenues by $1,245.7 million and $981.2 million for the three month period ended September 30, 2005 and 2004, respectively, and by $3,406.7 million and $3,008.5 million for the nine months ended September 30, 2005 and 2004, respectively. In the preceding table, Anti-inflammatory/analgesics includes sales of Vioxx prior to its voluntary worldwide withdrawal in September 2004. Other primarily includes sales of other human pharmaceuticals, pharmaceutical and animal health supply sales to the Company’s joint ventures and revenue from the Company’s relationship with AstraZeneca LP (AZLP). In connection with the distribution program for U.S. wholesalers, implemented in 2003, inventory levels at key wholesalers for each of the Company’s major products are generally less than a month.
Worldwide sales of the Company’s respiratory product Singulair, a once-a-day oral medicine indicated for the treatment of chronic asthma and the relief of symptoms of allergic rhinitis, were strong, reaching $692.5 million for the third quarter and representing growth of 11% as compared to the third quarter of 2004. Sales for the first nine months were $2.2 billion, a 14% increase over the comparable 2004 period.
In August, Merck announced that the U.S. Food and Drug Administration (FDA) had approved Singulair for the relief of symptoms of perennial allergic rhinitis (PAR), or indoor allergies, in adults and children six months of age and older. A convenient once-a-day tablet, Singulair has been proven to help relieve a broad range of indoor and outdoor allergy symptoms for up to 24 hours.
Global sales of Merck’s antihypertensive medicines, Cozaar and Hyzaar*, remained solid, reaching $751.4 million for the third quarter, representing growth of 6% as compared to the third quarter of 2004. Sales for the first nine months were $2.3 billion, a 9% increase over the comparable 2004 period.
Cozaar and Hyzaar belong to the Angiotension II Antagonist (AIIA) class, which remains the fastest growing class in the antihypertensive market. The AIIA class grew at 9.8% over the same period last year in the U.S. Cozaar/Hyzaar remained the number one branded AIIA in Europe and number two branded AIIA in the United States in the third quarter. In early October, the FDA approved a new tablet, Hyzaar 100-12.5 mg, a new dosage offering the once-daily efficacy of Cozaar 100mg with a low-dose diuretic. On October 21, Hyzaar 100-12.5 mg tablets became available.

* COZAAR and HYZAAR are registered trademarks of E.I. DuPont de Nemours & Company, Wilmington, Delaware.

Fosamax remained the most-prescribed medicine worldwide for the treatment of postmenopausal, male and glucocorticoid-induced osteoporosis. Fosamax Plus D, a new product that provides the proven power of Fosamax to reduce the risk of both hip and spine fractures plus the assurance of providing vitamin D consistent with the recommended guidelines, became available in the United States earlier this year. On August 25, the European Commission granted marketing authorization for this product, which is known in Europe as Fosavance. Generic alendronate is currently being sold in certain European markets including the United Kingdom and Germany. The Company has ongoing litigation in certain of those European countries based on the Company’s alendronate patents.
Additionally, new one-year extension results of the U.S. FACT (Fosamax Actonel Comparison Trial) study showed that Fosamax delivered significantly greater increases in bone mineral density (BMD) at both the hip and spine than risedronate over two years. The increases in BMD seen with Fosamax were even greater compared to risedronate at year two than at year one. After two years, Fosamax also delivered superior reductions in bone turnover than risedronate, with a significantly greater effect after only three months of treatment.
Global sales for the franchise reached $777.3 million during the third quarter, which was comparable to the third quarter of 2004. Sales for the first nine months were $2.4 billion, a 3% increase compared to the first nine months of 2004.
As previously reported, on October 17, Merck was notified that the U.S. Supreme Court would not review the previous court ruling where its claims regarding the patent covering once-weekly administration of Fosamax were found to be invalid. As a result, the earliest date for marketing of any generic alendronate in the United States continues to be February 2008.
Zocor, Merck’s statin for modifying cholesterol, achieved worldwide sales of $1.0 billion in the third quarter, representing a decrease of 14% over the third quarter of 2004. Sales for the first nine months were $3.3 billion, a 15% decrease over the comparable 2004 period.
Sales of Merck’s other promoted medicines and vaccines were $1.6 billion for the third quarter, representing growth of 10% as compared with the third quarter of 2004. Sales for the first nine months were $4.4 billion, a 10% increase over the comparable 2004 period. These products treat or prevent a broad range of medical conditions, including infectious disease, glaucoma, benign prostate enlargement, migraine, arthritis and pain.
On September 6, the FDA approved ProQuad, a vaccine to help protect children against measles, mumps, rubella and chickenpox in a single injection. ProQuad combines two well-established Merck vaccines — M-M-R II and Varivax — and builds on the tradition of these Merck vaccines in helping to protect children against these four potentially serious diseases.
Merck’s vaccine for hepatitis A, Vaqta, was approved by the FDA in August for use in children 12 months of age and older. Previously, Vaqta was approved for use in people two years of age and older.
Global sales of Zetia and Vytorin, both of which are developed and marketed by the Merck/Schering-Plough partnership, in the aggregate reached $629.7 million for the third quarter and combined new prescriptions reached 13.7% of the U.S. lipid-lowering market, according to the weekly IMS Health data as of the week ending October 7, 2005. Sales for the first nine months were $1.7 billion. The Company records the results from its interest in the Merck/Schering-Plough partnership in Equity income from affiliates.
Global sales by the Merck/Schering-Plough partnership of Zetia, the cholesterol-absorption inhibitor also marketed as Ezetrol outside the United States, reached $356.0 million in the third quarter, an increase of 21% compared with the third quarter of 2004. Sales for the first nine months were $1.0 billion, a 39% increase over the comparable 2004 period. In the third quarter, Zetia new prescriptions reached 6.4% of the U.S. lipid-lowering market, according to the weekly IMS Health data as of the week ending October 7, 2005.
Global sales by the Merck/Schering-Plough partnership of Vytorin reached $273.7 million in the third quarter. Vytorin, marketed outside the United States as Inegy, is the first single cholesterol treatment to provide LDL cholesterol lowering through the dual inhibition of cholesterol production and absorption. Sales for the first nine months were $673.4 million. In the third quarter, Vytorin new prescriptions reached 7.3% of the U.S. lipid-lowering market, according to the weekly IMS Health data as of the week ending October 7, 2005.
Merck earns ongoing revenue based on sales of products that are associated with alliances, the most significant of which is AZLP. Revenue from AZLP recorded by Merck was $444.4 million in the third quarter and $1.2 billion in the first nine months of the year.

In September, Sanofi Pasteur MSD (“SPMSD”), Merck’s vaccine joint venture with Sanofi Pasteur, entered into a Letter of Undertaking (“LOU”) with the European Medicines Agency due to Agency concerns regarding the long-term efficacy of the hepatitis B component of Hexavac. The hepatitis B component of Hexavac is manufactured by Merck. The LOU requires, in relevant part (1) suspension of the EU Hexavac license; (2) suspension of Hexavac distribution; (3) a recall of Hexavac product in the EU; (4) a recall of Hexavac in a number of non-EU countries; and (5) a surveillance program and possible future revaccination. SPMSD, which markets and sells Hexavac in part of the EU, has notified Merck that it is reserving any rights that it may have to seek damages from Merck and to be defended, indemnified and held harmless by Merck in the event of third party claims.
Research and Development
Merck continued to make progress on its three investigational vaccines in late-stage development, two of which—RotaTeq and Zostavax—are under review by the FDA and other regulatory agencies around the world. These vaccines represent significant new opportunities for Merck in the pediatric, adolescent and adult vaccine markets.
On October 7, Merck presented the primary results of the FUTURE II study, a Phase III efficacy study on the Company’s investigational vaccine to prevent cervical cancer, Gardasil. These data, presented at the Infectious Diseases Society of America (IDSA) annual meeting, reported that Gardasil prevented 100% of high-grade cervical pre-cancers and non-invasive cancers (CIN 2/3 and AIS) associated with human papillomavirus (HPV) types 16 and 18. CIN (cervical intraepithelial neoplasia) 2 is a moderate-grade lesion of the cervix while CIN 3 represents both high-grade lesions and CIS (carcinoma in situ), the immediate pre-cursor to invasive squamous cell cervical cancer. AIS is the early development of adenocarcinoma (or glandular cancer) of the cervix. The primary analysis compared Gardasil to placebo in women who were not infected with HPV 16 and 18 at enrollment and who remained free of infection through the completion of the seven-month vaccination regimen. Women were followed for an average of two years after enrollment. No cases of CIN 2/3 or AIS were observed in the vaccine group (n=5,301) compared to 21 cases in the placebo group (n=5,258).
A secondary analysis, also presented at IDSA, evaluated the incidence of CIN 2/3 and AIS starting 30 days after the administration of the first dose in all of the women in the primary analysis group, as well as women who may have become infected with HPV 16 or HPV 18 during the vaccination period. Women who may have violated the protocol in significant ways (for example, by missing certain protocol visits) were also included. On average, these women were followed for approximately two years from the time of enrollment. In this group, Gardasil reduced the risk of developing CIN 2/3 and AIS associated with HPV 16 and 18 by 97% (n=5,736); one case was observed in the vaccine group compared to 36 in the placebo group (n=5,766).
In late October, Merck also presented the primary results of the FUTURE I study, a Phase III efficacy study of Gardasil, to the CDC's Advisory Committee on Immunization Practices. Data on the impact of Gardasil on CIN (of all grades) and external genital lesions, such as genital warts, caused by HPV types 16, 18, 6 and 11 were presented. In a randomized placebo controlled study in females aged 16-26 who were free of these HPV type infections at enrollment, remained free of infection from the relevant types through Month 7, and received all 3 doses of study vaccine, Gardasil prevented 100% of all-grade CIN lesions caused by vaccine HPV types over the two years following the six-month vaccination period (n=2,240 vs. n=2,258). In addition, Gardasil prevented 100% of the external genital lesions (genital warts as well as vaginal and vulvar lesions) (n=2,261 vs. n=2,279) caused by vaccine HPV types. In a secondary analysis including women who violated the study protocol and who may have become infected throughout the course of the vaccination period, Gardasil prevented 97% and 95% of all CIN lesions and external genital lesions caused by vaccine HPV types, respectively.
The most common adverse events reported in all studies include injection site pain, swelling, redness and fever.
These trials are part of the ongoing clinical program for Gardasil, which involves more than 25,000 people in 33 countries worldwide. Merck remains on track to submit a Biologics License Application for Gardasil to the FDA in the fourth quarter of 2005.
Merck presented two studies of Phase II data on the Company’s DPP-4 inhibitor, sitagliptin (MK-0431), a potential new approach in the treatment of type 2 diabetes, at the 41st annual meeting of the European Association for the Study of Diabetes (EASD) held in September. The studies showed that sitagliptin significantly improved glycemic control in patients with primarily mild-to-moderate hyperglycemia and in patients with more severe hyperglycemia, as compared with placebo. In these studies, sitagliptin was generally well tolerated. The Phase III studies of sitagliptin are under way and Merck anticipates filing the New Drug Application (NDA) with the FDA in 2006.
As previously reported by the Company and BMS, on October 18, the FDA issued an approvable letter for Pargluva, the companies’ investigational oral medicine for the treatment of type 2 diabetes. The FDA requested additional safety information from ongoing trials, or those completed since the safety data from the last formal regulatory submission, to address more fully the cardiovascular safety profile of Pargluva. This data requirement may cause a significant delay in the product’s launch. The Company expects that its global collaboration with BMS for Pargluva and other dual PPAR activators will be terminated.

Merck continues its strategy of establishing strong external alliances to complement our substantial internal research capabilities, including research collaborations, licensing pre-clinical and clinical compounds and technology transfers to drive both near and long-term growth. Through the period ended September 30, a substantial number of agreements have been executed or are in the final stages of negotiation.
In July, Merck entered an agreement with Geron Corporation to develop a cancer vaccine against telomerase. Telomerase is an enzyme, active in most cancer cells, that maintains telomere length at the ends of chromosomes. This activity allows the cancer to grow and metastasize over long periods of time.
In September, FoxHollow Technologies and Merck announced the formation of a novel pharmacogenomics collaboration. The collaboration will focus on analyzing atherosclerotic plaque removed from patient arteries as a means of identifying new biomarkers of atherosclerotic disease progression for use in the development of cardiovascular compounds in Merck’s pipeline. The agreement includes a research collaboration of up to three years.
In October, Agensys, Inc., a cancer biotechnology company, and Merck announced that they have formed a global alliance to jointly develop and commercialize AGS-PSCA, Agensys’ fully human monoclonal antibody (MAb) to Prostate Stem Cell Antigen (PSCA). The agreement grants Merck worldwide rights to AGS-PSCA and an exclusive license to PSCA, a proprietary target, as well as rights to other therapeutic and diagnostic products developed under the alliance.
Liquidity and Capital Resources

($ in millions)	September 30, 2005	December 31, 2004

Cash and Investments	$15,264.8	$13,817.0
Working Capital	$7,902.7	$1,731.1
Total debt to total liabilities and equity	16.7%	16.1%
As previously disclosed, in October 2004, the American Jobs Creation Act of 2004 (the AJCA) was signed into law. The AJCA creates temporary incentives for U.S. multinationals to repatriate accumulated income earned outside the United States as of December 31, 2002. In connection with the AJCA, the Company will repatriate $15 billion during 2005 (see Note 7). In preparation of the repatriation, the Company has changed its mix of investments from long-term to short-term, resulting in a significant increase in working capital at September 30, 2005 and has established a $3 billion commercial paper borrowing facility through one of its foreign subsidiaries.
Cash provided by operations continues to be the Company’s primary source of funds to finance operating needs and capital expenditures. Net cash provided by operating activities totaled $5.3 billion and $6.4 billion for the nine months ended September 30, 2005 and 2004, respectively.
Capital expenditures for the nine months totaled $996.1 million and $1.2 billion in 2005 and 2004, respectively. Capital expenditures for the full year 2005 are expected to approximate $1.5 billion.
Dividends paid to stockholders were $2.5 billion for the first nine months of both 2005 and 2004, respectively. In May and July 2005, the Board of Directors declared a quarterly dividend of 38 cents per share on the Company’s common stock for the third and fourth quarters of 2005, respectively.
The Company purchased $764.0 million of its Common Stock (24.6 million shares) for its Treasury during the first nine months of 2005. The Company has approximately $7.8 billion remaining under the July 2002 treasury stock purchase authorization.
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

In December 2004, the FASB issued Statement No. 123R, Share-Based Payment (FAS 123R). On April 14, 2005, the SEC issued a new rule which delayed the Company’s effective date of FAS 123R beginning January 1, 2006. FAS 123R requires all share-based payments to employees to be expensed over the requisite service period based on the grant-date fair value of the awards and requires that the unvested portion of all outstanding awards upon adoption be recognized using the same fair value and attribution methodologies previously determined under Statement No. 123, Accounting for Stock-Based Compensation. As a result, pro forma compensation expense, as reflected in Note 3, may not be indicative of future expense to be recognized under FAS 123R. The effect of adoption of FAS 123R on the Company’s financial position or results of operations has not yet been determined.
Other
On October 25, the Compensation and Benefits Committee (the “Committee”) of the Board of Directors of the Company decided to fully conform the Company’s employee Deferral Program (the “Program”) to the requirements of the AJCA. The Program will be formally amended during 2006 (or such other time provided by the Internal Revenue Service) as provided in the proposed regulations published by the IRS on October 4, 2005 (the “Proposed Regulations”). Fully conforming the Program to the AJCA will result in less flexibility for participants as compared to prior law. The preamble to the Proposed Regulations provides that in 2005 a deferred compensation plan may be amended to permit a participant to cancel any prior deferral elections with regard to amounts subject to the AJCA. Amounts associated with the cancelled elections must be paid and taxed in 2005. Consequently, the Committee has amended the Program to provide all participants an opportunity to cancel some or all of their deferral elections and receive the amounts which have previously been deferred pursuant to such prior deferral elections by the end of 2005.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities for the three month period ended September 30, 2005 is as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			($ in millions)
	Total Number	Average Price	Approximate Dollar Value of Shares
	of Shares	Paid Per	That May Yet Be Purchased
Period	Purchased(1)	Share	Under the Plans or Programs(1)
July 1 - July 31, 2005	2,554,802	$31.25	$7,956.5

August 1 - August 31, 2005	3,099,000	$29.63	$7,864.7

September 1 - September 30, 2005	2,952,500	$28.34	$7,781.1

Total	8,606,302	$29.67	$7,781.1

(1)	All shares purchased during the period were made as part of a plan announced in July 2002 to purchase $10 billion in Merck shares.
Item 6. Exhibits

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (October 1, 2004) – Incorporated by reference to Form 10-Q Quarterly Report for the period ended September 30, 2004

3.2	By-Laws of Merck & Co., Inc. (as amended effective May 24, 2005) – Incorporated by reference to Current Report on Form 8-K dated May 24, 2005

12	Computation of Ratios of Earnings to Fixed Charges

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCK & CO., INC.

Date: November 8, 2005	/s/ Kenneth C. Frazier
KENNETH C. FRAZIER
Senior Vice President and General Counsel

Date: November 8, 2005	/s/ Richard C. Henriques

RICHARD C. HENRIQUES
Vice President, Controller

EXHIBIT INDEX

Number	Description
3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (October 1, 2004) – Incorporated by reference to Form 10-Q Quarterly Report for the period ended September 30, 2004

3.2	By-Laws of Merck & Co., Inc. (as amended effective May 24, 2005) – Incorporated by reference to Current Report on Form 8-K dated May 24, 2005

12	Computation of Ratios of Earnings to Fixed Charges

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer