Form 10-K
period 2005-12-31
MERCK & CO INC
filed 2006-03-13
CIK 64978

As filed with the Securities and Exchange Commission on March 13, 2006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K
(MARK ONE)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2005
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
     Number of shares of Common Stock ($0.01 par value) outstanding as of February 28, 2006: 2,187,042,320.
     Aggregate market value of Common Stock ($0.01 par value) held by non-affiliates on June 30, 2005 based on closing price on June 30, 2005: $67,643,000,000.
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
     Large accelerated filer ☑            Accelerated filer ☐            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Documents Incorporated by Reference:

Document	Part of Form 10-K
Annual Report to stockholders for the fiscal year ended December 31, 2005	Parts I and II
Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2006	Part III

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
     Overview — In December 2005, Merck unveiled a plan to reclaim its leadership position in the pharmaceutical industry. As part of the strategy, Merck is focusing on improving its research and development (“R&D”) productivity by focusing on select therapeutic areas, implementing a new commercial model that will deliver greater value to customers, and reducing its overall cost structure companywide.
     Merck’s new R&D model is designed to increase productivity and improve the probability of success by prioritizing the Company’s R&D resources on nine priority disease areas – Alzheimer’s disease, atherosclerosis, cardiovascular disease, diabetes, novel vaccines, obesity, oncology, pain and sleep disorders. These therapeutic areas were carefully chosen based on a set of criteria including unmet medical needs, scientific opportunity and commercial opportunity. Within these therapeutic areas, Merck will commit resources to achieve research breadth and depth and to develop best-in-class targeted and differentiated products that are valued highly by patients, payers and physicians.
     The Company will also make focused investments to pursue specific mechanisms in the following selected disease areas: antibiotics, antifungals, antivirals (hepatitis C virus, human immunodeficiency virus), asthma, chronic obstructive pulmonary disease, neurodegeneration, ophthalmology, osteoporosis, schizophrenia and stroke. In addition, the Company will capitalize on selected opportunities outside these areas by continuing to commercialize attractive clinical development candidates in the pipeline and by pursuing appropriate external licensing opportunities.
     Merck’s late-stage pipeline is showing strong progress with three Biologics License Application (“BLA”) submissions to the U.S. Food and Drug Administration (“FDA”) in 2005, one New Drug Application (“NDA”) already filed with the FDA in 2006, two additional FDA filings anticipated in 2006, and an expected five programs in Phase III by the first quarter of 2006.
     The three FDA BLA submissions in 2005 include Gardasil, a breakthrough vaccine to help prevent cervical cancer, the second leading cause of cancer deaths in women worldwide; Zostavax, a vaccine to reduce the incidence of shingles; and RotaTeq, a pediatric vaccine to prevent rotavirus gastroenteritis, a leading cause of diarrhea in infants and young children, which leads to nearly 500,000 deaths worldwide each year. On February 3, 2006, Merck announced the approval by the FDA of RotaTeq. In addition, on February 7, 2006, Merck announced that the FDA has accepted the BLA for Gardasil and granted the vaccine priority review designation. The FDA's review of Zostavax is expected to be completed by late May 2006.
     On February 15, 2006, Merck announced that the NDA filed with the FDA for Januvia (the proposed trademark for the compound known as MK-0431), a novel mechanism for the treatment of type 2 diabetes, was accepted for standard review. Merck also anticipates two additional FDA filings in 2006: vorinostat (the generic name for the suberoylanilide hydroxamic acid compound), a histone deacetylase inhibitor for cancer; and MK-0517, an intravenous prodrug of aprepitant to treat chemotherapy-induced nausea and vomiting.
     To improve its commercial selling model, Merck will continue to streamline and restructure its marketing and sales operations worldwide to improve their effectiveness and generate greater efficiencies. In the United States, the Company already has reduced the number of sales representatives promoting the same product by 50 percent versus historical levels. In addition, Merck will place more emphasis on active engagement with key opinion leaders to accelerate the development and diffusion of scientific information and devote additional resources to utilizing technology and demonstrating product value to physicians, as well as payers and consumers who have increasing influence on prescription decisions. In the United States, this approach has already resulted in considerable productivity improvements in pilot programs and is expected to lower the Company’s spending per brand by 15 to 20 percent by 2010, while maximizing sales performance. To provide additional support to its upcoming vaccine launches, in the United States Merck is redeploying 1,500 sales representatives who currently promote its major in-line products to support the launch of new vaccines.
     In November 2005, the Company announced the first phase of a global restructuring program designed to reduce the Company’s cost structure, increase efficiency, and enhance competitiveness. The initial steps will include the implementation of a new supply strategy by the Merck Manufacturing Division, which is intended to create a leaner, more cost-effective and customer-focused manufacturing model over the next three years. As part of this program, Merck plans to sell or close five manufacturing sites and two preclinical sites by the end of 2008, and eliminate approximately 7,000 positions company-wide. As of December 31, 2005, approximately 1,100 positions throughout the Company had been eliminated. Merck incurred $401.2 million in costs associated with the global restructuring program which were comprised of $205.4 million of separation costs and $195.8 million of accelerated depreciation and asset impairment costs.
     The manufacturing facilities included in this action are: Ponders End, United Kingdom; Okazaki, Japan; Kirkland, Canada; Albany, Georgia and Danville, Pennsylvania. The two preclinical sites are in Okazaki and Menuma, Japan. The Company will incur significantly larger accelerated depreciation charges during 2006 associated with these actions. The asset impairment charge was associated with the abandonment of certain fixed assets that will no longer be used in the business as a result of these restructuring actions. The Company also plans to close its basic research center in Terlings Park, United Kingdom, and incurred additional accelerated depreciation costs of $103.1 million during 2005 with respect to this site.
     Additional charges of approximately $800 million to $1 billion are expected to be recorded during 2006, based on estimated time of completion, as the sales/closures of the facilities previously discussed occur. Merck expects its cost reduction program to yield cumulative pre-tax savings of $4.5 to $5.0 billion from 2006 through 2010.
     The American Jobs Creation Act (“AJCA”), signed into law in October 2004, created temporary incentives through December 31, 2005 for U.S. multinationals to repatriate accumulated income earned outside of the United States as of December 31, 2002. In connection with the AJCA, the Company repatriated $15.9 billion during 2005, and as a result, recorded an income tax charge of $766.5 million. This charge was partially offset by a $100 million benefit associated with the decision to implement certain tax planning strategies.
     As previously disclosed, on September 30, 2004, Merck announced a voluntary worldwide withdrawal of Vioxx, its arthritis and acute pain medication. As a result, the Company recorded a charge to pre-tax income of $726.2 million, or $552.6 million after tax adjustment to net income, in the third quarter 2004. This did not include charges for future legal defense costs. The Vioxx withdrawal process was completed during 2005 and the costs associated with the withdrawal were in line with the original amounts recorded by the Company in 2004.
     As of December 31, 2004, the Company had established a reserve of $675 million solely for its future Vioxx legal defense costs. During 2005, the Company spent $285 million in the aggregate in Vioxx legal defense costs worldwide. In the fourth quarter of 2005, the Company recorded a charge of $295 million to increase the reserve solely for its future legal defense costs related to Vioxx to $685 million at December 31, 2005. This reserve is based on certain assumptions and is the best estimate of the amount that the Company believes, at this time, it can reasonably estimate will be spent through 2007.
     Earnings per common share assuming dilution for 2005 were $2.10, including the impact of the global restructuring program of $0.12 per share, the net tax charge primarily associated with the AJCA of $0.31 per share and additional reserves established solely for future legal defense costs for Vioxx litigation (as discussed above).

Product Sales
Sales1 of the Company’s products were as follows:

($ in millions)	2005	2004	2003
Zocor	$4,381.7	$5,196.5	$5,011.4
Fosamax	3,191.2	3,159.7	2,676.6
Cozaar/Hyzaar	3,037.2	2,823.7	2,486.0
Singulair	2,975.6	2,622.0	2,009.4
Proscar	741.4	733.1	605.5
Primaxin	739.6	640.6	628.9
Vasotec/Vaseretic	623.1	719.2	763.7
Cosopt/Trusopt	617.2	558.8	484.4
Cancidas	570.0	430.0	275.7
Maxalt	348.4	309.9	324.2
Propecia	291.9	270.2	239.0
Vioxx	—	1,489.3	2,548.8
Vaccines/Biologicals	1,103.3	1,036.1	1,056.1
Other	3,391.3	2,949.5	3,376.2

Total	$22,011.9	$22,938.6	$22,485.9

     1 Presented net of discounts and returns.
     The Company’s products include therapeutic and preventive agents, generally sold by prescription, for the treatment of human disorders. Among these are Zocor (simvastatin), Merck’s largest-selling atherosclerosis product; Fosamax (alendronate sodium) and Fosamax Plus D (alendronate sodium/cholecalciferol), Merck’s osteoporosis products for treatment and, in the case of Fosamax, prevention of osteoporosis; Cozaar (losartan potassium)/Hyzaar (losartan potassium and hydrochlorothiazide) and Vasotec (enalapril maleate), the Company’s most significant hypertension/heart failure products; Singulair (montelukast sodium), a leukotriene receptor antagonist respiratory product for the treatment of chronic asthma and for the relief of symptoms of allergic rhinitis; Proscar (finasteride), a urology product for the treatment of symptomatic benign prostate enlargement; Primaxin (imipenem and cilastatin sodium) and Cancidas (caspofungin acetate), anti-bacterial/anti-fungal products; Cosopt (dorzolamide hydrochloride and timolol maleate ophthalmic solution) and Trusopt (dorzolamide hydrochloride ophthalmic solution), the largest-selling ophthalmological products; Maxalt (rizatriptan benzoate), an acute migraine product; Propecia (finasteride), a product for the treatment of male pattern hair loss; and vaccines/biologicals, which include Varivax (varicella virus vaccine live [Oka/Merck]), a live virus vaccine for the prevention of chickenpox, M-M-R II (measles, mumps and rubella virus vaccine live), a pediatric vaccine for the prevention of measles, mumps and rubella, Pneumovax (pneumococcal vaccine polyvalent), a vaccine for the prevention of pneumococcal disease and Recombivax HB (hepatitis B vaccine [recombinant]), a vaccine for the prevention of hepatitis B.
     Other primarily includes sales of other human pharmaceuticals, pharmaceutical and animal health supply sales to the Company’s joint ventures and revenue from the Company’s relationship with AstraZeneca LP, primarily relating to sales of Nexium (esomeprazole magnesium) and Prilosec (omeprazole).
     Product Approvals — In August 2005, the Company announced that the FDA had approved Singulair for the symptoms of perennial allergic rhinitis, or year-round allergies, in adults and children six months of age and older.
     In September 2005, the FDA approved ProQuad [Measles, Mumps, Rubella, and Varicella (Oka/Merck) Virus Vaccine Live]. ProQuad is a combination vaccine for simultaneous vaccination against measles, mumps, rubella and varicella in children 12 months to 12 years of age.

     On February 3, 2006, Merck announced the approval by the FDA of RotaTeq, a pediatric vaccine to prevent rotavirus gastroenteritis. RotaTeq is an oral pentavalent three-dose liquid vaccine that contains five human serotypes: G1, G2, G3, G4 and P1. Merck has also submitted applications for licensure of RotaTeq in more than 50 countries including Australia, Canada and countries in Asia and Latin America and, through the Sanofi Pasteur MSD joint venture, in the European Union (“EU”). RotaTeq also received regulatory approval in Mexico in November 2005.
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
     On February 16-18, 2005, the FDA held a joint meeting of the Arthritis Advisory Committee and the Drug Safety and Risk Management Advisory Committee. The committees discussed the overall benefit-to-risk considerations (including cardiovascular and gastrointestinal safety concerns) for COX-2 selective nonsteroidal anti-inflammatory drugs and related agents. On February 18, 2005, the members of the committees were asked to vote on whether the overall risk versus benefit profile for Vioxx supports marketing in the United States. The members of the committees voted 17 to 15 in support of the marketing of Vioxx in the United States. The Company looks forward to further discussions with the FDA and other regulatory authorities about Vioxx.
     As previously announced, the Board of Directors of the Company appointed a Special Committee to review the Company’s actions prior to its voluntary withdrawal of Vioxx, to act for the Board in responding to shareholder litigation matters related to the withdrawal of Vioxx and to advise the Board with respect to any action that should be taken as a result of the review. That review is ongoing.
     Arcoxia — Arcoxia has been launched in 56 countries in Europe, Latin America, Asia and Africa. In October, 2004, the Company received an “approvable” letter from the FDA for the Company’s NDA for Arcoxia. The FDA informed the Company in the letter that before approval of the NDA can be issued, additional safety and efficacy data for Arcoxia are required. On November 28, 2005, the European Commission adopted a binding Decision on COX-2 inhibitor products, including Arcoxia, marketed in the EU. The Decision resulted from a review by the Committee for Medicinal Products for Human Use (“CHMP”) of the

European Medicines Evaluation Authority (“EMEA”), which considered all aspects of the cardiovascular safety of COX-2 inhibitors, including thrombotic and cardio-renal events, following the voluntary withdrawal of Vioxx. The Decision adopted the Opinion of the EMEA issued on June 27, 2005, which recommended new cardiovascular contraindications and warnings for inclusion in the labeling of COX-2 inhibitors, including Arcoxia, in the EU. The CHMP concluded that the available data show an increased risk of cardiovascular adverse events for COX-2 inhibitors as a class relative to placebo and some NSAIDS and that the data suggested an association between duration of use and dose and the probability of suffering a cardiovascular event. Label modifications included in the EMEA’s Opinion reflected that use of the lowest effective dose of COX-2 inhibitors for the shortest possible duration of treatment was recommended. Further, a contra-indication for all COX-2 inhibitors in patients with ischemic heart disease or stroke and a contra-indication for certain patients having higher classes of congestive heart failure were included. Specifically with respect to Arcoxia, label changes included a contra-indication in patients with hypertension whose blood pressure is not under control and that Arcoxia may be associated with more frequent and severe effects on blood pressure, particularly at higher doses, than some other COX-2 inhibitors, and recommended monitoring of blood pressure for all patients taking Arcoxia. Additional warnings regarding hypersensitivity and serious skin reactions were also included in the labeling for all COX-2 inhibitors in the EU.
     Regulatory agencies in other countries where Arcoxia is approved have made modifications to the product labeling of Arcoxia, as well as other COX-2 inhibitors, relative to cardiovascular risks and patient usage. In September 2005, the Venezuelan Ministry of Health ordered the market withdrawal of all COX-2 inhibitors, including Arcoxia. In Mexico, sales of Arcoxia 120 mg were temporarily suspended, but the suspension has been lifted.
     Acquisitions — In March 2004, the Company acquired Aton Pharma, Inc. (“Aton”), a privately held biotechnology company focusing on the development of novel treatments for cancer and other serious diseases. Aton’s clinical pipeline of histone deacetylase inhibitors represents a class of anti-tumor agents with potential for efficacy based on a novel mechanism of action. The lead product candidate, suberoylanilide hydroxamic acid, known as vorinostat, is currently in Phase II clinical trials for the treatment of cutaneous T-cell lymphoma.
     In 2003, the Company, through its wholly owned subsidiary, MSD (Japan) Co., Ltd., completed tender offers to acquire the remaining 49% of the common shares of Banyu Pharmaceutical Co., Ltd. (“Banyu”) that it did not already own for an aggregate purchase price of approximately $1.5 billion. On March 30, 2004, Merck completed its acquisition of Banyu. Full ownership of Banyu strengthens Merck’s position in Japan, the world’s second-largest pharmaceutical market.
     Joint Ventures — In 2000, the Company and Schering-Plough Corporation (“Schering-Plough”) entered into agreements to create separate equally-owned partnerships to develop and market in the United States new prescription medicines in the cholesterol-management and respiratory therapeutic areas. In December 2001, the cholesterol-management partnership agreements were expanded to include all the countries of the world, excluding Japan. In October 2002, Zetia (ezetimibe) (marketed as Ezetrol outside the United States), the first in a new class of cholesterol-lowering agents, was launched in the United States. In July 2004, Vytorin (ezetimibe/simvastatin) (marketed as Inegy outside the United States), a combination product containing the active ingredients of both Zetia and Zocor, was approved in the United States.
     In November 2005, the Merck/Schering-Plough partnership announced the commencement of patient enrollment in its large-scale, clinical outcomes trial, IMPROVE-IT (Improved Reduction of Outcomes: Vytorin Efficacy International Trial). This trial will evaluate the effectiveness of Vytorin compared to Zocor alone in treating approximately 10,000 high risk patients with coronary artery disease presenting with “acute coronary syndromes”. Clinical trial sites are opening throughout North America and Europe.
     In 1982, the Company entered into an agreement with Astra AB (“Astra”) to develop and market Astra products in the United States. In 1994, the Company and Astra formed an equally owned joint venture that developed and marketed most of Astra’s new prescription medicines in the United States including Prilosec, the first in a class of medications known as proton pump inhibitors, which slows the production of acid from the cells of the stomach lining.
     In 1998, the Company and Astra restructured the joint venture whereby the Company acquired Astra’s interest in the joint venture, renamed KBI Inc. (“KBI”), and contributed KBI’s operating assets to a new U.S. limited partnership named Astra Pharmaceuticals, L.P. (the “Partnership”), in which the Company maintains a limited partner interest. The Partnership, renamed AstraZeneca LP, became the exclusive distributor of the products for which KBI retained rights. The Company earns certain Partnership returns as well as ongoing revenue based on sales of current and future KBI products. The Partnership returns include a priority return provided for in the Partnership Agreement, variable returns based, in part, upon sales of certain former Astra USA, Inc. products, and a preferential return representing the Company’s share of undistributed Partnership GAAP earnings. In conjunction with the 1998 restructuring, for a payment of $443.0 million, Astra purchased an option to buy the Company’s interest in the KBI products, excluding the Company’s interest in the gastrointestinal medicines Nexium and Prilosec. The Company also granted Astra an option (the “Shares Option”) to buy the Company’s common stock interest in KBI, at an exercise price based on the present value of estimated future net sales of Nexium and Prilosec.
     In April 1999, Astra merged with Zeneca Group Plc, forming AstraZeneca AB (“AstraZeneca”). As a result of the merger, in exchange for the Company’s relinquishment of rights to future Astra products with no existing or pending U.S. patents at the time of the merger, Astra paid $967.4 million, which is subject to a true-up calculation in 2008 that may require repayment of all or a portion of this amount. The merger also triggers a partial redemption of the Company’s limited partner interest in 2008. Furthermore, as a result of the merger, AstraZeneca’s option to buy the Company’s interest in the KBI products is exercisable in 2010 and the Company has the right to require AstraZeneca to purchase such interest in 2008. In addition, the Shares Option is exercisable two years after Astra’s purchase of the Company’s interest in the KBI products. The exercise of this option by Astra is also provided for in the year 2017 or if combined annual sales of the two products fall below a minimum amount provided, in each case, only so long as either the Merck option in 2008 or AstraZeneca’s option in 2010 has been exercised. The exercise price is based on the present value of estimated future net sales of Nexium and Prilosec as determined at the time of exercise.
     In 1989, the Company formed a joint venture with Johnson & Johnson to develop and market a broad range of nonprescription medicines for U.S. consumers. This 50% owned joint venture was expanded into Europe in 1993, and into Canada in 1996. Significant joint venture products are Pepcid AC (famotidine), an over-the-counter form of the Company’s ulcer medication Pepcid (famotidine), as well as Pepcid Complete, an over-the-counter product which combines the Company’s ulcer medication with antacids (calcium carbonate and magnesium hydroxide). In March 2004, the Company sold to Johnson & Johnson its interest in the European joint venture which is discussed further on page 12 under Divestitures.
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
     In 1994, the Company, through the Merck Vaccine Division, and Pasteur Mérieux Connaught (now Sanofi Pasteur S.A.) formed a joint venture to market human vaccines in Europe and to collaborate in the development of combination vaccines for distribution in the then existing EU and the European Free Trade Association. The Company and Sanofi Pasteur contributed, among other things, their European vaccine businesses for equal shares in the joint venture, known as Pasteur Mérieux MSD, S.N.C. (now Sanofi Pasteur MSD, S.N.C.). The joint venture is subject to monitoring by the EU, to which the partners made certain undertakings in return for an exemption from European Competition Law, effective until December 2006. The joint venture maintains a presence, directly or through affiliates or branches in Belgium, Italy, Germany, Spain, France, Austria, Ireland, Sweden, Portugal, the Netherlands, Switzerland and the United Kingdom, and through distributors in the rest of its territory.
     In September, Sanofi Pasteur MSD (“SPMSD”), Merck’s vaccine joint venture with Sanofi Pasteur, entered into a Letter of Undertaking (LOU) with the EMEA due to EMEA’s concerns regarding the long-term efficacy of the hepatitis B component of Hexavac. The hepatitis B component of Hexavac is manufactured by Merck. The LOU requires, in relevant part (1) suspension of the EU Hexavac license; (2) suspension of Hexavac distribution; (3) a recall of Hexavac product in the EU; (4) a recall of Hexavac in a number of non-EU countries; and (5) a surveillance program and possible future revaccination. SPMSD, which markets and sells Hexavac in part of the EU, has notified Merck that it is reserving any rights that it may have to seek damages from Merck and to be defended, indemnified and held harmless by Merck in the event of third party claims.
     In September 2005, the EMEA also initiated a formal review of the long-term efficacy of the hepatitis B vaccine, HBvaxPRO, and of the hepatitis B component of the hepatitis B/Hib combination vaccine, Procomvax. Both products are marketed and sold by SPMSD in its European territory, and are sold elsewhere, under different names, by Merck. An assessment report prepared for the CHMP and Merck’s response were considered at a CHMP meeting in February 2006. It is expected that the CHMP will conclude its review in April 2006.
     In 1997, the Company and Rhône-Poulenc S.A. (now Sanofi-Aventis S.A.) combined their respective animal health and poultry genetics businesses to form Merial Limited (“Merial”), a fully integrated animal health company, which is a stand-alone joint venture, equally owned by each party. Merial provides a comprehensive range of pharmaceuticals and vaccines to enhance the health, well-being and performance of a wide range of animal species. Merial divested its entire poultry genetics business in three segments. The domestic turkey and layer segments were divested in 2004 and 2003, respectively, and the broiler and foreign turkey segments were sold in 2005.
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
     In the fourth quarter of 2003, the Company implemented a new distribution program for U.S. wholesalers to moderate the fluctuations in sales caused by wholesaler investment buying and improve efficiencies in the distribution of Company pharmaceutical products. The new program lowered previous limits on average monthly purchases of Company pharmaceutical products by U.S. customers. Following the implementation of the program, fluctuations in sales caused by wholesaler investment buying significantly moderated.
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
     In the United States, the government expanded health care access by enacting the Medicare Prescription Drug Improvement and Modernization Act of 2003, which was signed into law in December 2003. Prescription drug coverage began on January 1, 2006. This new benefit supports the Company’s goal of improving access to medicines by expanding insurance coverage, while preserving market-based incentives for pharmaceutical innovation. At the same time, the benefit will ensure that prescription drug costs will be controlled by competitive pressures and by encouraging the appropriate use of medicines. In addressing cost-containment pressure, the Company has made a continuing effort to demonstrate that its medicines can help save costs in overall patient health care.
     For many years, the pharmaceutical industry has been under federal and state oversight with the approval process for new drugs, drug safety, advertising and promotion, drug purchasing and reimbursement programs and formularies variously under review. The Company believes that it will continue to be able to conduct its operations, including the introduction of new drugs to the market, in this regulatory environment. One type of federal initiative to contain federal health care spending is the prospective or “capitated” payment system, first implemented to reduce the rate of growth in Medicare reimbursement to hospitals. Such a system establishes in advance a flat rate for reimbursement for health care for those patients for whom the payor is fiscally responsible. This type of payment system and other cost containment systems are now widely used by public and private payors and have caused hospitals, health maintenance organizations and other customers of the Company to be more cost-conscious in their treatment decisions, including decisions regarding the medicines to be made available to their patients. The Company continues to work with private and federal employers to slow increases in health care costs. Further, the Company’s efforts to demonstrate that its medicines can help save costs in other areas have encouraged the use of the Company’s medicines and have helped offset the effects of increasing cost pressures.
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
     Initiatives in some states seek rebates beyond the minimum required by Medicaid legislation, in some cases for patients beyond those who are eligible for Medicaid. Under the Federal Vaccines for Children entitlement program, the U.S. Centers for Disease Control and Prevention (“CDC”) funds and purchases recommended pediatric vaccines at a public sector price for the immunization of Medicaid-eligible, uninsured, Native American and certain underinsured children. The Company was awarded a CDC contract in 2005 for the supply of $340 million of pediatric vaccines for the Vaccines for Children program. As of January 1, 2006, patients previously eligible for Medicaid who are also Medicare beneficiaries (65 years and older or disabled) will leave the state-administered Medicaid system to be covered by the new Medicare prescription drug benefit.
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
     Patent portfolios developed for products introduced by the Company normally provide market exclusivity. Basic patents are in effect for the following major products in the United States: Cancidas, Comvax (Haemophilus b conjugate and hepatitis B [recombinant] vaccine), Cosopt, Cozaar, Crixivan, Emend (aprepitant), Fosamax, Hyzaar, Invanz (ertapenem sodium), Maxalt, Primaxin, Propecia (finasteride), Proscar, Recombivax HB,

Singulair, Timoptic-XE (timolol maleate ophthalmic gel forming solution), Trusopt, and Zocor. Basic patents are also in effect in the United States for Zetia and Vytorin, which were developed by the Merck/Schering-Plough partnership. A basic patent is also in effect for Sustiva/Stocrin (efavirenz). Bristol-Myers Squibb (“BMS”), under an exclusive license from the Company, sells Sustiva in the United States, Canada and certain European countries. The Company markets Stocrin in other countries throughout the world. The basic patent for Aggrastat (tirofiban hydrochloride) in the United States was divested with the product in 2003. The Company retains basic patents for Aggrastat outside the United States.
     The FDA Modernization Act includes a Pediatric Exclusivity Provision that may provide an additional six months of market exclusivity in the United States for indications of new or currently marketed drugs if certain agreed upon pediatric studies are completed by the applicant. These exclusivity provisions were re-authorized until October 1, 2007 by the “Best Pharmaceuticals for Children Act” passed in January 2002. In 2005, the FDA granted an additional six months of market exclusivity in the United States to Invanz until August 2013. In 2004, the FDA granted an additional six months of market exclusivity in the United States to Trusopt until October 2008. In 2002, the FDA granted an additional six months of market exclusivity in the United States to Cozaar/Hyzaar until February 2010. In 2005, the FDA granted an additional six months of market exclusivity in the United States to Singulair until August 2012. For further information with respect to the Company’s patents, see “Patent Litigation” on page 31.
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
     In June 2006, Zocor will lose its market exclusivity in the United States and the Company expects a significant decline in U.S. Zocor sales after that time.
     In June 2006, the basic patent in the United States covering Proscar will expire. As a result, the Company expects a significant decline in U.S. Proscar sales after that time. The basic patent for Proscar also covers Propecia; however, Propecia is protected by additional patents which expire in October 2013.
     In 2003, the FDA granted an additional six months of market exclusivity in the United States to Fosamax until February 2008, and Fosamax Once Weekly until January 2019. However, on January 28, 2005, the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. found the Company’s patent claims for once-weekly administration of Fosamax to be invalid. The Company exhausted all options to appeal this decision in 2005. Based on the Court of Appeals’ decision, Fosamax will lose its market exclusivity in the United States in February 2008 and the Company expects a significant decline in U.S. Fosamax sales after that time.
     Worldwide, all of the Company’s important products are sold under trademarks that are considered in the aggregate to be of material importance. Trademark protection continues in some countries as long as used; in other countries, as long as registered. Registration is for fixed terms and can be renewed indefinitely.

     Royalties received during 2005 on patent and know-how licenses and other rights amounted to $113.7 million. The Company also paid royalties amounting to $789.6 million in 2005 under patent and know-how licenses it holds.
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
     In 2003, the Company sold its U.S. rights in Aggrastat to Guilford Pharmaceuticals Inc., including the basic U.S. product patents (but not process patents) for the product.
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
Research and Development
     The Company’s business is characterized by the introduction of new products or new uses for existing products through a strong research and development program. Approximately 12,400 people are employed in the Company’s research activities. Expenditures for the Company’s research and development programs were $3.8 billion in 2005, $4.0 billion in 2004 and $3.2 billion in 2003 and are estimated to continue at the same level as the full-year 2005 expense in 2006. The Company maintains its ongoing commitment to research over a broad range of therapeutic areas and clinical development in support of new products. Total expenditures for the period 1996 through 2005 exceeded $25.6 billion with a compound annual growth rate of 11%.
     The Company maintains a number of long-term exploratory and fundamental research programs in biology and chemistry as well as research programs directed toward product development. Merck’s new R&D model is designed to increase productivity and improve the probability of success by prioritizing the Company’s R&D resources on nine priority disease areas — Alzheimer’s disease, atherosclerosis, cardiovascular disease, diabetes, novel vaccines, obesity, oncology, pain and sleep disorders. These therapeutic areas were carefully chosen based on a set of criteria including unmet medical needs, scientific opportunity and commercial opportunity. Within these therapeutic areas, Merck will commit resources to achieve research breadth and depth and to develop best-in-class targeted and differentiated products that are valued highly by patients, payers and physicians.
     The Company will also make focused investments to pursue specific mechanisms in the following selected disease areas: antibiotics, antifungals, antivirals (hepatitis C virus, human immunodeficiency virus), asthma, chronic obstructive pulmonary disease, neurodegeneration, ophthalmology, osteoporosis, schizophrenia and stroke. In addition, the Company will capitalize on selected opportunities outside these areas by continuing to commercialize attractive clinical development candidates in the pipeline and by pursuing appropriate external licensing opportunities.
     In the development of human health products, industry practice and government regulations in the United States and most foreign countries provide for the determination of effectiveness and safety of new chemical compounds through preclinical tests and controlled clinical evaluation. Before a new drug may be marketed in the

United States, recorded data on preclinical and clinical experience are included in the NDA or the BLA to the FDA for the required approval. The development of certain other products is also subject to government regulations covering safety and efficacy in the United States and many foreign countries.
     Once the Company’s scientists discover a new compound that they believe has promise to treat a medical condition, the Company commences preclinical testing with that compound. Preclinical testing includes laboratory testing and animal safety studies to gather data on chemistry, pharmacology and toxicology. Pending acceptable preclinical data, the Company will initiate clinical testing in accordance with established regulatory requirements. The clinical testing begins with Phase I studies, which are designed to assess safety, tolerability, pharmacokinetics, and preliminary pharmacodynamic activity of the compound in humans. If favorable, additional, larger Phase II studies are initiated to determine the efficacy of the compound in the affected population, define appropriate dosing for the compound, as well as identify any adverse effects that could limit the compound’s usefulness. If the results from the Phase II trials are satisfactory, the Company commences large-scale Phase III trials to confirm the compound’s efficacy and safety. Upon completion of those trials, if satisfactory, the Company submits regulatory filings with the appropriate regulatory agencies around the world to have the product candidate approved for marketing. There can be no assurance that a compound that is the result of any particular program will obtain the regulatory approvals necessary for it to be marketed.
     In the United States, the FDA approval process begins once a complete NDA is submitted and received by the FDA. Pursuant to the Prescription Drug User Fee Act, the FDA review period targets for NDAs or supplemental NDAs is either six months, for priority review, or ten months, for a standard review. Within 60 days after receipt of an NDA, the FDA determines if the application is sufficiently complete to permit a substantive review. The FDA also assesses, at that time, whether the application will be granted a priority review or standard review. Once the review timelines are defined, the FDA will act upon the application within those timelines, unless a major amendment has been submitted (either at the Company’s own initiative or the FDA’s request) to the pending application. If this occurs, the FDA may extend the review period to allow for review of the new information, but by no more than 180 days. Extensions to the review period are communicated to the Company. Based on FDA statistics, drug development time from initiation of preclinical testing to NDA approval can range from 5 to 20 years with an average of 8.5 years.
     In June 2005, the FDA accepted for standard review the BLA for Zostavax, Merck’s investigational vaccine for the prevention of herpes zoster, commonly known as “shingles” in adults 60 years of age or older. Sanofi Pasteur MSD has submitted an application for licensure of Zostavax in the EU, and Merck has also submitted applications for licensure of Zostavax in Australia, Canada and in countries in Asia and Latin America. In February 2006, the FDA extended its review of Zostavax by three months until late May.
     In September 2005, Merck presented two studies of Phase II data on the Company’s DPP-4 inhibitor, Januvia, the proposed trademark for MK-0431 (sitagliptin), a potential new approach in the treatment of type 2 diabetes, at the 41st annual meeting of the European Association for the Study of Diabetes. On February 15, 2006, Merck announced that the NDA for Januvia was accepted for standard review by the FDA. Merck expects FDA action on the NDA by mid-October 2006.
     In December 2005, Merck submitted a BLA to the FDA for Gardasil [quadrivalent human papillomavirus (types 6, 11, 16, 18) recombinant vaccine], the Company’s vaccine to protect against four types of human papillomavirus (HPV): types 16 and 18, which account for an estimated 70% of cervical cancer cases, and types 6 and 11, which account for an estimated 90% of genital warts cases. On February 7, 2006, Merck announced that the FDA accepted the BLA for Gardasil and that the investigational cervical cancer vaccine will be given priority review by the agency. A priority designation is intended for products that address unmet medical needs. Under the Prescription Drug User Fee Act, for BLAs filed in 2005, the FDA’s goal is to review and act on BLAs designated as priority review within six months of receipt. The FDA has informed Merck that the review goal date is June 8, 2006. Since the submission to the FDA in December, Merck has also submitted applications for Gardasil to additional regulatory agencies including those in the EU, Australia, Mexico, Brazil, Argentina, Taiwan and Singapore.
     The Company’s early-stage clinical pipeline includes candidates in each of the following areas: arthritis, atherosclerosis, cancer, cardiovascular disease, diabetes, endocrine disorders, glaucoma, infectious diseases, insomnia, neurodegenerative disease, obesity, osteoporosis, psychiatric disease, pain, respiratory disease, urogenital disorders and vaccines. The Company supplements its internal research with an aggressive licensing and external alliance strategy focused on the entire spectrum of collaborations from early research to late-stage compounds, as well as new technologies. The Company completed 44 transactions in 2005, including research collaborations, preclinical and clinical compounds, and technology transactions (across a broad range of therapeutic categories including neuroscience, obesity and oncology).
     In May 2005, Merck and BioXell entered into an agreement to develop new treatments for sepsis and other inflammatory disorders.
     In June 2005, Vical Incorporated (“Vical”) exercised three options under a 2003 amendment to an existing research collaboration and licensing agreement, granting Merck rights to use Vical’s patented non-viral gene delivery technology in cancer vaccine applications.
     Merck and Vertex Pharmaceuticals Incorporated announced in June 2005 the initiation of an additional Phase I clinical study with VX-680, a small molecule inhibitor of Aurora kinases. Aurora kinases are implicated in the onset and progression of human leukemias.
     Dainippon Sumitomo Pharma Co., Ltd. (formerly known as Sumitomo Pharmaceuticals Co., Ltd.) (“Sumitomo”) and Merck signed an agreement in June 2005 to collaborate on SM13496 (lurasidone), an atypical antipsychotic compound currently in Phase II development for the treatment of schizophrenia, one of the most chronic and disabling of the severe mental illnesses. Under the agreement, Sumitomo has granted Merck, through an affiliate, an exclusive license for SM13496 in all parts of the world except for Japan, China, Korea and Taiwan.
     In June 2005, Merck announced an agreement with Metabasis Therapeutics to research, develop and commercialize novel small molecule therapeutics with the potential to treat several diseases, including type 2 diabetes, hyperlipidemia and obesity, by activation of an enzyme in the liver called AMP-activated Protein Kinase.
     In July 2005, Merck and Geron Corporation announced an agreement to develop a cancer vaccine against telomerase. Telomerase is an enzyme, active in most cancer cells, that maintains telomere length at the ends of chromosomes. This activity allows the cancer to grow and metastasize over long periods of time.
     In September 2005, FoxHollow Technologies, Inc. and Merck announced the formation of a novel pharmacogenomics collaboration. The collaboration will focus on analyzing atherosclerotic plaque removed from patient arteries as a means of identifying new biomarkers of atherosclerotic disease progression for use in the development of cardiovascular compounds in Merck’s pipeline. The agreement includes a research collaboration of up to three years.
     In October 2005, Agensys, Inc. (“Agensys”), a cancer biotechnology company, and Merck announced that they have formed a global alliance to jointly develop and commercialize AGS-PSCA, Agensys’ fully human monoclonal antibody to Prostate Stem Cell Antigen (“PSCA”). The agreement grants Merck worldwide rights to AGS-PSCA and an exclusive license to PSCA, a proprietary target, as well as rights to other therapeutic and diagnostic products developed under the alliance.
     Also in October 2005, Merck and BMS jointly announced that they have signed separate license agreements with the International Partnership for Microbicides to develop new antiretroviral compounds as potential microbicides to protect women from HIV. The compounds are part of a new class of anti-

retrovirals known as “entry inhibitors.” Some of the compounds bind directly to HIV; others bind to the CCR5 receptor. They are designed to prevent HIV from efficiently entering host cells, thus preventing infection.
     The Company and BMS reported in October 2005 that the FDA issued an approvable letter for Pargluva, BMS’s investigational oral medicine for the treatment of type 2 diabetes. The FDA requested additional safety information from ongoing trials, or those completed since the safety data from the last formal regulatory submission, to address more fully the cardiovascular safety profile of Pargluva. This data requirement may cause a significant delay in the product’s launch. As a result, BMS and the Company terminated the collaborative agreement for Pargluva, with all rights to Pargluva and a back up compound to Pargluva returning to BMS as of December 21, 2005.
     The chart below reflects the Company’s current research pipeline as of February 15, 2006. Candidates shown in Phase III include specific products. Candidates shown in Phase I and II include the most advanced compound with a specific mechanism in a given therapeutic area. Back-up compounds, regardless of their phase of development, additional indications in the same therapeutic area and additional line extensions or formulations for in-line products are not shown. The Company’s programs are generally designed to focus on the development of novel medicines to address large, unmet medical needs.

Phase I	Phase I	Phase II	Phase III	Under Review
Alzheimer’s Disease	Diabetes	Arthritis	AIDS	HPV and related
MK-0752	MK-0941	MK-0686	MK-0518	cervical cancer and
MK-0952	MK-0893	Cancer (CTCL)	Atherosclerosis	genital warts
Arthritis	MK-0533	Vorinostat*	MK-0524B	Gardasil**
MK-0822	Endocrine	Endocrine	MK-0524A
Atherosclerosis	MK-0974	MK-0677	CINV	Shingles
MK-0354*	Flu Vaccine	HIV Vaccine	MK-0517	Zostavax
MK-0859	Glaucoma	HPV Vaccine**	Diabetes
MK-0633	MK-0994	Hypertension	MK-0431A	Diabetes
Cancer	Insomnia	MK-0736	Insomnia	Januvia
MK-0429	MK-0454	Obesity	Gaboxadol*
MK-0752	Obesity	MK-0364		Approvable
Agensys*	Nastech PYY3-36***	MK-0493		Arthritis/Pain
MK-0731	Osteoporosis	Osteoporosis		Arcoxia
VX-680*	MK-0773	MK-0822
MK-0646*	Pain	Pain		2005 U.S. Approvals
Cancer Vaccine	Neurogen*	MK-0686		Osteoporosis
Cardiovascular	Parkinson’s Disease	MK-0759		Fosamax Plus D
MK-0448	MK-0657	MK-0974		Pediatric Vaccine
	Psychiatric Disease	Pediatric Vaccine*		ProQuad
	MK-0249	Psychiatric Disease
	Respiratory Disease	MK-0364		2006 U.S. Approvals
	MK-0633	Lurasidone*		Rotavirus
	S. aureus Vaccine	Stroke		Gastroenteritis
		ONO 2506***		RotaTeq
Urinary Incontinence
MK-0634
MK-0594

*	Licensed, alliance, or acquisition (pipeline)

**	Multiple licenses, including CSL, Ltd.

***	Merck is in discussions with its licensing partner regarding further plans for this compound.
     On March 1, 2006, Merck terminated its agreement with Nastech Pharmaceutical Company Inc. with respect to PYY3-36.
     All product or service marks appearing in type form different from that of the surrounding text are trademarks or service marks owned by or licensed to Merck, its subsidiaries or affiliates (including Zetia and Vytorin, trademarks owned by entities of the Merck/Schering-Plough partnership), except as noted. Cozaar and Hyzaar are registered trademarks of E.I. du Pont de Nemours and Company, Wilmington, DE and Prilosec and Nexium are trademarks of the AstraZeneca group. The U.S. trademarks for Vasotec and Vaseretic are owned by

Biovail Laboratories Incorporated. The U.S. trademark for Aggrastat is owned by Guilford Pharmaceuticals Inc. The trademark for Pargluva is owned by BMS.
Employees
     At the end of 2005, the Company had approximately 61,500 employees worldwide, with approximately 31,900 employed in the United States, including Puerto Rico. Approximately 20% of worldwide employees of the Company are represented by various collective bargaining groups.
     As part of a cost-reduction initiative announced in October 2003 and completed at the end of 2004, the Company had eliminated 5,100 positions. The Company completed a similar program in 2005 with 900 positions being eliminated through December 31, 2005.
     On November 28, 2005, the Company announced the first phase of a global restructuring program designed to reduce the Company’s cost structure, increase efficiency, and enhance competitiveness. The initial steps will include the implementation of a new supply strategy by the Merck Manufacturing Division, which is intended to create a leaner, more cost-effective and customer-focused manufacturing model over the next three years.
     As a result, Merck will incur certain costs associated with exit or disposal activities. As part of the global restructuring program, the Company expects to eliminate approximately 7,000 positions in manufacturing and other divisions worldwide, representing about 11% of its global work force, by the end of 2008. About half of the position reductions are expected to occur in the United States, with the remainder in other countries. Merck intends to sell or close five of its 31 manufacturing facilities worldwide and to reduce operations at a number of other sites. The Company also expects to close one basic research site and two preclinical development sites. The sites identified for closure are expected to be closed by the end of 2008, subject to compliance with legal obligations.
     The pretax costs of the restructuring were $401.2 million in 2005 and are expected to be $800 million to $1 billion in 2006. Through the end of 2008, when the initial phase of the restructuring program is substantially complete, the cumulative pretax costs of the restructuring activities announced on November 28, 2005 are expected to range from $1.8 billion to $2.2 billion. Approximately 70% of the cumulative pretax costs are non-cash, relating primarily to accelerated depreciation for those facilities scheduled for closure.
Environmental Matters
     The Company believes that it is in compliance in all material respects with applicable environmental laws and regulations. In 2005, the Company incurred capital expenditures of approximately $35.5 million for environmental protection facilities. The Company is also remediating environmental contamination resulting from past industrial activity at certain of its sites. Expenditures for remediation and environmental liabilities were $31.3 million in 2005, and are estimated at $53.5 million for the years 2006 through 2010. These amounts do not consider potential recoveries from insurers or other parties. The Company has taken an active role in identifying and providing for these costs, and in management’s opinion, the liabilities for all environmental matters which are probable and reasonably estimable have been accrued. Although it is not possible to predict with certainty the outcome of these environmental matters, or the ultimate costs of remediation, management does not believe that any reasonably possible expenditures that may be incurred in excess of those provided should result in a material adverse effect on the Company’s financial position, results of operations, liquidity or capital resources.
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

     The Company’s operations outside the United States are conducted primarily through subsidiaries. Sales worldwide by subsidiaries outside the United States were 42% of sales in 2005, 41% of sales in 2004 and 41% of sales in 2003.
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
     Financial information about geographic areas and operating segments of the Company’s business is incorporated by reference to pages 64 (beginning with the caption “Segment Reporting”) and 65 of the Company’s 2005 Annual Report to stockholders.
Available Information
     The Company’s Internet website address is www.merck.com. The Company will make available, free of charge at the “Investor Information” portion of its website, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).
     The Company’s corporate governance guidelines and the charters of the Board of Directors’ seven standing committees are available on the Company’s website at www.merck.com/about/corporategovernance and all such information is available in print to any stockholder who requests it from the Company.
Item 1A. Risk Factors.
     You should carefully consider all of the information set forth in this Form 10-K, including the following risk factors, before deciding to invest in any of the Company’s securities. The risks below are not the only ones the Company faces. Additional risks not currently known to the Company or that the Company presently deems immaterial may also impair its business operations. The Company’s business, financial condition, results of operations or prospects could be materially adversely affected by any of these risks. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. The Company’s results could materially differ from those anticipated in these forward-looking statements as a result of certain factors, including the risks it faces as described below and elsewhere. See “Cautionary Factors that May Affect Future Results” on page 22.
     The Company faces significant litigation related to Vioxx.
     On September 30, 2004, the Company voluntarily withdrew Vioxx, its arthritis and acute pain medication, from the market worldwide. As of December 31, 2005, approximately 9,650 product liability lawsuits, involving approximately 19,100 plaintiff groups, alleging personal injuries resulting from the use of Vioxx, have been filed against the Company in state and federal courts in the United States. The Company is also a defendant in purported class actions related to the use of Vioxx. (All of these suits are referred to as the “Vioxx Product Liability Lawsuits”). In addition to the Vioxx Product Liability Lawsuits, a number of purported class actions have been brought against the Company and several current and former officers and directors of the Company alleging that the Company made false and misleading statements regarding Vioxx in violation of the federal securities laws (all of these suits are referred to as the “Vioxx Securities Lawsuits”) and the Employee Retirement Income Security Act (“ERISA”) (all of these suits are referred to as the “Vioxx ERISA Lawsuits”). In addition, a number of shareholders have filed derivative suits and one shareholder has filed a demand asserting claims against the Board members and Company officers. (All of these suits are referred to as the “Vioxx Derivative Lawsuits” and, together with the Vioxx Securities Lawsuits and the Vioxx ERISA Lawsuits, the “Vioxx Shareholder Lawsuits”). The Company has also been named as a defendant in actions in various countries outside the United States. (All of these suits are referred to as the “Vioxx Foreign Lawsuits”). The Company has also been sued by four states with respect to the marketing of Vioxx. The Company anticipates that additional lawsuits relating to Vioxx will be filed against it and/or certain of its current and former officers and directors in the future.
     The SEC is conducting a formal investigation of the Company concerning Vioxx. The U.S. Department of Justice has issued a subpoena requesting information relating to the Company’s research, marketing and selling activities with respect to Vioxx in a federal health care investigation under criminal statutes. There are also ongoing investigations by certain Congressional committees and local authorities in Europe. A group of Attorneys General from thirty-one states and the District of Columbia are conducting an investigation of the Company’s sales and marketing of Vioxx. The Company is cooperating with authorities in all of these investigations. (All of these investigations are referred to as the “Vioxx Investigations”). The Company can not predict the outcome of any of these investigations; however, they could result in potential civil and/or criminal liability.
     Three Vioxx Product Liability Lawsuits in the U.S. have gone to trial and resulted in jury verdicts.
     On August 19, 2005, in a trial in state court in Texas, the jury in Ernst vs. Merck reached a verdict in favor of the plaintiff and purported to award her a total of $253 million in compensatory and punitive damages. Under Texas law, the maximum amount that could be awarded to the plaintiff is capped at approximately $26 million. The Company intends to appeal this verdict after the completion of post-trial proceedings in the trial court and believes that it has strong points to raise on appeal. Since the Company believes that the potential for an unfavorable outcome is not probable, the Company has not established a reserve with respect to the verdict.
     On November 3, 2005, in the second Vioxx personal injury case to go to trial, Frederick and Mary Jackson Humeston vs. Merck & Co., Inc., in the Superior Court of New Jersey, Law Division, Atlantic County, a jury returned a verdict in favor of the Company on all counts. The jury found, by an 8 to 1 vote, that the Company did not fail to provide an adequate warning to prescribing physicians of an association between Vioxx and an increased risk of serious cardiovascular events prior to Mr. Humeston’s heart attack. The jury also unanimously found that the Company did not violate the New Jersey Consumer Fraud Act in marketing the drug to prescribing physicians.
     On February 17, 2006, in a re-trial of a case in federal court in New Orleans brought by Evelyn Irvin Plunkett, on behalf of her late husband, Richard Irvin, Jr., who died from an apparent heart attack, the jury returned a verdict in favor of Merck on all counts.
     The outcomes of these first three Vioxx product liability trials should not be interpreted to indicate any trend or what outcome may be likely in future Vioxx trials.
     The Company currently anticipates that a number of Vioxx Product Liability Lawsuits will be tried in 2006. The Company cannot predict the timing of any trials with respect to the Vioxx Shareholder Lawsuits. The Company believes that it has meritorious defenses to the Vioxx Product Liability Lawsuits, Vioxx Shareholder Lawsuits and Vioxx Foreign Lawsuits (collectively, the “Vioxx Lawsuits”) and will vigorously defend against them. The Company believes that its insurance coverage with respect to the Vioxx Lawsuits will not be adequate to cover its defensive costs and any losses.
     During 2005, the Company spent $285 million in the aggregate in legal defense costs worldwide related to (i) the Vioxx Product Liability Lawsuits, (ii) the Vioxx Shareholder Lawsuits, (iii) the Vioxx Foreign Lawsuits, and (iv) the Vioxx Investigations (collectively, the ”Vioxx Litigation”). In the fourth quarter of 2005, the Company recorded a charge of $295 million to increase the reserve solely for its future legal defense costs related to the Vioxx Litigation from $675 million at December 31, 2004 to $685 million at December 31, 2005. This reserve is based on certain assumptions, described below under “Legal Proceedings”, and is the best estimate of the amount that the

Company believes, at this time, it can reasonably estimate will be spent through 2007.
     The Company is not currently able to estimate any amount of damages that it may be required to pay in connection with the Vioxx Lawsuits or Vioxx Investigations. These proceedings, which are expected to continue for years, are currently at a very early stage and the Company has very little information as to the course they will take. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek indeterminate damages, the Company is unable to predict the outcome of these matters, and at this time cannot reasonably estimate the possible loss or range of loss with respect to the Vioxx Lawsuits. The Company has not established any reserves for any potential liability relating to the Vioxx Lawsuits or the Vioxx Investigations.
     A series of unfavorable outcomes in the Vioxx Lawsuits or the Vioxx Investigations, resulting in the payment of substantial damages or fines or resulting in criminal penalties, could have a material adverse effect on the Company’s business, cash flow, results of operations, financial position and prospects.
     Certain of the Company’s major products are going to lose patent protection in the near future and, when that occurs, the Company expects a significant decline in sales of those products.
     The Company depends upon patents to provide it with exclusive marketing rights for its products for some period of time. As product patents for several of the Company’s products have recently expired, or are about to expire, in the United States and in other countries, the Company faces strong competition from lower price generic drugs. Loss of patent protection for one of the Company’s products typically leads to a rapid loss of sales for that product, as lower priced generic versions of that drug become available. In the case of products that contribute significantly to the Company’s sales, the loss of patent protection can have a material adverse effect on the Company’s results of operations.
     In 2003, Zocor, the Company’s statin for modifying cholesterol and currently its largest revenue-producing product, lost its basic patent protection in Canada and certain countries in Europe, including the United Kingdom and Germany, and the Company experienced a decline in Zocor sales in those countries as the result of the availability of a generic version. Worldwide sales of Zocor were $4.4 billion in 2005, compared to $5.2 billion in 2004. In June 2006, Zocor will lose its market exclusivity in the United States, and the Company expects a significant decline in Zocor sales after that time.
     In August 2004, the Opposition Division of the European Patent Office rendered a decision to revoke the Company’s patent in Europe that covers the weekly administration of alendronate. That decision has been appealed and a hearing is scheduled for March 14 and 15. Decisions in such proceedings are typically rendered at the end of the hearing. If the decision is upheld, the Company will not be entitled to market exclusivity for Fosamax in most major European markets after 2007. Moreover, Merck’s basic patent covering the use of alendronate has been challenged in several European countries and if the Company is unsuccessful in those countries the Company could lose exclusivity rights to Fosamax before 2007 in such countries. The Company would expect a significant decline in European sales of Fosamax after loss of exclusivity. Sales of Fosamax outside the United States in 2005 have already been adversely affected by the availability of generic products in some markets, including the United Kingdom, Canada and Germany. Nonetheless, global sales of Fosamax grew 1% in 2005 to $3.2 billion, as a result of strong sales in the United States.
     On January 28, 2005, the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. found the Company’s patent claims for once-weekly administration of Fosamax to be invalid. The Company exhausted all options to appeal this decision in 2005. Based on the Court of Appeals decision, Fosamax will lose its market exclusivity in the United States in February 2008, and the Company expects a significant decline in Fosamax sales after that time.

     The Company’s research and development efforts may not succeed in developing commercially successful products and the Company may not be able to acquire commercially successful products in other ways; in consequence, the Company may not be able to replace sales of successful products that have lost patent protection.
     Like other major pharmaceutical companies, in order to remain competitive, the Company must continue to launch new products each year. Declines in sales of products such as Zocor and Fosamax mean that the Company’s future success is dependent on its pipeline of new products, including new products which it develops through joint ventures and products which it is able to obtain through license or acquisition. To accomplish this, the Company commits substantial effort, funds and other resources to research and development, both through its own dedicated resources, and through various collaborations with third parties. To support its research and development efforts the Company must make ongoing, substantial expenditures, without any assurance that the efforts it is funding will result in a commercially successful product. The Company must also commit substantial efforts, funds and other resources to recruiting and retaining high quality scientists and other personnel with pharmaceutical research and development expertise.
     Based on FDA statistics, drug development time from initiation of preclinical testing to NDA approval can range from 5 to 20 years with an average of 8.5 years. For a description of the research and development process, see “Research and Development”. Each phase of testing is highly regulated, and during each phase there is a substantial risk that the Company will encounter serious obstacles or will not achieve its goals, and accordingly the Company may abandon a product in which it has invested substantial amounts of time and money. Some of the risks encountered in the research and development process include the following: pre-clinical testing of a new compound may yield disappointing results; clinical trials of a new drug may not be successful; a new drug may not be effective or may have harmful side effects; a new drug may not be approved by the FDA for its intended use; it may not be possible to obtain a patent for a new drug; or sales of a new product may be disappointing.
     The Company cannot state with certainty when or whether any of its products now under development will be launched; whether it will be able to develop, license or otherwise acquire compounds, product candidates or products; or whether any products, once launched, will be commercially successful. The Company must maintain a continuous flow of successful new products and successful new indications or brand extensions for existing products sufficient both to cover its substantial research and development costs and to replace sales that are lost as profitable products, such as Zocor and Fosamax, lose patent protection or are displaced by competing products or therapies. Failure to do so in the short term or long term would have a material adverse effect on the Company’s business, results of operations, cash flow, financial position and prospects.
     The Company’s products, including products in development, can not be marketed unless the Company obtains and maintains regulatory approval.
     The Company’s activities, including research, preclinical testing, clinical trials and manufacturing and marketing its products, are subject to extensive regulation by numerous federal, state and local governmental authorities in the United States, including the FDA, and by foreign regulatory authorities, including the European Commission. In the United States, the FDA is of particular importance to the Company, as it administers requirements covering the testing, approval, safety, effectiveness, manufacturing, labeling and marketing of prescription pharmaceuticals. In many cases, the FDA requirements have increased the amount of time and money necessary to develop new products and bring them to market in the United States. Regulation outside the United States also is primarily focused on drug safety and effectiveness and, in many cases, cost reduction. The FDA and foreign regulatory authorities have substantial discretion to require additional testing, to delay or withhold registration and marketing approval and to mandate product withdrawals.
     Even if the Company is successful in developing new products, it will not be able to market any of those products unless and until it has obtained all required regulatory approvals in each jurisdiction where it proposes to market the new products. Once obtained, the Company must maintain approval as long as it plans to market its new products in each jurisdiction where approval is required. The Company’s failure to obtain approval, significant delays in the approval process, or its failure to maintain approval in any jurisdiction will prevent it from selling the new products in that jurisdiction until approval is obtained, if ever. The Company would not be able to realize revenues for those new products in any jurisdiction where it does not have approval.
     The Company is dependent on its patent rights, and if its patent rights are invalidated or circumvented, its business would be adversely affected.
     Patent protection is considered, in the aggregate, to be of material importance in the Company’s marketing of human health products in the United States and in most major foreign markets. Patents covering products that it has introduced normally provide market exclusivity, which is important for the successful marketing and sale of its products. The Company seeks patents covering each of its products in each of the markets where it intends to sell the products and where meaningful patent protection is available.
     Even if the Company succeeds in obtaining patents covering its products, third parties may challenge or seek to invalidate or circumvent its patents and patent applications. It is important for the Company’s business to defend successfully the patent rights that provide market exclusivity for its products. The Company is often involved in patent disputes relating to challenges to its patents or infringement and similar claims against the Company. The Company aggressively defends its important patents both within and outside the United States, including by filing claims of infringement against other parties. See “Legal Proceedings – Patent Litigation”. In particular, manufacturers of generic pharmaceutical products from time to time file Abbreviated New Drug Applications (“ANDA”) with the FDA seeking to market generic forms of the Company’s products prior to the expiration of relevant patents owned by the Company. The Company normally responds by vigorously defending its patent, including by filing lawsuits alleging patent infringement. Patent litigation and other challenges to the Company’s patents are costly and unpredictable and may deprive the Company of market exclusivity for a patented product or, in some cases, third party patents may prevent the Company from marketing and selling a product in a particular geographic area.
     If one or more important products lose patent protection in profitable markets, sales of those products are likely to decline significantly as a result of generic versions of those products becoming available. The Company’s results of operations may be adversely affected by the lost sales unless and until the Company has successfully launched commercially successful replacement products.
     The Company faces intense competition from lower-cost generic products.
     In general, the Company faces increasing competition from lower-cost generic products. The patent rights that protect its products are of varying strengths and durations. In addition, in some countries, patent protection is significantly weaker than in the United States or the EU. In the United States, political pressures to reduce spending on prescription drugs has led to legislation which encourages the use of generic products. Although it is the Company’s policy to actively protect its patent rights, generic challenges to the Company’s products can arise at any time, and it may not be able to prevent the emergence of generic competition for its products.
     Loss of patent protection for a product typically is followed promptly by generic substitutes, reducing the Company’s sales of that product. Availability of generic substitutes for the Company’s drugs may adversely affect its results of operations and cash flow. In addition, proposals emerge from time to time in the United States and other countries for legislation to further encourage the early and rapid approval of generic drugs. Any such proposal that is enacted into law could worsen this substantial negative effect on the Company’s sales and, potentially, its results of operations and cash flow.
     The Company faces intense competition from new products.
     The Company’s products face intense competition from competitors’ products. This competition may increase as new products enter the market. In such an event, the competitors’ products may be safer or more effective or more effectively marketed and sold than the Company’s products. Alternatively, in the case of generic competition, they may be equally safe and effective products which are sold at a substantially lower price than the Company’s products. As a result, if the Company fails to maintain its competitive position, this could have a material adverse effect on its business and results of operations.
Cautionary Factors that May Affect Future Results
(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)
     This report and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements,” all of which are based on management’s current expectations and are subject to risks and uncertainties which may cause results to differ materially from those set forth in the statements. One can identify these forward-looking statements by their use of words such as “expects,” “plans,” “will,” “estimates,” “forecasts,” “projects” and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company’s growth strategy, financial results, product development, product approvals, product potential, and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ materially from the Company’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially. The Company cautions you not to place undue reliance on these forward-looking statements. Although it is not possible to predict or identify all such factors, they may include the following:
•	Significant litigation related to Vioxx.

•	Competition from generic products as the Company’s products lose patent protection.

•	Increased “brand” competition in therapeutic areas important to the Company’s long-term business performance.

•	The difficulties and uncertainties inherent in new product development. The outcome of the lengthy and complex process of new product development is inherently uncertain. A candidate can fail at any stage of the process and one or more late-stage product candidates could fail to receive regulatory approval. New product candidates may appear promising in development but fail to reach the market because of efficacy or safety concerns, the inability to obtain necessary regulatory approvals, the difficulty or excessive cost to manufacture and/or the infringement of patents or intellectual property rights of others. Furthermore, the sales of new products may prove to be disappointing and fail to reach anticipated levels.

•	Pricing pressures, both in the United States and abroad, including rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and health care reform, pharmaceutical reimbursement and pricing in general.

•	Changes in government laws and regulations and the enforcement thereof affecting the Company’s business.

•	Efficacy or safety concerns with respect to marketed products, whether or not scientifically justified, leading to product recalls, withdrawals or declining sales.

•	Legal factors, including product liability claims, antitrust litigation and governmental investigations, including tax disputes, environmental concerns and patent disputes with branded and generic competitors, any of which could preclude commercialization of products or negatively affect the profitability of existing products.

•	Lost market opportunity resulting from delays and uncertainties in the approval process of the FDA and foreign regulatory authorities.

•	Increased focus on privacy issues in countries around the world, including the United States and the EU. In the United States, federal and state governments have pursued legislative and regulatory initiatives regarding patient privacy, including federal and recently issued state privacy regulations concerning health information, which have affected the Company’s operations.

•	Changes in tax laws including changes related to the taxation of foreign earnings.

•	Changes in accounting pronouncements promulgated by standard-setting or regulatory bodies, including the Financial Accounting Standards Board and the SEC, that are adverse to the Company.

•	Economic factors over which the Company has no control, including changes in inflation, interest rates and foreign currency exchange rates.
     This list should not be considered an exhaustive statement of all potential risks and uncertainties. See “Risk Factors” on page 17.
Item 1B. Unresolved Staff Comments.
None
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
     Capital expenditures for 2005 were $1.4 billion compared with $1.7 billion for 2004. In the United States, these amounted to $938.7 million for 2005 and $1.1 billion for 2004. Abroad, such expenditures amounted to $464.0 million for 2005 and $582.5 million for 2004.
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
Vioxx Litigation
Product Liability Lawsuits
     As previously disclosed, federal and state product liability lawsuits involving individual claims, as well as putative class actions, have been filed against the Company with respect to Vioxx. As of December 31, 2005, the Company has been served or is aware that it has been named as a defendant in approximately 9,650 lawsuits, which include approximately 19,100 plaintiff groups, alleging personal injuries resulting from the use of Vioxx. Of these lawsuits, approximately 4,350 lawsuits representing approximately 12,075 plaintiff groups are or are slated to be in the federal MDL (discussed below) and approximately 4,200 lawsuits representing approximately 4,200 plaintiff groups are included in a coordinated proceeding in New Jersey Superior Court before Judge Carol E. Higbee. Certain of these lawsuits include allegations regarding gastrointestinal bleeding, cardiovascular events, thrombotic events or kidney damage. The Company has also been named as a defendant in approximately 190 putative class actions alleging personal injuries or seeking (i) medical monitoring as a result of the putative class members’ use of Vioxx, (ii) disgorgement of certain profits under common law unjust enrichment theories, and/or (iii) various remedies under state consumer fraud and fair business practice statutes, including recovering the cost of Vioxx purchased by individuals and third-party payors such as union health plans (all of the actions discussed in this paragraph are collectively referred to as the “Vioxx Product Liability Lawsuits”). The actions filed in the state courts of California, Texas, New Jersey, and Philadelphia, Pennsylvania, respectively, have been transferred to a single judge in each state for coordinated proceedings.
     On February 16, 2005, the Judicial Panel on Multidistrict Litigation (the “JPML”) transferred all Vioxx Product Liability Lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings. The MDL has been transferred to the United States District Court for the Eastern District of Louisiana before District Judge Eldon E. Fallon.
     Judge Fallon has indicated that he intends to try a series of cases during the period November 2005 through 2006, in the following categories: (i) heart attack with short term use; (ii) heart attack with long term use; (iii) stroke; and (iv) cardiovascular injury involving a prescription written after April 2002 when the labeling for Vioxx was revised to include the results of the VIGOR trial. In November and December 2005, the case brought by Evelyn Irvin Plunkett, on behalf of her late husband Richard Irvin, Jr., who died from an apparent heart attack, was tried in Houston, Texas. Plaintiff alleged that Mr. Irvin took Vioxx for approximately one month and, thus, the action fell within the category of heart attack with short term use. After deliberating for two and one-half days, the court found that the jury was deadlocked and declared a mistrial. Federal court rules require a unanimous verdict. The retrial of the case commenced on February 6, 2006 in New Orleans, Louisiana. On February 17, the jury returned a verdict in favor of Merck on all counts.
     The next scheduled MDL trial is Diaz v. Merck, a case in which plaintiffs claim a heart attack with long term use, which is scheduled for June (it was previously scheduled for May). In addition to the Diaz case and the Garza case discussed below, other Vioxx Product Liability Lawsuits are currently scheduled for trial in 2006. The Company intends to provide a list of such trials at its website at www.Merck.com which it will periodically update as appropriate. The Company has included its website address only as an inactive textual reference and does not intend it to be an active link to its website nor does it incorporate by reference the information contained therein.

     Merck has entered into a tolling agreement (the “Tolling Agreement”) with the MDL Plaintiffs’ Steering Committee that establishes a procedure to halt the running of the statute of limitations (tolling) as to certain categories of claims allegedly arising from the use of Vioxx by non-New Jersey citizens. The Tolling Agreement applies to individuals who have not filed lawsuits and may or may not eventually file lawsuits and only to those claimants who seek to toll claims alleging injuries resulting from a thrombotic cardiovascular event that results in a myocardial infarction or ischemic stroke. The Tolling Agreement provides counsel additional time to evaluate potential claims. The Tolling Agreement requires any tolled claims to be filed in federal court. As of December 31, 2005, approximately 3,800 claimants had entered into Tolling Agreements.
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
     On November 3, 2005, in the case of Frederick and Mary Jackson Humeston vs. Merck, Superior Court of New Jersey, Law Division, Atlantic County, a jury returned a verdict in favor of Merck on all counts. The case was the second Vioxx personal injury case to go to trial. Mr. Humeston, a 60-year old United States Postal employee from Idaho, alleged that he suffered a heart attack in September 2001 as a result of taking Vioxx. He sought compensatory and punitive damages. The jury found, by an 8 to 1 vote, that Merck did not fail to provide an adequate warning to prescribing physicians of an association between Vioxx and an increased risk of serious cardiovascular events prior to Mr. Humeston’s heart attack. The jury also unanimously found that Merck did not violate the New Jersey Consumer Fraud Act in marketing the drug to prescribing physicians.
     The trial of Garza v. Heart Clinic, Evans, Posada and Merck, began on January 24, 2006, in the 229th Judicial District Court of Starr County, Texas. The Company believes the evidence in this case will show that Vioxx did not cause the heart attack of Leonel Garza, Sr. Mr. Garza, 71, died of a heart attack on April 21, 2001, following 23 years of cardiovascular disease and a prior heart attack. Approximately one month before his death, the Company maintains that Mr. Garza was given a one-week supply of Vioxx 25 mg samples for pain.
     In addition, trial proceedings in the consolidated trial of Cona v. Merck and McDarby v. Merck began on February 27, 2006 in the New Jersey Superior Court, Law Division, Atlantic County before Judge Higbee. The Company believes the evidence will show that Vioxx did not cause either Mr. McDarby, 77, or Mr. Cona, 59, to have a heart attack.
Other Lawsuits
     As previously disclosed, on July 29, 2005, a New Jersey state trial court certified a nationwide class of third-party payors (such as unions and health insurance plans) that paid in whole or in part for the Vioxx used by their plan members or insureds. The named plaintiff in that case seeks recovery of certain Vioxx purchase costs (plus penalties) based on allegations that the purported class members paid more for Vioxx than they would have had they known of the product’s alleged risks. Merck believes that the class was improperly certified. The trial court’s ruling is procedural only; it does not address the merits of plaintiffs’ allegations, which the Company intends to defend vigorously. The New Jersey state Superior Court, Appellate Division, has accepted Merck’s appeal of the class certification order on an expedited basis.
     As previously reported, the Company has also been named as a defendant in separate lawsuits brought by the Attorneys General of Louisiana, Mississippi, and Texas. The Attorney General of Alaska has also recently filed a lawsuit. These actions allege that the Company misrepresented the safety of Vioxx and seek (i) recovery of the cost of Vioxx purchased or reimbursed by the state and its agencies; (ii) reimbursement of all sums paid by the state and its agencies for medical services for the treatment of persons injured by Vioxx; (iii) damages under various common law theories; and/or (iv) remedies under various state statutory theories, including state consumer fraud and/or fair business practices or Medicaid fraud statutes, including civil penalties.
Shareholder Lawsuits
     As previously disclosed, in addition to the Vioxx Product Liability Lawsuits, the Company, along with various current and former officers and directors of the Company, are defendants in a number of putative class actions and individual lawsuits filed in (or removed to) federal court by shareholders under the federal securities laws (the “Vioxx Securities Lawsuits”), all of which have been transferred by the JPML, along with related lawsuits discussed below, to the United States District Court for the District of New Jersey before District Judge Stanley R. Chesler for inclusion in a nationwide MDL for coordinated pretrial proceedings (the “Shareholder MDL”). Judge Chesler has consolidated the Vioxx Securities Lawsuits for all purposes. On June 9, 2005, plaintiffs in the Vioxx Securities Lawsuits filed a Fourth Consolidated and Amended Class Action Complaint superseding prior complaints in the various cases (the “Complaint”). Plaintiffs request certification of a class of purchasers of Company stock between May 21, 1999 and October 29, 2004. The Complaint alleges that the defendants made false and misleading statements regarding Vioxx in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified compensatory damages and the costs of suit, including attorneys’ fees. The Complaint also asserts a claim under Section 20A of the Securities and Exchange Act against certain defendants relating to their sales of Merck stock. In addition, the Complaint includes allegations under Sections 11, 12 and 15 of the Securities Act of 1933 that certain defendants made incomplete and misleading statements in a registration statement and certain prospectuses filed in connection with the Merck Stock Investment Plan, a dividend reinvestment plan. Defendants have filed a motion to dismiss the Complaint, which is pending.
     As previously disclosed, on August 15, 2005, a complaint was filed in Oregon state court by the State of Oregon through the Oregon state treasurer on behalf of the Oregon Public Employee Retirement Fund against the Company and certain current and former officers and directors. The complaint, which was brought under Oregon securities law, alleges that plaintiff has suffered damages in connection with its purchases of Merck common stock at artificially inflated prices due to the Company’s alleged violations of law related to disclosures about Vioxx. The Company removed this lawsuit to the U.S. District Court for the District of Oregon, however, plaintiff moved to remand the case to state court, which motion was granted.
     As previously disclosed, a number of shareholder derivative actions have been filed in federal court and in New Jersey Superior Court naming the Company as a nominal defendant and certain members of the Board (past and present), together with certain executive officers, as defendants. The complaints arise out of substantially the same factual allegations that are made in the Vioxx Securities Lawsuits. The derivative suits, which are purportedly brought to assert rights of the Company, assert claims against the Board members and officers for breach of fiduciary duty, waste of corporate assets, unjust enrichment, abuse of control and gross mismanagement. All of the actions discussed in this paragraph are collectively referred to as the “Vioxx Derivative Lawsuits”. The JPML has transferred the Vioxx Derivative Lawsuits pending in federal court to the Shareholder MDL. Judge Chesler has consolidated the Vioxx Derivative Lawsuits for all purposes. On June 20, 2005, the federal derivative plaintiffs filed a Verified Consolidated Shareholders’ Derivative Complaint superseding prior complaints in the various cases. Defendants have filed a motion to dismiss this complaint, which is pending. In addition, the Vioxx Derivative Lawsuits pending in New Jersey Superior Court were consolidated and transferred to Judge Higbee in Atlantic County, and on April 29, 2005, state plaintiffs filed a superseding Verified Consolidated Amended Shareholder Derivative Complaint. On January 19, 2006, these two shareholder derivative cases were dismissed without prejudice. The cases were dismissed when the Court granted defendants’ motion to stay the cases. The Court’s order permits plaintiffs to re-file their complaints once the consolidated federal shareholder derivative case has been resolved.
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

     In addition, as previously disclosed, a number of putative class actions have been filed against the Company and certain current and former officers and directors of the Company in federal court (the “Vioxx ERISA Lawsuits” and, together with the Vioxx Securities Lawsuits and the Vioxx Derivative Lawsuits, the “Vioxx Shareholder Lawsuits”) on behalf of certain of the Company’s current and former employees who are participants in certain of the Company’s retirement plans asserting claims under the Employee Retirement Income Security Act (“ERISA”). The lawsuits make similar allegations to the allegations contained in the Vioxx Securities Lawsuits and claim that the defendants breached their duties as plan fiduciaries. The JPML has transferred all Vioxx ERISA Lawsuits to the Shareholder MDL. Judge Chesler has consolidated the Vioxx ERISA Lawsuits for all purposes. A consolidated and amended complaint was filed in the Vioxx ERISA Lawsuits on August 2, 2005. Defendants have filed a motion to dismiss this complaint, which is pending.
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
Insurance
     As previously disclosed, the Company has product liability insurance for claims brought in the Vioxx Product Liability Lawsuits with stated upper limits of approximately $630 million after deductibles and co-insurance. This insurance provides coverage for legal defense costs and potential damage amounts that have been or will be incurred in connection with the Vioxx Product Liability Lawsuits. The Company believes that this insurance coverage extends to additional Vioxx Product Liability Lawsuits that may be filed in the future. The Company has Directors and Officers insurance coverage applicable to the Vioxx Securities Lawsuits and Vioxx Derivative Lawsuits with stated upper limits of approximately $190 million. The Company has fiduciary and other insurance for the Vioxx ERISA Lawsuits with stated upper limits of approximately $275 million. Additional insurance coverage for these claims may also be available under upper-level excess policies that provide coverage for a variety of risks. There are disputes with certain insurers about the availability of some or all of this insurance coverage and there are likely to be additional disputes. At this time, the Company believes that its insurance coverage with respect to the Vioxx Lawsuits will not be adequate to cover its defense costs and any losses.
     As previously disclosed, the Company’s upper level excess insurers (which provide excess insurance potentially applicable to all of the Vioxx Lawsuits) have commenced an arbitration seeking, among other things, to cancel those policies, to void all of their obligations under those policies and to raise other coverage issues with respect to the Vioxx Lawsuits. A second arbitration against one of the Company’s upper level excess insurers has also been commenced. Merck intends to contest vigorously the insurers’ claims and will attempt to enforce its rights under applicable insurance policies. The amounts actually recovered under the policies discussed in this section may be less than the amounts specified in the preceding paragraph.
Investigations
     As previously disclosed, in November 2004, the Company was advised by the staff of the SEC that it was commencing an informal inquiry concerning Vioxx. On January 28, 2005, the Company announced that it received notice that the SEC issued a formal notice of investigation. Also, the Company received a subpoena from the U.S. Department of Justice (the “DOJ”) requesting information related to the Company’s research, marketing and selling activities with respect to Vioxx in a federal health care investigation under criminal statutes. There are also ongoing investigations by certain Congressional committees. As previously disclosed, the Company’s U.K. subsidiary has been notified by the Medicines and Healthcare

Products Regulatory Agency in the United Kingdom (the “MHRA”) of an investigation by the MHRA of compliance by the Company with EU adverse experience reporting requirements in connection with Vioxx. In addition, as previously disclosed, investigations are being conducted by local authorities in certain cities in Europe in order to determine whether any criminal charges should be brought concerning Vioxx. The Company is cooperating with these governmental entities in their respective investigations (the “Vioxx Investigations”). The Company cannot predict the outcome of these inquiries; however, they could result in potential civil and/or criminal dispositions.
     As previously disclosed, the Company has received a Civil Investigative Demand (“CID”) from a group of Attorneys General from 31 states and the District of Columbia who are investigating whether the Company violated state consumer protection laws when marketing Vioxx. The Company is cooperating with the Attorneys General in responding to the CID.
Reserves
     The Company currently anticipates that a number of Vioxx Product Liability Lawsuits will be tried in 2006. The Company cannot predict the timing of any trials with respect to the Vioxx Shareholder Lawsuits. The Company believes that it has meritorious defenses to the Vioxx Lawsuits and will vigorously defend against them. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek indeterminate damages, the Company is unable to predict the outcome of these matters, and at this time cannot reasonably estimate the possible loss or range of loss with respect to the Vioxx Lawsuits. The Company has not established any reserves for any potential liability relating to the Vioxx Lawsuits or the Vioxx Investigations.
     Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. As of December 31, 2004, the Company had established a reserve of $675 million solely for its future legal defense costs related to the Vioxx Litigation.
     During 2005, the Company spent $285 million in the aggregate in legal defense costs worldwide related to (i) the Vioxx Product Liability Lawsuits, (ii) the Vioxx Shareholder Lawsuits, (iii) the Vioxx Foreign Lawsuits, and (iv) the Vioxx Investigations (collectively, the “Vioxx Litigation”). In the fourth quarter, the Company recorded a charge of $295 million to increase the reserve solely for its future legal defense costs related to the Vioxx Litigation to $685 million at December 31, 2005. This reserve is based on certain assumptions and is the best estimate of the amount that the Company believes, at this time, it can reasonably estimate will be spent through 2007. Some of the significant factors considered in the establishment and ongoing review of the reserve for the Vioxx legal defense costs were as follows: the actual costs incurred by the Company up to that time; the development of the Company’s legal defense strategy and structure in light of the scope of the Vioxx Litigation; the number of cases being brought against the Company; the costs and outcomes of completed trials and the anticipated timing, progression, and related costs of pre-trial activities and trials in the Vioxx Product Liability Lawsuits. Events such as scheduled trials, that are expected to occur throughout 2006 and into 2007, and the inherent inability to predict the ultimate outcomes of such trials, limit the Company’s ability to reasonably estimate its legal costs beyond the end of 2007. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves. Unfavorable outcomes in the Vioxx Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.
Commercial Litigation
     Beginning in 1993, the Company was named in a number of antitrust suits, certain of which were certified as class actions, instituted by most of the nation’s retail pharmacies and consumers in several states. The Company settled the federal class action, which represented the single largest group of claims and has settled substantially all of the remaining cases on satisfactory terms. The few remaining cases have been inactive for several years. The Company has not engaged in any conspiracy and no admission of wrongdoing was made or included in any settlement agreements.
     As previously disclosed, the Company was joined in ongoing litigation alleging manipulation by pharmaceutical manufacturers of Average Wholesale Prices (“AWP”), which are sometimes used in calculations that determine public and private sector reimbursement levels. In 2002, the JPML ordered the transfer and consolidation of all pending federal AWP cases to federal court in Boston, Massachusetts. Plaintiffs filed one consolidated class action complaint, which aggregated the claims previously filed in various federal district court actions and also expanded the number of manufacturers to include some which, like the Company, had not been defendants in any prior pending case. In May 2003, the court granted the Company’s motion to dismiss the consolidated class action and dismissed the Company from the class action case. Subsequent to the Company’s dismissal, the plaintiffs filed an amended consolidated class action complaint, which did not name the Company as a defendant. The Company and many other pharmaceutical manufacturers are defendants in similar complaints pending in federal and state court brought individually by a number of counties in the State of New York. The Company and the other defendants are awaiting the final ruling on their motion to dismiss in the Suffolk County case, which was the first of the New York county cases to be filed. In addition, as of December 31, 2005, the Company was a defendant in state cases brought by the Attorneys General of Kentucky, Illinois, Alabama, Wisconsin, Mississippi, and Arizona, all of which are being vigorously defended. The Company has also received a letter inquiry from the Attorney General of Idaho.
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
     In April 2005, the Company was named in a qui tam lawsuit under the Nevada False Claims Act. The suit, in which the Nevada Attorney General has intervened, alleges that the Company inappropriately offered nominal pricing and other marketing and pricing inducements to certain customers and also failed to comply with its obligations under the Medicaid Best Price scheme related to such arrangements. The Company is vigorously defending against this lawsuit.
Governmental Proceedings
     As previously disclosed, the Company has received a subpoena from the DOJ in connection with its investigation of the Company’s marketing and selling activities, including nominal pricing programs and samples. The Company has also reported that it has received a CID from the Attorney General of Texas regarding the Company’s marketing and selling activities relating to Texas. As previously disclosed, the Company received another CID from the Attorney General of Texas asking for additional information regarding the Company’s marketing and selling activities related to Texas, including with respect to certain of its nominal pricing programs and samples. In April 2004, the Company received a subpoena from the office of the Inspector General for the District of Columbia in connection with an investigation of the Company’s interactions with physicians in the District of Columbia, Maryland, and Virginia. In November 2004, the Company received a letter request from the DOJ in connection with its investigation of the Company’s pricing of Pepcid. In September 2005, the Company received a subpoena from the Illinois Attorney General. The subpoena seeks information related to repackaging of prescription drugs.
     As previously disclosed, the Company has received a letter from the DOJ advising it of the existence of a qui tam complaint alleging that the Company violated certain rules related to its calculations of best price and other federal pricing benchmark calculations, certain of which may affect the Company’s Medicaid rebate obligation.
     The Company is cooperating with all of these investigations. The Company cannot predict the outcome of these investigations; however, it is possible that unfavorable outcomes could have a material adverse effect on the Company’s financial position, liquidity and results of operations. In addition, from time to time, other federal, state or foreign regulators or authorities may seek information about practices in the pharmaceutical industry or the Company’s business practices in inquiries other than the investigations discussed in this section. It is not feasible to predict the outcome of any such inquiries.
     On February 23, 2004, the Italian Antitrust Authorities adopted a measure commencing a formal investigation of Merck Sharp & Dohme (Italia) S.p.A. (“MSD Italy”) and the Company under Article 14 of the Italian Competition Law and Article 82 EC to ascertain whether the Company and MSD Italy committed an abuse of a dominant position by virtue of the Company’s refusal to grant to ACS Dobfar S.p.A. (“Dobfar”), an Italian company, a voluntary license, pursuant to domestic legislation passed in 2002, to permit Dobfar to manufacture Tienam (imipenem and cilastatin) in Italy for sale outside Italy, in countries where patent protection under the applicable domestic rules has expired or never existed. The Company has a Supplementary Protection Certificate (“SPC”) which provides the Company certain rights with respect to the manufacture and sale of Tienam in Italy which expired in January 2006. A hearing before the Italian Antitrust Authorities was held on May 2, 2005. On June 17, 2005, the Italian Antitrust Authority (“ICA”) issued an order imposing interim measures requiring the Company to grant a license to manufacture Tienam in Italy. Pursuant to the ICA’s order, the license granted to Dobfar will be limited to the right to only manufacture and build supply stock of Tienam and will not allow Dobfar to export Tienam outside of Italy or to sell their Tienam product within Italy prior to the expiry of the SPC. On November 16, 2005, the Italian Administrative court denied the Company’s appeal of the ICA’s order. Proceedings before the ICA are ongoing.
Vaccine Litigation
     As previously disclosed, the Company is a party in claims brought under the Consumer Protection Act of 1987 in the United Kingdom, which allege that certain children suffer from a variety of conditions as a result of being vaccinated with various bivalent vaccines for measles and rubella and/or trivalent vaccines for measles, mumps and rubella, including the Company’s M-M-R II. The conditions include autism, with or without inflammatory bowel disease, epilepsy, encephalitis, encephalopathy, Guillain-Barre syndrome and transverse myelitis. There are now 26 claimants proceeding or, to the Company’s knowledge, intending to proceed against the Company. The Company will vigorously defend against these lawsuits.
     As previously disclosed, the Company is also a party to individual and class action product liability lawsuits and claims in the United States involving pediatric vaccines (e.g., hepatitis B vaccine) that contained thimerosal, a preservative used in vaccines. Merck has not distributed thimerosal-containing pediatric vaccines in the United States since the fall of 2001. As of December 31, 2005, there were approximately 275 active thimerosal related lawsuits with approximately 775 plaintiffs. Other defendants include other vaccine manufacturers who produced pediatric vaccines containing thimerosal as well as manufacturers of thimerosal. In these actions, the plaintiffs allege, among other things, that they have suffered neurological injuries as a result of exposure to thimerosal from pediatric vaccines. Two state court cases and two Federal District Court cases were scheduled for trial in 2005. All of these cases have been dismissed. One case set for trial in 2006 was also dismissed. Certain of the dismissals have been appealed. The Company will vigorously defend against these lawsuits; however, it is possible that unfavorable outcomes could have a material adverse effect on the Company’s financial position, liquidity and results of operations.
     The Company has been successful in having cases of this type either dismissed or stayed on the ground that the action is prohibited under the National Childhood Vaccine Injury Act (the “Vaccine Act”). The Vaccine Act prohibits any person from filing or maintaining a civil action (in state or federal court) seeking damages against a vaccine manufacturer for vaccine-related injuries unless a petition is first filed in the United States Court of Federal Claims (hereinafter the “Vaccine Court”). Under the Vaccine Act, before filing a civil action against a vaccine manufacturer, the petitioner must either (a) pursue his or her petition to conclusion in Vaccine Court and then timely file an election to proceed with a civil action in lieu of accepting the Vaccine Court’s adjudication of the petition or (b) timely exercise a right to withdraw the petition prior to Vaccine Court adjudication in accordance with certain statutorily prescribed time periods. The Company is aware that there are numerous cases pending in Vaccine Court involving allegations that thimerosal-containing vaccines and/or the M-M-R II vaccine cause autism spectrum disorders. All of the cases referred to in the preceding paragraph as having been dismissed have been brought by plaintiffs who claim to have made a timely withdrawal of their Vaccine Court petition. The Company is not a party to the Vaccine Court proceedings because the petitions are brought against the Department of Health and Human Services.
Patent Litigation
     From time to time, generic manufacturers of pharmaceutical products file ANDA’s with the FDA seeking to market generic forms of the Company’s products prior to the expiration of relevant patents owned by the Company. Generic pharmaceutical manufacturers have submitted ANDA’s to the FDA seeking to market in the United States a generic form of Fosamax, Prilosec, Nexium, Propecia, Trusopt and Cosopt prior to the expiration of the Company’s (and AstraZeneca’s in the case of Prilosec and Nexium) patents concerning these products. The generic companies’ ANDA’s generally include allegations of non-infringement, invalidity and unenforceability of the patents. Generic manufacturers have received FDA approval to market a generic form of Prilosec. The Company has filed patent infringement suits in federal court against companies filing ANDA’s for generic alendronate (Fosamax), finasteride (Propecia), dorzolamide (Trusopt) and dorzolamide/timolol (Cosopt), and AstraZeneca and the Company have filed patent infringement suits in federal court against companies filing ANDA’s for generic omeprazole (Prilosec) and esomeprazole (Nexium). Similar patent challenges exist in certain foreign jurisdictions. The Company intends to vigorously defend its patents, which it believes are valid, against infringement by generic companies attempting to market products prior to the expiration dates of such patents. As with any litigation, there can be no assurance of the outcomes, which, if adverse, could result in significantly shortened periods of exclusivity for these products.
     As previously disclosed, on January 28, 2005, the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. found the Company’s patent claims for once-weekly administration of Fosamax to be invalid. The Company exhausted all options to appeal this decision in 2005. Based on the Court of Appeals’ decision, Fosamax will lose its market exclusivity in the United States in February 2008 and the Company expects a significant decline in U.S. Fosamax sales after that time.
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

     European countries permit companies seeking approval of a generic product to reference data of the innovative product in certain circumstances under data exclusivity regulations. The High Court of Justice has affirmed the decision of the UK regulatory authority that its data for weekly alendronate may be referenced by companies seeking approval of generic weekly alendronate products. The Company has filed for leave to appeal a judgment of a Swedish Administration Court affirming a grant by the Swedish regulatory authority of approval of generic weekly alendronate products which referenced the Company’s data on weekly alendronate for their approval. The Company has filed similar cases in other countries.
     As previously announced by the Company, on July 20, 2004, the Opposition Division (the “Opposition Division”) of the European Patent Office (the “EPO”) rendered an oral decision to revoke the Company’s patent in Europe that covers the once-weekly administration of alendronate. On August 19, 2004, the written opinion was issued confirming the oral decision revoking the Company’s patent. On September 16, 2004, the Company filed an appeal of this decision. The hearing on the appeal is scheduled for March 14 and 15, 2006. Decisions in such proceedings are typically rendered at the end of the hearing. If the decision is upheld, the Company will not be entitled to market exclusivity for Fosamax in most major European markets after 2007. In addition, Merck’s basic patent covering the use of alendronate has been challenged in several European countries and if the Company is unsuccessful in those countries the Company could lose exclusivity rights to Fosamax before 2007 in such countries. The Company is defending the alendronate weekly product in other major European markets based on other patents.
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
     On January 18, 2006, the Company sued Hi-Tech Pharmacal Co., Inc. (“Hi-Tech”) of Amityville, New York for patent infringement in response to Hi-Tech’s application to the FDA seeking approval of a generic version of Merck’s ophthalmic drugs Trusopt and Cosopt, which are used for treating elevated intraocular pressure in people with ocular hypertension or glaucoma. In the lawsuit, Merck sued to enforce a patent covering an active ingredient dorzolamide, which is present in both Trusopt and Cosopt. Merck has elected not to enforce two U.S. patents listed with the FDA which cover the combination of dorzolamide and timolol, the two active ingredients in Cosopt. This lawsuit will automatically stay FDA approval of Hi-Tech’s ANDA’s for 30 months or until an adverse court decision, whichever may occur earlier. The patent covering dorzolamide provides exclusivity for Trusopt and Cosopt until October 2008 (including six months of pediatric exclusivity). After such time, the Company expects sales of these products to decline.
     In the case of omeprazole, the trial court in the United States rendered an opinion in October 2002 upholding the validity of the Company’s and AstraZeneca’s patents covering the stabilized formulation of omeprazole and ruling that one defendant’s omeprazole product did not infringe those patents. The other three defendants’ products were found to infringe the formulation patents. In December 2003, the U.S. Court of Appeals for the Federal Circuit affirmed the decision of the trial court. With respect to the Company’s patent infringement claims against certain other generic manufacturers’ omeprazole products, trial is scheduled for March 2006.
     The Company and AstraZeneca received notice in October 2005 that Ranbaxy Laboratories Limited (“Ranbaxy”) has filed an ANDA for esomeprazole magnesium. The ANDA contains Paragraph IV challenges to patents on Nexium. On November 21, 2005, the Company and AstraZeneca sued Ranbaxy in the United States District Court in New Jersey. Accordingly, FDA approval of Ranbaxy’s ANDA is stayed for 30 months until April 2008 or until an adverse court decision, if any, whichever may occur earlier.
     In the case of finasteride, an ANDA has been filed seeking approval of a generic version of Propecia and alleging invalidity of the Company’s patents. The Company filed a patent infringement lawsuit in the District Court of Delaware in September 2004. A trial is scheduled for June 2006.

     In Europe, the Company is aware of various companies seeking registration for generic losartan (the active ingredient for Cozaar). The Company has patent rights to losartan via license from E.I. du Pont de Nemours and Company (“du Pont”). The Company and du Pont have filed patent infringement proceedings against various companies in Portugal.
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
     In November 2005, an individual shareholder delivered a letter to the Board alleging that the Company had sustained damages through the Company’s adoption of its Change in Control Separation Benefits Plan (the “CIC Plan”) in November 2004. The shareholder made a demand on the Board to take legal action against the Board’s current or former members for allegedly causing damage to the Company with respect to the adoption of the CIC Plan. In response to that demand letter, the independent members of the Board determined at the November 22, 2005 Board meeting that the Board would take the shareholder’s request under consideration and it remains under consideration.
     As previously disclosed, on July 6, 2004, the United States District Court for the District of New Jersey granted a motion by the Company, Medco Health Solutions, Inc. (“Medco Health”) and certain officers and directors to dismiss a purported class action complaint involving claims related to the Company’s revenue recognition practice for retail co-payments paid by individuals to whom Medco Health provides pharmaceutical benefits as well as other allegations. The complaint was dismissed with prejudice. On August 20, 2004, the same court granted the Company’s motion to dismiss with prejudice a related shareholder derivative action. Plaintiffs in both actions appealed the decisions. On December 15, 2005, the U.S. Court of Appeals for the Third Circuit upheld the District Court’s decision dismissing the class action complaint. In a separate decision issued the same day, the Court of Appeals upheld most of the District Court’s decision dismissing the shareholder derivative suit, and sent the issue of whether the Company’s Board of Directors properly refused the shareholder demand relating to the Company’s treatment of retail co-payments back to the District Court for reconsideration under a different legal standard.
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

     Three notices of appeal were filed and the appellate court heard oral argument in May 2005. On December 8, 2005, the appellate court issued a decision vacating the district court’s judgment and remanding the cases to the district court to allow the district court to resolve certain jurisdictional issues. A hearing was held to address such issues on February 24, 2006.
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
Environmental Matters
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
     As previously disclosed, in December 2003, the Virginia Department of Environmental Quality (“VADEQ”) issued a Notice of Violation of the Company’s Elkton, Virginia facility for air permit limit exceedances reported by the facility as a result of performance testing of a process train. In 2005, the Company settled this matter with VADEQ by agreeing (i) to make $3.1 million in capital improvements at the site, (ii) to pay VADEQ a $200,000 fine, and (iii) to perform a Supplemental Environmental Project for $300,000.
     On December 21, 2005, the Company settled claims brought by the New Jersey Department of Environmental Protection for alleged damages to natural resources at four New Jersey Merck remediation sites. In the settlement, the Company agreed to pay $2.38 million, donate 10 acres of land adjacent to the Rahway River and fund a $30,000 restoration project in the Passaic River watershed for groundwater contamination found at the Company’s sites.
Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.

Executive Officers of the Registrant (ages as of February 1, 2006)
RICHARD T. CLARK — Age 59

May, 2005 — Chief Executive Officer and President

June, 2003 — President, Merck Manufacturing Division — responsible for the Company’s manufacturing, information services and operational excellence organizations worldwide

January, 2003 — Chairman, President and Chief Executive Officer, Medco Health Solutions, Inc. (Medco Health), formerly a wholly-owned subsidiary of the Company

January, 2000 — President, Medco Health
DAVID W. ANSTICE — Age 57

August, 2005 — President, Human Health-Asia Pacific — responsible for the Company’s prescription drug business in the Asia Pacific region, Japan, Australia, New Zealand and the Company’s joint venture relationship with Schering-Plough

January, 2003 — President, Human Health — responsible for the Company’s prescription drug business in Japan, Latin America, Canada, Australia, New Zealand and the Company’s joint venture relationship with Schering-Plough

March, 2001 — President, The Americas and U.S. Human Health — responsible for one of the two prescription drug divisions comprising U.S. Human Health, as well as the Company’s prescription drug business in Canada and Latin America, and the Company’s joint venture relationship with Schering-Plough

January, 1997 — President, Human Health — The Americas — responsible for the Company’s human health business in the United States, Canada and Latin America
CELIA A. COLBERT — Age 49

January, 1997 — Vice President, Secretary (since September, 1993) and Assistant General Counsel (since November, 1993)
WILLIE A. DEESE — Age 50

May, 2005 — President, Merck Manufacturing Division — responsible for the Company’s global manufacturing, procurement, and operational excellence functions

January, 2004 — Senior Vice President, Global Procurement

Prior to January, 2004, Mr. Deese was Senior Vice President, Global Procurement and Logistics (2001 to 2003) for GlaxoSmithKline plc
CAROLINE DORSA — Age 46

August, 2002 — Vice President and Treasurer — responsible for the Company’s treasury and tax functions, and for providing financial support for the Merck Manufacturing and Merck Research Laboratories Divisions as well as Human Resources

September, 1999 — Vice President and Treasurer — responsible for the Company’s treasury and tax functions and for providing financial support for the Asia Pacific Division

KENNETH C. FRAZIER — Age 51

December, 1999 — Senior Vice President and General Counsel — responsible for legal and public affairs functions and The Merck Company Foundation (a not-for-profit charitable organization affiliated with the Company)

RICHARD C. HENRIQUES JR. — Age 50

August, 2002 — Vice President, Controller — responsible for the Corporate Controller’s Group and providing financial support for the Human Health operations in the United States, Canada, Latin America, Europe, the Middle East, Africa, Japan, and Australia/New Zealand and the Merck Vaccine Division (MVD)

November, 2000 — Vice President, Controller (since February, 1999) — responsible for the Corporate Controller’s Group and providing financial support for U.S. Human Health, Canada and Latin America (The Americas) and MVD

PETER S. KIM — Age 47

January, 2003 — President, Merck Research Laboratories (MRL)

February, 2001 — Executive Vice President, Research and Development, MRL
JUDY C. LEWENT — Age 57

August, 2005 — Executive Vice President and Chief Financial Officer — responsible for the Company’s strategic planning, financial and corporate development functions, internal auditing, corporate licensing, the Company’s joint venture relationships, and Merck Capital Ventures, LLC, a subsidiary of the Company

January, 2003 — Executive Vice President, Chief Financial Officer and President, Human Health Asia — responsible for financial and corporate development functions, internal auditing, corporate licensing, the Company’s prescription drug business in Asia North and Asia South, the Company’s joint venture relationships, and Merck Capital Ventures, LLC

February, 2001 — Executive Vice President and Chief Financial Officer (since April, 1990) — responsible for financial and corporate development functions, internal auditing, corporate licensing, the Company’s joint venture relationships, and Merck Capital Ventures, LLC

ADEL MAHMOUD — Age 64

September, 2005 — Chief Medical Advisor, Vaccines and Infectious Diseases — responsible for representing the Company in external medical, policy and government forums on matters of infectious diseases and vaccines

May, 1999 — President, Merck Vaccines
MARGARET G. MCGLYNN — Age 46

August, 2005 — President, Merck Vaccines — global responsibilities for the vaccines business including the Company’s Sanofi-Aventis joint venture

January, 2003 — President, U.S. Human Health — responsible for one of the two prescription drug divisions (hospital and specialty product franchises) comprising U.S. Human Health (USHH), and the Managed Care Group of USHH

August, 2001 — Executive Vice President, Customer Marketing and Sales, USHH

November, 1998 — Senior Vice President, Worldwide Human Health Marketing

J. CHRIS SCALET — Age 47

January, 2006 — Senior Vice President, Global Process and Services, and Chief Information Officer (CIO) — responsible for Global Shared Services across the human resources, finance, site services and information services function; and the enterprise business process redesign initiative

March, 2003 — Senior Vice President, Information Services, and CIO — responsible for all areas of information technology and services including application development, technical support, voice and data communications, and computer operations worldwide

Prior to March, 2003, Mr. Scalet was Senior Vice President, Information Technology & CIO (1997 to 2003) for International Paper Company (global forest products, paper and packaging company)
BRADLEY T. SHEARES — Age 49

August, 2005 — President, U.S. Human Health — responsible for the entire prescription drug business comprising U.S. Human Health (USHH)

January, 2003 — President, U.S. Human Health — responsible for one of the two prescription drug divisions (primary care product franchises) comprising USHH

March, 2001 — President, U.S. Human Health — responsible for one of the two prescription drug divisions (hospital and specialty product franchises) comprising USHH

July, 1998 — Vice President, Hospital Marketing and Sales, USHH
JOAN E. WAINWRIGHT — Age 45

January, 2001 — Vice President, Public Affairs
PER WOLD-OLSEN — Age 58

August, 2005 — President, Human Health Intercontinental — responsible for the Company’s prescription drug business in Europe, the Middle East, Africa, Latin America and Canada and worldwide human health marketing

January, 1997 — President, Human Health-Europe, Middle East & Africa — responsible for the Company’s prescription drug business in Europe, the Middle East and Africa and worldwide human health marketing

     All officers listed above serve at the pleasure of the Board of Directors. None of these officers was elected pursuant to any arrangement or understanding between the officer and the Board.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     The required information on market information and dividends is incorporated by reference to page 38 of the Company’s 2005 Annual Report to stockholders and the required information on the number of holders of the Company’s common stock is incorporated by reference to page 68 of the Company’s 2005 Annual Report to Stockholders.
Issuer purchases of equity securities for the three month period ended December 31, 2005 are as follows:

Issuer Purchases of Equity Securities
			Total Number of	($ in millions)
	Total		Shares Purchased	Approx. Dollar Value
	Number	Average	as Part of	Of Shares That May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under the
Period	Purchased	Per Share	Plans or Programs	Plans or Programs
October 1 — October 31, 2005	3,091,800	$27.08	3,091,800	$7,697.3

November 1 — November 30, 2005	2,818,000	$29.80	2,818,000	$7,613.4

December 1 — December 31, 2005	2,729,600	$30.63	2,729,600	$7,529.7

Total	8,639,400	$29.09	8,639,400	$7,529.7
Item 6. Selected Financial Data.
     The information required for this item is incorporated by reference to the data for the last five fiscal years of the Company included under Results for Year and Year-End Position in the Selected Financial Data table on page 68 of the Company’s 2005 Annual Report to stockholders.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The information required for this item is incorporated by reference to pages 20 through 38 of the Company’s 2005 Annual Report to stockholders.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     The information required for this item is incorporated by reference to pages 32 (beginning with the caption “Financial Instruments Market Risk Disclosures”) to 33 of the Company’s 2005 Annual Report to stockholders.

Item 8. Financial Statements and Supplementary Data.
     (a) Financial Statements
     The consolidated balance sheet of Merck & Co., Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, of retained earnings, of comprehensive income and of cash flows for each of the three years in the period ended December 31, 2005, and the report dated February 24, 2006 of PricewaterhouseCoopers LLP, independent registered public accounting firm, are incorporated by reference to pages 39 through 65 and page 67, respectively, of the Company’s 2005 Annual Report to stockholders.
     (b) Supplementary Data
     Selected quarterly financial data for 2005 and 2004 are incorporated by reference to the data contained in the Condensed Interim Financial Data table on page 38 of the Company’s 2005 Annual Report to stockholders.
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
     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2005 based on criteria in Internal Control — Integrated Framework issued by COSO. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and PricewaterhouseCoopers LLP has issued a report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, which is incorporated by reference to page 67 of the Company’s 2005 Annual Report to stockholders.
     There have been no changes in internal control over financial reporting for the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant.
     The required information on directors and nominees is incorporated by reference to pages 6 through 9 of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2006. Information on executive officers is set forth in Part I of this document on pages 35 through 37.

     The required information on the audit committee financial expert is incorporated by reference to page 13 (under the heading “Financial Expert on Audit Committee”) of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2006.
     The required information on the identification of the audit committee is incorporated by reference to page 13 (under the caption “Board Committees”) of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2006.
     The required information on compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to page 56 (under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”) of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2006.
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
Item 11. Executive Compensation.
     The information required for this item is incorporated by reference to pages 17 (under the caption “Compensation of Directors”) through 18; pages 26 (beginning with the caption “Summary Compensation Table”) through 29; pages 31 (beginning with the caption “Annual Benefits Payable Under Merck & Co., Inc. Retirement Plans”) to 38; page 15 (under the caption “Compensation Committee Interlocks and Insider Participation”) of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2006.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Information with respect to securities authorized for issuance under equity compensation plans is incorporated by reference to page 30 (under the caption “Equity Compensation Plan Information”) of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2006. Information with respect to security ownership of certain beneficial owners and management is incorporated by reference to pages 19 (under the caption “Security Ownership of Certain Beneficial Owners and Management”) to 20 of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2006.
Item 13. Certain Relationships and Related Transactions.
     The information required for this item is incorporated by reference to page 12 (under the caption “Relationships with Outside Firms”) and page 38 (under the caption “Indebtedness of Management”) of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2006.
Item 14. Principal Accountant Fees and Services.
     The information required for this item is incorporated by reference to pages 40 (beginning with the caption “Pre-Approval Policy for Services of Independent Registered Public Accounting Firm”) to 41 of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2006.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
Documents filed as part of this Form 10-K
1. Financial Statements
The following consolidated financial statements and report of independent registered public accounting firm are incorporated herein by reference to the Company’s 2005 Annual Report to stockholders, as noted on page 39 of this document:
Consolidated statement of income for the years ended December 31, 2005, 2004 and 2003
Consolidated statement of retained earnings for the years ended December 31, 2005, 2004 and 2003
Consolidated statement of comprehensive income for the years ended December 31, 2005, 2004 and 2003
Consolidated balance sheet as of December 31, 2005 and 2004
Consolidated statement of cash flows for the years ended December 31, 2005, 2004 and 2003
Notes to consolidated financial statements
Report of PricewaterhouseCoopers LLP, independent registered public accounting firm
2. Financial Statement Schedules
Schedules are omitted because they are either not required or not applicable.
     Financial statements of affiliates carried on the equity basis have been omitted because, considered individually or in the aggregate, such affiliates do not constitute a significant subsidiary.
3. Exhibits

Exhibit
Number		Description
2.1	—	Master Restructuring Agreement dated as of June 19, 1998 between Astra AB, Merck & Co., Inc., Astra Merck Inc., Astra USA, Inc., KB USA, L.P., Astra Merck Enterprises, Inc., KBI Sub Inc., Merck Holdings, Inc. and Astra Pharmaceuticals, L.P. (Portions of this Exhibit are subject to a request for confidential treatment filed with the Commission) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

3.1	—	Restated Certificate of Incorporation of Merck & Co., Inc. (October 1, 2004) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended September 30, 2004

3.2	—	By-Laws of Merck & Co., Inc. (as amended effective May 24, 2005) — Incorporated by reference to Current Report on Form 8-K dated May 24, 2005

4.1	—	Indenture, dated as of April 1, 1991, between Merck & Co., Inc. and Morgan Guaranty Trust Company of New York, as Trustee — Incorporated by reference to Exhibit 4 to Registration Statement on Form S-3 (No. 33-39349)

4.2	—	First Supplemental Indenture between Merck & Co., Inc. and First Trust of New York, National Association, as Trustee — Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-3 (No. 333-36383)

Exhibit
Number		Description
*10.1	—	Executive Incentive Plan (as amended effective February 27, 1996) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1995

*10.2	—	Base Salary Deferral Plan (as adopted on October 22, 1996, effective January 1, 1997) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1996

*10.3	—	Merck & Co., Inc. Deferral Program (amended and restated as of December 15, 2005) — Incorporated by reference to Current Report on Form 8-K dated December 16, 2005

*10.4	—	1991 Incentive Stock Plan (as amended effective February 23, 1994) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1994

*10.5	—	1996 Incentive Stock Plan (amended and restated as of February 22, 2005) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 2004

*10.6	—	2001 Incentive Stock Plan (amended and restated as of February 22, 2005) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 2004

*10.7	—	2004 Incentive Stock Plan (amended and restated as of February 22, 2005) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 2004

*10.8	—	Merck & Co., Inc. Change in Control Separation Benefits Plan — Incorporated by reference to Current Report on Form 8-K dated November 23, 2004

*10.9	—	Non-Employee Directors Stock Option Plan (as amended and restated February 24, 1998) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1997

*10.10	—	1996 Non-Employee Directors Stock Option Plan (as amended April 27, 1999) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1999

*10.11	—	2001 Non-Employee Directors Stock Option Plan (as amended April 19, 2002) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 2002

*10.12	—	Supplemental Retirement Plan (as amended effective January 1, 1995) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1994

*10.13	—	Retirement Plan for the Directors of Merck & Co., Inc. (amended and restated June 21, 1996) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1996

*	Management contract or compensatory plan or arrangement.

Exhibit
Number		Description
*10.14	—	Plan for Deferred Payment of Directors’ Compensation (amended and restated as of May 31, 2005) — Incorporated by reference to Current Report on Form 8-K dated May 24, 2005

10.15	—	Limited Liability Company Agreement of Merck Capital Ventures, LLC (dated as of November 27, 2000) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 2000

*10.16	—	Offer Letter between Merck & Co., Inc. and Peter S. Kim, dated December 15, 2000 — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 2003

10.17	—	Amended and Restated License and Option Agreement dated as of July 1, 1998 between Astra AB and Astra Merck Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.18	—	KBI Shares Option Agreement dated as of July 1, 1998 by and among Astra AB, Merck & Co., Inc. and Merck Holdings, Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.19	—	KBI-E Asset Option Agreement dated as of July 1, 1998 by and among Astra AB, Merck & Co., Inc., Astra Merck Inc. and Astra Merck Enterprises Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.20	—	KBI Supply Agreement dated as of July 1, 1998 between Astra Merck Inc. and Astra Pharmaceuticals, L.P. (Portions of this Exhibit are subject to a request for confidential treatment filed with the Commission) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.21	—	Second Amended and Restated Manufacturing Agreement dated as of July 1, 1998 among Merck & Co., Inc., Astra AB, Astra Merck Inc. and Astra USA, Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.22	—	Limited Partnership Agreement dated as of July 1, 1998 between KB USA, L.P. and KBI Sub Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.23	—	Distribution Agreement dated as of July 1, 1998 between Astra Merck Enterprises Inc. and Astra Pharmaceuticals, L.P. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

*	Management contract or compensatory plan or arrangement.

Exhibit
Number		Description
10.24	—	Agreement to Incorporate Defined Terms dated as of June 19, 1998 between Astra AB, Merck & Co., Inc., Astra Merck Inc., Astra USA, Inc., KB USA, L.P., Astra Merck Enterprises Inc., KBI Sub Inc., Merck Holdings, Inc. and Astra Pharmaceuticals, L.P. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

12	—	Computation of Ratios of Earnings to Fixed Charges

13	—	2005 Annual Report to stockholders (only those portions incorporated by reference in this document are deemed “filed”)

21	—	Subsidiaries of Merck & Co., Inc.

23	—	Consent of Independent Registered Public Accounting Firm — Contained on page 46 of this Report

24.1	—	Power of Attorney

24.2	—	Certified Resolution of Board of Directors

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer
     Copies of the exhibits may be obtained by stockholders upon written request directed to the Stockholder Services Department, Merck & Co., Inc., P.O. Box 100 — WS 3AB-40, Whitehouse Station, New Jersey 08889-0100.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCK & CO., INC.

Dated: March 13, 2006
By RICHARD T. CLARK
(Chief Executive Officer and President)

By	CELIA A. COLBERT
Celia A. Colbert
(Attorney-in-Fact)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
RICHARD T. CLARK	Chief Executive Officer and President; Principal Executive Officer; Director	March 13, 2006

JUDY C. LEWENT	Executive Vice President and Chief Financial Officer; Principal Financial Officer	March 13, 2006

RICHARD C. HENRIQUES, JR.	Vice President, Controller; Principal Accounting Officer	March 13, 2006

LAWRENCE A. BOSSIDY	Director	March 13, 2006

WILLIAM G. BOWEN	Director	March 13, 2006

JOHNNETTA B. COLE	Director	March 13, 2006

WILLIAM B. HARRISON, JR.	Director

WILLIAM N. KELLEY	Director	March 13, 2006

ROCHELLE B. LAZARUS	Director	March 13, 2006

THOMAS E. SHENK	Director	March 13, 2006

ANNE M. TATLOCK	Director

SAMUEL O. THIER	Director	March 13, 2006

WENDELL P. WEEKS	Director	March 13, 2006

PETER C. WENDELL	Director	March 13, 2006
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
Celia A. Colbert
(Attorney-in-Fact)

Exhibit 23
CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (Nos. 33-39349, 33-60322, 33-51785, 33-57421, 333-17045, 333-36383, 333-77569, 333-72546, 333-87034 and 333-118186) and on Form S-8 (Nos. 33-21087, 33-21088, 33-40177, 33-51235, 33-53463, 33-64273, 33-64665, 333-91769, 333-30526, 333-31762, 333-40282, 333-53246, 333-56696, 333-72206, 333-65796, 333-101519, 333-109296, 333-117737 and 333-117738) of Merck & Co., Inc. of our report dated February 24, 2006, relating to the consolidated financial statements, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in the 2005 Annual Report to stockholders, which is incorporated by reference in this Annual Report on Form 10-K.
PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 13, 2006

EXHIBIT INDEX

Exhibit
Number		Description
2.1	—	Master Restructuring Agreement dated as of June 19, 1998 between Astra AB, Merck & Co., Inc., Astra Merck Inc., Astra USA, Inc., KB USA, L.P., Astra Merck Enterprises, Inc., KBI Sub Inc., Merck Holdings, Inc. and Astra Pharmaceuticals, L.P. (Portions of this Exhibit are subject to a request for confidential treatment filed with the Commission) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

3.1	—	Restated Certificate of Incorporation of Merck & Co., Inc. (October 1, 2004) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended September 30, 2004

3.2	—	By-Laws of Merck & Co., Inc. (as amended effective May 24, 2005) — Incorporated by reference to Current Report on Form 8-K dated May 24, 2005

4.1	—	Indenture, dated as of April 1, 1991, between Merck & Co., Inc. and Morgan Guaranty Trust Company of New York, as Trustee — Incorporated by reference to Exhibit 4 to Registration Statement on Form S-3 (No. 33-39349)

4.2	—	First Supplemental Indenture between Merck & Co., Inc. and First Trust of New York, National Association, as Trustee — Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-3 (No. 333-36383)

*10.1	—	Executive Incentive Plan (as amended effective February 27, 1996) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1995

*10.2	—	Base Salary Deferral Plan (as adopted on October 22, 1996, effective January 1, 1997) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1996

*10.3	—	Merck & Co., Inc. Deferral Program (amended and restated as of December 15, 2005) — Incorporated by reference to Current Report on Form 8-K dated December 16, 2005

*10.4	—	1991 Incentive Stock Plan (as amended effective February 23, 1994) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1994

*10.5	—	1996 Incentive Stock Plan (amended and restated as of February 22, 2005) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 2004

*10.6	—	2001 Incentive Stock Plan (amended and restated as of February 22, 2005) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 2004

*	Management contract or compensatory plan or arrangement.

Exhibit
Number		Description
*10.7	—	2004 Incentive Stock Plan (amended and restated as of February 22, 2005) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 2004

*10.8	—	Merck & Co., Inc. Change in Control Separation Benefits Plan — Incorporated by reference to Current Report on Form 8-K dated November 23, 2004

*10.9	—	Non-Employee Directors Stock Option Plan (as amended and restated February 24, 1998) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1997

*10.10	—	1996 Non-Employee Directors Stock Option Plan (as amended April 27, 1999) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1999

*10.11	—	2001 Non-Employee Directors Stock Option Plan (as amended April 19, 2002) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 2002

*10.12	—	Supplemental Retirement Plan (as amended effective January 1, 1995) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1994

*10.13	—	Retirement Plan for the Directors of Merck & Co., Inc. (amended and restated June 21, 1996) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1996

*10.14	—	Plan for Deferred Payment of Directors’ Compensation (amended and restated as of May 31, 2005) — Incorporated by reference to Current Report on Form 8-K dated May 24, 2005

10.15	—	Limited Liability Company Agreement of Merck Capital Ventures, LLC (dated as of November 27, 2000) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 2000

*10.16	—	Offer Letter between Merck & Co., Inc. and Peter S. Kim, dated December 15, 2000 — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 2003

10.17	—	Amended and Restated License and Option Agreement dated as of July 1, 1998 between Astra AB and Astra Merck Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.18	—	KBI Shares Option Agreement dated as of July 1, 1998 by and among Astra AB, Merck & Co., Inc. and Merck Holdings, Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

*	Management contract or compensatory plan or arrangement.

Exhibit
Number		Description
10.19	—	KBI-E Asset Option Agreement dated as of July 1, 1998 by and among Astra AB, Merck & Co., Inc., Astra Merck Inc. and Astra Merck Enterprises Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.20	—	KBI Supply Agreement dated as of July 1, 1998 between Astra Merck Inc. and Astra Pharmaceuticals, L.P. (Portions of this Exhibit are subject to a request for confidential treatment filed with the Commission) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.21	—	Second Amended and Restated Manufacturing Agreement dated as of July 1, 1998 among Merck & Co., Inc., Astra AB, Astra Merck Inc. and Astra USA, Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.22	—	Limited Partnership Agreement dated as of July 1, 1998 between KB USA, L.P. and KBI Sub Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.23	—	Distribution Agreement dated as of July 1, 1998 between Astra Merck Enterprises Inc. and Astra Pharmaceuticals, L.P. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.24	—	Agreement to Incorporate Defined Terms dated as of June 19, 1998 between Astra AB, Merck & Co., Inc., Astra Merck Inc., Astra USA, Inc., KB USA, L.P., Astra Merck Enterprises Inc., KBI Sub Inc., Merck Holdings, Inc. and Astra Pharmaceuticals, L.P. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

12	—	Computation of Ratios of Earnings to Fixed Charges

13	—	2005 Annual Report to stockholders (only those portions incorporated by reference in this document are deemed “filed”)

21	—	Subsidiaries of Merck & Co., Inc.

23	—	Consent of Independent Registered Public Accounting Firm — Contained on page 46 of this Report

24.1	—	Power of Attorney

24.2	—	Certified Resolution of Board of Directors

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer