Form 10-Q
period 2006-03-31
MERCK & CO INC
filed 2006-05-09
CIK 64978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 1-3305
MERCK & CO., INC.
P. O. Box 100
One Merck Drive
Whitehouse Station, N.J. 08889-0100
(908) 423-1000

Incorporated in New Jersey	I.R.S. Employer Identification
No. 22-1109110
The number of shares of common stock outstanding as of the close of business on April 28, 2006:

Class	Number of Shares Outstanding

Common Stock	2,182,507,131
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
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
Signatures
EXHIBIT INDEX
EX-10.1: OFFER LETTER
EX-12: COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

Part I — Financial Information
Item 1. Financial Statements
MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF INCOME
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Unaudited, $ in millions except per share amounts)

	Three Months
	Ended March 31,
	2006	2005
Sales	$5,409.8	$5,362.2

Costs, Expenses and Other

Materials and production	1,342.7	1,271.4

Marketing and administrative	1,715.0	1,605.5

Research and development	942.0	846.6

Restructuring costs	43.7	7.8

Equity income from affiliates	(503.4)	(316.3)

Other (income) expense, net	(100.6)	26.5

	3,439.4	3,441.5

Income Before Taxes	1,970.4	1,920.7

Taxes on Income	450.4	550.6

Net Income	$1,520.0	$1,370.1

Basic Earnings per Common Share	$.70	$.62

Earnings per Common Share Assuming Dilution	$.69	$.62

Dividends Declared per Common Share	$.38	$.38
The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MARCH 31, 2006 AND DECEMBER 31, 2005
(Unaudited, $ in millions)

	March 31,	December 31,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$10,187.2	$9,585.3
Short-term investments	2,214.3	6,052.3
Accounts receivable	3,040.7	2,927.3
Inventories (excludes inventories of $734.6 in 2006 and $753.8 in 2005 classified in Other assets — see Note 5)	1,664.3	1,658.1
Prepaid expenses and taxes	905.4	826.3

Total current assets	18,011.9	21,049.3

Investments	3,102.4	1,107.9

Property, Plant and Equipment, at cost, net of allowance for depreciation of $9,886.3 in 2006 and $9,315.1 in 2005	13,979.9	14,398.2

Goodwill	1,085.7	1,085.7

Other Intangibles, net	483.1	518.7

Other Assets	6,755.0	6,686.0

	$43,418.0	$44,845.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loans payable and current portion of long-term debt	$1,952.0	$2,972.0
Trade accounts payable	457.4	471.1
Accrued and other current liabilities	4,953.4	5,277.8
Income taxes payable	3,102.9	3,691.5
Dividends payable	833.3	830.0

Total current liabilities	11,299.0	13,242.4

Long-Term Debt	4,762.6	5,125.6

Deferred Income Taxes and Noncurrent Liabilities	6,074.5	6,092.9

Minority Interests	2,435.7	2,407.2

Stockholders’ Equity
Common Stock
Authorized - 5,400,000,000 shares
Issued - 2,976,223,337 shares	29.8	29.8
Other paid-in capital	6,997.6	6,900.0
Retained earnings	38,666.8	37,980.0
Accumulated other comprehensive income	47.7	52.3

	45,741.9	44,962.1

Less treasury stock, at cost
791,563,622 shares - March 31, 2006
794,299,347 shares - December 31, 2005	26,895.7	26,984.4

Total stockholders’ equity	18,846.2	17,977.7

	$43,418.0	$44,845.8

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Unaudited, $ in millions)

	Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,520.0	$1,370.1
Adjustments to reconcile net income to cash provided from operations:
Depreciation and amortization	623.4	379.8
Deferred income taxes	(200.2)	4.2
Equity income from affiliates	(503.4)	(316.3)
Dividends and distributions from equity affiliates	473.5	188.2
Share-based compensation	121.3	9.7
Other	29.6	111.4
Net changes in assets and liabilities	(757.4)	(407.7)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,306.8	1,339.4

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(197.6)	(343.2)
Purchase of securities, subsidiaries and other investments	(5,808.2)	(20,334.5)
Proceeds from sale of securities, subsidiaries and other investments	7,511.1	19,469.1
Other	(0.4)	(0.3)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	1,504.9	(1,208.9)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings	(1,348.5)	(49.7)
Proceeds from issuance of debt	—	1,000.0
Payments on debt	(0.8)	(515.6)
Purchase of treasury stock	(247.2)	(253.2)
Dividends paid to stockholders	(829.8)	(841.1)
Proceeds from exercise of stock options	301.2	99.4
Other	(96.6)	(1.5)

NET CASH USED BY FINANCING ACTIVITIES	(2,221.7)	(561.7)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	11.9	(58.0)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	601.9	(489.2)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$9,585.3	$2,878.8

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,187.2	$2,389.6

The accompanying notes are an integral part of this consolidated financial statement.

Notes to Consolidated Financial Statements
1.	The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K.

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

Effective January 1, 2006, the Company began recognizing revenue from the sale of vaccines to the Federal government for placement into stockpiles related to the Pediatric Vaccine Stockpile in accordance with SEC Interpretation, Commission Guidance Regarding Accounting for Sales of Vaccines and BioTerror Countermeasures to the Federal Government for Placement into the Pediatric Vaccine Stockpile or the Strategic National Stockpile. The Company retrospectively applied the impacts of adopting the Interpretation to the Company’s consolidated financial statements by reducing Accrued and other current liabilities by $103.4 million and increasing Income taxes payable by $42.3 million and Retained earnings by $61.1 million, respectively, in its December 31, 2005 consolidated balance sheet. There was no impact to the Company’s results of operations for the periods ending March 31, 2006 and 2005, respectively.

2.	In November 2005, the Company commenced the initial phase of its global restructuring program designed to reduce the Company’s cost structure, increase efficiency and enhance competitiveness. As part of this program, the Company plans to sell or close five manufacturing sites and two preclinical sites by the end of 2008 and eliminate approximately 7,000 positions company-wide. Through the end of 2008, when the initial phase of the global restructuring program is expected to be substantially complete, the cumulative pre-tax costs are expected to range from $1.8 billion to $2.2 billion. Approximately 70% of the cumulative pre-tax costs are estimated as non-cash, relating primarily to accelerated depreciation for those facilities scheduled for closure.

For the three months ended March 31, 2006, the Company recorded pre-tax restructuring costs of $304.1 million related primarily to the global restructuring program as follows: (1) $254.0 million of these costs pertained to accelerated depreciation related to the five Merck owned manufacturing facilities worldwide and two preclinical sites, of which $198.6 million was recorded to Materials and production and $55.4 million was recorded to Research and development; (2) $27.8 million was recorded to Restructuring costs representing separation costs associated with the global restructuring program as well as remaining costs associated with earlier programs. In the first quarter of 2006, approximately 1,800 positions were eliminated throughout the Company (which is comprised of actual headcount reductions and the elimination of contractors and vacant positions) and; (3) $22.3 million of these costs primarily include amounts related to the Company’s pension and other postretirement plans, asset impairments and other exit costs. Of the $22.3 million, $6.4 million was recorded to Materials and production and $15.9 million was recorded to Restructuring costs. Since the inception of the global restructuring program through March 31, 2006, the Company has recorded total pre-tax accumulated costs of $685.3 million.

The Company recorded Restructuring costs of $7.8 million for the three months ended March 31, 2005 associated with earlier restructuring programs.

The following table summarizes the charges and spending relating to restructuring activities during the first quarter of 2006.

	($ in millions)
	Separation	Accelerated
	Costs	Depreciation	Other	Total
Restructuring accrual as of January 1, 2006 *	$240.3	$—	$—	$240.3
Expense	27.8	254.0	22.3	304.1
Payments	(84.8)	—	(14.9)	(99.7)
Non-cash activity	—	(254.0)	(7.4)	(261.4)

Restructuring accrual as of March 31, 2006	$183.3	$—	$—	$183.3

Notes to Consolidated Financial Statements (continued)
*  The restructuring accrual at January 1, 2006 includes separation costs associated with the global restructuring program as well as amounts from previously announced restructuring programs. The previously announced restructuring programs were substantially complete as of March 31, 2006.

3.	The Company has share-based compensation plans under which employees, non-employee directors and employees of certain of the Company’s equity method investees may be granted options to purchase shares of Company common stock at the fair market value at the time of grant. In addition to stock options, the Company grants performance share units (PSUs) and restricted stock units (RSUs) to certain management level employees. These plans were approved by the Company’s shareholders. At March 31, 2006, 26.8 million shares were authorized for future grants under the Company’s share-based compensation plans. The Company settles employee share-based compensation awards primarily with treasury shares.

Generally, employee stock options are granted to purchase shares of Company stock at the fair market value at the time of grant. These awards generally vest one-third each year over a three year period, with a contractual term of 10 years. RSUs are stock awards that are granted to employees and entitle the holder to shares of common stock as the awards vest, as well as non-forfeitable dividend equivalents. The fair value of the awards is determined and fixed on the grant date based on the Company’s stock price. PSUs are stock awards where the ultimate number of shares issued will be contingent on the Company’s performance against a pre-set objective or set of objectives. The fair value of each PSU is determined on the date of grant based on the Company’s stock price. Over the performance period, the number of shares of stock that are expected to be issued will be adjusted based on the probability of achievement of a performance target and final compensation expense will be recognized based on the ultimate number of shares issued. Both PSU and RSU payouts will be in shares of Company stock after the end of a three-year period, subject to the terms applicable to such awards.

Effective January 1, 2006, the Company adopted Financial Accounting Standards No. 123R, Share-Based Payments (FAS 123R). Employee share-based compensation expense was previously recognized using the intrinsic value method which measures share-based compensation expense as the amount at which the market price of the stock at the date of grant exceeds the exercise price. FAS 123R requires the recognition of the fair value of share-based compensation in net income, which the Company will recognize on a straight-line basis over the requisite service period. Additionally, the Company elected the modified prospective transition method for adopting FAS 123R, and therefore, prior periods were not restated. Under this method, the provisions for FAS 123R apply to all awards granted or modified after January 1, 2006. In addition, the unrecognized expense of awards that have not yet vested at the date of adoption shall be recognized in net income in the relevant period after the date of adoption. Also effective January 1, 2006, the Company adopted Financial Accounting Standards Board Staff Position 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which provides the Company an optional short cut method for calculating the historical pool of windfall tax benefits upon adopting FAS 123R.

The Company recognized share-based compensation cost in the amount of $121.3 million and $9.7 million in the first quarter of 2006 and 2005, respectively, as well as tax benefits of $37.3 million and $3.4 million, respectively. Substantially all of the 2005 amount was related to RSUs. As a result of the adoption of FAS 123R, effective January 1, 2006, the incremental impact on the Company’s share based compensation expense caused Income Before Taxes and Net Income for the quarter ended March 31, 2006 to be $98.6 million and $68.9 million lower, respectively, than if the Company had continued to account for its share-based compensation programs under the intrinsic value method. Additionally, earnings per share assuming dilution were $.04 per share lower.

Notes to Consolidated Financial Statements (continued)
FAS 123R requires the Company to present pro forma information for periods prior to the adoption as if the Company had accounted for employee share-based compensation under the fair value method of that Statement. For purposes of pro forma disclosure, the estimated fair value at the date of grant, including those granted to retirement-eligible employees, is amortized to expense over the requisite service period. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value method for recognizing employee share-based compensation in the prior year quarter:

($ in millions)
Three Months
Ended March 31,
2005
Net income, as reported	$1,370.1
Compensation expense, net of tax:
Reported	6.3
Fair value method	(108.4)

Pro forma net income	$1,268.0

Earnings per common share:
Basic — as reported	$.62
Basic — pro forma	$.57

Assuming dilution — as reported	$.62
Assuming dilution — pro forma	$.57
The pro forma amounts and the fair value of each option grant were estimated on the date of grant using the Black-Scholes option pricing model. Upon the adoption of FAS 123R, compensation expense is being recognized immediately for awards granted to retirement-eligible employees or over the period from the grant date to the date retirement eligibility is achieved. This approach is known as the non-substantive vesting period approach. If the Company had been applying this approach for stock options granted to retirement-eligible employees, the effect on pro forma earnings per share assuming dilution for the three months ended March 31, 2005, as provided in the above table, would not have been significant.

The Company continues to use the Black-Scholes option pricing model for option grants after adoption of FAS 123R. In applying this model, the Company uses both historical data and current market data to estimate the fair value of its options. The Black-Scholes model requires several assumptions including expected term of the options, risk-free rate, volatility, and dividend yield. The expected term represents the expected amount of time that options granted are expected to be outstanding, based on historical and forecasted exercise behavior. The risk-free rate is based on the rate at grant date of zero-coupon U.S. Treasury Notes with a term equal to the expected term of the option. Expected volatility is estimated using a blend of historical and implied volatility. The historical component is based on historical monthly price changes. The implied volatility is obtained from market data on the Company’s traded options.

The weighted average fair value of options granted in the first quarter of 2006 were $6.90 per option, determined using the following assumptions:

Expected dividend yield	4.34%
Risk-free interest rate	4.58%
Expected volatility	26.40%
Expected life (years)	5-6

Notes to Consolidated Financial Statements (continued)
Summarized information relative to the Company’s stock option plans (options in thousands) is as follows:

			Weighted
			Average	Aggregate
			Remaining	Intrinsic
	Number	Average	Contractual	Value
	of Options	Price (1)	Term	($000s)
Balance at December 31, 2005	250,088.0	$54.52
Granted	27,785.6	35.06
Exercised	(9,864.0)	30.53
Forfeited	(5,879.2)	59.29

Outstanding at March 31, 2006	262,130.4	$53.25	5.74	$175,341.6

Exercisable at March 31, 2006	197,363.1	$58.47	4.68	$80,701.3

(1) Weighted average exercise price
The total intrinsic values of stock options exercised were $38.4 million and $50.7 million during the three month periods ended March 31, 2006 and 2005, respectively. The fair values of stock options vested were $801.0 million and $877.3 million during the three month periods ended March 31, 2006 and 2005, respectively. Cash received from the exercise of stock options was $301.2 million and $99.4 million for the periods ended March 31, 2006 and 2005, respectively.

A summary of the Company’s nonvested RSUs and PSUs (shares in thousands) at March 31, 2006 is as follows:

	RSUs		PSUs
		Weighted		Weighted
		Average		Average
	Number	Grant Date	Number	Grant Date
	of Shares	Fair Value	of Shares	Fair Value
Nonvested at December 31, 2005	4,765.1	$35.93	1,022.2	$39.73
Granted	1,408.7	35.03	520.7	35.09
Vested	(16.1)	37.12	—	—
Forfeited	(64.9)	35.05	(21.6)	38.10

Nonvested at March 31, 2006	6,092.8	$35.73	1,521.3	$38.16

At March 31, 2006, there was $357.4 million of total pre-tax unrecognized compensation expense related to nonvested stock option, RSU and PSU awards which will be recognized over a weighted average period of 2.2 years.

4.	Merck continues its strategy of establishing strong external alliances to complement its substantial internal research capabilities, including research collaborations, licensing pre-clinical and clinical compounds and technology transfers to drive both near-and long-term growth.

In March 2006, Merck and Paratek Pharmaceuticals, Inc. (Paratek) announced they entered into an exclusive, worldwide collaborative development and license agreement for PTK 0796, a novel, broad-spectrum aminomethylcycline (AMC) antibiotic with oral and intravenous (IV) formulations currently in Phase I clinical testing. Under the terms of the agreement, Merck provided upfront funding, will assume primary responsibility for clinical development of the IV and oral formulations of PTK 0796 and has the right to market such products worldwide. Paratek will participate in clinical development and be eligible to receive payments upon achievement of certain milestones; these payments could total as much as $127 million once PTK 0796 is approved for marketing. Paratek will also receive royalties on net sales and have the opportunity to co-promote the IV formulation of PTK 0796 in the United States.

In March 2006, Neuromed Pharmaceuticals Ltd. (Neuromed) and Merck signed a research collaboration and license agreement to research, develop and commercialize novel compounds for the treatment of pain and other neurological disorders, including Neuromed’s lead compound, NMED-160, which is currently in Phase II development for the treatment of pain. Under the terms of the agreement, Neuromed received an upfront payment

Notes to Consolidated Financial Statements (continued)
of $25 million which the Company recorded as Research and development expense. The successful development and launch of NMED-160 for an initial single indication on a worldwide basis would trigger milestone payments totaling $202 million. Milestones could increase to approximately $450 million if a further indication for NMED-160 is developed and approved and an additional compound is developed and approved for two indications. Neuromed would also receive royalties on worldwide sales of NMED-160 and any additional compounds developed under this agreement.

Also in March 2006, Merck signed an agreement with NicOx S.A. (NicOx) to collaborate on the development of new antihypertensive drugs using NicOx’s proprietary nitric oxide-donating technology. Under the terms of the agreement, NicOx received an upfront payment of approximately $11.2 million, which the Company recorded as Research and development expense, and is eligible for potential further milestone payments of approximately $340.2 million. Merck will also pay NicOx royalties on the sales of all products resulting from the collaboration.

5.	Inventories consisted of:

	($ in millions)
	March	December
	31, 2006	31, 2005
Finished goods	$392.8	$400.0
Raw materials and work in process	1,919.2	1,929.8
Supplies	86.9	82.1

Total (approximates current cost)	2,398.9	2,411.9
Reduction to LIFO cost for domestic inventories	—	—

	$2,398.9	$2,411.9

Recognized as:
Inventories	$1,664.3	$1,658.1
Other assets	734.6	753.8
Amounts recognized as Other assets are comprised entirely of raw materials and work in process inventories, which include inventories produced in preparation for product launches, principally Gardasil and Januvia, and inventories for other products, principally vaccines and Arcoxia, not expected to be sold within one year.

6.	During the first quarter of 2006, the Company entered into a pay-floating, receive-fixed interest rate swap contract that effectively converts $250 million of its $1.0 billion, 4.75% fixed-rate notes to floating rate instruments. The interest rate swap is designated as a hedge of the fair value changes in the notes attributable to changes in the benchmark London Interbank Offered Rate (LIBOR) swap rate and will mature in 2015. The fair value changes in the notes are fully offset in interest expense by the fair value changes in the swap contract.

7.	The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including product liability, intellectual property, and commercial litigation, as well as additional matters such as antitrust actions.

Vioxx Litigation

Product Liability Lawsuits

As previously disclosed, federal and state product liability lawsuits involving individual claims, as well as putative class actions, have been filed against the Company with respect to Vioxx. As of March 31, 2006, the Company has been served or is aware that it has been named as a defendant in approximately 11,500 lawsuits, which include approximately 23,350 plaintiff groups, alleging personal injuries resulting from the use of Vioxx. Of these lawsuits, approximately 5,175 lawsuits representing approximately 14,850 plaintiff groups are or are slated to be in the federal MDL (discussed below) and approximately 5,250 lawsuits representing approximately 5,250 plaintiff groups are included in a coordinated proceeding in New Jersey Superior Court before Judge Carol E. Higbee. Certain of these lawsuits include allegations regarding gastrointestinal bleeding, cardiovascular events, thrombotic events or kidney damage. The Company has also been named as a defendant in approximately 190 putative class actions alleging personal injuries or seeking (i) medical monitoring as a result of the putative class members’ use of Vioxx, (ii) disgorgement of certain profits under common law unjust enrichment theories, and/or (iii) various remedies under state consumer fraud and fair business practice statutes, including recovering the cost of Vioxx purchased by individuals and third-party payors such as union health plans (all of the actions discussed in this paragraph are collectively referred to as the “Vioxx Product Liability Lawsuits”). The actions filed in the state courts of California,

Notes to Consolidated Financial Statements (continued)
Texas, New Jersey, and Philadelphia, Pennsylvania, respectively, have been transferred to a single judge in each state for coordinated proceedings.

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

Merck has entered into a tolling agreement (the “Tolling Agreement”) with the MDL Plaintiffs’ Steering Committee that establishes a procedure to halt the running of the statute of limitations (tolling) as to certain categories of claims allegedly arising from the use of Vioxx by non-New Jersey citizens. The Tolling Agreement applies to individuals who have not filed lawsuits and may or may not eventually file lawsuits and only to those claimants who seek to toll claims alleging injuries resulting from a thrombotic cardiovascular event that results in a myocardial infarction or ischemic stroke. The Tolling Agreement provides counsel additional time to evaluate potential claims. The Tolling Agreement requires any tolled claims to be filed in federal court. As of March 31, 2006, approximately 4,450 claimants had entered into Tolling Agreements.

The Company has previously disclosed the outcomes of several Vioxx Product Liability Lawsuits that were tried prior to March 31, 2006. In April 2006, in a trial involving two plaintiffs, Thomas Cona and John McDarby, in Superior Court of New Jersey, Law Division, Atlantic County, the jury returned a split verdict. The jury determined that Vioxx did not substantially contribute to the heart attack of Mr. Cona, but did substantially contribute to the heart attack of Mr. McDarby. In addition, the jury concluded that, in each case, Merck violated New Jersey’s consumer fraud statute, which allows plaintiffs to receive their expenses for purchasing the drug, trebled, as well as reasonable attorneys’ fees. The jury awarded $4.5 million in compensatory damages to Mr. McDarby and his wife, who also was a plaintiff in that case, as well as punitive damages of $9 million. The Company intends to appeal this verdict after the completion of post-trial proceedings in the trial court.

Also in April 2006, in Garza v. Merck, a jury in state court in Rio Grande City, Texas returned a verdict in favor of the family of decedent Leonel Garza. The jury awarded a total of $7 million in compensatory damages to Mr. Garza’s widow and three sons. The jury also purported to award $25 million in punitive damages. Under Texas law, in this case the punitive damages are capped at $750,000. The Company intends to appeal this verdict after completion of post-trial proceedings in the trial court.

Other Lawsuits

As previously disclosed, on July 29, 2005, a New Jersey state trial court certified a nationwide class of third-party payors (such as unions and health insurance plans) that paid in whole or in part for the Vioxx used by their plan members or insureds. The named plaintiff in that case seeks recovery of certain Vioxx purchase costs (plus penalties) based on allegations that the purported class members paid more for Vioxx than they would have had they known of the product’s alleged risks. Merck believes that the class was improperly certified. The trial court’s ruling is procedural only; it does not address the merits of plaintiffs’ allegations, which the Company intends to defend vigorously. On March 31, 2006, the New Jersey state Superior Court, Appellate Division, affirmed the class certification order. Merck intends to seek further appellate review in the New Jersey Supreme Court.

As previously reported, the Company has also been named as a defendant in separate lawsuits brought by the Attorneys General of Alaska, Louisiana, Mississippi, and Texas. The Attorney General of Montana has also recently filed a lawsuit. These actions allege that the Company misrepresented the safety of Vioxx and seek (i) recovery of the cost of Vioxx purchased or reimbursed by the state and its agencies; (ii) reimbursement of all sums paid by the state and its agencies for medical services for the treatment of persons injured by Vioxx; (iii) damages under various common law theories; and/or (iv) remedies under various state statutory theories, including state consumer fraud and/or fair business practices or Medicaid fraud statutes, including civil penalties.

Shareholder Lawsuits

As previously disclosed, in addition to the Vioxx Product Liability Lawsuits, the Company, along with various current and former officers and directors of the Company, are defendants in a number of putative class actions and

Notes to Consolidated Financial Statements (continued)
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

As previously disclosed, on August 15, 2005, a complaint was filed in Oregon state court by the State of Oregon through the Oregon state treasurer on behalf of the Oregon Public Employee Retirement Fund against the Company and certain current and former officers and directors. The complaint, which was brought under Oregon securities law, alleges that plaintiff has suffered damages in connection with its purchases of Merck common stock at artificially inflated prices due to the Company’s alleged violations of law related to disclosures about Vioxx. The Company has moved to dismiss the complaint, which motion is pending.

As previously disclosed, a number of shareholder derivative actions have been filed in federal court and in New Jersey Superior Court naming the Company as a nominal defendant and certain members of the Board (past and present), together with certain executive officers, as defendants. The complaints arise out of substantially the same factual allegations that are made in the Vioxx Securities Lawsuits. The derivative suits, which are purportedly brought to assert rights of the Company, assert claims against the Board members and officers for breach of fiduciary duty, waste of corporate assets, unjust enrichment, abuse of control and gross mismanagement. All of the actions discussed in this paragraph are collectively referred to as the “Vioxx Derivative Lawsuits”. The JPML has transferred the Vioxx Derivative Lawsuits pending in federal court to the Shareholder MDL. Judge Chesler consolidated the Vioxx Derivative Lawsuits for all purposes. On June 20, 2005, the federal derivative plaintiffs filed a Verified Consolidated Shareholders’ Derivative Complaint superseding prior complaints in the various cases. Defendants filed a motion to dismiss this complaint. On May 5, 2006, Judge Chesler granted defendants’ motion to dismiss and denied plaintiffs’ request for leave to amend their complaint.

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

International Lawsuits

As previously disclosed, in addition to the lawsuits discussed above, the Company has been named as a defendant in litigation relating to Vioxx in various countries (collectively, the “Vioxx Foreign Lawsuits”) in Europe as well as Canada, Brazil, Australia, Turkey, and Israel.

Additional Lawsuits

Based on media reports and other sources, the Company anticipates that additional Vioxx Product Liability Lawsuits, Vioxx Shareholder Lawsuits and Vioxx Foreign Lawsuits (collectively, the “Vioxx Lawsuits”) will be filed against it and/or certain of its current and former officers and directors in the future.

Notes to Consolidated Financial Statements (continued)
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

Investigations

As previously disclosed, in November 2004, the Company was advised by the staff of the SEC that it was commencing an informal inquiry concerning Vioxx. On January 28, 2005, the Company announced that it received notice that the SEC issued a formal notice of investigation. Also, the Company has received subpoenas from the U.S. Department of Justice (the “DOJ”) requesting information related to the Company’s research, marketing and selling activities with respect to Vioxx in a federal health care investigation under criminal statutes. As previously disclosed, the Company’s U.K. subsidiary has been notified by the Medicines and Healthcare Products Regulatory Agency in the United Kingdom (the “MHRA”) of an investigation by the MHRA of compliance by the Company with EU adverse experience reporting requirements in connection with Vioxx. Recently, the MHRA advised the Company that its investigation has been completed and no enforcement action will be taken with respect to the matter. In addition, as previously disclosed, investigations are being conducted by local authorities in certain cities in Europe in order to determine whether any criminal charges should be brought concerning Vioxx. The Company is cooperating with these governmental entities in their respective investigations (the “Vioxx Investigations”). The Company cannot predict the outcome of these inquiries; however, they could result in potential civil and/or criminal dispositions.

As previously disclosed, the Company has received a Civil Investigative Demand (“CID”) from a group of Attorneys General from 31 states and the District of Columbia who are investigating whether the Company violated state consumer protection laws when marketing Vioxx. The Company is cooperating with the Attorneys General in responding to the initial CID and additional requests for information.

Reserves

The Company currently anticipates that a number of Vioxx Product Liability Lawsuits will be tried in 2006. The Company cannot predict the timing of any trials with respect to the Vioxx Shareholder Lawsuits. The Company believes that it has meritorious defenses to the Vioxx Lawsuits and will vigorously defend against them. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek indeterminate damages, the Company is unable to predict the outcome of these matters, and at this time cannot reasonably estimate the possible loss or range of loss with respect to the Vioxx Lawsuits. The Company has not established any reserves for any potential liability relating to the Vioxx Lawsuits or the Vioxx Investigations, including for those cases in which a verdict or judgment has been entered against the Company, and are now in post-verdict proceedings or on appeal. In each of those cases the Company believes it has strong points to raise on appeal and therefore that unfavorable outcomes in such cases are not probable.

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

Notes to Consolidated Financial Statements (continued)
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

Governmental Proceedings

As previously disclosed, the Company has received a subpoena from the DOJ in connection with its investigation of the Company’s marketing and selling activities, including nominal pricing programs and samples. The Company has been advised that the activities being investigated by the DOJ are also the subject of a qui tam complaint. The Company has also reported that it has received a CID from the Attorney General of Texas regarding the Company’s marketing and selling activities relating to Texas. As previously disclosed, the Company received another CID from the Attorney General of Texas asking for additional information regarding the Company’s marketing and selling activities related to Texas; the second CID includes requests with respect to nominal pricing programs and samples. In April 2004, the Company received a subpoena from the office of the Inspector General for the District of Columbia in connection with an investigation of the Company’s interactions with physicians in the District of Columbia, Maryland, and Virginia. In November 2004, the Company received a letter request from the DOJ in connection with its investigation of the Company’s pricing of Pepcid. In September 2005, the Company received a subpoena from the Illinois Attorney General. The subpoena seeks information related to repackaging of prescription drugs.

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

8.	As previously disclosed, in October 2004, the American Jobs Creation Act of 2004 (the AJCA) was signed into law. The AJCA created temporary incentives for U.S. multinationals to repatriate accumulated income earned outside the United States as of December 31, 2002. In accordance with the AJCA, the Company repatriated $15.9 billion during 2005. The Company recorded an income tax charge of $766.5 million in the third and fourth quarters of 2005 related to this repatriation, $185.0 million of which was paid in 2005 and the remainder was paid in the first quarter of 2006. The Company has not changed its intention to indefinitely reinvest accumulated earnings earned subsequent to December 31, 2002. No provision will be made for income taxes that would be payable upon the distributions of such earnings and it is not practicable to determine the amount of the related unrecognized deferred income tax liability. In addition, the Company has subsidiaries operating in Puerto Rico and Singapore under tax incentive grants that expire in 2015 and 2026, respectively.

9.	The Company’s federal income tax returns have been audited through 1992. As previously disclosed, the Internal Revenue Service (IRS) has substantially completed its examination of the Company’s tax returns for the years 1993 to 1996 and on April 28, 2004, in connection with its examination, the IRS issued a preliminary notice of deficiency

Notes to Consolidated Financial Statements (continued)
with respect to a partnership transaction entered into in 1993. On December 13, 2005, the Company received a final notice of deficiency with respect to the transaction with regard to the 1993 tax return. Specifically, the IRS disallowed certain royalty and other expenses claimed as deductions on the 1993 tax return. The preliminary notice proposed disallowing similar type expenses on the 1994-1996 tax returns. The Company anticipates receiving a similar notice of deficiency for 1997-1999. If the IRS ultimately prevails in its positions, the Company’s income tax due for year 1993 would increase by approximately $60 million plus interest of approximately $70 million and penalties of approximately $12 million. For the years 1994-1999, the tax would increase by approximately $910 million plus interest of approximately $630 million. The IRS will likely make similar claims for years subsequent to 1999 with respect to this transaction. The potential disallowance for these later years, computed on a similar basis to the 1993-1999 disallowances, would be approximately $540 million plus interest of approximately $100 million. The IRS has proposed penalties on the Company with respect to all periods that were the subject of the preliminary notice of adjustment and the Company anticipates the IRS would seek to impose penalties on all other periods.

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

In January 2006, the IRS issued a summons requesting certain information in connection with a minority interest equity financing transaction entered into in 1995. Merck has cooperated with the terms of the summons. In April 2006, certain current executives received summonses in connection with this matter.

10.	The Company has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. The net cost of such plans consisted of the following components:

	($ in millions)
	Three Months
	Ended March 31,
	2006	2005
Service Cost	$90.0	$82.0
Interest Cost	84.8	79.0
Expected return on plan assets	(108.0)	(101.2)
Net amortization	42.4	38.5
Termination Benefits	13.5	2.9
Curtailments	0.2	—

	$122.9	$101.2

Notes to Consolidated Financial Statements (continued)
The Company provides medical, dental and life insurance benefits, principally to its eligible U.S. retirees and similar benefits to their dependents, through its other postretirement benefits plans. The net cost of such plans consisted of the following components:

	($ in millions)
	Three Months
	Ended March 31,
	2006	2005
Service Cost	$21.2	$22.9
Interest Cost	25.4	26.6
Expected return on plan assets	(28.2)	(25.8)
Net amortization	1.0	5.6
Termination Benefits	1.4	0.4

	$20.8	$29.7

In connection with restructuring actions (see Note 2), the Company recorded termination charges for the three months ended March 31, 2006 and 2005 of $13.5 million and $2.9 million, respectively, on its pension plans and $1.4 million and $0.4 million, respectively, on its other postretirement benefit plans related to expanded eligibility for certain employees exiting the Company.

Also, in connection with these restructuring actions, the Company recorded curtailment losses of $0.2 million for the three months ended March 31, 2006 on its pension plans.

11.	Other (income) expense, net, consisted of:

	($ in millions)
	Three Months
	Ended March 31,
	2006	2005
Interest income	$(181.7)	$(93.8)
Interest expense	98.2	84.5
Exchange gains	(0.4)	(0.7)
Minority interests	29.9	30.4
Other, net	(46.6)	6.1

	$(100.6)	$26.5

The increase in interest income reflects interest income generated from the short-term investment portfolio derived from higher short-term interest rates.

Interest paid for the three months ended March 31, 2006 and 2005 was $147.1 million and $93.1 million, respectively.

Notes to Consolidated Financial Statements (continued)
12.	The weighted average common shares used in the computations of basic earnings per common share and earnings per common share assuming dilution (shares in millions) are as follows:

	Three Months
	Ended March 31,
	2006	2005
Average common shares outstanding	2,184.3	2,207.2
Common shares issuable(1)	6.2	3.2

Average common shares outstanding assuming dilution	2,190.5	2,210.4

(1)	Issuable primarily under share-based compensation plans.

For the three months ended March 31, 2006 and 2005, 230.5 million and 253.2 million, respectively, common shares issuable under the Company’s share-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.

13.	Comprehensive income for the three months ended March 31, 2006 and 2005, representing all changes in stockholders’ equity during the period other than changes resulting from the Company’s stock, was $1,515.4 million and $1,343.1 million, respectively.

14.	The Company’s operations are principally managed on a products basis. The Merck Pharmaceutical segment includes products marketed either directly or through joint ventures. These products consist of therapeutic and preventive agents, sold by prescription, for the treatment of human disorders. Other segment revenues include non-reportable human and animal health segments.

Revenues and profits for these segments are as follows:

	($ in millions)
	Three Months
	Ended March 31,
	2006	2005
Segment revenues:
Merck Pharmaceutical	$5,071.2	$5,072.3
Other segment revenues	264.6	232.9

	$5,335.8	$5,305.2

Segment profits:
Merck Pharmaceutical	$3,497.7	$3,162.5
Other segment profits	248.9	240.4

	$3,746.6	$3,402.9

A reconciliation of total segment revenues to consolidated sales is as follows:

	($ in millions)
	Three Months
	Ended March 31,
	2006	2005
Segment revenues	$5,335.8	$5,305.2
Other revenues	74.0	57.0

	$5,409.8	$5,362.2

Notes to Consolidated Financial Statements (continued)
Other revenues are primarily comprised of miscellaneous corporate revenues, sales related to divested products or businesses and other supply sales.
Sales (1) of the Company’s products were as follows:

	($ in millions)
	Three Months
	Ended March 31,
	2006	2005
Zocor	$1,063.5	$1,106.0
Singulair	801.4	735.0
Fosamax	753.6	771.8
Cozaar/Hyzaar	701.1	719.1
Proscar	188.2	175.1
Primaxin	169.6	184.8
Cosopt/Trusopt	151.6	140.2
Cancidas	146.3	130.3
Vasotec/Vaseretic	136.1	158.2
Maxalt	92.9	77.7
Propecia	75.3	70.1
Vaccines/Biologicals	271.5	223.8
Other	858.7	870.1

	$5,409.8	$5,362.2

(1) Presented net of discounts and returns.

Other primarily includes sales of other human pharmaceuticals, pharmaceutical and animal health supply sales to the Company’s joint ventures and revenue from the Company’s relationship with AstraZeneca LP primarily relating to sales of Nexium and Prilosec.

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

A reconciliation of segment profits to Income Before Taxes is as follows:

	($ in millions)
	Three Months
	Ended March 31,
	2006	2005
Segment profits	$3,746.6	$3,402.9
Other profits	58.2	65.5
Adjustments	156.0	120.3
Unallocated:
Interest income	181.7	93.8
Interest expense	(98.2)	(84.5)
Equity income from affiliates	69.5	62.8
Depreciation and amortization	(582.8)	(340.2)
Research and development	(942.0)	(846.6)
Other expenses, net	(618.6)	(553.3)

	$1,970.4	$1,920.7

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
On April 3, 2006, Merck announced the appointment of Peter Loescher to the newly created position of President, Global Human Health, effective May 1, 2006. He will have direct responsibility for Merck’s four marketing and sales divisions: U.S. Human Health, Human Health Asia Pacific, Human Health Intercontinental (Europe, Middle East, Africa, Canada and Latin America), and Merck Vaccines. Mr. Loescher was previously President and Chief Executive Officer, GE Healthcare Bio-Sciences.
Operating Results
Global Restructuring Program
In November 2005, the Company commenced the initial phase of its global restructuring program designed to reduce the Company’s cost structure, increase efficiency, and enhance competitiveness. As part of this program, Merck plans to sell or close five manufacturing sites and two preclinical sites by the end of 2008, and eliminate approximately 7,000 positions company-wide. In the first quarter of 2006, approximately 1,800 positions throughout the Company were eliminated. Through the end of 2008, when the initial phase of the global restructuring program is expected to be substantially complete, the cumulative pre-tax costs are expected to range from $1.8 billion to $2.2 billion. The Company expects to record charges of approximately $800 million to $1 billion during 2006, based on estimated time of completion, as the sales/closures of the facilities occur. Cumulative pre-tax savings are expected to be $4.5 to $5.0 billion from 2006 through 2010. During the first quarter of 2006, the Company recorded pre-tax restructuring costs of $304.1 million ($194.9 after tax or $0.09 per share) related primarily to the global restructuring program which was comprised primarily of accelerated depreciation and separation costs (See Note 2).
Share-Based Compensation
Effective January 1, 2006, the Company adopted Financial Accounting Standards No. 123R, Share-Based Payments (FAS 123R). Employee stock option expense was previously recognized using the intrinsic value method which measures share-based compensation expense as the amount at which the market price of the stock at the date of grant exceeds the exercise price. FAS 123R requires the recognition of the fair value of share-based compensation in net income, which the Company will recognize on a straight-line basis over the requisite service period. Additionally, the Company elected the modified prospective transition method for adopting FAS 123R, and therefore, prior periods were not restated. Under this method, the provisions for FAS 123R apply to all awards granted or modified after January 1, 2006. In addition, the unrecognized expense of awards that have not yet vested at the date of adoption shall be recognized in net income in the period after the date of adoption. The Company recorded share-based compensation cost in the amount of $121.3 million in the first quarter of 2006 (see Note 3). Of this amount, $98.6 million was incremental due to the adoption of FAS 123R. Incremental share-based compensation expense for full year 2006 is expected to be approximately $220 million.
At March 31, 2006, there was $357.4 million of total pre-tax unrecognized compensation expense related to nonvested awards which will be recognized over a weighted average period of 2.2 years. For segment reporting, share-based compensation expense is recorded in unallocated expense.
Summary
Earnings per share assuming dilution (EPS) for the first quarter of 2006 were $0.69, including the impact of the global restructuring program of $0.09 per share and the impact of adopting FAS 123R. Net income was $1.52 billion, compared to $1.37 billion in the first quarter of last year.
Worldwide sales were $5.41 billion for the quarter, compared to $5.36 billion for the first quarter of 2005. Total sales increased 1% for the quarter. Global sales performance includes a 2% favorable effect from price changes, a 1% volume increase, and a 2% unfavorable effect from foreign exchange for the quarter.
Materials and production costs were $1.34 billion for the first quarter of 2006, which represents a 6% increase compared to the first quarter of 2005. This increase reflects $205.0 million of costs associated with the global restructuring program recorded in the first quarter, primarily related to accelerated depreciation. The increase also reflects $10.6 million related to the expensing of stock options.
The Company’s gross margin was 75.2% in the first quarter of 2006 compared to 76.3% in the first quarter of 2005. The 2006 gross margin reflects a 3.8 percentage point unfavorable impact relating to the $205.0 million of costs recorded in Materials and production costs relating to the global restructuring program as noted above. Changes in the product mix had a favorable impact on the current quarter gross margin compared with the prior year quarter.
Marketing and administrative expenses were $1.72 billion, an increase of 7% in the first quarter of 2006. Marketing and administration includes the impact of $62.6 million in the quarter related to the expensing of stock options as well as activities required to prepare for the launch of three investigational vaccines and maintaining activities in support of Merck’s in-line products.
Research and development expenses were $942.0 million for the quarter, representing an increase of 11%, including $55.4 million recorded in the first quarter for accelerated depreciation costs associated with the global restructuring program, as well as $24.4 million related to the expensing of stock options. Research and development also includes the impact of licensing expense for initial payments for research collaborations with Neuromed Pharmaceuticals, Paratek Pharmaceuticals, and NicOx S.A. (see Note 4).
Restructuring costs were $43.7 million for the quarter representing separation costs associated with the Company’s global restructuring program, as well as remaining costs associated with earlier programs (see Note 2).
The change in Other (income) expense, net reflects an increase in interest income generated from the short-term investment portfolio derived from higher short-term interest rates.
The effective tax rate of 22.9% in the first quarter of 2006 reflects the impact of costs associated with the global restructuring program and the mix of domestic and foreign income.
Sales
Sales of the Company’s products were as follows:

	($ in millions)
	Three Months
	Ended March 31,
	2006	2005
Zocor	$1,063.5	$1,106.0
Singulair	801.4	735.0
Fosamax	753.6	771.8
Cozaar/Hyzaar	701.1	719.1
Proscar	188.2	175.1
Primaxin	169.6	184.8
Cosopt/Trusopt	151.6	140.2
Cancidas	146.3	130.3
Vasotec/Vaseretic	136.1	158.2
Maxalt	92.9	77.7
Propecia	75.3	70.1
Vaccines/Biologicals	271.5	223.8
Other	858.7	870.1

	$5,409.8	$5,362.2

Sales by product are presented net of discounts and returns. The provision for discounts includes indirect customer discounts that occur when a contracted customer purchases directly through an intermediary wholesale purchaser, known as chargebacks, as well as indirectly in the form of rebates owed based upon definitive contractual agreements or legal requirements with private sector and public sector (Medicaid) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. These discounts, in the aggregate, reduced revenues by $1,179.6 million and $984.0 million for the three month period ended March 31, 2006 and 2005, respectively. Other primarily includes sales of other human pharmaceuticals, pharmaceutical and animal health supply sales to the Company’s joint ventures and revenue from the Company’s relationship with AstraZeneca LP (AZLP). Inventory levels at key wholesalers for each of the Company’s major products are generally less than a month.
Worldwide sales of Singulair, a once-a-day oral medicine indicated for the chronic treatment of asthma and the relief of symptoms of allergic rhinitis, reached $801.4 million for the first quarter, representing growth of 9% over the first quarter of 2005. U.S. sales for the quarter were strong, exceeding the prior year by 17%. Singulair continues to be the most-prescribed product in the U.S. respiratory market. Sales of Singulair outside of the United States declined for the quarter.

Global sales of Merck’s antihypertensive medicines, Cozaar and Hyzaar*, were $701.1 million for the first quarter, representing a decrease of 2% from the first quarter of 2005. Cozaar/Hyzaar remained the number one branded angiotensin II antagonist (AIIA) in Europe and number two branded AIIA in the United States in the first quarter.
Fosamax and Fosamax Plus D (launching under the name Fosavance throughout the European Union) together remain the most-prescribed medicine worldwide for the treatment of postmenopausal, male and glucocorticoid-induced osteoporosis. Global sales for the franchise were $753.6 million for the first quarter, representing a decrease of 2% compared to the first quarter of 2005. U.S. sales for the quarter remained strong, growing at 11%. Sales outside of the United States were adversely affected by the availability of generic alendronate sodium products in several markets.
On March 14, 2006 the Board of Appeal of the European Patent Office issued a decision upholding its 2004 decision to revoke Merck’s patent in Europe that covers once-weekly versions of alendronate. The decision is final. Merck’s alendronate products are protected in many major markets in Europe until at least 2007.
Zocor, Merck’s statin for modifying cholesterol, achieved worldwide sales of $1.06 billion in the first quarter, representing a decrease of 4% over the first quarter of 2005. U.S. sales for the quarter remained strong, exceeding the prior year by 13%. Sales outside of the United States were adversely affected by the availability of generic simvastatin. Merck’s U.S. marketing exclusivity for Zocor expires on June 23, 2006 and the Company expects a significant decline in U.S. Zocor sales after that time.
Sales of Merck’s other promoted medicines and vaccines were $1.48 billion for the first quarter, representing growth of 6% as compared with the first quarter of 2005. These products treat or prevent a broad range of medical conditions, including infectious diseases, glaucoma, migraine, arthritis and pain.
On February 3, 2006 the U. S. Food and Drug Administration (FDA) approved RotaTeq, Merck’s vaccine to help protect children against rotavirus gastroenteritis. On February 21, the Centers for Disease Control and Prevention’s (CDC) Advisory Committee on Immunization Practices (ACIP) unanimously voted to recommend that all infants, starting at 6 to 12 weeks of age, be vaccinated with RotaTeq, now the only rotavirus vaccine available in the United States. The ACIP recommended that the oral, ready-to-use vaccine be given during the current routine well-baby visits at 2, 4, and 6 months of age. The ACIP also voted to recommend that RotaTeq be included in the CDC Vaccines for Children (VFC) program, which provides vaccines to children who are Medicaid-eligible, uninsured, underinsured or Native American. Eligible children receive the recommended vaccines through the government-funded VFC once the CDC contracts for the purchase of the vaccines. Vaccines sold in most major European markets are sold through the Company’s joint venture, Sanofi Pasteur MSD.
Arcoxia, Merck’s medicine for the treatment of arthritis and pain, remains under review by the FDA in the United States. The MEDAL Program, which began in 2002, was designed to precisely compare the cardiovascular safety of Arcoxia to the most widely prescribed traditional NSAID in the world, diclofenac, and will include data in more than 34,000 arthritis patients with a median treatment time of approximately 20 months. Results of the MEDAL Program are expected later in the year. One component of the MEDAL Program, the MEDAL study, the largest arthritis study ever conducted, with 23,500 patients, began to conclude as of March 2006, and will continue to do so across the global investigation sites over the next few months. Arcoxia is sold throughout Europe, the Middle East, Africa, Latin America and Asia.
Merck earns ongoing revenue based on sales of products that are associated with alliances, the most significant of which is AZLP. Revenue from AZLP recorded by Merck was $380.1 million in the first quarter.
Global sales of Zetia and Vytorin, as reported by the Merck/Schering-Plough partnership, in the aggregate were $793.2 million for the first quarter and combined new prescriptions reached approximately 15% of the U.S. lipid-lowering market, according to the March 2006 monthly IMS Health data.

* COZAAR and HYZAAR are registered trademarks of E.I. DuPont de Nemours & Company, Wilmington, Delaware.

Global sales by the Merck/Schering-Plough partnership of Zetia, the cholesterol-absorption inhibitor also marketed as Ezetrol outside the United States, reached $414.8 million in the first quarter, an increase of 25% compared with the first quarter of 2005.
Global sales of Vytorin, also developed and marketed by the Merck/Schering-Plough partnership, reached $378.4 million in the first quarter. Vytorin, marketed outside the United States as Inegy, is the first single cholesterol treatment to provide LDL cholesterol lowering through dual inhibition of cholesterol production and absorption.
The Company records the results from its interest in the Merck/Schering-Plough partnership in Equity income from affiliates.
Research and Development
Merck’s late-stage development portfolio includes three anticipated filings for 2006 in addition to the two filings made in 2005 that are currently under FDA review. As of the end of the first quarter 2006, Merck had five drugs in Phase III development for diabetes, insomnia, atherosclerosis, and HIV/AIDS.
In the first quarter of 2006, Merck received notification from the FDA that the agency is extending the review period for the Biologics License Application (BLA) for Merck’s investigational shingles vaccine, Zostavax. The FDA informed Merck that its new goal date for completing the review of the BLA for Zostavax is May 25, 2006.
On March 23, 2006 in the European Union, the Committee for Medicinal Products for Human Use (CHMP), a scientific committee of the European Medicines Agency, adopted a positive “opinion” on the marketing authorization for Zostavax for prevention of herpes zoster (“zoster” or shingles) and herpes zoster-related post-herpetic neuralgia for individuals 60 years of age or older. On April 27, 2006, the CHMP also adopted a positive “opinion” on the marketing authorization for RotaTeq for immunization against gastroenteritis due to rotavirus infection in infants age 6 weeks and older. The CHMP evaluates the quality, safety and efficacy of medicinal products in the European Union. The positive CHMP opinions are key milestones toward the granting of European Union marketing authorizations for Zostavax and RotaTeq, respectively.
In February 2006, Gardasil, Merck’s investigational cervical cancer vaccine, was given priority review status by the FDA, and the FDA has informed Merck that the review goal date is June 8, 2006. Merck has submitted license applications to additional regulatory agencies including those in the European Union, Australia, Canada, New Zealand, Mexico, Brazil, Argentina, Taiwan and Singapore. Agencies in Australia, Canada and New Zealand have also given priority review to Gardasil. Gardasil is designed to protect against four types of human papillomavirus (HPV) – types 16 and 18, which account for an estimated 70% of cervical cancer cases, and HPV types 6 and 11, which account for an estimated 90% of genital wart cases.
Also in February 2006, Merck announced that the New Drug Application (NDA) for Januvia had been accepted for standard review by the FDA. Merck expects FDA action on the NDA by mid-October 2006. The Company is moving forward as planned with filings in countries outside the United States. Phase III data for Januvia will be presented for the first time at the American Diabetes Association meeting in June 2006.
Januvia is an investigational once-daily medicine with a novel mechanism of action for the treatment of type 2 diabetes. If approved, Januvia would potentially be the first in a new class of oral medications (DPP-4 inhibitors) that enhances the body’s own ability to lower blood sugar (glucose) when it is elevated.
Merck is on track for filing with the FDA in 2006 the NDA for vorinostat, an investigational histone deacetylase inhibitor for the treatment of cutaneous T-cell lymphoma (CTCL). CTCL is a type of non-Hodgkin’s lymphoma in which some of the body’s white blood cells, known as T-lymphocytes or T-cells, become malignant. Pivotal clinical data with respect to CTCL have been submitted for presentation at the American Society of Clinical Oncology Annual Meeting in June 2006.
In addition, the Company remains on track for filing with the FDA in 2006 the NDA for MK-0517, a new intravenous medicine to treat chemotherapy-induced nausea and vomiting.
Merck has entered into Phase III clinical trials for both MK-0524A and MK-0524B, investigational therapies for lipid/cholesterol management, and plans to file NDAs with the FDA in 2007. MK-0524A represents a novel approach to lowering LDL-C, raising HDL-C and lowering triglycerides. MK-0524B combines MK-0524A with the proven benefits of simvastatin to potentially reduce the risk of coronary heart disease beyond what statins provide alone. Phase II data will be submitted to the American Heart Association meeting in the fall of 2006.
Additional interim results from a dose-ranging Phase II trial of MK-0518, Merck’s investigational oral integrase inhibitor for the treatment of HIV, were presented at the 13th Annual Conference on Retroviruses and Opportunistic Infections (CROI) in February. The results showed that the oral investigational medication at all three doses studied in combination with optimized background therapy (OBT) had greater antiretroviral activity than OBT alone. Study results also showed that MK-0518 in combination with OBT was generally well tolerated in these patients with advanced HIV infection who were failing antiretroviral therapy (ART), who had viruses resistant to at least one drug of each of the three available classes of oral ARTs and who had limited active ARTs as options for treatment. Enrollment of patients in Phase III studies for MK-0518 continues and the Company expects to file an NDA with the FDA in 2007.
Merck continues its strategy of establishing strong external alliances to complement our substantial internal research capabilities, including research collaborations, licensing pre-clinical and clinical compounds and technology transfers to drive both near- and long-term growth.
During the quarter, Merck and NicOx S.A. (NicOx) entered into a new agreement to collaborate on the development of new antihypertensive drugs using NicOx’s proprietary nitric oxide-donating technology. The agreement covers nitric oxide-donating derivatives of several major classes of antihypertensive agents for the treatment of high blood pressure, complications of hypertension, and other cardiovascular and related disorders. Merck has the exclusive right to develop and commercialize antihypertensives that use NicOx’s nitric oxide-donating technology for the treatment of systemic hypertension.
In March 2006, Neuromed Pharmaceuticals Ltd. (Neuromed) and Merck signed a research collaboration and license agreement to research, develop and commercialize novel compounds for the treatment of pain and other neurological disorders, including Neuromed’s lead compound, NMED-160, which is currently in Phase II development for the treatment of pain. Under the terms of the agreement, Neuromed granted Merck an exclusive worldwide license to research, develop and commercialize NMED-160 and other compounds that selectively target the N-type calcium channel.
Also in March 2006, Merck and Paratek Pharmaceuticals, Inc. announced that they entered into an exclusive, worldwide collaborative development and license agreement for PTK 0796, a novel, broad-spectrum aminomethylcycline antibiotic with oral and intravenous formulations currently in Phase I clinical testing.
On May 9, 2006, Merck announced that it had entered into a definitive agreement under which the Company will acquire GlycoFi, Inc. (“GlycoFi”), a privately-held biotechnology company that is a leader in the field of yeast glycoengineering and optimization of biologic drug molecules. Under the terms of the merger agreement, the Company will acquire 100 percent of the equity of GlycoFi, which will become a wholly-owned subsidiary of Merck. The all-cash transaction is valued at approximately $400 million and is expected to close in the second quarter of 2006, subject to customary closing conditions and clearance under the Hart-Scott-Rodino Anti-Trust Improvements Act of 1976, as amended.
Also on May 9, 2006, Merck announced that it had entered into a definitive agreement under which the Company will acquire Abmaxis, Inc. ("Abmaxis"), a privately-held biopharmaceutical company dedicated to the discovery and optimization of monoclonal antibody (MAb) products for human therapeutics and diagnostics. Under the terms of the acquisition agreement, the Company will acquire 100 percent of the equity of Abmaxis for $80 million in cash, making Abmaxis a wholly-owned subsidiary of Merck. The agreement is expected to close in the second quarter of 2006.

Liquidity and Capital Resources

($ in millions)	March 31, 2006	December 31, 2005

Cash and Investments	$15,503.9	$16,745.5
Working Capital	$6,712.9	$7,806.9
Total debt to total liabilities and equity	15.5%	18.1%
The decrease in working capital primarily reflects a change in the mix of the Company’s investments from short-term to long-term. The decrease in the ratio of total debt to total liabilities and equity primarily reflects the repayment of commercial paper in the first quarter of 2006.
Cash provided by operations continues to be the Company’s primary source of funds to finance operating needs and capital expenditures. Net cash provided by operating activities totaled $1.3 billion for both three month periods ended March 31, 2006 and 2005, respectively. In 2005, the Company repatriated $15.9 billion in connection with the American Jobs Creation Act of 2004 and recorded an income tax charge of $766.5 million in the third and fourth quarters of 2005 related to this repatriation, $185.0 million of which was paid in the fourth quarter of 2005 and the remainder was paid in the first quarter of 2006 (see Note 8).
Capital expenditures totaled $197.6 million and $343.2 million for the first three months of 2006 and 2005, respectively. Capital expenditures for the full year 2006 are expected to approximate $1.3 billion.
Dividends paid to stockholders were $829.8 million and $841.1 million for the first three months of 2006 and 2005, respectively. In February 2006, the Board of Directors declared a quarterly dividend of 38 cents per share on the Company’s common stock for the second quarter of 2006.
During the first quarter, the Company purchased $247.2 million of its Common Stock (7.2 million shares) for its Treasury. The Company has approximately $7.3 billion remaining under the July 2002 treasury stock purchase authorization.
In April 2006, the Company extended the maturity date of its $1.5 billion, 5-year revolving credit facility from 2010 to 2011. The facility provides backup liquidity for the Company’s commercial paper borrowing facility and is used for general corporate purposes. The Company has not drawn funding from this facility.

In April and May 2006, respectively, the Company entered into pay-floating, receive-fixed interest rate swap contracts each effectively converting $250 million of its $1.0 billion, 4.75% fixed- rate notes to floating rate instruments. The interest rate swaps are designated as hedges of the fair value changes in the notes attributable to changes in the benchmark London Interbank Offered Rate (LIBOR) swap rate and will mature in 2015. The fair value changes in the notes are fully offset in interest expense by the fair value changes in the swap contract.
Critical Accounting Policies
The Company’s significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 to the consolidated financial statements of the 2005 Annual Report on Form 10-K for the year ended December 31, 2005. Certain of these accounting policies are considered critical as disclosed in the Critical Accounting Policies and Other Matters section of Management’s Discussion and Analysis in the Company’s 2005 Annual Report on Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. Other than the adoption of FAS 123R, as discussed in Note 3, there have been no significant changes in the Company’s critical accounting policies since December 31, 2005.
Recently Issued Accounting Standards
In April 2006 the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FIN 46R-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46R. The FSP clarifies when an entity should use a by design approach when applying FASB Interpretation No. 46R, Consolidation of Variable Interest Entities. This approach includes evaluating whether an interest is variable based on a thorough understanding of the design of the potential variable interest entity (VIE), including the nature of the risk that the potential VIE was designed to create and pass along to interest holders in the entity. This FSP also included guidance to assist companies in analyzing the design of potential VIE to determine whether variability exists. The effects of this FSP on the Company’s financial position or results of operations is not expected to be material.
Legal Proceedings
The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including product liability, intellectual property, and commercial litigation, as well as additional matters such as antitrust actions. The following discussion is limited to recent developments concerning legal proceedings and should be read in conjunction with Note 7 to the consolidated financial statement of this report and the Company’s 2005 Annual Report on Form 10-K for the year ended December 31, 2005.
Vioxx Litigation
Product Liability Lawsuits
As previously disclosed, federal and state product liability lawsuits involving individual claims, as well as putative class actions, have been filed against the Company with respect to Vioxx. As of March 31, 2006, the Company has been served or is aware that it has been named as a defendant in approximately 11,500 lawsuits, which include approximately 23,350 plaintiff groups, alleging personal injuries resulting from the use of Vioxx. Of these lawsuits, approximately 5,175 lawsuits representing approximately 14,850 plaintiff groups are or are slated to be in the federal MDL (discussed below) and approximately 5,250 lawsuits representing approximately 5,250 plaintiff groups are included in a coordinated proceeding in New Jersey Superior Court before Judge Carol E. Higbee. Certain of these lawsuits include allegations regarding gastrointestinal bleeding, cardiovascular events, thrombotic events or kidney damage. The Company has also been named as a defendant in approximately 190 putative class actions alleging personal injuries or seeking (i) medical monitoring as a result of the putative class members’ use of Vioxx, (ii) disgorgement of certain profits under common law unjust enrichment theories, and/or (iii) various remedies under state consumer fraud and fair business practice statutes, including recovering the cost of Vioxx purchased by individuals and third-party payors such as union health plans (all of the actions discussed in this paragraph are collectively referred to as the “Vioxx Product Liability Lawsuits”). The actions filed in the state courts of California, Texas, New Jersey, and Philadelphia, Pennsylvania, respectively, have been transferred to a single judge in each state for coordinated proceedings.
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

Several Vioxx Product Liability Lawsuits are currently scheduled for trial in 2006. The Company has provided a list of such trials at its website at www.Merck.com which it will periodically update as appropriate. The Company has included its website address only as an inactive textual reference and does not intend it to be an active link to its website nor does it incorporate by reference the information contained therein.
Merck has entered into a tolling agreement (the “Tolling Agreement”) with the MDL Plaintiffs’ Steering Committee that establishes a procedure to halt the running of the statute of limitations (tolling) as to certain categories of claims allegedly arising from the use of Vioxx by non-New Jersey citizens. The Tolling Agreement applies to individuals who have not filed lawsuits and may or may not eventually file lawsuits and only to those claimants who seek to toll claims alleging injuries resulting from a thrombotic cardiovascular event that results in a myocardial infarction or ischemic stroke. The Tolling Agreement provides counsel additional time to evaluate potential claims. The Tolling Agreement requires any tolled claims to be filed in federal court. As of March 31, 2006, approximately 4,450 claimants had entered into Tolling Agreements.
The Company has previously disclosed the outcomes of several Vioxx Product Liability Lawsuits that were tried prior to March 31, 2006. In April 2006, in a trial involving two plaintiffs, Thomas Cona and John McDarby, in Superior Court of New Jersey, Law Division, Atlantic County, the jury returned a split verdict. The jury determined that Vioxx did not substantially contribute to the heart attack of Mr. Cona, but did substantially contribute to the heart attack of Mr. McDarby. In addition, the jury concluded that, in each case, Merck violated New Jersey’s consumer fraud statute, which allows plaintiffs to receive their expenses for purchasing the drug, trebled, as well as reasonable attorneys’ fees. The jury awarded $4.5 million in compensatory damages to Mr. McDarby and his wife, who also was a plaintiff in that case, as well as punitive damages of $9 million. The Company intends to appeal this verdict after the completion of post-trial proceedings in the trial court.
Also in April 2006, in Garza v. Merck, a jury in state court in Rio Grande City, Texas returned a verdict in favor of the family of decedent Leonel Garza. The jury awarded a total of $7 million in compensatory damages to Mr. Garza’s widow and three sons. The jury also purported to award $25 million in punitive damages. Under Texas law, in this case the punitive damages are capped at $750,000. The Company intends to appeal this verdict after completion of post-trial proceedings in the trial court.
Other Lawsuits
As previously disclosed, on July 29, 2005, a New Jersey state trial court certified a nationwide class of third-party payors (such as unions and health insurance plans) that paid in whole or in part for the Vioxx used by their plan members or insureds. The named plaintiff in that case seeks recovery of certain Vioxx purchase costs (plus penalties) based on allegations that the purported class members paid more for Vioxx than they would have had they known of the product’s alleged risks. Merck believes that the class was improperly certified. The trial court’s ruling is procedural only; it does not address the merits of plaintiffs’ allegations, which the Company intends to defend vigorously. On March 31, 2006, the New Jersey state Superior Court, Appellate Division, affirmed the class certification order. Merck intends to seek further appellate review in the New Jersey Supreme Court.
As previously reported, the Company has also been named as a defendant in separate lawsuits brought by the Attorneys General of Alaska, Louisiana, Mississippi, and Texas. The Attorney General of Montana has also recently filed a lawsuit. These actions allege that the Company misrepresented the safety of Vioxx and seek (i) recovery of the cost of Vioxx purchased or reimbursed by the state and its agencies; (ii) reimbursement of all sums paid by the state and its agencies for medical services for the treatment of persons injured by Vioxx; (iii) damages under various common law theories; and/or (iv) remedies under various state statutory theories, including state consumer fraud and/or fair business practices or Medicaid fraud statutes, including civil penalties.
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
As previously disclosed, on August 15, 2005, a complaint was filed in Oregon state court by the State of Oregon through the Oregon state treasurer on behalf of the Oregon Public Employee Retirement Fund against the Company and certain current and former officers and directors. The complaint, which was brought under Oregon securities law, alleges that plaintiff has suffered damages in connection with its purchases of Merck common stock at artificially inflated prices due to the Company’s alleged violations of law related to disclosures about Vioxx. The Company has moved to dismiss the complaint, which motion is pending.
As previously disclosed, a number of shareholder derivative actions have been filed in federal court and in New Jersey Superior Court naming the Company as a nominal defendant and certain members of the Board (past and present), together with certain executive officers, as defendants. The complaints arise out of substantially the same factual allegations that are made in the Vioxx Securities Lawsuits. The derivative suits, which are purportedly brought to assert rights of the Company, assert claims against the Board members and officers for breach of fiduciary duty, waste of corporate assets, unjust enrichment, abuse of control and gross mismanagement. All of the actions discussed in this paragraph are collectively referred to as the “Vioxx Derivative Lawsuits”. The JPML has transferred the Vioxx Derivative Lawsuits pending in federal court to the Shareholder MDL. Judge Chesler consolidated the Vioxx Derivative Lawsuits for all purposes. On June 20, 2005, the federal derivative plaintiffs filed a Verified Consolidated Shareholders’ Derivative Complaint superseding prior complaints in the various cases. Defendants filed a motion to dismiss this complaint. On May 5, 2006, Judge Chesler granted defendants’ motion to dismiss and denied plaintiffs’ request for leave to amend their complaint.
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
International Lawsuits
As previously disclosed, in addition to the lawsuits discussed above, the Company has been named as a defendant in litigation relating to Vioxx in various countries (collectively, the “Vioxx Foreign Lawsuits”) in Europe as well as Canada, Brazil, Australia, Turkey, and Israel.
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
Investigations
As previously disclosed, in November 2004, the Company was advised by the staff of the SEC that it was commencing an informal inquiry concerning Vioxx. On January 28, 2005, the Company announced that it received notice that the SEC issued a formal notice of investigation. Also, the Company has received subpoenas from the U.S. Department of Justice (the “DOJ”) requesting information related to the Company’s research, marketing and selling activities with respect to Vioxx in a federal health care investigation under criminal statutes. As previously disclosed, the Company’s U.K. subsidiary has been notified by the Medicines and Healthcare Products Regulatory Agency in the United Kingdom (the “MHRA”) of an investigation by the MHRA of compliance by the Company with EU adverse experience reporting requirements in connection with Vioxx. Recently, the MHRA advised the Company that its investigation has been completed and no enforcement action will be taken with respect to the matter. In addition, as previously disclosed, investigations are being conducted by local authorities in certain cities in Europe in order to determine whether any criminal charges should be brought concerning Vioxx. The Company is cooperating with these governmental entities in their respective investigations (the “Vioxx Investigations”). The Company cannot predict the outcome of these inquiries; however, they could result in potential civil and/or criminal dispositions.
As previously disclosed, the Company has received a Civil Investigative Demand (“CID”) from a group of Attorneys General from 31 states and the District of Columbia who are investigating whether the Company violated state consumer protection laws when marketing Vioxx. The Company is cooperating with the Attorneys General in responding to the initial CID and additional requests for information.
Reserves
The Company currently anticipates that a number of Vioxx Product Liability Lawsuits will be tried in 2006. The Company cannot predict the timing of any trials with respect to the Vioxx Shareholder Lawsuits. The Company believes that it has meritorious defenses to the Vioxx Lawsuits and will vigorously defend against them. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek indeterminate damages, the Company is unable to predict the outcome of these matters, and at this time cannot reasonably estimate the possible loss or range of loss with respect to the Vioxx Lawsuits. The Company has not established any reserves for any potential liability relating to the Vioxx Lawsuits or the Vioxx Investigations, including for those cases in which a verdict or judgment has been entered against the Company, and are now in post-verdict proceedings or on appeal. In each of those cases the Company believes it has strong points to raise on appeal and therefore that unfavorable outcomes in such cases are not probable.
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
Other Product Liability Litigation
The Company is a defendant in product liability lawsuits in the United States involving Fosamax. Approximately 15 cases have been filed against Merck, including two cases which seek class action certification, as well as damages and medical monitoring. In these actions, plaintiffs allege, among other things, that they have suffered osteonecrosis of the jaw, generally with tooth extraction and/or delayed healing, in association with the use of Fosamax. The Company will vigorously defend against these lawsuits.
Governmental Proceedings
As previously disclosed, the Company has received a subpoena from the DOJ in connection with its investigation of the Company’s marketing and selling activities, including nominal pricing programs and samples. The Company has been advised that the activities being investigated by the DOJ are also the subject of a qui tam complaint. The Company has also reported that it has received a CID from the Attorney General of Texas regarding the Company’s marketing and selling activities relating to Texas. As previously disclosed, the Company received another CID from the Attorney General of Texas asking for additional information regarding the Company’s marketing and selling activities related to Texas; the second CID includes requests with respect to nominal pricing programs and samples. In April 2004, the Company received a subpoena from the office of the Inspector General for the District of Columbia in connection with an investigation of the Company’s interactions with physicians in the District of Columbia, Maryland, and Virginia. In November 2004, the Company received a letter request from the DOJ in connection with its investigation of the Company’s pricing of Pepcid. In September 2005, the Company received a subpoena from the Illinois Attorney General. The subpoena seeks information related to repackaging of prescription drugs.
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
On March 17, 2006, the Company filed an infringement action against Cobalt Pharmaceuticals, Inc. (“Cobalt”), a Canadian company, in the U.S. District Court for the Eastern District of Virginia, alleging that Cobalt’s filing of an ANDA with a Paragraph IV certification infringes the Company’s basic patent covering the use of alendronate. This patent was upheld by the U.S. District Court for the District of Delaware in 2002 and the U.S. Court of Appeals for the Federal Circuit in 2003 following challenges by other generic manufacturers. Accordingly, FDA approval of Cobalt’s ANDA is stayed for 30 months until August 2008 or until an adverse court decision, if any, whichever may occur earlier.

As previously disclosed in September 2004 the Company appealed a decision of the Opposition Division (the “Opposition Division”) of the European Patent Office (the “EPO”) that revoked the Company’s patent in Europe that covers the once-weekly administration of alendronate. On March 14, 2006, the Board of Appeal of the EPO upheld the decision of the Opposition Division. Thus, the Company is not entitled to market exclusivity for Fosamax in most major European markets after 2007. In addition, Merck’s basic patent covering the use of alendronate has been challenged in several European countries and if the Company is unsuccessful in those countries the Company could lose exclusivity rights to Fosamax before 2007 in such countries. The Company is defending the alendronate weekly product in other major European markets based on other patents.
On January 18, 2006, the Company sued Hi-Tech Pharmacal Co., Inc. (“Hi-Tech”) of Amityville, New York for patent infringement in response to Hi-Tech’s application to the FDA seeking approval of a generic version of Merck’s ophthalmic drugs Trusopt and Cosopt, which are used for treating elevated intraocular pressure in people with ocular hypertension or glaucoma. In the lawsuit, Merck sued to enforce a patent covering an active ingredient, dorzolamide, which is present in both Trusopt and Cosopt. Merck has elected not to enforce two U.S. patents listed with the FDA which cover the combination of dorzolamide and timolol, the two active ingredients in Cosopt. This lawsuit will automatically stay FDA approval of Hi-Tech’s ANDA’s for 30 months or until an adverse court decision, whichever may occur earlier. The patent covering dorzolamide provides exclusivity for Trusopt and Cosopt until October 2008 (including six months of pediatric exclusivity). After such time, the Company expects sales of these products to decline.
In the case of omeprazole, the trial court in the United States rendered an opinion in October 2002 upholding the validity of the Company’s and AstraZeneca’s patents covering the stabilized formulation of omeprazole and ruling that one defendant’s omeprazole product did not infringe those patents. The other three defendants’ products were found to infringe the formulation patents. In December 2003, the U.S. Court of Appeals for the Federal Circuit affirmed the decision of the trial court. With respect to the Company’s patent infringement claims against certain other generic manufacturers’ omeprazole products, trial began on April 3, 2006.
The Company and AstraZeneca received notice in October 2005 that Ranbaxy Laboratories Limited (“Ranbaxy”) had filed an ANDA for esomeprazole magnesium. The ANDA contains Paragraph IV challenges to patents on Nexium. On November 21, 2005, the Company and AstraZeneca sued Ranbaxy in the United States District Court in New Jersey. Accordingly, FDA approval of Ranbaxy’s ANDA is stayed for 30 months until April 2008 or until an adverse court decision, if any, whichever may occur earlier. The Company and AstraZeneca received notice in January 2006 that IVAX Pharmaceuticals, Inc., subsequently acquired by Teva Pharmaceutical Industries Ltd. (“Teva”), had filed an ANDA for esomeprazole magnesium. The ANDA contains Paragraph IV challenges to patents on Nexium. On March 8, 2006, the Company and AstraZeneca sued Teva in the United States District Court in New Jersey. Accordingly, FDA approval of Teva’s ANDA is stayed for 30 months until September 2008 or until an adverse court decision, if any, whichever may occur earlier.
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
During the first quarter of 2006, payroll processing for US employees was transitioned to a new software system. This change was initiated to streamline existing pay and time reporting operational processes and to reduce manual work, thereby further improving internal controls.
CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
This report and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements,” all of which are based on management’s current expectations and are subject to risks and uncertainties which may cause results to differ materially from those set forth in the statements. One can identify these forward-looking statements by their use of words such as “expects,” “plans,” “will,” “estimates,” “forecasts,” “projects” and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company’s growth strategy, financial results, product development, product approvals, product potential and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ materially from the Company’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially.
The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors, including risk factors, described in the Company’s filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K. In Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed on March 13, 2006, the Company discusses in more detail various important factors that could cause actual results to differ from expected or historic results. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.

PART II — Other Information
Item 1. Legal Proceedings
Information with respect to certain legal proceedings is incorporated by reference from Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part I of this report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities for the three month period ended March 31, 2006 is as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			($ in millions)
			Approximate Dollar Value
	Total Number	Average Price	Of Shares That May Yet
	of Shares	Paid Per	Be Purchased Under the
Period	Purchased(1)	Share	Plans or Programs(1)
January 1 - January 31, 2006	2,375,000	$33.38	$7,450.5

February 1 - February 28, 2006	2,168,500	$34.84	$7,374.9

March 1 - March 31, 2006	2,607,700	$35.41	$7,282.6

Total	7,151,200	$34.56	$7,282.6

(1)	All shares purchased during the period were made as part of a plan announced in July 2002 to purchase $10 billion in Merck shares.
Item 6. Exhibits
Exhibits

Number	Description

3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (October 1, 2004) - Incorporated by reference to Form 10-Q Quarterly Report for the period ended September 30, 2004

3.2	By-Laws of Merck & Co., Inc. (as amended effective May 24, 2005) - Incorporated by reference to Current Report on Form 8-K dated May 24, 2005

10.1	Offer Letter between Merck & Co., Inc. and Peter Loescher, dated March 15, 2006

12	Computation of Ratios of Earnings to Fixed Charges

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCK & CO., INC.

Date: May 9, 2006	/s/ Kenneth C. Frazier

KENNETH C. FRAZIER
Senior Vice President and General Counsel

Date: May 9, 2006	/s/ Richard C. Henriques

RICHARD C. HENRIQUES
Vice President, Controller

EXHIBIT INDEX

Number	Description

3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (October 1, 2004) - Incorporated by reference to Form 10-Q Quarterly Report for the period ended September 30, 2004

3.2	By-Laws of Merck & Co., Inc. (as amended effective May 24, 2005) - Incorporated by reference to Current Report on Form 8-K dated May 24, 2005

10.1	Offer Letter between Merck & Co., Inc. and Peter Loescher, dated March 15, 2006

12	Computation of Ratios of Earnings to Fixed Charges

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer