Form 10-Q
period 2006-06-30
MERCK & CO INC
filed 2006-08-07
CIK 64978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 1-3305
MERCK & CO., INC.
P. O. Box 100
One Merck Drive
Whitehouse Station, N.J. 08889-0100
(908) 423-1000

Incorporated in New Jersey	I.R.S. Employer Identification
No. 22-1109110
The number of shares of common stock outstanding as of the close of business on July 31, 2006:

Class	Number of Shares Outstanding

Common Stock	2,176,128,392
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
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited, $ in millions except per share amounts)

	($ in millions)
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Sales	$5,771.7	$5,467.5	$11,181.5	$10,829.8

Costs, Expenses and Other

Materials and production	1,445.2	1,160.6	2,787.9	2,432.0

Marketing and administrative	1,734.0	1,749.5	3,449.0	3,355.0

Research and development	1,172.5	946.8	2,114.5	1,793.4

Restructuring costs	(6.9)	5.8	36.8	13.6

Equity income from affiliates	(611.3)	(334.1)	(1,114.7)	(650.4)

Other (income) expense, net	(70.1)	14.0	(170.7)	40.6

	3,663.4	3,542.6	7,102.8	6,984.2

Income Before Taxes	2,108.3	1,924.9	4,078.7	3,845.6

Taxes on Income	609.0	1,204.3	1,059.4	1,754.9

Net Income	$1,499.3	$720.6	$3,019.3	$2,090.7

Basic Earnings per Common Share	$.69	$.33	$1.38	$.95

Earnings per Common Share Assuming Dilution	$.69	$.33	$1.38	$.95

Dividends Declared per Common Share	$.38	$.38	$.76	$.76

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2006 AND DECEMBER 31, 2005
(Unaudited, $ in millions)

	June 30,	December 31,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$8,213.3	$9,585.3
Short-term investments	2,251.1	6,052.3
Accounts receivable	3,084.7	2,927.3
Inventories (excludes inventories of $684.5 in 2006 and $753.8 in 2005 classified in Other assets — see Note 5)	1,640.5	1,658.1
Prepaid expenses and taxes	700.5	826.3

Total current assets	15,890.1	21,049.3

Investments	5,265.5	1,107.9

Property, Plant and Equipment, at cost, net of allowance for depreciation of $10,210.1 in 2006 and $9,315.1 in 2005	13,728.1	14,398.2

Goodwill	1,085.7	1,085.7

Other Intangibles, net	678.3	518.7

Other Assets	6,831.0	6,686.0

	$43,478.7	$44,845.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loans payable and current portion of long-term debt	$1,703.0	$2,972.0
Trade accounts payable	363.7	471.1
Accrued and other current liabilities	4,966.3	5,277.8
Income taxes payable	2,638.3	3,691.5
Dividends payable	831.0	830.0

Total current liabilities	10,502.3	13,242.4

Long-Term Debt	4,758.7	5,125.6

Deferred Income Taxes and Noncurrent Liabilities	6,511.2	6,092.9

Minority Interests	2,407.7	2,407.2

Stockholders’ Equity
Common Stock
Authorized — 5,400,000,000 shares
Issued — 2,976,223,337 shares	29.8	29.8
Other paid-in capital	7,045.2	6,900.0
Retained earnings	39,335.4	37,980.0
Accumulated other comprehensive income	19.3	52.3

	46,429.7	44,962.1

Less treasury stock, at cost
798,372,855 shares — June 30, 2006
794,299,347 shares — December 31, 2005	27,130.9	26,984.4

Total stockholders’ equity	19,298.8	17,977.7

	$43,478.7	$44,845.8

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited, $ in millions)

	Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,019.3	$2,090.7
Adjustments to reconcile net income to cash provided from operations:
Depreciation and amortization	1,162.1	779.1
Deferred income taxes	203.7	(26.1)
Equity income from affiliates	(1,114.7)	(650.4)
Dividends and distributions from equity affiliates	997.1	443.0
Share-based compensation	182.3	21.7
Acquired research	296.3	—
Other	(1.4)	286.1
Net changes in assets and liabilities	(1,236.7)	172.0

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,508.0	3,116.1

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(460.7)	(662.4)
Purchase of securities, subsidiaries and other investments	(11,905.3)	(59,787.2)
Proceeds from sale of securities, subsidiaries and other investments	11,145.6	58,221.1
Other	(0.8)	(0.8)

NET CASH USED BY INVESTING ACTIVITIES	(1,221.2)	(2,229.3)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings	(1,606.6)	(169.2)
Proceeds from issuance of debt	5.1	1,000.0
Payments on debt	(0.8)	(508.1)
Purchase of treasury stock	(500.0)	(508.7)
Dividends paid to stockholders	(1,663.1)	(1,680.2)
Proceeds from exercise of stock options	311.9	110.5
Other	(227.0)	32.1

NET CASH USED BY FINANCING ACTIVITIES	(3,680.5)	(1,723.6)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	21.7	(124.4)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,372.0)	(961.2)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,585.3	2,878.8

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,213.3	$1,917.6

The accompanying notes are an integral part of this consolidated financial statement.

Notes to Consolidated Financial Statements
1.	The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K.

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

Effective January 1, 2006, the Company began recognizing revenue from the sale of vaccines to the Federal government for placement into stockpiles related to the Pediatric Vaccine Stockpile in accordance with SEC Interpretation, Commission Guidance Regarding Accounting for Sales of Vaccines and BioTerror Countermeasures to the Federal Government for Placement into the Pediatric Vaccine Stockpile or the Strategic National Stockpile. The Company retrospectively applied the impacts of adopting the Interpretation to the Company’s consolidated financial statements by reducing Accrued and other current liabilities by $103.4 million and increasing Income taxes payable by $42.3 million and Retained earnings by $61.1 million, respectively, in its December 31, 2005 consolidated balance sheet. There was no impact to the Company’s results of operations for the six month periods ending June 30, 2006 and 2005, respectively.

2.	In November 2005, the Company commenced the initial phase of its global restructuring program designed to reduce the Company’s cost structure, increase efficiency and enhance competitiveness. As part of this program, the Company plans to sell or close five manufacturing sites and two preclinical sites by the end of 2008 and eliminate approximately 7,000 positions company-wide. Through the end of 2008, when the initial phase of the global restructuring program is expected to be substantially complete, the cumulative pre-tax costs are expected to range from $1.8 billion to $2.2 billion. Approximately 70% of the cumulative pre-tax costs are estimated as non-cash, relating primarily to accelerated depreciation for those facilities scheduled for closure. Since the inception of the global restructuring program through June 30, 2006, the Company has recorded total pre-tax accumulated costs of $845.9 million and eliminated approximately 3,400 positions which are comprised of employee separations and the elimination of contractors and vacant positions.

The following table summarizes the charges related to restructuring activities by type of cost for the three and six months ended June 30, 2006.

	($ in millions)
	Three Months Ended June 30, 2006				Six Months Ended June 30, 2006
	Separation	Accelerated			Separation	Accelerated
	Costs	Depreciation	Other	Total	Costs	Depreciation	Other	Total
Materials and production	$—	$163.0	$4.5	$167.5	$—	$361.6	$10.9	$372.5
Research and development	—	—	—	—	—	55.4	—	55.4
Restructuring costs	21.9	—	(28.8)	(6.9)	49.7	—	(12.9)	36.8

	$21.9	$163.0	$(24.3)	$160.6	$49.7	$417.0	$(2.0)	$464.7

For the three and six months ended June 30, 2006, the Company recorded total pre-tax restructuring costs of $160.6 million and $464.7 million and eliminated approximately 2,300 positions during 2006 primarily related to the global restructuring program. The global restructuring program includes the following costs:
(1)	Separation costs related to Company-wide position eliminations,
(2)	Accelerated depreciation related to the five Merck owned manufacturing facilities worldwide and two preclinical sites expected to be sold or closed by the end of 2008,

Notes to Consolidated Financial Statements (continued)
(3)	Other costs which include pre-tax gains of $39.5 million resulting from the second quarter sales of facilities in connection with the global restructuring program, partially offset by expenses of $15.2 million and $37.5 million for the three and six months ended June 30, 2006, respectively, related to the Company’s pension and other postretirement plans, asset impairments, and other exit costs.
The following table summarizes the charges and spending relating to restructuring activities for the six month period ending June 30, 2006.

	($ in millions)
	Separation	Accelerated
	Costs	Depreciation	Other	Total
Restructuring accrual as of January 1, 2006 *	$240.3	$—	$—	$240.3
Expense	49.7	417.0	(2.0)	464.7
(Payments)/receipts, net	(121.9)	—	17.1 **	(104.8)
Non-cash activity	—	(417.0)	(15.1)	(432.1)

Restructuring accrual as of June 30, 2006	$168.1	$—	$—	$168.1

*	The restructuring accrual at January 1, 2006 includes separation costs associated with the global restructuring program as well as amounts from previously announced restructuring programs. The previously announced restructuring programs were substantially complete as of the end of the first quarter.

**	Includes proceeds from the second quarter sales of facilities in connection with the global restructuring program.

The Company recorded Restructuring costs for the three and six months ended June 30, 2005 of $5.8 million and $13.6 million, respectively, associated with earlier restructuring programs.

3.	The Company has share-based compensation plans under which employees, non-employee directors and employees of certain of the Company’s equity method investees may be granted options to purchase shares of Company common stock at the fair market value at the time of grant. In addition to stock options, the Company grants performance share units (PSUs) and restricted stock units (RSUs) to certain management level employees. These plans were approved by the Company’s shareholders. At June 30, 2006, 183.9 million shares were authorized for future grants under the Company’s share-based compensation plans. The Company settles employee share-based compensation awards primarily with treasury shares.

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

The following table provides amounts of share-based compensation cost recorded in the Consolidated Statement of Income (substantially all of the 2005 amount was related to RSUs):

Notes to Consolidated Financial Statements (continued)

	($ in millions)
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Pre-tax share-based compensation expense	$61.0	$12.0	$182.3	$21.7
Income tax benefits	(19.0)	(4.2)	(56.3)	(7.6)

Total share-based compensation expense	$42.0	$7.8	$126.0	$14.1

As a result of the adoption of FAS 123R, effective January 1, 2006, the incremental impact on the Company’s share-based compensation expense reduced the Company’s results of operations as follows:

	($ in millions)
	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2006	2006
Income Before Taxes	$41.9	$140.5
Net Income	29.2	98.1
Earnings per Common Share Assuming Dilution	$.01	$.04
FAS 123R requires the Company to present pro forma information for periods prior to the adoption as if the Company had accounted for employee share-based compensation under the fair value method of that Statement. For purposes of pro forma disclosure, the estimated fair value at the date of grant, including those granted to retirement-eligible employees, is amortized to expense over the requisite service period. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value method for recognizing employee share-based compensation for the three and six months ended June 30, 2005:

	($ in millions)
	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005
Net income, as reported	$720.6	$2,090.7
Compensation expense, net of tax:
Reported	7.8	14.1
Fair value method	(80.4)	(188.8)

Pro forma net income	$648.0	$1,916.0

Earnings per common share:
Basic — as reported	$.33	$.95
Basic — pro forma	$.29	$.87

Assuming dilution — as reported	$.33	$.95
Assuming dilution — pro forma	$.29	$.87
The pro forma amounts and the fair value of each option grant were estimated on the date of grant using the Black-Scholes option pricing model. Upon the adoption of FAS 123R, compensation expense is being recognized immediately for awards granted to retirement-eligible employees or over the period from the grant date to the date retirement eligibility is achieved. This approach is known as the non-substantive vesting period approach. If the Company had been applying this approach for stock options granted to retirement-eligible employees, the effect on pro forma earnings per share assuming dilution for the three and six months ended June 30, 2005, as provided in the above table, would not have been significant.

Notes to Consolidated Financial Statements (continued)
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
The weighted average fair value of options granted in the first half of 2006 were $7.09 per option, determined using the following assumptions:

Expected dividend yield	4.52%
Risk-free interest rate	5.01%
Expected volatility	27.12%
Expected life (years)	5.9
Summarized information relative to the Company’s stock option plans (options in thousands) is as follows:

			Weighted
			Average	Aggregate
			Remaining	Intrinsic
	Number	Average	Contractual	Value
	of Options	Price(1)	Term	($000s)
Balance at December 31, 2005	250,088.0	$54.52
Granted	29,601.6	35.01
Exercised	(10,362.7)	30.10
Forfeited	(9,215.2)	57.02

Outstanding at June 30, 2006	260,111.7	$53.18	5.53	$244,518.3

Exercisable at June 30, 2006	196,050.3	$58.47	4.45	$89,479.8

(1) Weighted average exercise price
Additional information pertaining to the Company’s stock option plans is provided in the table below:

	($ in millions)
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Total intrinsic value of stock options exercised	$6.6	$2.5	$45.0	$53.2
Fair value of stock options vested	18.3	15.9	819.3	893.2
Cash received from the exercise of stock options	$10.7	$11.1	$311.9	$110.5

Notes to Consolidated Financial Statements (continued)
A summary of the Company’s nonvested RSUs and PSUs (shares in thousands) at June 30, 2006 is as follows:

	RSUs		PSUs
		Weighted		Weighted
		Average		Average
	Number	Grant Date	Number	Grant Date
	of Shares	Fair Value	of Shares	Fair Value
Nonvested at December 31, 2005	4,765.1	$35.93	1,022.2	$39.73
Granted	1,496.9	34.98	520.7	35.09
Vested	(27.2)	36.18	—	—
Forfeited	(132.4)	36.04	(93.6)	34.56

Nonvested at June 30, 2006	6,102.4	$35.69	1,449.3	$38.39

At June 30, 2006, there was $385.9 million of total pre-tax unrecognized compensation expense related to nonvested stock options, RSU and PSU awards which will be recognized over a weighted average period of 2.4 years.

4.	Merck continues its strategy of establishing strong external alliances to complement its substantial internal research capabilities, including targeted acquisitions, research collaborations, licensing pre-clinical and clinical compounds and technology transfers to drive both near- and long-term growth.

In June 2006, the Company acquired all of the outstanding equity of GlycoFi, Inc. (GlycoFi) for approximately $373 million in cash ($400 million purchase price net of $25 million in shares already owned and net transaction costs). GlycoFi was a privately-held biotechnology company that is a leader in the field of yeast glycoengineering, that is the addition of specific carbohydrate modifications to the proteins in yeast, and optimization of biologic drug molecules. GlycoFi’s technology platform is used in the development of glycoprotein as well as the optimization of a glycoprotein target. In connection with the acquisition, the Company recorded a charge of $296.3 million for acquired research associated with GlycoFi’s technology platform to be used in the research and development process, for which, at the acquisition date, technological feasibility had not been established and no alternative future use existed. This charge is not deductible for tax purposes. The Company expects this technology to be fully developed over the next one to two years. The charge was recorded in Research and development expense in the second quarter and was determined based upon the present value of expected future cash flows of new product candidates resulting from this technology adjusted for the probability of its technical and marketing success utilizing an income approach reflecting the appropriate risk-adjusted discount rate. The Company also recorded a $99.4 million intangible asset ($57.6 million net of deferred taxes) in the second quarter related to GlycoFi’s developed technology that can be used immediately in the research and development process and has alternative future uses. This intangible asset will be amortized to Research and development expense on a straight-line basis over a 5 year useful life. The remaining net assets acquired in this transaction were not material. Because GlycoFi was a development stage company that had not commenced its planned principal operations, the transaction was accounted for as an acquisition of assets rather than as a business combination and, therefore, goodwill was not recorded. GlycoFi’s results of operations have been included with the Company’s consolidated financial results since the acquisition date.

In May 2006, the Company acquired all of the equity of Abmaxis, Inc. (Abmaxis) for approximately $80 million in cash. Abmaxis was a privately-held biopharmaceutical company dedicated to the discovery and optimization of monoclonal antibody (MAb) products for human therapeutics and diagnostics. Abmaxis developed and validated a breakthrough antibody engineering technology platform, Abmaxis in-silico Immunization, which has alternative future uses to the Company with no significant technological or engineering risks at the date of acquisition. In connection with the acquisition, the Company allocated substantially all of the purchase price to Abmaxis’ technology platform and recorded an intangible asset of $135.3 million ($78.5 million net of deferred taxes). This intangible asset will be amortized to Research and development expense on a straight-line basis over a 5 year useful life. The remaining net assets acquired in this transaction were not material. Because Abmaxis was a development stage company that had not commenced its planned principal operations, the transaction was accounted for as an acquisition of assets rather than as a business combination and, therefore, goodwill was not recorded. Abmaxis’ results of operations have been included with the Company’s consolidated financial results since the acquisition date.

Notes to Consolidated Financial Statements (continued)
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

In March 2006, Neuromed Pharmaceuticals Ltd. (Neuromed) and Merck signed a research collaboration and license agreement to research, develop and commercialize novel compounds for the treatment of pain and other neurological disorders, including Neuromed’s lead compound, NMED-160, which is currently in Phase II development for the treatment of pain. Under the terms of the agreement, Neuromed received an upfront payment of $25 million which the Company recorded as Research and development expense. The successful development and launch of NMED-160 for an initial single indication on a worldwide basis would trigger milestone payments totaling $202 million. Milestones could increase to approximately $450 million if a further indication for NMED-160 is developed and approved and an additional compound is developed and approved for two indications. Neuromed would also receive royalties on worldwide sales of NMED-160 and any additional compounds developed under this agreement.

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

5.	Inventories consisted of:

	($ in millions)
	June	December
	30, 2006	31, 2005
Finished goods	$398.6	$400.0
Raw materials and work in process	1,837.1	1,929.8
Supplies	89.3	82.1

Total (approximates current cost)	2,325.0	2,411.9
Reduction to LIFO cost for domestic inventories	—	—

	$2,325.0	$2,411.9

Recognized as:
Inventories	$1,640.5	$1,658.1
Other assets	684.5	753.8
Amounts recognized as Other assets are comprised entirely of raw materials and work in process inventories, which include inventories produced in preparation for product launches, principally Januvia, and inventories for other products, principally vaccines and Arcoxia, not expected to be sold within one year.

6.	In April and May 2006, respectively, the Company entered into pay-floating, receive-fixed interest rate swap contracts each effectively converting $250 million of its $1.0 billion, 4.75% fixed-rate notes to floating rate instruments. The interest rate swaps are designated as hedges of the fair value changes in the notes attributable to changes in the benchmark London Interbank Offered Rate (LIBOR) swap rate and will mature in 2015. The fair value changes in the notes are fully offset in interest expense by the fair value changes in the swap contract. In April 2006, the Company extended the maturity date of its $1.5 billion, 5-year revolving credit facility from 2010 to 2011. The facility provides backup liquidity for the Company’s commercial paper borrowing facility and is to be used for general corporate purposes. The Company has not drawn funding from this facility.

Notes to Consolidated Financial Statements (continued)
7.	The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including product liability, intellectual property, and commercial litigation, as well as additional matters such as antitrust actions.

Vioxx Litigation

Product Liability Lawsuits
As previously disclosed, federal and state product liability lawsuits involving individual claims, as well as putative class actions, have been filed against the Company with respect to Vioxx. As of June 30, 2006, the Company has been served or is aware that it has been named as a defendant in approximately 14,200 lawsuits, which include approximately 27,100 plaintiff groups, alleging personal injuries resulting from the use of Vioxx. Of these lawsuits, approximately 5,700 lawsuits representing approximately 16,100 plaintiff groups are or are slated to be in the federal MDL (discussed below) and approximately 7,100 lawsuits representing approximately 7,100 plaintiff groups are included in a coordinated proceeding in New Jersey Superior Court before Judge Carol E. Higbee. Certain of these lawsuits include allegations regarding gastrointestinal bleeding, cardiovascular events, thrombotic events or kidney damage. The Company has also been named as a defendant in approximately 190 putative class actions alleging personal injuries or seeking (i) medical monitoring as a result of the putative class members’ use of Vioxx, (ii) disgorgement of certain profits under common law unjust enrichment theories, and/or (iii) various remedies under state consumer fraud and fair business practice statutes, including recovering the cost of Vioxx purchased by individuals and third-party payors such as union health plans (all of the actions discussed in this paragraph are collectively referred to as the “Vioxx Product Liability Lawsuits”). The actions filed in the state courts of California, Texas, New Jersey, and Philadelphia, Pennsylvania, respectively, have been transferred to a single judge in each state for coordinated proceedings.

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

Merck has entered into a tolling agreement (the “Tolling Agreement”) with the MDL Plaintiffs’ Steering Committee that establishes a procedure to halt the running of the statute of limitations (tolling) as to certain categories of claims allegedly arising from the use of Vioxx by non-New Jersey citizens. The Tolling Agreement applies to individuals who have not filed lawsuits and may or may not eventually file lawsuits and only to those claimants who seek to toll claims alleging injuries resulting from a thrombotic cardiovascular event that results in a myocardial infarction or ischemic stroke. The Tolling Agreement provides counsel additional time to evaluate potential claims. The Tolling Agreement requires any tolled claims to be filed in federal court. As of June 30, 2006, approximately 5,800 claimants had entered into Tolling Agreements.

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

Notes to Consolidated Financial Statements (continued)
In July 2006, in Doherty v. Merck, in Superior Court of New Jersey, Law Division, Atlantic County, a jury returned a verdict in favor of the Company on all counts. The jury rejected a claim by the plaintiff that her nearly three years of Vioxx use caused her heart attack. The jury also found in Merck’s favor on the plaintiff’s consumer fraud claim.

In August 2006, in the first case to go to trial in the California coordinated proceeding, Grossberg v. Merck, the jury returned a verdict for Merck on all counts.

In addition to these trials, there is a Vioxx Product Liability trial currently ongoing in Barnett v. Merck in federal court in New Orleans, Louisiana. In New Jersey, Judge Higbee has cancelled the trial previously set for September 2006 in Atlantic City, New Jersey. The next trial in New Jersey is currently scheduled to start on January 16, 2007, and the Court has stated that it will involve multiple plaintiffs. The specific plaintiffs’ cases to be tried have not yet been selected. The Company expects a number of additional Vioxx Product Liability lawsuits to be tried in 2006.

Merck voluntarily withdrew Vioxx from the market on September 30, 2004. Many states have a two-year statute of limitations for product liability claims, requiring that claims must be filed within two years after the plaintiffs learned or could have learned of their potential cause of action. As a result, some may view September 30, 2006 as a deadline for filing Vioxx cases. It is important to note, however, that the law regarding statutes of limitations can be complex, varies from state to state, can be fact-specific, and in some cases, might be affected by the existence of pending class actions. For example, some states have three year statutes of limitations and, in some instances, the statute of limitations is even longer. Merck expects that there will be legal arguments concerning the proper application of these statutes, and the decisions will be up to the judges presiding in individual cases in state and federal proceedings. As referred to above, as of June 30, 2006, Merck has also entered into agreements with approximately 5,800 plaintiffs to toll the statute of limitations, so the September 30, 2006 date would not apply in those instances.

Other Lawsuits
As previously disclosed, on July 29, 2005, a New Jersey state trial court certified a nationwide class of third-party payors (such as unions and health insurance plans) that paid in whole or in part for the Vioxx used by their plan members or insureds. The named plaintiff in that case seeks recovery of certain Vioxx purchase costs (plus penalties) based on allegations that the purported class members paid more for Vioxx than they would have had they known of the product’s alleged risks. Merck believes that the class was improperly certified. The trial court’s ruling is procedural only; it does not address the merits of plaintiffs’ allegations, which the Company intends to defend vigorously. On March 31, 2006, the New Jersey state Superior Court, Appellate Division, affirmed the class certification order. Recently, the New Jersey Supreme Court has decided to exercise its discretion to hear the Company’s appeal of the appellate court decision affirming the trial court’s ruling which certified the class of third-party payors seeking reimbursement of amounts they paid for Vioxx prescriptions. The trial in this case is currently scheduled to be held in March 2007 and it is not known at this time whether the New Jersey Supreme Court’s decision will affect the trial date.

As previously reported, the Company has also been named as a defendant in separate lawsuits brought by the Attorneys General of Alaska, Louisiana, Mississippi, Montana, and Texas. The Attorney General of Utah has also recently filed a lawsuit. These actions allege that the Company misrepresented the safety of Vioxx and seek (i) recovery of the cost of Vioxx purchased or reimbursed by the state and its agencies; (ii) reimbursement of all sums paid by the state and its agencies for medical services for the treatment of persons injured by Vioxx; (iii) damages under various common law theories; and/or (iv) remedies under various state statutory theories, including state consumer fraud and/or fair business practices or Medicaid fraud statutes, including civil penalties.

Shareholder Lawsuits
As previously disclosed, in addition to the Vioxx Product Liability Lawsuits, the Company and various current and former officers and directors are defendants in various putative class actions and individual lawsuits under the federal securities laws (the “Vioxx Securities Lawsuits”), all of which have been transferred by the JPML to the United States District Court for the District of New Jersey before District Judge Stanley R. Chesler for inclusion in a nationwide MDL (the “Shareholder MDL”). Judge Chesler has consolidated the Vioxx Securities Lawsuits for all purposes. Plaintiffs request certification of a class of purchasers of Company stock between May 21, 1999 and October 29, 2004. The complaint alleges that the defendants made false and misleading statements regarding Vioxx in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified compensatory damages and the costs of suit, including attorneys’ fees. The complaint also asserts a claim under Section 20A of the Securities and Exchange Act against certain defendants relating to their sales of Merck stock. In addition, the complaint includes allegations under Sections 11, 12 and 15 of the Securities Act of 1933 that certain defendants made incomplete and misleading statements in a registration statement and certain prospectuses filed in connection with the Merck Stock Investment Plan, a dividend reinvestment plan. Defendants have filed a motion to dismiss the complaint, which is pending.

Notes to Consolidated Financial Statements (continued)
As previously disclosed, on August 15, 2005, a complaint was filed in Oregon state court by the State of Oregon through the Oregon state treasurer on behalf of the Oregon Public Employee Retirement Fund against the Company and certain current and former officers and directors. The complaint, which was brought under Oregon securities law, alleges that plaintiff has suffered damages in connection with its purchases of Merck common stock at artificially inflated prices due to the Company’s alleged violations of law related to disclosures about Vioxx. On July 19, 2006, the Court denied the Company’s motion to dismiss the complaint. The current and former officers and directors have entered into a tolling agreement in exchange for plaintiffs’ dismissal, without prejudice, of the claims against them.

As previously disclosed, various shareholder derivative actions filed in federal court have been transferred to the Shareholder MDL and consolidated for all purposes by Judge Chesler (the “Vioxx Derivative Lawsuits”). The consolidated complaint arises out of substantially the same factual allegations that are made in the Vioxx Securities Lawsuits. The derivative suits, which are purportedly brought to assert rights of the Company, assert claims against certain members of the Board past and present and certain executive officers for breach of fiduciary duty, waste of corporate assets, unjust enrichment, abuse of control and gross mismanagement. On May 5, 2006, Judge Chesler granted defendants’ motion to dismiss and denied plaintiffs’ request for leave to amend their complaint. Plaintiffs have appealed to the United States Court of Appeals for the Third Circuit.

As previously disclosed, on October 29, 2004, two individual shareholders made a demand on the Board to take legal action against Mr. Raymond Gilmartin, former Chairman, President and Chief Executive Officer and other individuals for allegedly causing damage to the Company with respect to the allegedly improper marketing of Vioxx. In response to that demand letter, the Board of Directors determined at its November 23, 2004 meeting that the Board would take the shareholders’ request under consideration and it remains under consideration. The Board has recently received another shareholder letter demanding that the Board take legal action against the Board and management of Merck for allegedly causing damage to the Company relating to the Company’s allegedly improper marketing of Vioxx.

In addition, as previously disclosed, various putative class actions filed in federal court against the Company and certain current and former officers and directors (the “Vioxx ERISA Lawsuits” and, together with the Vioxx Securities Lawsuits and the Vioxx Derivative Lawsuits, the “Vioxx Shareholder Lawsuits”) have been transferred to the Shareholder MDL and consolidated for all purposes. The consolidated complaint asserts claims on behalf of certain of the Company’s current and former employees who are participants in certain of the Company’s retirement plans for breach of fiduciary duty under the Employee Retirement Income Security Act (“ERISA”). The lawsuits make similar allegations to the allegations contained in the Vioxx Securities Lawsuits. On October 7, 2005, defendants moved to dismiss the ERISA complaint. On July 11, 2006, Judge Chesler granted in part and denied in part defendants’ motion to dismiss. The Court dismissed plaintiff’s claim of breach of fiduciary duty based on continued investment in Merck stock as to all defendants except the five individuals who were members of Merck’s Management Pension Investment Committee (“MPIC”) during the purported class period. The Court dismissed plaintiff’s claim for breach of fiduciary duty based on alleged failure to provide complete or accurate information to participants to the extent it related to specific communications cited in the complaint, but declined to dismiss the claim before discovery to the extent plaintiffs allege that adverse information was withheld from participants. The Court dismissed plaintiffs’ claim for failure to monitor as to all defendants except the members of the Compensation and Benefits Committee of Merck’s Board of Directors who had supervisory responsibility for the MPIC. The Court declined to dismiss plaintiffs’ claim for co-fiduciary liability, absent factual development, but dismissed as duplicative plaintiff’s claim for knowing participation in breach of fiduciary duty.

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

Notes to Consolidated Financial Statements (continued)
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

Investigations
As previously disclosed, in November 2004, the Company was advised by the staff of the SEC that it was commencing an informal inquiry concerning Vioxx. On January 28, 2005, the Company announced that it received notice that the SEC issued a formal notice of investigation. Also, the Company has received subpoenas from the U.S. Department of Justice (the “DOJ”) requesting information related to the Company’s research, marketing and selling activities with respect to Vioxx in a federal health care investigation under criminal statutes. As previously disclosed, the Company’s United Kingdom subsidiary has been notified by the Medicines and Healthcare Products Regulatory Agency in the United Kingdom (the “MHRA”) of an investigation by the MHRA of compliance by the Company with European Union (“EU”) adverse experience reporting requirements in connection with Vioxx. In April 2006, the MHRA advised the Company that its investigation has been completed and no enforcement action will be taken with respect to the matter. In addition, as previously disclosed, investigations are being conducted by local authorities in certain cities in Europe in order to determine whether any criminal charges should be brought concerning Vioxx. The Company is cooperating with these governmental entities in their respective investigations (the “Vioxx Investigations”). The Company cannot predict the outcome of these inquiries; however, they could result in potential civil and/or criminal dispositions.

As previously disclosed, the Company has received a number of Civil Investigative Demands (“CID”) from a group of Attorneys General from 31 states and the District of Columbia who are investigating whether the Company violated state consumer protection laws when marketing Vioxx. The Company is cooperating with the Attorneys General in responding to the CIDs.

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

During 2005, the Company spent $285 million in the aggregate in legal defense costs worldwide related to (i) the Vioxx Product Liability Lawsuits, (ii) the Vioxx Shareholder Lawsuits, (iii) the Vioxx Foreign Lawsuits, and (iv) the Vioxx Investigations (collectively, the “Vioxx Litigation”). In the fourth quarter, the Company recorded a charge of $295 million to increase the reserve solely for its future legal defense costs related to the Vioxx Litigation to $685 million at December 31, 2005. This reserve is based on certain assumptions and is the best estimate of the amount that the Company believes, at this time, it can reasonably estimate will be spent through 2007. Some of the significant factors considered in the establishment and ongoing review of the reserve for the Vioxx legal defense

Notes to Consolidated Financial Statements (continued)
costs were as follows: the actual costs incurred by the Company up to that time; the development of the Company’s legal defense strategy and structure in light of the scope of the Vioxx Litigation; the number of cases being brought against the Company; the costs and outcomes of completed trials and the anticipated timing, progression, and related costs of pre-trial activities and trials in the Vioxx Product Liability Lawsuits. Events such as scheduled trials, that are expected to occur throughout 2006 and into 2007, and the inherent inability to predict the ultimate outcomes of such trials, limit the Company’s ability to reasonably estimate its legal costs beyond the end of 2007. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase its reserves for legal defense costs at any time in the future if, based upon the factors set forth above, it believes it would be appropriate to do so. Unfavorable outcomes in the Vioxx Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

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

8.	As previously disclosed, in October 2004, the American Jobs Creation Act of 2004 (the AJCA) was signed into law. The AJCA created temporary incentives for U.S. multinationals to repatriate accumulated income earned outside the United States as of December 31, 2002. In accordance with the AJCA, the Company recorded an income tax charge of $740 million in Taxes on Income in the second quarter of 2005 related to the $15.9 billion repatriated during 2005. This charge was partially offset by a $100 million benefit with a decision to implement certain tax planning strategies. The Company has not changed its intention to indefinitely reinvest accumulated earnings earned subsequent to December 31, 2002. No provision will be made for income taxes that would be payable upon the distributions of such earnings and it is not practicable to determine the amount of the related unrecognized deferred income tax liability. In addition, the Company has subsidiaries operating in Puerto Rico and Singapore under tax incentive grants that expire in 2015 and 2026, respectively.

9.	The Company’s federal income tax returns have been audited through 1992. As previously disclosed, the Internal Revenue Service (IRS) has substantially completed its examination of the Company’s tax returns for the years 1993 to 1996 and on April 28, 2004, in connection with its examination, the IRS issued a preliminary notice of deficiency with respect to a partnership transaction entered into in 1993. On December 13, 2005, the Company received a final notice of deficiency with respect to the transaction with regard to the 1993 tax return. Specifically, the IRS disallowed certain royalty and other expenses claimed as deductions on the 1993 tax return. The preliminary notice proposed disallowing similar type expenses on the 1994-1996 tax returns. The Company anticipates receiving a similar notice of deficiency for 1997-1999. If the IRS ultimately prevails in its positions, the Company’s income tax due for year 1993 would increase by approximately $60 million plus interest of approximately $70 million and penalties of approximately $12 million. For the years 1994-1999, the tax would increase by approximately $910 million plus interest of approximately $630 million. The IRS will likely make similar claims for years subsequent to

Notes to Consolidated Financial Statements (continued)
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

As previously disclosed, in January 2006, the IRS issued a summons requesting certain information in connection with a minority interest equity financing transaction entered into in 1995. Merck has cooperated with the terms of the summons. In April 2006, certain current executives received summonses and have appeared before the IRS in connection with this matter.

Merck Canada’s tax returns for the years 1998 through 2004 are being examined by the Canada Revenue Agency (CRA). CRA has provided the Company with preliminary proposed adjustments related to certain intercompany pricing matters. The Company disagrees with the positions taken by CRA and believes they are without merit. The examination may be concluded as early as September 2006 and a formal assessment notice may be issued at that time. The Company could be required to post a deposit of half the tax and interest assessed. The Company intends to vigorously contest it through the CRA appeals process and the courts if necessary.

10.	The Company has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. The net cost of such plans consisted of the following components:

	($ in millions)
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Service Cost	$90.3	$79.1	$180.3	$161.1
Interest Cost	85.3	78.3	170.1	157.3
Expected return on plan assets	(109.3)	(100.0)	(217.3)	(201.2)
Net amortization	42.5	38.1	84.9	76.6
Termination Benefits	2.7	1.6	16.2	4.5
Curtailments	—	—	0.2	—

	$111.5	$97.1	$234.4	$198.3

The Company provides medical, dental and life insurance benefits, principally to its eligible U.S. retirees and similar benefits to their dependents, through its other postretirement benefits plans. The net cost of such plans consisted of the following components:

Notes to Consolidated Financial Statements (continued)

	($ in millions)
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Service Cost	$20.7	$21.2	$41.9	$44.1
Interest Cost	24.8	26.1	50.2	52.8
Expected return on plan assets	(28.2)	(25.8)	(56.4)	(51.7)
Net amortization	0.8	5.2	1.8	10.8
Termination Benefits	0.8	0.4	2.2	0.8

	$18.9	$27.1	$39.7	$56.8

In connection with restructuring actions (see Note 2), the Company recorded termination charges for the three and six months ended June 30, 2006 and 2005 on its pension plans and its other postretirement benefit plans related to expanded eligibility for certain employees exiting the Company. Also, in connection with these restructuring actions, the Company recorded curtailment losses for the six months ended June 30, 2006 on its pension plans.

11.	Other (income) expense, net, consisted of:

	($ in millions)
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Interest income	$(187.9)	$(98.7)	$(369.6)	$(192.5)
Interest expense	91.9	93.1	190.1	177.6
Exchange losses/(gains)	7.4	(8.4)	7.0	(9.1)
Minority interests	30.0	30.3	59.9	60.7
Other, net	(11.5)	(2.3)	(58.1)	3.9

	$(70.1)	$14.0	$(170.7)	$40.6

The increase in interest income reflects interest income generated from the Company’s investment portfolio derived from higher interest rates and higher average investment portfolio balances.

Interest paid for the six months ended June 30, 2006 and 2005 was $220.3 million and $151.6 million, respectively.

12.	The weighted average common shares used in the computations of basic earnings per common share and earnings per common share assuming dilution (shares in millions) are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Average common shares outstanding	2,181.3	2,201.8	2,182.5	2,204.4
Common shares issuable(1)	6.4	4.3	6.7	3.8

Average common shares outstanding assuming dilution	2,187.7	2,206.1	2,189.2	2,208.2

(1)	Issuable primarily under share-based compensation plans.
For the three and six months ended June 30, 2006, 227.6 million, and for the three and six months ended June 30, 2005, 215.3 million and 212.1 million, respectively, common shares issuable under the Company’s share-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.

Notes to Consolidated Financial Statements (continued)
13.	Comprehensive income for the three months ended June 30, 2006 and 2005, representing all changes in stockholders’ equity during the period other than changes resulting from the Company’s stock, was $1,470.9 million and $798.8 million, respectively. Comprehensive income for the six months ended June 30, 2006 and 2005 was $2,986.3 million and $2,141.9 million, respectively.

14.	The Company’s operations are principally managed on a products basis. The Merck Pharmaceutical segment includes products marketed either directly or through joint ventures. These products consist of therapeutic and preventive agents, sold by prescription, for the treatment of human disorders. Other segment revenues include non-reportable human and animal health segments.

Revenues and profits for these segments are as follows:

	($ in millions)
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Segment revenues:
Merck Pharmaceutical	$5,338.3	$5,166.2	$10,409.5	$10,238.5
Other segment revenues	361.9	260.7	626.5	493.6

	$5,700.2	$5,426.9	$11,036.0	$10,732.1

Segment profits:
Merck Pharmaceutical	$3,759.9	$3,234.9	$7,257.6	$6,397.4
Other segment profits	256.6	264.2	505.5	504.6

	$4,016.5	$3,499.1	$7,763.1	$6,902.0

A reconciliation of total segment revenues to consolidated sales is as follows:

	($ in millions)
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Segment revenues	$5,700.2	$5,426.9	$11,036.0	$10,732.1
Other revenues	71.5	40.6	145.5	97.7

	$5,771.7	$5,467.5	$11,181.5	$10,829.8

Other revenues are primarily comprised of miscellaneous corporate revenues, sales related to divested products or businesses and other supply sales.

Notes to Consolidated Financial Statements (continued)
Sales (1) of the Company’s products were as follows:

	($ in millions)
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Zocor	$989.6	$1,151.5	$2,053.1	$2,257.5
Singulair	949.8	729.6	1,751.2	1,464.6
Fosamax	820.9	852.7	1,574.4	1,624.6
Cozaar/Hyzaar	783.7	784.7	1,484.8	1,503.7
Proscar	183.0	188.1	371.2	363.2
Primaxin	172.1	181.4	341.7	366.2
Cosopt/Trusopt	175.4	153.3	327.0	293.5
Vasotec/Vaseretic	140.2	163.9	276.3	322.1
Cancidas	123.8	140.0	270.0	270.3
Maxalt	97.2	84.2	190.1	161.9
Propecia	84.8	68.8	160.1	138.9
Vaccines/Biologicals	349.1	247.3	620.6	471.1
Other	902.1	722.0	1,761.0	1,592.2

	$5,771.7	$5,467.5	$11,181.5	$10,829.8

(1)	Presented net of discounts and returns
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

A reconciliation of segment profits to Income Before Taxes is as follows:

	($ in millions)
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Segment profits	$4,016.5	$3,499.1	$7,763.1	$6,902.0
Other profits	47.9	46.6	106.1	112.0
Adjustments	109.2	129.4	265.2	249.8
Unallocated:
Interest income	187.9	98.7	369.6	192.5
Interest expense	(91.9)	(93.1)	(190.1)	(177.6)
Equity income from affiliates	68.4	11.0	137.9	73.8
Depreciation and amortization	(495.6)	(359.8)	(1,078.4)	(700.0)
Research and development	(1,172.5)	(946.8)	(2,114.5)	(1,793.4)
Other expenses, net	(561.6)	(460.2)	(1,180.2)	(1,013.5)

	$2,108.3	$1,924.9	$4,078.7	$3,845.6

Other profits are primarily comprised of miscellaneous corporate profits as well as operating profits related to divested products or businesses and other supply sales. Adjustments represent the elimination of the effect of

Notes to Consolidated Financial Statements (continued)
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
In July 2006, Merck announced that Brad Sheares, formerly President, U.S. Human Health, and Per Wold-Olsen, formerly President, Human Health Intercontinental were leaving the Company. Their responsibilities have been redistributed to other executives.
Acquisitions
In May 2006, Merck acquired Abmaxis, Inc. (Abmaxis), a privately-held biopharmaceutical company dedicated to the discovery and optimization of monoclonal antibody (MAb) products for human therapeutics and diagnostics, for $80 million in cash. In June 2006, Merck acquired GlycoFi, Inc. (GlycoFi), a privately-held biotechnology company that is a leader in the field of yeast glycoengineering, that is the addition of specific carbohydrate modifications to the proteins in yeast, and optimization of biologic drug molecules, for $373 million in cash ($400 million purchase price net of $25 million of shares already owned and net transaction costs). The Company recorded a $296.3 million charge for acquired research in connection with the acquisition which is not deductible for tax purposes. While each of the acquisitions has independent scientific merits, the combination of the GlycoFi and Abmaxis platforms is potentially synergistic, giving Merck the ability to operate across the entire spectrum of therapeutic antibody discovery, development and commercialization. (See Note 4).
Global Restructuring Program
In November 2005, the Company commenced the initial phase of its global restructuring program designed to reduce the Company’s cost structure, increase efficiency, and enhance competitiveness. As part of this program, Merck plans to sell or close five manufacturing sites and two preclinical sites by the end of 2008, and eliminate approximately 7,000 positions company-wide. There have been approximately 3,400 positions eliminated throughout the Company since inception of the program (approximately 2,300 of which were eliminated during the six months ended June 30, 2006). Through the end of 2008, when the initial phase of the global restructuring program is expected to be substantially complete, the cumulative pre-tax costs are expected to range from $1.8 billion to $2.2 billion. The Company expects to record charges of approximately $800 million to $1 billion during 2006, based on estimated time of completion, as the sales/closures of the facilities occur. Cumulative pre-tax savings are expected to be $4.5 to $5.0 billion from 2006 through 2010. The Company recorded pre-tax restructuring costs of $160.6 million ($102.5 million after tax or $0.05 per share) and $464.7 million ($297.4 after tax or $0.14 per share) for the three and six months ended June 30, 2006, respectively. These costs related primarily to the global restructuring program which was comprised primarily of accelerated depreciation and separation costs, partially offset by gains on sales of facilities in connection with this restructuring action (See Note 2).
Share-Based Compensation
Effective January 1, 2006, the Company adopted Financial Accounting Standards No. 123R, Share-Based Payments (FAS 123R). Employee stock option expense was previously recognized using the intrinsic value method which measures share-based compensation expense as the amount at which the market price of the stock at the date of grant exceeds the exercise price. FAS 123R requires the recognition of the fair value of share-based compensation in net income, which the Company will recognize on a straight-line basis over the requisite service period. Additionally, the Company elected the modified prospective transition method for adopting FAS 123R, and therefore, prior periods were not restated. Under this method, the provisions for FAS 123R apply to all awards granted or modified after January 1, 2006. In addition, the unrecognized expense of awards that have not yet vested at the date of adoption shall be recognized in net income in the periods after the date of adoption. The Company recorded share-based compensation cost in the amount of $61.0 million and $182.3 million for the three and six months ended June 30, 2006, respectively, of which $41.9 million and $140.5 million, respectively, was incremental due to the adoption of FAS 123R (see Note 3). Incremental share-based compensation expense for full year 2006 is expected to be approximately $220 million.
At June 30, 2006, there was $385.9 million of total pre-tax unrecognized compensation expense related to nonvested awards which will be recognized over a weighted average period of 2.4 years. For segment reporting, share-based compensation expense is recorded in unallocated expense.
American Jobs Creation Act of 2004 — Repatriation
As previously disclosed, in October 2004, the American Jobs Creation Act of 2004 (the AJCA) was signed into law. The AJCA created temporary incentives for U.S. multinationals to repatriate accumulated income earned outside the United States as of December 31, 2002. In accordance with the AJCA, the Company recorded an income tax charge of $740 million in Taxes on Income in the second quarter of 2005 related to the $15.9 billion repatriated during 2005. This charge was partially offset by a $100 million benefit in connection with a decision to implement certain tax planning strategies. The Company has not changed its intention to indefinitely reinvest accumulated earnings earned subsequent to December 31, 2002. No provision will be made for income taxes that would be payable upon the distributions of such earnings and it is not practicable to determine the amount of the related unrecognized deferred income tax liability. In addition, the Company has subsidiaries operating in Puerto Rico and Singapore under tax incentive grants that expire in 2015 and 2026, respectively.
Operating Results
Summary
Earnings per share assuming dilution (EPS) for the quarter ended June 30, 2006 and six months ended June 30, 2006 were $0.69 and $1.38, respectively, compared to $0.33 and $0.95 for the quarter ended June 30, 2005 and six months ended June 30, 2005, respectively. Net income for the quarter ended June 30, 2006 and six months ended June 30, 2006 was $1.50 billion and $3.02 billion, respectively, compared to $720.6 million and $2.09 billion for the quarter ended June 30, 2005 and six months ended June 30, 2005, respectively. EPS and Net income for the quarter ended June 30, 2006 and six months ended June 30, 2006 were negatively affected by the acquired research charge related to the GlycoFi acquisition, the charges primarily related to the global restructuring program, as well as the impact of adopting FAS 123R. EPS and Net income for the quarter ended June 30, 2005 and six months ended June 30, 2005 were negatively impacted by the net tax charge primarily related to the repatriation of foreign earnings in accordance with the AJCA.
Worldwide sales were $5.77 billion for the quarter, compared to $5.47 billion for the second quarter of 2005, representing an increase of 6%. Global sales performance includes a greater than 4% volume increase, a 2% favorable effect from price changes, and a 1% unfavorable effect from foreign exchange for the quarter. Worldwide sales were $11.18 billion for the first six months of 2006, compared to $10.83 billion for the first six months of 2005, representing an increase of 3%. Global sales performance includes a 3% volume increase, a 2% favorable effect from price changes, and a 2% unfavorable effect from foreign exchange.
Materials and production costs were $1.45 billion for the second quarter of 2006, an increase of 25% from the second quarter of 2005, including $167.5 million recorded in the current quarter for costs associated with the global restructuring program. The increase also reflects $4.6 million related to the expensing of stock options. For the six months ended June 30, 2006, Materials and production costs were $2.79 billion, which includes the impact of $372.5 million in restructuring costs and $15.2 million related to the expensing of stock options.
The gross margin was 75.0% in the second quarter of 2006 compared to 78.8% in the second quarter of 2005. The 2006 gross margin reflects a 2.9 percentage point unfavorable impact from the $167.5 million of costs recorded in Materials and production relating to the global restructuring program as noted above. For the first six months of 2006, the gross margin was 75.1% compared to 77.5% for the comparable prior period, reflecting a 3.3 percentage point unfavorable impact of the costs associated with the global restructuring program.
Marketing and administrative expenses were $1.73 billion, a decrease of 1% in the second quarter of 2006. Marketing and administration includes the impact of $25.3 million in the quarter related to the expensing of stock options. The results reflect the increase in activities to support three recently-approved vaccines, offset by reduced spending in support of Zocor. For the six months ended June 30, 2006, Marketing and administrative expenses increased 3%, which includes the impact of $87.9 million related to the expensing of stock options.
Research and development expenses were $1.17 billion for the quarter, representing an increase of 24% including $296.3 million recorded for acquired research resulting from the GlycoFi acquisition, and $11.1 million for the expensing of stock options recorded in the second quarter. For the six months ended June 30, 2006, Research and development expenses increased 18%, which reflects the acquired research charge associated with the GlycoFi acquisition, $55.4 million related to the global restructuring program, as well as the impact of $35.5 million related to the expensing of stock options.
Restructuring costs were a net credit of $6.9 million for the quarter representing separation and other related costs associated with the global restructuring program, offset by gains on sales of facilities in connection with the program. For the six months ended June 30, 2006, Restructuring costs were $36.8 million (See Note 2).
Equity income from affiliates for the quarter ended June 30, 2006 and six months ended June 30, 2006 was $611.3 million and $1.11 billion, respectively, compared to $334.1 million and $650.4 million for the quarter ended June 30, 2005 and six months ended June 30, 2005, respectively. The increases in 2006 primarily reflect the successful performance of Zetia and Vytorin through the Merck/Schering-Plough partnership and the higher partnership returns from AstraZeneca LP (AZLP).
The change in Other (income) expense, net for the second quarter and the six months ended June 30, 2006 reflects an increase in interest income generated from the Company’s investment portfolio derived from higher interest rates and higher average investment portfolio balances.
The effective tax rate of 28.9% in the second quarter reflects the impact of the acquired research charge associated with the GlycoFi acquisition. The effective tax rate of 62.6% for the comparable 2005 period included a $640 million net tax charge primarily related to the AJCA.

Sales
Sales of the Company’s products were as follows:

	($ in millions)
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Zocor	$989.6	$1,151.5	$2,053.1	$2,257.5
Singulair	949.8	729.6	1,751.2	1,464.6
Fosamax	820.9	852.7	1,574.4	1,624.6
Cozaar/Hyzaar	783.7	784.7	1,484.8	1,503.7
Proscar	183.0	188.1	371.2	363.2
Primaxin	172.1	181.4	341.7	366.2
Cosopt/Trusopt	175.4	153.3	327.0	293.5
Vasotec/Vaseretic	140.2	163.9	276.3	322.1
Cancidas	123.8	140.0	270.0	270.3
Maxalt	97.2	84.2	190.1	161.9
Propecia	84.8	68.8	160.1	138.9
Vaccines/Biologicals	349.1	247.3	620.6	471.1
Other	902.1	722.0	1,761.0	1,592.2

	$5,771.7	$5,467.5	$11,181.5	$10,829.8

Sales by product are presented net of discounts and returns. The provision for discounts includes indirect customer discounts that occur when a contracted customer purchases directly through an intermediary wholesale purchaser, known as chargebacks, as well as indirectly in the form of rebates owed based upon definitive contractual agreements or legal requirements with private sector and public sector (Medicaid) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. These discounts, in the aggregate, reduced revenues by $1,072.8 million and $1,177.0 million for the three month period ended June 30, 2006 and 2005, respectively, and by $2,252.4 million and $2,161.0 million for the six months ended June 30, 2006 and 2005, respectively. Other primarily includes sales of other human pharmaceuticals, pharmaceutical and animal health supply sales to the Company’s joint ventures and revenue from the Company’s relationship with AZLP. Inventory levels at key wholesalers for each of the Company’s major products are generally less than one month.
Worldwide sales of Singulair, a once-a-day oral medicine indicated for the treatment of chronic asthma and the relief of symptoms of allergic rhinitis, were strong, reaching $949.8 million for the second quarter, representing growth of 30% over the second quarter 2005. Sales for the first six months were $1.75 billion, a 20% increase over the comparable 2005 period. Singulair continues to be the number one prescribed product in the United States respiratory market.
Zocor, Merck’s statin for modifying cholesterol, achieved worldwide sales of $989.6 million in the second quarter, representing a decrease of 14% over the second quarter of 2005. Sales for the first six months were $2.05 billion, a 9% decrease compared to the first six months of 2005. Merck’s U.S. marketing exclusivity for Zocor expired on June 23, 2006, and the Company’s previously signed authorized generic agreement with Dr. Reddy’s Laboratories went into effect. The Company expects a significant decline in Zocor sales as a result of the loss of U.S. marketing exclusivity. Merck continues to offer branded Zocor and to manufacture simvastatin for branded Zocor, Vytorin, the Company’s investigational compound MK-0524B and Dr. Reddy’s authorized generic.
Global sales of Merck’s antihypertensive medicines, Cozaar and Hyzaar*, were $783.7 million for the second quarter, comparable to the second quarter 2005. Sales for the first six months were $1.48 billion, a 1% decrease compared to the first six months of 2005. Cozaar/Hyzaar remained the number one branded AIIA in Europe and number two branded AIIA in the United States.

*	COZAAR and HYZAAR are registered trademarks of E.I. DuPont de Nemours & Company, Wilmington, Delaware.

Global sales for Fosamax and Fosamax Plus D (marketed as Fosavance throughout the European Union (“EU”)) were $820.9 million for the second quarter, representing a decrease of 4% compared to the second quarter 2005. U.S. sales for the quarter increased 8%. Sales outside of the United States were adversely affected by the availability of generic alendronate sodium products in several markets. Global sales for the first six months were $1.57 billion, a 3% decrease over the comparable 2005 period. Fosamax and Fosamax Plus D together remain the most-prescribed medicine worldwide for the treatment of postmenopausal, male and glucocorticoid-induced osteoporosis.
Total sales of Merck’s other promoted medicines and vaccines were $1.59 billion for the second quarter, representing growth of 8% as compared with the second quarter of 2005. Sales for the first six months were $3.06 billion, a 7% increase over the comparable 2005 period. These products treat or prevent a broad range of medical conditions, including infectious disease, glaucoma, migraine, arthritis and pain. Vaccine sales were $349.1 million for the quarter, representing growth of 41%. Sales of vaccines for the first six months were $620.6 million, an increase of 32% over the comparable 2005 period.
Merck earns ongoing revenue based on sales of products that are associated with its alliances, the most significant of which is AZLP. Revenue from AZLP recorded by Merck was $417.9 million in the second quarter and $798.0 million for the first six months of the year.
Global sales for RotaTeq, Merck’s vaccine to help protect children against rotavirus gastroenteritis, were $30.7 million for the quarter. The vaccine is covered by the majority of managed care plans. In April 2006, RotaTeq was made available in the Centers for Disease Control and Prevention’s (CDC) Vaccine for Children (VFC) program. VFC provides vaccines to children who are Medicaid-eligible, uninsured, underinsured or Native American. Eligible children receive the recommended vaccines through the government-funded VFC once the CDC contracts for the purchase of the vaccines.
In addition to the United States, RotaTeq is approved in Mexico, Australia and the EU. Applications for licensure of RotaTeq have been filed in more than 100 countries. Vaccines sold in most major European markets are sold through the Company’s joint venture, Sanofi Pasteur MSD.
On May 25, 2006, the U.S. Food and Drug Administration (FDA) approved Zostavax, the Company’s vaccine for prevention of herpes zoster (shingles) in individuals 60 years of age and older. It was also approved by regulatory authorities in the EU and in Australia in May 2006. Zostavax is the first and only medical option approved for the prevention of shingles.
On June 8, 2006, the FDA approved Gardasil, the Company’s vaccine to prevent cervical cancer and vulvar and vaginal pre-cancers caused by human papillomavirus (HPV) types 16 and 18 and to prevent low-grade and pre-cancerous lesions and genital warts caused by HPV types 6, 11, 16 and 18. Gardasil is approved for 9- to 26-year-old girls and women. U.S. sales for Gardasil, which entered into distribution on June 19, 2006, were $9.6 million for the quarter.
As previously disclosed, the Company entered into a license agreement and collaboration with CSL Limited relating to technology used in Gardasil, as well as other agreements with third parties, including certain academic and research institutions, relating to Gardasil. These agreements include a previously-disclosed, cross-license and settlement agreement with GlaxoSmithKline for certain patent rights related to HPV vaccines. As a consequence of these agreements, the Company will pay royalties on the worldwide sales of Gardasil of approximately 24% to 26% in the aggregate.
On June 29, 2006, the CDC’s Advisory Committee on Immunization Practices (ACIP) voted unanimously to recommend that girls and women 11 to 26 years old be vaccinated with Gardasil. The Committee recommended that Gardasil be administered to 11- and 12-year-old females and to females aged 13 to 26 who have not previously been vaccinated, and that nine- and 10-year-old females be vaccinated with Gardasil at the discretion of their physicians. The ACIP also voted to include Gardasil in the VFC program. On July 28, 2006, the Company announced that Gardasil received a positive opinion from the Committee for Medicinal Products for Human Use (CHMP) in Europe. The CHMP opinion recommends that Gardasil be approved for the immunization of children and adolescents aged 9 to 15 years and of adult females aged 16 to 26 years for the prevention of cervical cancer, high-grade cervical dysplasia (CIN 2/3), high-grade vulvar dysplastic lesions (VIN 2/3) and external genital warts caused by human papillomavirus types 6, 11, 16 and 18. Following the CHMP review, the opinion for Gardasil is transmitted to the European Commission (EC). If the EC approves the opinion, the EC then deliberates on the decision for approval. This decision will be applicable to the 25 countries that are members of the EU, of which the five largest are the United Kingdom, Germany, France, Italy and Spain.

Also on June 29, 2006, the ACIP unanimously voted to recommend that children 4 to 6 years of age receive a second dose of varicella (chickenpox) vaccine. Merck’s Varivax and ProQuad are the only vaccines to protect against chickenpox in the United States. The ACIP also voted to recommend that children, adolescents and adults who previously received only one dose of varicella vaccine should receive a second dose. The ACIP voted to include the second dose of chickenpox vaccine in the VFC program.
The Company announced on July 11, 2006 that the FDA approved Emend for the prevention of postoperative nausea and vomiting (PONV) as a single 40 mg oral dose given within three hours prior to anesthesia. The approval of Emend, an NK-1 receptor antagonist, represents the availability of the first new class of therapy for the management of PONV in over 10 years.
Proscar, the Company’s product to treat symptomatic benign prostate enlargement, lost patent protection in the United States on June 19, 2006. Merck’s U.S. sales of Proscar for the second quarter were $89.0 million. The Company expects a significant decline in U.S. Proscar sales. Merck has in place an agreement with Dr. Reddy’s Laboratories which will allow it to distribute and sell a generic version of Proscar.
Global sales of Zetia and Vytorin, as reported by the Merck/Schering-Plough partnership, in the aggregate reached $973.4 million for the second quarter as compared to $506.9 million for the same period last year. Combined new prescriptions attained more than 15% of the U.S. lipid-lowering market, according to the June 2006 monthly IMS Health data. Sales for the first six months were $1.77 billion compared to $1.02 billion for the comparable 2005 period.
Global sales of Zetia, the cholesterol-absorption inhibitor also marketed as Ezetrol outside the United States, reached $476.0 million in the second quarter, an increase of 51% compared with the second quarter of 2005. In the second quarter, Zetia was approved by the FDA for co-administration with fenofibrate, offering a new treatment alternative for patients with mixed hyperlipidemia. Sales for the first six months were $890.8 million, an increase of 38% over the comparable 2005 period.
Global sales of Vytorin, also developed and marketed by the Merck/Schering-Plough partnership, reached $497.4 million in the second quarter. Vytorin, marketed outside the United States as Inegy, is the first single cholesterol treatment to provide LDL cholesterol lowering through dual inhibition of cholesterol production and absorption. Sales for the first six months were $875.8 million.
In June 2006, the Merck/Schering-Plough partnership announced new data from two clinical trials. Data presented at the International Symposium on Atherosclerosis meeting showed that Vytorin was significantly more effective than Crestor in reducing LDL cholesterol across all study dose comparisons and an analysis of the data showed that, when averaged across all study doses, Vytorin brought more patients at high risk of cardiovascular disease to LDL cholesterol levels less than 70 mg/dl compared to Crestor. Also in June 2006, new data released at the American Diabetes Association’s (ADA) 66th Annual Scientific Sessions showed that at the recommended usual starting doses Vytorin was superior to Lipitor in the lowering of LDL cholesterol in patients with type 2 diabetes.
The Company records the results from its interest in the Merck/Schering-Plough partnership in Equity income from affiliates.
Research and Development
In June 2006, Merck announced that the New Drug Application (NDA) for Zolinza (vorinostat), an investigational histone deacetylase inhibitor, had been accepted for priority review by the FDA for the treatment of advanced cutaneous T-cell-lymphoma (CTCL). The FDA’s goal is to review and act on NDAs designated with priority review within six months of receipt. Merck anticipates FDA action on the NDA by early October 2006.
In addition, results of the pivotal Phase IIb open-label study in patients with advanced, refractory CTCL were presented at the 33rd annual meeting of the American Society of Clinical Oncology in June 2006. Study results showed 30 percent of the patients responded to treatment with Zolinza as measured by the objective response rate (complete and partial responses). CTCL is a type of non-Hodgkin’s lymphoma in which some of the body’s white blood cells become malignant.
Merck’s new drug application for MK-0517, the intravenous (IV) prodrug formulation of Emend for the treatment of chemotherapy-induced nausea and vomiting (CINV), was accepted for standard review by the FDA in June 2006.
In data released at the ADA in June 2006, Januvia, Merck’s investigational oral, once-daily drug for treating patients with type 2 diabetes, was shown to significantly reduce blood sugar (glucose) levels when used as monotherapy or as an add-on treatment to metformin or pioglitazone. In a head-to-head study in patients with type 2 diabetes who had inadequate glucose control on metformin monotherapy, the addition of Januvia was non-inferior to the addition of glipizide (a sulfonylurea) in significantly reducing blood sugar levels at 52 weeks versus baseline. Patients on Januvia had a significantly lower incidence of hypoglycemia vs. glipizide.
Merck anticipates FDA action on the NDA for Januvia by mid-October 2006. If approved, Januvia would potentially be the first in a new class of oral medications (DPP-4 inhibitors) that enhances the body’s own ability to lower blood sugar when it is elevated. The Company is moving forward as planned with filings in countries outside of the United States.
On July 31, 2006, Merck announced that the NDA for MK-0431A, the Company’s investigational oral medicine combining Januvia with metformin for type 2 diabetes, had been accepted for standard review by the FDA. Merck expects FDA action on the NDA by the end of March 2007. The Company is also moving forward as planned with regulatory filings in countries outside the United States.
The following chart reflects the Company’s research pipeline as of August 1, 2006. Candidates shown in Phase III include specific products. Candidates shown in Phase I and II include the most advanced compound with a specific mechanism in a given therapeutic area. Small molecules and biologics are given MK-number designations and vaccine candidates are given V-number designations. Back-up compounds, regardless of their phase of development, additional indications in the same therapeutic area and additional line extensions or formulations for in-line products are not shown. The Company’s programs are generally designed to focus on the development of novel medicines to address large, unmet medical needs. As announced in December 2005, the Company intends to focus its research efforts primarily on the following nine priority areas: Alzheimer’s disease; atherosclerosis; cardiovascular disease; diabetes; novel vaccines; obesity; oncology; pain; and sleep disorders.

Phase I
Alzheimer’s Dis., MK-0952
Arthritis, MK-0822
Atherosclerosis, MK-0633
Cancer, MK-0429
Cancer, MK-0752
Cancer, MK-4721*
Cancer, MK-0731
Cancer, MK-0646*
Cancer, MK-0822
Cancer, V930
Cardiovascular, MK-0448
Cardiovascular, MK-8141*
Diabetes, MK-0941
Diabetes, MK-0893
Diabetes, MK-3887
Endocrine, MK-0867
Endocrine, MK-0974
Glaucoma, MK-0994
Infect. Dis. (Flu), V512
Infect. Dis. (S. aureus), V710
Infect. Dis., MK-2764*
Insomnia, MK-0454
Obesity, MK-0249
Osteoporosis, MK-0773
Pain, MK-2295*
Parkinson’s Dis.,MK-0657
Psychiatric Dis., MK-0249
Respiratory Dis., MK-0633

Phase II
Atherosclerosis, MK-0859
Atherosclerosis, MK-0354*
Cancer, MK-0457*
Diabetes, MK-0533
Endocrine, MK-0677
HIV, V526
HPV, V502**
Hypertension, MK-0736
Infect. Dis. (Pediatric), V419*
Obesity, MK-0364
Osteoporosis, MK-0822
Pain, MK-0759
Pain, MK-0974
Pain, MK-6721*
Psychiatric Dis., MK-3756*
Stroke, MK-0724*
Urinary Incont., MK-0634
Urinary-Incont., MK-0594

Phase III
Athero., MK-0524B
Athero., MK-0524A
Insomnia
Gaboxadol*
HIV, MK-0518

Under Review by FDA
Diabetes, MK-0431A
CINV, MK-0517
Cancer (CTCL)
ZOLINZA*
Diabetes
JANUVIA

Approvable
Arthritis/Pain
ARCOXIA

2006 Approvals
Rotavirus
Gastroenteritis
ROTATEQ
Shingles
ZOSTAVAX
HPV and related
cervical cancer and
genital warts
GARDASIL**

*	Licensed, alliance, or acquisition

**	Multiple Licenses, including CSL, Ltd.

Liquidity and Capital Resources

($ in millions)	June 30, 2006	December 31, 2005
Cash and Investments	$15,729.9	$16,745.5
Working Capital	$5,387.8	$7,806.9
Total debt to total liabilities and equity	14.9%	18.1%
The decrease in working capital primarily reflects a change in the mix of the Company’s investments from short-term to long-term. The decrease in the ratio of total debt to total liabilities and equity primarily reflects the repayment of commercial paper in the first half of 2006.
Cash provided by operations continues to be the Company’s primary source of funds to finance operating needs and capital expenditures. Net cash provided by operating activities totaled $3.5 billion and $3.1 billion for the six months ended June 30, 2006 and 2005, respectively. In 2005, the Company repatriated $15.9 billion in connection with the AJCA and recorded an income tax charge of $766.5 million ($740 million recorded in the second quarter of 2005) related to this repatriation, $185.0 million of which was paid in the fourth quarter of 2005 and the remainder was paid in the first quarter of 2006 (see Note 8).
Capital expenditures totaled $460.7 million and $662.4 million for the first six months of 2006 and 2005, respectively. Capital expenditures for the full year 2006 are expected to approximate $1.3 billion.
Dividends paid to stockholders were $1.7 billion for both the first six months of 2006 and 2005. In May and July 2006, the Board of Directors declared a quarterly dividend of $.38 cents per share on the Company’s common stock for the third and fourth quarters of 2006, respectively.
The Company purchased $500.0 million of its Common Stock (14.5 million shares) for its Treasury during the first six months of 2006. The Company has approximately $7.0 billion remaining under the July 2002 treasury stock purchase authorization.
In July 2006, $500 million of 5.25% notes, along with an associated pay-floating, receive-fixed interest rate swap, matured and were retired.
In April 2006, the Company extended the maturity date of its $1.5 billion, 5-year revolving credit facility from 2010 to 2011. The facility provides backup liquidity for the Company’s commercial paper borrowing facility and is to be used for general corporate purposes. The Company has not drawn funding from this facility.
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
Recently Issued Accounting Standards
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which is effective January 1, 2007. FIN 48 clarifies the accounting for the uncertainty in tax positions by requiring companies to recognize in their financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit based on the technical merits of the position. Among other provisions, FIN 48 also requires expanded disclosures at the end of each annual period presented. The adoption of FIN 48 may result in the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The effect of adoption of FIN 48 on the Company’s financial position and results of operations has not yet been determined.
In April 2006, the FASB issued Staff Position (FSP) No. FIN 46R-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46R. The FSP clarifies when an entity should use a by design approach when applying FASB Interpretation No. 46R, Consolidation of Variable Interest Entities. This approach includes evaluating whether an interest is variable based on a thorough understanding of the design of the potential variable interest entity (VIE), including the nature of the risk that the potential VIE was designed to create and pass along to interest holders in the entity. This FSP also included guidance to assist companies in analyzing the design of potential VIE to determine whether variability exists. The FSP is effective for the first reporting period beginning after June 15, 2006 and the effects of this FSP on the Company’s financial position or results of operations is not expected to be material.
Legal Proceedings
The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including product liability, intellectual property, and commercial litigation, as well as additional matters such as antitrust actions. The following discussion is limited to recent developments concerning legal proceedings and should be read in conjunction with Note 7 to the consolidated financial statements of this report and the Company’s 2005 Annual Report on Form 10-K for the year ended December 31, 2005.
Vioxx Litigation
Product Liability Lawsuits
As previously disclosed, federal and state product liability lawsuits involving individual claims, as well as putative class actions, have been filed against the Company with respect to Vioxx. As of June 30, 2006, the Company has been served or is aware that it has been named as a defendant in approximately 14,200 lawsuits, which include approximately 27,100 plaintiff groups, alleging personal injuries resulting from the use of Vioxx. Of these lawsuits, approximately 5,700 lawsuits representing approximately 16,100 plaintiff groups are or are slated to be in the federal MDL (discussed below) and approximately 7,100 lawsuits representing approximately 7,100 plaintiff groups are included in a coordinated proceeding in New Jersey Superior Court before Judge Carol E. Higbee. Certain of these lawsuits include allegations regarding gastrointestinal bleeding, cardiovascular events, thrombotic events or kidney damage. The Company has also been named as a defendant in approximately 190 putative class actions alleging personal injuries or seeking (i) medical monitoring as a result of the putative class members’ use of Vioxx, (ii) disgorgement of certain profits under common law unjust enrichment theories, and/or (iii) various remedies under state consumer fraud and fair business practice statutes, including recovering the cost of Vioxx purchased by individuals and third-party payors such as union health plans (all of the actions discussed in this paragraph are collectively referred to as the “Vioxx Product Liability Lawsuits”). The actions filed in the state courts of California, Texas, New Jersey, and Philadelphia, Pennsylvania, respectively, have been transferred to a single judge in each state for coordinated proceedings.
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
Merck has entered into a tolling agreement (the “Tolling Agreement”) with the MDL Plaintiffs’ Steering Committee that establishes a procedure to halt the running of the statute of limitations (tolling) as to certain categories of claims allegedly arising from the use of Vioxx by non-New Jersey citizens. The Tolling Agreement applies to individuals who have not filed lawsuits and may or may not eventually file lawsuits and only to those claimants who seek to toll claims alleging injuries resulting from a thrombotic cardiovascular event that results in a myocardial infarction or ischemic stroke. The Tolling Agreement provides counsel additional time to evaluate potential claims. The Tolling Agreement requires any tolled claims to be filed in federal court. As of June 30, 2006, approximately 5,800 claimants had entered into Tolling Agreements.
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
In July 2006, in Doherty v. Merck, in Superior Court of New Jersey, Law Division, Atlantic County, a jury returned a verdict in favor of the Company on all counts. The jury rejected a claim by the plaintiff that her nearly three years of Vioxx use caused her heart attack. The jury also found in Merck’s favor on the plaintiff’s consumer fraud claim.
In August 2006, in the first case to go to trial in the California coordinated proceeding, Grossberg v. Merck, the jury returned a verdict for Merck on all counts.
In addition to these trials, there is a Vioxx Product Liability trial currently ongoing in Barnett v. Merck in federal court in New Orleans, Louisiana. In New Jersey, Judge Higbee has cancelled the trial previously set for September 2006 in Atlantic City, New Jersey. The next trial in New Jersey is currently scheduled to start on January 16, 2007, and the Court has stated that it will involve multiple plaintiffs. The specific plaintiffs’ cases to be tried have not yet been selected. The Company expects a number of additional Vioxx Product Liability lawsuits to be tried in 2006.
Merck voluntarily withdrew Vioxx from the market on September 30, 2004. Many states have a two-year statute of limitations for product liability claims, requiring that claims must be filed within two years after the plaintiffs learned or could have learned of their potential cause of action. As a result, some may view September 30, 2006 as a deadline for filing Vioxx cases. It is important to note, however, that the law regarding statutes of limitations can be complex, varies from state to state, can be fact-specific, and in some cases, might be affected by the existence of pending class actions. For example, some states have three year statutes of limitations and, in some instances, the statute of limitations is even longer. Merck expects that there will be legal arguments concerning the proper application of these statutes, and the decisions will be up to the judges presiding in individual cases in state and federal proceedings. As referred to above, as of June 30, 2006, Merck has also entered into agreements with approximately 5,800 plaintiffs to toll the statute of limitations, so the September 30, 2006 date would not apply in those instances.
Other Lawsuits
As previously disclosed, on July 29, 2005, a New Jersey state trial court certified a nationwide class of third-party payors (such as unions and health insurance plans) that paid in whole or in part for the Vioxx used by their plan members or insureds. The named plaintiff in that case seeks recovery of certain Vioxx purchase costs (plus penalties) based on allegations that the purported class members paid more for Vioxx than they would have had they known of the product’s alleged risks. Merck believes that the class was improperly certified. The trial court’s ruling is procedural only; it does not address the merits of plaintiffs’ allegations, which the Company intends to defend vigorously. On March 31, 2006, the New Jersey state Superior Court, Appellate Division, affirmed the class certification order. Recently, the New Jersey Supreme Court has decided to exercise its discretion to hear the Company’s appeal of the appellate court decision affirming the trial court’s ruling which certified the class of third-party payors seeking reimbursement of amounts they paid for Vioxx prescriptions. The trial in this case is currently scheduled to be held in March 2007 and it is not known at this time whether the New Jersey Supreme Court’s decision will affect the trial date.
As previously reported, the Company has also been named as a defendant in separate lawsuits brought by the Attorneys General of Alaska, Louisiana, Mississippi, Montana and Texas. The Attorney General of Utah has also recently filed a lawsuit. These actions allege that the Company misrepresented the safety of Vioxx and seek (i) recovery of the cost of Vioxx purchased or reimbursed by the state and its agencies; (ii) reimbursement of all sums paid by the state and its agencies for medical services for the treatment of persons injured by Vioxx; (iii) damages under various common law theories; and/or (iv) remedies under various state statutory theories, including state consumer fraud and/or fair business practices or Medicaid fraud statutes, including civil penalties.
Shareholder Lawsuits
As previously disclosed, in addition to the Vioxx Product Liability Lawsuits, the Company and various current and former officers and directors are defendants in various putative class actions and individual lawsuits under the federal securities laws (the “Vioxx Securities Lawsuits”), all of which have been transferred by the JPML to the United States District Court for the District of New Jersey before District Judge Stanley R. Chesler for inclusion in a nationwide MDL (the “Shareholder MDL”). Judge Chesler has consolidated the Vioxx Securities Lawsuits for all purposes. Plaintiffs request certification of a class of purchasers of Company stock between May 21, 1999 and October 29, 2004. The complaint alleges that the defendants made false and misleading statements regarding Vioxx in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified compensatory damages and the costs of suit, including attorneys’ fees. The complaint also asserts a claim under Section 20A of the Securities and Exchange Act against certain defendants relating to their sales of Merck stock. In addition, the complaint includes allegations under Sections 11, 12 and 15 of the Securities Act of 1933 that certain defendants made incomplete and misleading statements in a registration statement and certain prospectuses filed in connection with the Merck Stock Investment Plan, a dividend reinvestment plan. Defendants have filed a motion to dismiss the complaint, which is pending.
As previously disclosed, on August 15, 2005, a complaint was filed in Oregon state court by the State of Oregon through the Oregon state treasurer on behalf of the Oregon Public Employee Retirement Fund against the Company and certain current and former officers and directors. The complaint, which was brought under Oregon securities law, alleges that plaintiff has suffered damages in connection with its purchases of Merck common stock at artificially inflated prices due to the Company’s alleged violations of law related to disclosures about Vioxx. On July 19, 2006, the Court denied the Company’s motion to dismiss the compliant. The current and former officers and directors have entered into a tolling agreement in exchange for plaintiffs’ dismissal, without prejudice, of the claims against them.
As previously disclosed, various shareholder derivative actions filed in federal court have been transferred to the Shareholder MDL and consolidated for all purposes by Judge Chesler (the “Vioxx Derivative Lawsuits”). The consolidated complaint arises out of substantially the same factual allegations that are made in the Vioxx Securities Lawsuits. The derivative suits, which are purportedly brought to assert rights of the Company, assert claims against certain members of the Board past and present and certain executive officers for breach of fiduciary duty, waste of corporate assets, unjust enrichment, abuse of control and gross mismanagement. On May 5, 2006, Judge Chesler granted defendants’ motion to dismiss and denied plaintiffs’ request for leave to amend their complaint. Plaintiffs have appealed to the United States Court of Appeals for the Third Circuit.
As previously disclosed, on October 29, 2004, two individual shareholders made a demand on the Board to take legal action against Mr. Raymond Gilmartin, former Chairman, President and Chief Executive Officer and other individuals for allegedly causing damage to the Company with respect to the allegedly improper marketing of Vioxx. In response to that demand letter, the Board of Directors determined at its November 23, 2004 meeting that the Board would take the shareholders’ request under consideration and it remains under consideration. The Board has recently received another shareholder letter demanding that the Board take legal action against the Board and management of Merck for allegedly causing damage to the Company relating to the Company’s allegedly improper marketing of Vioxx.
In addition, as previously disclosed, various putative class actions filed in federal court against the Company and certain current and former officers and directors (the “Vioxx ERISA Lawsuits” and, together with the Vioxx Securities Lawsuits and the Vioxx Derivative Lawsuits, the “Vioxx Shareholder Lawsuits”) have been transferred to the Shareholder MDL and consolidated for all purposes. The consolidated complaint asserts claims on behalf of certain of the Company’s current and former employees who are participants in certain of the Company’s retirement plans for breach of fiduciary duty under the Employee Retirement Income Security Act (“ERISA”). The lawsuits make similar allegations to the allegations contained in the Vioxx Securities Lawsuits. On October 7, 2005, defendants moved to dismiss the ERISA complaint. On July 11, 2006, Judge Chesler granted in part and denied in part defendants’ motion to dismiss. The Court dismissed plaintiff’s claim of breach of fiduciary duty based on continued investment in Merck stock as to all defendants except the five individuals who were members of Merck’s Management Pension Investment Committee (“MPIC”) during the purported class period. The Court dismissed plaintiff’s claim for breach of fiduciary duty based on alleged failure to provide complete or accurate information to participants to the extent it related to specific communications cited in the complaint, but declined to dismiss the claim before discovery to the extent plaintiffs allege that adverse information was withheld from participants. The Court dismissed plaintiffs’ claim for failure to monitor as to all defendants except the members of the Compensation and Benefits Committee of Merck’s Board of Directors who had supervisory responsibility for the MPIC. The Court declined to dismiss plaintiffs’ claim for co-fiduciary liability, absent factual development, but dismissed as duplicative plaintiff’s claim for knowing participation in breach of fiduciary duty.
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
Investigations
As previously disclosed, in November 2004, the Company was advised by the staff of the SEC that it was commencing an informal inquiry concerning Vioxx. On January 28, 2005, the Company announced that it received notice that the SEC issued a formal notice of investigation. Also, the Company has received subpoenas from the U.S. Department of Justice (the “DOJ”) requesting information related to the Company’s research, marketing and selling activities with respect to Vioxx in a federal health care investigation under criminal statutes. As previously disclosed, the Company’s United Kingdom subsidiary has been notified by the Medicines and Healthcare Products Regulatory Agency in the United Kingdom (the “MHRA”) of an investigation by the MHRA of compliance by the Company with EU adverse experience reporting requirements in connection with Vioxx. In April 2006, the MHRA advised the Company that its investigation has been completed and no enforcement action will be taken with respect to the matter. In addition, as previously disclosed, investigations are being conducted by local authorities in certain cities in Europe in order to determine whether any criminal charges should be brought concerning Vioxx. The Company is cooperating with these governmental entities in their respective investigations (the “Vioxx Investigations”). The Company cannot predict the outcome of these inquiries; however, they could result in potential civil and/or criminal dispositions.
As previously disclosed, the Company has received a number of Civil Investigative Demands (“CID”) from a group of Attorneys General from 31 states and the District of Columbia who are investigating whether the Company violated state consumer protection laws when marketing Vioxx. The Company is cooperating with the Attorneys General in responding to the CIDs.
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
During 2005, the Company spent $285 million in the aggregate in legal defense costs worldwide related to (i) the Vioxx Product Liability Lawsuits, (ii) the Vioxx Shareholder Lawsuits, (iii) the Vioxx Foreign Lawsuits, and (iv) the Vioxx Investigations (collectively, the “Vioxx Litigation”). In the fourth quarter, the Company recorded a charge of $295 million to increase the reserve solely for its future legal defense costs related to the Vioxx Litigation to $685 million at December 31, 2005. This reserve is based on certain assumptions and is the best estimate of the amount that the Company believes, at this time, it can reasonably estimate will be spent through 2007. Some of the significant factors considered in the establishment and ongoing review of the reserve for the Vioxx legal defense costs were as follows: the actual costs incurred by the Company up to that time; the development of the Company’s legal defense strategy and structure in light of the scope of the Vioxx Litigation; the number of cases being brought against the Company; the costs and outcomes of completed trials and the anticipated timing, progression, and related costs of pre-trial activities and trials in the Vioxx Product Liability Lawsuits. Events such as scheduled trials, that are expected to occur throughout 2006 and into 2007, and the inherent inability to predict the ultimate outcomes of such trials, limit the Company’s ability to reasonably estimate its legal costs beyond the end of 2007. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase its reserves for legal defense costs at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so. Unfavorable outcomes in the Vioxx Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.
Other Product Liability Litigation
The Company is a defendant in product liability lawsuits in the United States involving Fosamax. As of June 30, 2006, approximately 35 cases have been filed against Merck, including two cases which seek class action certification, as well as damages and medical monitoring. In these actions, plaintiffs allege, among other things, that they have suffered osteonecrosis of the jaw, generally with tooth extraction and/or delayed healing, in association with the use of Fosamax. The Company will vigorously defend against these lawsuits.
Commercial Litigation
As previously disclosed, in April 2005, the Company was named in a qui tam lawsuit under the Nevada False Claims Act. The suit, in which the Nevada Attorney General has intervened, alleges that the Company inappropriately offered nominal pricing and other marketing and pricing inducements to certain customers and also failed to comply with its obligations under the Medicaid Best Price scheme related to such arrangements. In May, the Company’s motion to dismiss this action was denied by the district court. The Company is vigorously defending against this lawsuit.
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
As previously disclosed, the Company filed an infringement action against Cobalt Pharmaceuticals, Inc. (“Cobalt”) in the U.S. in response to Cobalt’s filing of an ANDA with a Paragraph IV certification challenging the Company’s basic patent covering the use of alendronate. That case has now been dismissed in view of Cobalt’s decision to withdraw its Paragraph IV challenge.
In June 2006, the Company filed lawsuits against Barr Laboratories, Inc. and Teva Pharmaceutical Industries Ltd. (“Teva”) asserting that their respective manufacturing processes for making their alendronate products would infringe one or more process patents of the Company.
As previously disclosed, in September 2004 the Company appealed a decision of the Opposition Division (the “Opposition Division”) of the European Patent Office (the “EPO”) that revoked the Company’s patent in Europe that covers the once-weekly administration of alendronate. On March 14, 2006, the Board of Appeal of the EPO upheld the decision of the Opposition Division. Thus, presently the Company is not entitled to market exclusivity for Fosamax in most major European markets after 2007. In addition, Merck’s basic patent covering the use of alendronate has been challenged in several European countries and if the Company is unsuccessful in those countries the Company could lose exclusivity rights to Fosamax before 2007 in such countries. The Company has received adverse decisions in Germany, Holland and the United Kingdom. The decision in the United Kingdom was upheld on appeal. The Company intends to appeal the decisions in Germany and Holland.
On January 18, 2006, the Company sued Hi-Tech Pharmacal Co., Inc. (“Hi-Tech”) of Amityville, New York for patent infringement in response to Hi-Tech’s application to the FDA seeking approval of a generic version of Merck’s ophthalmic drugs Trusopt and Cosopt, which are used for treating elevated intraocular pressure in people with ocular hypertension or glaucoma. In the lawsuit, Merck sued to enforce a patent covering an active ingredient dorzolamide, which is present in both Trusopt and Cosopt. The trial court has entered a ruling favorable to Merck’s position and Hi-Tech has appealed. The appeal hearing is expected to be held in September 2006. Merck has elected not to enforce two U.S. patents listed with the FDA which cover the combination of dorzolamide and timolol, the two active ingredients in Cosopt. This lawsuit will automatically stay FDA approval of Hi-Tech’s ANDA’s for 30 months or until an adverse court decision, whichever may occur earlier. The patent covering dorzolamide provides exclusivity for Trusopt and Cosopt until October 2008 (including six months of pediatric exclusivity). After such time, the Company expects sales of these products to decline.
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
The Company and AstraZeneca received notice in October 2005 that Ranbaxy Laboratories Limited (“Ranbaxy”) had filed an ANDA for esomeprazole magnesium. The ANDA contains Paragraph IV challenges to patents on Nexium. On November 21, 2005, the Company and AstraZeneca sued Ranbaxy in the United States District Court in New Jersey. Accordingly, FDA approval of Ranbaxy’s ANDA is stayed for 30 months until April 2008 or until an adverse court decision, if any, whichever may occur earlier. The Company and AstraZeneca received notice in January 2006 that IVAX Pharmaceuticals, Inc., subsequently acquired by Teva, had filed an ANDA for esomeprazole magnesium. The ANDA contains Paragraph IV challenges to patents on Nexium. On March 8, 2006, the Company and AstraZeneca sued Teva in the United States District Court in New Jersey. Accordingly, FDA approval of Teva’s ANDA is stayed for 30 months until September 2008 or until an adverse court decision, if any, whichever may occur earlier.

In the case of finasteride, an ANDA has been filed seeking approval of a generic version of Propecia and alleging invalidity of the Company’s patents. The Company filed a patent infringement lawsuit in the District Court of Delaware in September 2004. That lawsuit has been settled under terms of which the challenging party, Dr. Reddy’s, will be able to launch a generic Propecia beginning January 2013 under a license from Merck.
In Europe, the Company is aware of various companies seeking registration for generic losartan (the active ingredient for Cozaar). The Company has patent rights to losartan via license from E.I. du Pont de Nemours and Company (“du Pont”). The Company and du Pont have filed patent infringement proceedings against various companies in Portugal.
Other Litigation
On July 27, 2005, Merck was served with a further shareholder derivative suit filed in the New Jersey Superior Court for Hunterdon County against the Company and certain current and former officers and directors. This lawsuit seeks to recover or cancel compensation awarded to the Company’s executive officers in 2004, and asserts claims for breach of fiduciary duty, waste and unjust enrichment. Defendants moved to dismiss plaintiff’s amended complaint on April 7, 2006. On July 21, 2006, the Court granted defendants’ motion to dismiss based on plaintiff’s failure to make pre-suit demand on Merck’s Board of Directors and denied plaintiff’s request for leave to amend.
Environmental Matters
On June 13, 2006, potassium thiocyanate was accidentally discharged from the Company’s plant in West Point, Pennsylvania through the Upper Gwynedd Township Authority’s wastewater treatment plant into the Wissahickon Creek, causing a fishkill. Federal and State agencies are investigating the discharge and the Company is currently cooperating with the investigations.
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
Item 1A. Risk Factors
Set forth below is an addition to the Risk Factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
The Company faces pricing pressure with respect to its products.
Our products are subject to increasing price pressures and other restrictions worldwide, including in the United States. These include (i) practices of managed care groups and institutional and governmental purchasers and (ii) U.S. federal laws and regulations related to Medicare and Medicaid, including the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “2003 Act”).
The 2003 Act included a prescription drug benefit for individuals which first went into effect on January 1, 2006. The increased purchasing power of entities that negotiate on behalf of Medicare beneficiaries could result in further pricing pressures. We expect pricing pressures to increase in the future.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities for the three month period ended June 30, 2006 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			($ in millions)
	Total Number	Average Price	Approximate Dollar Value of Shares
	of Shares	Paid Per	That May Yet Be Purchased
Period	Purchased(1)	Share	Under the Plans or Programs (1)
April 1 - April 30, 2006	2,213,400	$34.56	$7,206.1

May 1 - May 31, 2006	2,560,800	$34.46	$7,117.8

June 1 - June 30, 2006	2,551,000	$34.50	$7,029.8

Total	7,325,200	$34.51	$7,029.8

(1)	All shares purchased during the period were made as part of a plan announced in July 2002 to purchase $10 billion in Merck shares.
Item 4. Submission of Matters to a Vote of Security Holders.
The following matters were voted upon at the Annual Meeting of Stockholders held on April 25, 2006, and received the votes set forth below:
1.	All of the following persons nominated were elected to serve as directors and received the number of votes set forth opposite their respective names:

Names	For	Withheld
Lawrence A. Bossidy	1,710,560,020	135,606,286
William G. Bowen	1,714,541,949	131,624,357
Richard T. Clark	1,791,797,705	54,368,601
Johnnetta B. Cole	1,620,151,690	226,014,616
William B. Harrison, Jr.	1,798,757,360	47,408,946
William N. Kelley	1,715,612,623	130,553,683
Rochelle B. Lazarus	1,654,348,579	191,817,727
Thomas E. Shenk	1,808,797,244	37,369,062
Anne M. Tatlock	1,807,781,674	38,384,632
Samuel O. Thier	1,790,380,187	55,786,119
Wendell P. Weeks	1,791,586,942	54,579,364
Peter C. Wendell	1,808,764,954	37,401,352
2.	A proposal to ratify the appointment of an independent registered public accounting firm for 2006 received 1,815,924,066 votes FOR and 11,553,064 votes AGAINST, with 18,689,176 abstentions.

3.	A proposal to adopt the 2007 Incentive Stock Plan received 1,227,108,455 votes FOR and 223,767,347 votes AGAINST, with 22,998,309 abstentions.

4.	A proposal to adopt the 2006 Non-Employee Directors Stock Option Plan received 1,244,044,876 votes FOR and 206,047,818 votes AGAINST, with 23,780,402 abstentions.

5.	A stockholder proposal concerning stock option awards received 64,018,568 votes FOR and 1,380,408,691 votes AGAINST, with 29,445,652 abstentions and 372,293,395 broker non-votes.

6.	A stockholder proposal concerning non-director shareholder votes received 1,139,195,525 votes FOR and 307,172,872 votes AGAINST, with 27,502,445 abstentions and 372,295,464 broker non-votes.

7.	A stockholder proposal concerning animal welfare policy report received 66,202,589 votes FOR and 1,261,402,974 votes AGAINST, with 146,268,534 abstentions and 372,292,209 broker non-votes.
Item 6. Exhibits

Number	Description

3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (October 1, 2004)
– Incorporated by reference to Form 10-Q Quarterly Report for the period ended September 30, 2004

3.2	By-Laws of Merck & Co., Inc. (as amended effective May 24, 2005)
– Incorporated by reference to Current Report on Form 8-K dated May 24, 2005

10.1	2007 Incentive Stock Plan – Incorporated by reference to Current Report on Form 8-K dated April 25, 2006

10.2	2006 Non-Employee Directors Stock Option Plan – Incorporated by reference to Current Report on Form 8-K dated April 25, 2006

12	Computation of Ratios of Earnings to Fixed Charges

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

Number	Description

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCK & CO., INC.
Date: August 7, 2006	/s/ Kenneth C. Frazier
KENNETH C. FRAZIER
Senior Vice President and General Counsel

Date: August 7, 2006	/s/ Richard C. Henriques
RICHARD C. HENRIQUES
Vice President, Controller

EXHIBIT INDEX

Number	Description

3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (October 1, 2004)
– Incorporated by reference to Form 10-Q Quarterly Report for the period ended September 30, 2004

3.2	By-Laws of Merck & Co., Inc. (as amended effective May 24, 2005)
– Incorporated by reference to Current Report on Form 8-K dated May 24, 2005

10.1	2007 Incentive Stock Plan – Incorporated by reference to Current Report on Form 8-K dated April 25, 2006

10.2	2006 Non-Employee Directors Stock Option Plan – Incorporated by reference to Current Report on Form 8-K dated April 25, 2006

12	Computation of Ratios of Earnings to Fixed Charges

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer