Form 10-Q
period 2006-09-30
MERCK & CO INC
filed 2006-11-07
CIK 64978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 1-3305
MERCK & CO., INC.
P. O. Box 100
One Merck Drive
Whitehouse Station, N.J. 08889-0100
(908) 423-1000

Incorporated in New Jersey	I.R.S. Employer Identification No. 22-1109110
The number of shares of common stock outstanding as of the close of business on October 31, 2006:

Class	Number of Shares Outstanding

Common Stock	2,171,002,669
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

Part I — Financial Information
Item 1. Financial Statements
MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF INCOME
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited, $ in millions except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Sales	$5,410.4	$5,416.2	$16,591.9	$16,246.0

Costs, Expenses and Other

Materials and production	1,544.1	1,238.8	4,332.0	3,670.9

Marketing and administrative	2,370.6	1,661.4	5,819.6	5,016.4

Research and development	945.4	942.6	3,059.9	2,736.0

Restructuring costs	49.6	79.8	86.5	93.4

Equity income from affiliates	(595.4)	(480.1)	(1,710.2)	(1,130.5)

Other (income) expense, net	(134.7)	(24.7)	(305.4)	15.8

	4,179.6	3,417.8	11,282.4	10,402.0

Income Before Taxes	1,230.8	1,998.4	5,309.5	5,844.0

Taxes on Income	290.2	577.5	1,349.6	2,332.4

Net Income	$940.6	$1,420.9	$3,959.9	$3,511.6

Basic Earnings per Common Share	$0.43	$0.65	$1.82	$1.60

Earnings per Common Share Assuming Dilution	$0.43	$0.65	$1.81	$1.59

Dividends Declared per Common Share	$0.38	$0.38	$1.14	$1.14
The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
(Unaudited, $ in millions)

	September 30,	December 31,
	2006	2005
Assets
Current Assets
Cash and cash equivalents	$6,222.1	$9,585.3
Short-term investments	2,864.9	6,052.3
Accounts receivable	3,081.4	2,927.3
Inventories (excludes inventories of $447.8 in 2006 and $753.8 in 2005 classified in Other assets — see Note 5)	1,870.7	1,658.1
Prepaid expenses and taxes	1,185.1	826.3

Total Current Assets	15,224.2	21,049.3

Investments	6,443.7	1,107.9

Property, Plant and Equipment, at cost, net of allowance for depreciation of $10,731.0 in 2006 and $9,315.1 in 2005	13,412.8	14,398.2

Goodwill	1,085.7	1,085.7

Other Intangibles, net	631.8	518.7

Other Assets	6,920.9	6,686.0

	$43,719.1	$44,845.8

Liabilities and Stockholders’ Equity
Current Liabilities
Loans payable and current portion of long-term debt	$1,195.8	$2,972.0
Trade accounts payable	362.6	471.1
Accrued and other current liabilities	5,504.9	5,277.8
Income taxes payable	3,255.6	3,691.5
Dividends payable	828.8	830.0

Total Current Liabilities	11,147.7	13,242.4

Long-Term Debt	4,789.5	5,125.6

Deferred Income Taxes and Noncurrent Liabilities	6,059.6	6,092.9

Minority Interests	2,437.0	2,407.2

Stockholders’ Equity
Common Stock
Authorized - 5,400,000,000 shares
Issued - 2,976,223,337 shares	29.8	29.8
Other paid-in capital	7,105.9	6,900.0
Retained earnings	39,447.6	37,980.0
Accumulated other comprehensive income	50.1	52.3

	46,633.4	44,962.1

Less treasury stock, at cost
803,664,097 shares — September 30, 2006
794,299,347 shares — December 31, 2005	27,348.1	26,984.4

Total Stockholders’ Equity	19,285.3	17,977.7

	$43,719.1	$44,845.8

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited, $ in millions)

	Nine Months Ended
	September 30,
	2006	2005
Cash Flows from Operating Activities
Net income	$3,959.9	$3,511.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,725.4	1,202.2
Deferred income taxes	(226.1)	183.6
Equity income from affiliates	(1,710.2)	(1,130.5)
Dividends and distributions from equity affiliates	1,372.5	752.0
Share-based compensation	246.0	33.5
Acquired research	296.3	—
Other	34.5	391.3
Net changes in assets and liabilities	(709.2)	400.0

Net Cash Provided by Operating Activities	4,989.1	5,343.7

Cash Flows from Investing Activities
Capital expenditures	(684.7)	(996.1)
Purchase of securities, subsidiaries and other investments	(15,983.2)	(88,103.8)
Proceeds from sale of securities, subsidiaries and other investments	13,480.0	86,616.0
Other	(1.5)	(2.1)

Net Cash Used by Investing Activities	(3,189.4)	(2,486.0)

Cash Flows from Financing Activities
Net change in short-term borrowings	(1,606.6)	523.1
Proceeds from issuance of debt	5.1	1,000.0
Payments on debt	(505.6)	(1,014.2)
Purchase of treasury stock	(751.0)	(764.0)
Dividends paid to stockholders	(2,494.0)	(2,516.5)
Proceeds from exercise of stock options	340.8	114.6
Other	(172.5)	(33.4)

Net Cash Used by Financing Activities	(5,183.8)	(2,690.4)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	20.9	(128.1)

Net (Decrease) Increase in Cash and Cash Equivalents	(3,363.2)	39.2

Cash and Cash Equivalents at Beginning of Year	9,585.3	2,878.8

Cash and Cash Equivalents at End of Period	$6,222.1	$2,918.0

The accompanying notes are an integral part of this consolidated financial statement.

Notes to Consolidated Financial Statements
1.	Basis of Presentation

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

Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

Effective January 1, 2006, the Company began recognizing revenue from the sale of vaccines to the Federal government for placement into stockpiles related to the Pediatric Vaccine Stockpile in accordance with Securities and Exchange Commission (SEC) Interpretation, Commission Guidance Regarding Accounting for Sales of Vaccines and BioTerror Countermeasures to the Federal Government for Placement into the Pediatric Vaccine Stockpile or the Strategic National Stockpile. The Company retrospectively applied the impacts of adopting the Interpretation to the Company’s consolidated financial statements by reducing Accrued and other current liabilities by $103.4 million and increasing Income taxes payable by $42.3 million and Retained earnings by $61.1 million, respectively, in its December 31, 2005 consolidated balance sheet. There was no impact to the Company’s results of operations for the nine months ended September 30, 2006 and 2005, respectively.

2.	Restructuring

In November 2005, the Company commenced the initial phase of its global restructuring program designed to reduce the Company’s cost structure, increase efficiency and enhance competitiveness. As part of this program, the Company plans to sell or close five manufacturing sites and two preclinical sites by the end of 2008 and eliminate approximately 7,000 positions company-wide. To date, manufacturing operations have ceased at one site, one other site has been sold, and the two preclinical sites have been closed. The Company has also sold certain other facilities and related assets in connection with the restructuring program. Through the end of 2008, when the initial phase of the global restructuring program is expected to be substantially complete, the cumulative pre-tax costs are expected to range from $1.8 billion to $2.2 billion. Approximately 70% of the cumulative pre-tax costs are estimated as non-cash, relating primarily to accelerated depreciation for those facilities scheduled for closure. Since the inception of the global restructuring program through September 30, 2006, the Company has recorded total pre-tax accumulated costs of $1.1 billion and eliminated approximately 3,900 positions which are comprised of employee separations and the elimination of contractors and vacant positions.

The following table summarizes the charges related to restructuring activities by type of cost for the three and nine months ended September 30, 2006:

	($ in millions)
	Three Months Ended September 30, 2006				Nine Months Ended September 30, 2006
	Separation	Accelerated			Separation	Accelerated
	Costs	Depreciation	Other	Total	Costs	Depreciation	Other	Total
Materials and production	$—	$187.4	$12.2	$199.6	$—	$549.0	$23.1	$572.1
Research and development	—	—	—	—	—	55.4	—	55.4
Restructuring costs	37.8	—	11.8	49.6	87.4	—	(0.9)	86.5

	$37.8	$187.4	$24.0	$249.2	$87.4	$604.4	$22.2	$714.0

For the three and nine months ended September 30, 2006, the Company recorded total pre-tax restructuring costs of $249.2 million and $714.0 million, respectively, and eliminated approximately 2,800 positions during 2006 primarily related to the global restructuring program. The global restructuring program includes the following costs:
(1)	Separation costs related to Company-wide position eliminations,

Notes to Consolidated Financial Statements (continued)
(2)	Accelerated depreciation related to manufacturing and preclinical facilities expected to be sold or closed by the end of 2008,

(3)	Other activity related to the Company’s pension and other postretirement plans, asset impairments, and other exit costs as well as pre-tax gains of $39.5 million for the nine months ended September 30, 2006 resulting from the sales of facilities in the second quarter in connection with the global restructuring program.
The following table summarizes the charges and spending relating to restructuring activities for the nine months ended September 30, 2006:

	($ in millions)
	Separation	Accelerated
	Costs	Depreciation	Other		Total
Restructuring accrual as of January 1, 2006 (1)	$240.3	$—	$—		$240.3
Expense	87.4	604.4	22.2		714.0
(Payments) receipts, net	(154.1)	—	7.0	(2)	(147.1)
Non-cash activity	—	(604.4)	(29.2)		(633.6)

Restructuring accrual as of September 30, 2006	$173.6	$—	$—		$173.6

(1)	The restructuring accrual at January 1, 2006 includes separation costs associated with the global restructuring program as well as amounts from previously announced restructuring programs. The previously announced restructuring programs were substantially complete as of the end of the first quarter.

(2)	Includes proceeds from the sales of facilities in the second quarter in connection with the global restructuring program.
The Company recorded Restructuring costs for the three and nine months ended September 30, 2005 of $79.8 million and $93.4 million, respectively, associated with earlier restructuring programs.
3.	Share-Based Compensation

The Company has share-based compensation plans under which employees, non-employee directors and employees of certain of the Company’s equity method investees may be granted options to purchase shares of Company common stock at the fair market value at the time of grant. In addition to stock options, the Company grants performance share units (PSUs) and restricted stock units (RSUs) to certain management level employees. These plans were approved by the Company’s shareholders. At September 30, 2006, 187.3 million shares were authorized for future grants under the Company’s share-based compensation plans. The Company settles employee share-based compensation awards primarily with treasury shares.

Employee stock options are granted to purchase shares of Company stock at the fair market value at the time of grant. These awards generally vest one-third each year over a three-year period, with a contractual term of 10 years. RSUs are stock awards that are granted to employees and entitle the holder to shares of common stock as the awards vest, as well as non-forfeitable dividend equivalents. The fair value of the awards is determined and fixed on the grant date based on the Company’s stock price. PSUs are stock awards where the ultimate number of shares issued will be contingent on the Company’s performance against a pre-set objective or set of objectives. The fair value of each PSU is determined on the date of grant based on the Company’s stock price. Over the performance period, the number of shares of stock that are expected to be issued will be adjusted based on the probability of achievement of a performance target and final compensation expense will be recognized based on the ultimate number of shares issued. Both PSU and RSU payouts will be in shares of Company stock after the end of a three-year period, subject to the terms applicable to such awards.

Effective January 1, 2006, the Company adopted Financial Accounting Standards No. 123R, Share-Based Payments (FAS 123R). Employee share-based compensation expense was previously recognized using the intrinsic value method which measures share-based compensation expense as the amount at which the market price of the stock at the date of grant exceeds the exercise price. FAS 123R requires the recognition of the fair value of share-based compensation in net income, which the Company recognizes on a straight-line basis over the requisite service period. Additionally, the Company elected the modified prospective transition method for adopting FAS 123R, and therefore, prior periods were not restated. Under this method, the provisions for FAS 123R apply to all awards granted or modified after January 1, 2006. In addition, the unrecognized expense of awards that have not yet vested at the date of adoption are recognized in net income in the relevant period after the date of adoption. Also effective January 1, 2006, the Company adopted Financial Accounting Standards Board Staff Position 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which provides the Company an optional short cut method for calculating the historical pool of windfall tax benefits upon adopting FAS 123R.

Notes to Consolidated Financial Statements (continued)
The following table provides amounts of share-based compensation cost recorded in the Consolidated Statement of Income (substantially all of the 2005 amount was related to RSUs):

	($ in millions)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Pre-tax share-based compensation expense	$63.7	$11.8	$246.0	$33.5
Income tax benefits	(20.0)	(4.1)	(76.3)	(11.7)

Total share-based compensation expense	$43.7	$7.7	$169.7	$21.8

As a result of the adoption of FAS 123R, effective January 1, 2006, the incremental impact on the Company’s share-based compensation expense reduced the Company’s results of operations as follows:

	($ in millions)
	Three Months	Nine Months
	Ended September 30,
	2006	2006
Income Before Taxes	$42.3	$182.8
Net Income	29.5	127.6
Earnings per Common Share Assuming Dilution	$0.01	$0.06
FAS 123R requires the Company to present pro forma information for periods prior to the adoption as if the Company had accounted for employee share-based compensation under the fair value method of that Statement. For purposes of pro forma disclosure, the estimated fair value of awards at the date of grant, including those granted to retirement-eligible employees, is amortized to expense over the requisite service period. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value method for recognizing employee share-based compensation for the three and nine months ended September 30, 2005:

	($ in millions)
	Three Months	Nine Months
	Ended September 30,
	2005	2005
Net income, as reported	$1,420.9	$3,511.6
Compensation expense, net of tax:
Reported	7.7	21.8
Fair value method	(83.8)	(272.6)

Pro forma net income	$1,344.8	$3,260.8

Earnings per common share:
Basic — as reported	$0.65	$1.60
Basic — pro forma	$0.61	$1.48

Assuming dilution — as reported	$0.65	$1.59
Assuming dilution — pro forma	$0.61	$1.48
The pro forma amounts and the fair value of each option grant were estimated on the date of grant using the Black-Scholes option pricing model. Upon the adoption of FAS 123R, compensation expense is being recognized immediately for awards granted to retirement-eligible employees or over the period from the grant date to the date retirement eligibility is achieved. This approach is known as the non-substantive vesting period approach. If the Company had been applying this approach for stock options granted to retirement-eligible employees, the effect on

Notes to Consolidated Financial Statements (continued)
pro forma earnings per share assuming dilution for the three and nine months ended September 30, 2005, as provided in the above table, would not have been significant.
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
The weighted average fair value of options granted in the first nine months of 2006 was $9.80 per option, determined using the following assumptions:

Expected dividend yield	3.84%
Risk-free interest rate	4.58%
Expected volatility	31.13%
Expected life (years)	5.8
Summarized information relative to the Company’s stock option plans (options in thousands) is as follows:

			Weighted
			Average	Aggregate
			Remaining	Intrinsic
	Number	Average	Contractual	Value
	of Options	Price (1)	Term	($000s)
Balance at December 31, 2005	250,088.0	$54.52
Granted	30,704.3	35.21
Exercised	(11,340.1)	30.05
Forfeited	(13,170.1)	57.32

Outstanding at September 30, 2006	256,282.1	$53.14	5.31	$575,804.9

Exercisable at September 30, 2006	194,375.0	$58.48	4.21	$149,722.3

(1) Weighted average exercise price.
Additional information pertaining to the Company’s stock option plans is provided in the table below:

	($ in millions)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Total intrinsic value of stock options exercised	$10.6	$2.2	$55.6	$55.4
Fair value of stock options vested	$21.1	$24.6	$840.4	$917.8
Cash received from the exercise of stock options	$28.9	$4.1	$340.8	$114.6

Notes to Consolidated Financial Statements (continued)
A summary of the Company’s nonvested RSUs and PSUs (shares in thousands) at September 30, 2006, is as follows:

	RSUs		PSUs
		Weighted		Weighted
		Average		Average
	Number	Grant Date	Number	Grant Date
	of Shares	Fair Value	of Shares	Fair Value
Nonvested at December 31, 2005	4,765.1	$35.93	1,022.2	$39.73
Granted	1,541.4	35.15	520.7	35.09
Vested	(49.7)	36.40	—	—
Forfeited	(205.2)	35.21	(113.7)	34.70

Nonvested at September 30, 2006	6,051.6	$35.75	1,429.2	$38.44

At September 30, 2006, there was $374.9 million of total pre-tax unrecognized compensation expense related to nonvested stock options, RSU and PSU awards which will be recognized over a weighted average period of 2.3 years.
4.	Research Collaborations, Acquisitions and License Agreements

Merck continues its strategy of establishing strong external alliances to complement its substantial internal research capabilities, including targeted acquisitions, research collaborations, licensing pre-clinical and clinical compounds and technology transfers to drive both near- and long-term growth.

In September 2006, the Company announced that it will expand the scope of its existing strategic collaboration with FoxHollow Technologies, Inc. (FoxHollow) for atherosclerotic plaque analysis and that Merck will acquire a stake in FoxHollow with the purchase of $95 million in common stock, subject to customary closing conditions and clearance under the Hart-Scott-Rodino Antitrust Improvements Act. Merck will acquire newly-issued shares of FoxHollow common stock at $29.629 per share, representing approximately an 11% stake. Under the terms of the expanded collaboration agreement, Merck will pay $40 million to FoxHollow over four years in exchange for FoxHollow’s agreement to collaborate exclusively with Merck in specified disease areas. Merck will also provide a minimum of $60 million in funding to FoxHollow over the first three years of the four year collaboration program term, for research activities to be conducted by FoxHollow under Merck’s direction. FoxHollow will receive milestone payments on successful development of drug products or diagnostic tests utilizing results from the collaboration, as well as royalties. This transaction is expected to close in the fourth quarter of 2006.

In June 2006, the Company acquired all of the outstanding equity of GlycoFi, Inc. (GlycoFi) for approximately $373 million in cash ($400 million purchase price net of $25 million in shares already owned and net transaction costs). GlycoFi was a privately-held biotechnology company that was a leader in the field of yeast glycoengineering, which is the addition of specific carbohydrate modifications to the proteins in yeast, and optimization of biologic drug molecules. GlycoFi’s technology platform is used in the development of glycoprotein, as well as the optimization of a glycoprotein target. In connection with the acquisition, the Company recorded a charge of $296.3 million for acquired research associated with GlycoFi’s technology platform to be used in the research and development process, for which, at the acquisition date, technological feasibility had not been established and no alternative future use existed. This charge is not deductible for tax purposes. The Company expects this technology to be fully developed over the next one to two years. The charge was recorded in Research and development expense in the second quarter and was determined based upon the present value of expected future cash flows of new product candidates resulting from this technology adjusted for the probability of its technical and marketing success utilizing an income approach reflecting the appropriate risk-adjusted discount rate. The Company also recorded a $99.4 million intangible asset ($57.6 million net of deferred taxes) in the second quarter related to GlycoFi’s developed technology that can be used immediately in the research and development process and has alternative future uses. This intangible asset will be amortized to Research and development expense on a straight-line basis over a five year useful life. The remaining net assets acquired in this transaction were not material. Because GlycoFi was a development stage company that had not commenced its planned principal operations, the transaction was accounted for as an acquisition of assets rather than as a business combination and, therefore, goodwill was not recorded. GlycoFi’s results of operations have been included with the Company’s consolidated financial results since the acquisition date.

Notes to Consolidated Financial Statements (continued)
In May 2006, the Company acquired all of the equity of Abmaxis, Inc. (Abmaxis) for approximately $80 million in cash. Abmaxis was a privately-held biopharmaceutical company dedicated to the discovery and optimization of monoclonal antibody (MAb) products for human therapeutics and diagnostics. Abmaxis developed and validated a breakthrough antibody engineering technology platform, Abmaxis in-silico Immunization, which has alternative future uses to the Company with no significant technological or engineering risks at the date of acquisition. In connection with the acquisition, the Company allocated substantially all of the purchase price to Abmaxis’ technology platform and recorded an intangible asset of $135.3 million ($78.5 million net of deferred taxes). This intangible asset will be amortized to Research and development expense on a straight-line basis over a five year useful life. The remaining net assets acquired in this transaction were not material. Because Abmaxis was a development stage company that had not commenced its planned principal operations, the transaction was accounted for as an acquisition of assets rather than as a business combination and, therefore, goodwill was not recorded. Abmaxis’ results of operations have been included with the Company’s consolidated financial results since the acquisition date.
In March 2006, Merck and Paratek Pharmaceuticals, Inc. (Paratek) announced they entered into an exclusive, worldwide collaborative development and license agreement for PTK 0796 (MK-2764), a novel, broad-spectrum aminomethylcycline (AMC) antibiotic with oral and intravenous (IV) formulations currently in Phase I clinical testing. Under the terms of the agreement, Merck provided upfront funding, will assume primary responsibility for clinical development of the IV and oral formulations of PTK 0796 and has the right to market such products worldwide. Paratek will participate in clinical development and be eligible to receive payments upon achievement of certain milestones; these payments could total as much as $127 million once PTK 0796 is approved for marketing. Paratek will also receive royalties on net sales and have the opportunity to co-promote the IV formulation of PTK 0796 in the United States.
In March 2006, Neuromed Pharmaceuticals Ltd. (Neuromed) and Merck signed a research collaboration and license agreement to research, develop and commercialize novel compounds for the treatment of pain and other neurological disorders, including Neuromed’s lead compound, NMED-160 (MK-6721), which is currently in Phase II development for the treatment of pain. Under the terms of the agreement, Neuromed received an upfront payment of $25 million which the Company recorded as Research and development expense. The successful development and launch of NMED-160 for an initial single indication on a worldwide basis would trigger milestone payments totaling $202 million. Milestones could increase to approximately $450 million if a further indication for NMED-160 is developed and approved and an additional compound is developed and approved for two indications. Neuromed would also receive royalties on worldwide sales of NMED-160 and any additional compounds developed under this agreement.
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

Notes to Consolidated Financial Statements (continued)
5.	Inventories

Inventories consisted of:

	($ in millions)
	September 30,	December 31,
	2006	2005
Finished goods	$448.8	$400.0
Raw materials and work in process	1,780.0	1,929.8
Supplies	89.7	82.1

Total (approximates current cost)	2,318.5	2,411.9
Reduction to LIFO cost for domestic inventories	—	—

	$2,318.5	$2,411.9

Recognized as:
Inventories	$1,870.7	$1,658.1
Other assets	$447.8	$753.8
Amounts recognized as Other assets are comprised entirely of raw materials and work in process inventories, which include inventories for products not expected to be sold within one year, principally vaccines and Arcoxia, and, as of December 31, 2005, inventories produced in preparation for product launches.

6.	Debt and Financial Instruments

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

7.	Contingencies

The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including product liability, intellectual property, and commercial litigation, as well as additional matters such as antitrust actions.

Vioxx Litigation
Product Liability Lawsuits
As previously disclosed, federal and state product liability lawsuits involving individual claims, as well as putative class actions, have been filed against the Company with respect to Vioxx. As of October 9, 2006, the Company had been served or was aware that it had been named as a defendant in approximately 23,800 lawsuits filed on or before September 30, which include approximately 41,750 plaintiff groups, alleging personal injuries resulting from the use of Vioxx. Of these lawsuits, approximately 7,450 lawsuits representing approximately 21,950 plaintiff groups are or are slated to be in the federal MDL (discussed below) and approximately 13,850 lawsuits

Notes to Consolidated Financial Statements (continued)
representing approximately 13,850 plaintiff groups are included in a coordinated proceeding in New Jersey Superior Court before Judge Carol E. Higbee. Certain of these lawsuits include allegations regarding gastrointestinal bleeding, cardiovascular events, thrombotic events or kidney damage. The Company has also been named as a defendant in approximately 275 putative class actions alleging personal injuries or seeking (i) medical monitoring as a result of the putative class members’ use of Vioxx, (ii) disgorgement of certain profits under common law unjust enrichment theories, and/or (iii) various remedies under state consumer fraud and fair business practice statutes, including recovering the cost of Vioxx purchased by individuals and third-party payors such as union health plans (all of the actions discussed in this paragraph are collectively referred to as the “Vioxx Product Liability Lawsuits”). The actions filed in the state courts of California, Texas, and New Jersey, and in the counties of Philadelphia, Pennsylvania, and Clark County, Nevada have been transferred to a single state court in each location for coordinated proceedings.

In addition to the Vioxx Product Liability Lawsuits discussed above, the claims of over 3,000 plaintiff groups have been dismissed to date. Of these, there have been over 1,100 plaintiff groups whose claims were dismissed with prejudice (i.e., they can not be brought again) either by plaintiffs themselves or by the courts. Over 2,000 additional plaintiff groups have had their claims dismissed without prejudice (i.e., they can be brought again).

On February 16, 2005, the Judicial Panel on Multidistrict Litigation (the “JPML”) transferred all Vioxx Product Liability Lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings. The MDL has been transferred to the United States District Court for the Eastern District of Louisiana before District Judge Eldon E. Fallon.

In July 2005, Judge Fallon indicated that he would schedule for trial a series of cases during the period November 2005 through 2006, in the following categories: (i) heart attack with short term use; (ii) heart attack with long term use; (iii) stroke; and (iv) cardiovascular injury involving a prescription written after April 2002 when the labeling for Vioxx was revised to include the results of the VIGOR trial. These trials began in November 2005 and the trials that took place since June 30, 2006 are described in further detail below.

Merck has entered into a tolling agreement (the “Tolling Agreement”) with the MDL Plaintiffs’ Steering Committee that establishes a procedure to halt the running of the statute of limitations (tolling) as to certain categories of claims allegedly arising from the use of Vioxx by non-New Jersey citizens. The Tolling Agreement applies to individuals who have not filed lawsuits and may or may not eventually file lawsuits and only to those claimants who seek to toll claims alleging injuries resulting from a thrombotic cardiovascular event that results in a myocardial infarction or ischemic stroke. The Tolling Agreement provides counsel additional time to evaluate potential claims. The Tolling Agreement requires any tolled claims to be filed in federal court. As of October 9, 2006, approximately 15,000 claimants had entered into Tolling Agreements on or before September 30, 2006.

The Company has previously disclosed the outcomes of several Vioxx Product Liability Lawsuits that were tried prior to June 30, 2006.

In July 2006, in Doherty v. Merck, in Superior Court of New Jersey, Law Division, Atlantic County, a jury returned a verdict in favor of the Company on all counts. The jury rejected a claim by the plaintiff that her nearly three years of Vioxx use caused her heart attack. The jury also found in Merck’s favor on the plaintiff’s consumer fraud claim.

In August 2006, in the first case to go to trial in the California coordinated proceeding, Grossberg v. Merck, the jury in Los Angeles, California returned a verdict for Merck on all counts.

In August 2006, in Barnett v. Merck, a case before Judge Fallon in the MDL, a jury in New Orleans, Louisiana returned a plaintiff verdict in the second federal Vioxx case to go to trial. The jury awarded $50 million in compensatory damages and $1 million in punitive damages. On August 30, 2006, Judge Fallon overturned as excessive the damages portion of the verdict and ordered a new trial on damages. The Company is seeking a new trial on all issues.

On September 26, 2006, in Smith v. Merck, the third case to go to trial in the federal MDL, a jury returned a verdict in favor of Merck on all counts.

The Company previously disclosed that in April 2006, in Garza v. Merck, a jury in Rio Grande City, Texas returned a verdict in favor of the plaintiff. In September 2006, the Texas state court granted the Company’s request to investigate possible jury bias because a juror admitted that he had, prior to the trial, on several occasions borrowed money from the plaintiff.

Notes to Consolidated Financial Statements (continued)
In August 2006, Judge Fallon granted the Company’s motion to dismiss two Vioxx class action claims previously filed in the federal court; one claim filed by plaintiffs from France and the other claim by plaintiffs from Italy.

In August 2006, Judge Higbee set aside the November 2005 jury verdict in favor of Merck in Humeston v. Merck and ordered a new trial on the grounds of newly discovered evidence. The Company has filed a motion for reconsideration of Judge Higbee’s decision to re-try the case.

On September 19, 2006, Merck filed a notice of appeal of the previously disclosed August 2005 jury verdict in favor of the plaintiff in the Texas state court case, Ernst v. Merck. Among several independent grounds for reversal, the Company will argue that there was insufficient evidence that Mr. Ernst suffered an injury due to Vioxx and that it was improper to allow testimony by a previously undisclosed witness midway through the trial. In the interim, as required under Texas law, the Company has posted an appeal bond.

On September 28, 2006, the New Jersey Superior Court, Appellate Division, heard argument on plaintiffs’ appeal of Judge Higbee’s dismissal of the Sinclair v. Merck case. This putative class action was originally filed in December 2004 and sought the creation of a medical monitoring fund. Judge Higbee had granted the Company’s motion to dismiss in May 2005.

On October 5, 2006, Judge Higbee dismissed the United Kingdom plaintiffs from the New Jersey Coordinated Proceeding.

The first case scheduled for trial in the Texas coordinated proceeding, Rigby v. Merck, was scheduled to begin trial on November 7, 2006. The Rigby case was voluntarily dismissed on October 23, 2006 when the plaintiff filed a non-suit with the Court.

The trial in Mason v. Merck, a case in federal court in Louisiana, started on October 30, 2006. On October 31, 2006 in California Superior Court in Los Angeles, a consolidated trial began in the cases Appell v. Merck and Arrigale v. Merck.

The next trial in New Jersey is currently scheduled to start on January 16, 2007, and the Court has stated that it will be a consolidated trial including multiple plaintiffs. Plaintiffs proposed eight cases to be joined together for a consolidated trial. Merck filed motions opposing the concept of a consolidated trial proceeding and challenging the propriety of plaintiffs’ proposed cases.

Merck voluntarily withdrew Vioxx from the market on September 30, 2004. Many states have a two-year statute of limitations for product liability claims, requiring that claims must be filed within two years after the plaintiffs learned or could have learned of their potential cause of action. As a result, some may view September 30, 2006 as a deadline for filing Vioxx cases. It is important to note, however, that the law regarding statutes of limitations can be complex, varies from state to state, can be fact-specific, and in some cases, might be affected by the existence of pending class actions. For example, some states have three year statutes of limitations and, in some instances, the statute of limitations is even longer. Merck expects that there will be legal arguments concerning the proper application of these statutes, and the decisions will be up to the judges presiding in individual cases in state and federal proceedings. As referred to above, as of September 30, 2006, Merck has also entered into agreements with approximately 15,000 claimants to toll the statute of limitations, so the September 30, 2006 date would not apply in those instances.

Other Lawsuits
As previously disclosed, on July 29, 2005, a New Jersey state trial court certified a nationwide class of third-party payors (such as unions and health insurance plans) that paid in whole or in part for the Vioxx used by their plan members or insureds. The named plaintiff in that case seeks recovery of certain Vioxx purchase costs (plus penalties) based on allegations that the purported class members paid more for Vioxx than they would have had they known of the product’s alleged risks. Merck believes that the class was improperly certified. The trial court’s ruling is procedural only; it does not address the merits of plaintiffs’ allegations, which the Company intends to defend vigorously. On March 31, 2006, the New Jersey Superior Court, Appellate Division, affirmed the class certification order. On July 19, 2006, the New Jersey Supreme Court decided to exercise its discretion to hear the Company’s appeal of the Appellate Division’s decision. On August 24, 2006, the Appellate Division ordered a stay of the proceedings in Superior Court pending a ruling by the Supreme Court.

As previously reported, the Company has also been named as a defendant in separate lawsuits brought by the Attorneys General of Alaska, Louisiana, Mississippi, Montana, Texas and Utah. These actions allege that the Company misrepresented the safety of Vioxx and seek (i) recovery of the cost of Vioxx purchased or reimbursed by

Notes to Consolidated Financial Statements (continued)
the state and its agencies; (ii) reimbursement of all sums paid by the state and its agencies for medical services for the treatment of persons injured by Vioxx; (iii) damages under various common law theories; and/or (iv) remedies under various state statutory theories, including state consumer fraud and/or fair business practices or Medicaid fraud statutes, including civil penalties.

Shareholder Lawsuits
As previously disclosed, in addition to the Vioxx Product Liability Lawsuits, the Company and various current and former officers and directors are defendants in various putative class actions and individual lawsuits under the federal securities laws and state securities laws (the “Vioxx Securities Lawsuits”). All of the Vioxx Securities Lawsuits pending in federal court have been transferred by the JPML to the United States District Court for the District of New Jersey before District Judge Stanley R. Chesler for inclusion in a nationwide MDL (the “Shareholder MDL”). Judge Chesler has consolidated the Vioxx Securities Lawsuits for all purposes. Plaintiffs request certification of a class of purchasers of Company stock between May 21, 1999 and October 29, 2004. The complaint alleges that the defendants made false and misleading statements regarding Vioxx in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified compensatory damages and the costs of suit, including attorneys’ fees. The complaint also asserts a claim under Section 20A of the Securities and Exchange Act against certain defendants relating to their sales of Merck stock. In addition, the complaint includes allegations under Sections 11, 12 and 15 of the Securities Act of 1933 that certain defendants made incomplete and misleading statements in a registration statement and certain prospectuses filed in connection with the Merck Stock Investment Plan, a dividend reinvestment plan. Defendants have filed a motion to dismiss the complaint, which is pending.

As previously disclosed, on August 15, 2005, a complaint was filed in Oregon state court by the State of Oregon through the Oregon state treasurer on behalf of the Oregon Public Employee Retirement Fund against the Company and certain current and former officers and directors. The complaint, which was brought under Oregon securities law, alleges that plaintiff has suffered damages in connection with its purchases of Merck common stock at artificially inflated prices due to the Company’s alleged violations of law related to disclosures about Vioxx. The current and former officers and directors have entered into a tolling agreement and, on June 30, 2006, were dismissed without prejudice from the case. On July 19, 2006, the Court denied the Company’s motion to dismiss the complaint, but required plaintiff to amend the complaint. Plaintiff filed an amended complaint on September 21, 2006. Merck intends to file a motion to dismiss the amended complaint.

As previously disclosed, various shareholder derivative actions filed in federal court were transferred to the Shareholder MDL and consolidated for all purposes by Judge Chesler (the “Vioxx Derivative Lawsuits”). The consolidated complaint arose out of substantially the same factual allegations that are made in the Vioxx Securities Lawsuits. The derivative suits, which were purportedly brought to assert rights of the Company, assert claims against certain members of the Board past and present and certain executive officers for breach of fiduciary duty, waste of corporate assets, unjust enrichment, abuse of control and gross mismanagement. On May 5, 2006, Judge Chesler granted defendants’ motion to dismiss and denied plaintiffs’ request for leave to amend their complaint. Plaintiffs appealed the District Court’s decision refusing them leave to amend to the United States Court of Appeals for the Third Circuit.

As previously disclosed, on October 29, 2004, two individual shareholders made a demand on the Board of Directors of the Company to take legal action against Mr. Raymond Gilmartin, former Chairman, President and Chief Executive Officer and other individuals for allegedly causing damage to the Company with respect to the allegedly improper marketing of Vioxx. In July 2006, the Board received another shareholder letter demanding that the Board take legal action against the Board and management of Merck for allegedly causing damage to the Company relating to the Company’s allegedly improper marketing of Vioxx. These requests remain under consideration.

As previously announced, the Board of Directors appointed a Special Committee to review the Company’s actions prior to its voluntary withdrawal of Vioxx, to act for the Board in responding to shareholder litigation matters related to the withdrawal of Vioxx, and to advise the Board with respect to any action that should be taken as a result of the review. In December 2004, the Special Committee retained the Honorable John S. Martin, Jr. of Debevoise & Plimpton LLP to conduct an independent investigation of senior management’s conduct with respect to the cardiovascular safety profile of Vioxx during the period Vioxx was developed and marketed. The review was completed in the third quarter of 2006 and the full report (including appendices) was made public in September 2006.

In addition, as previously disclosed, various putative class actions filed in federal court under the Employee Retirement Income Security Act (“ERISA”) against the Company and certain current and former officers and

Notes to Consolidated Financial Statements (continued)
directors (the “Vioxx ERISA Lawsuits” and, together with the Vioxx Securities Lawsuits and the Vioxx Derivative Lawsuits, the “Vioxx Shareholder Lawsuits”) have been transferred to the Shareholder MDL and consolidated for all purposes. The consolidated complaint asserts claims on behalf of certain of the Company’s current and former employees who are participants in certain of the Company’s retirement plans for breach of fiduciary duty. The lawsuits make similar allegations to the allegations contained in the Vioxx Securities Lawsuits. On October 7, 2005, defendants moved to dismiss the ERISA complaint. On July 11, 2006, Judge Chesler granted in part and denied in part defendants’ motion to dismiss.

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

Reserves
The Company currently anticipates that a number of Vioxx Product Liability Lawsuits will be tried in the last quarter of 2006 and throughout 2007. The Company anticipates that the trial in the Oregon securities case will be held in 2007, but the Company cannot predict whether this trial will proceed on schedule or the timing of any of the other Vioxx Shareholder Lawsuit trials. The Company believes that it has meritorious defenses to the Vioxx Lawsuits and will

Notes to Consolidated Financial Statements (continued)
vigorously defend against them. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek indeterminate damages, the Company is unable to predict the outcome of these matters, and at this time cannot reasonably estimate the possible loss or range of loss with respect to the Vioxx Lawsuits. The Company has not established any reserves for any potential liability relating to the Vioxx Lawsuits or the Vioxx Investigations, including for those cases in which verdicts or judgments have been entered against the Company, and are now in post-verdict proceedings or on appeal. In each of those cases the Company believes it has strong points to raise on appeal and therefore that unfavorable outcomes in such cases are not probable. Unfavorable outcomes in the Vioxx Litigation (as defined below) could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. As of December 31, 2005, the Company had established a reserve of $685 million solely for its future legal defense costs related to the Vioxx Litigation.

During the first nine months of 2006, the Company spent $325 million in the aggregate in legal defense costs worldwide related to (i) the Vioxx Product Liability Lawsuits, (ii) the Vioxx Shareholder Lawsuits, (iii) the Vioxx Foreign Lawsuits, and (iv) the Vioxx Investigations (collectively, the “Vioxx Litigation”). In the third quarter, the Company recorded a charge of $598 million to increase the reserve solely for its future legal defense costs related to the Vioxx Litigation to $958 million at September 30, 2006. In increasing the reserve, the Company considered the same factors that it considered when it previously established reserves for the Vioxx Litigation. Management now believes it has a better estimate of the Company’s expenses and can reasonably estimate such costs through 2008. Some of the significant factors considered in the establishment and ongoing review of the reserve for the Vioxx legal defense costs were as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of the Vioxx Litigation; the number of cases being brought against the Company; the costs and outcomes of completed trials and the anticipated timing, progression, and related costs of pre-trial activities and trials in the Vioxx Product Liability Lawsuits. Events such as scheduled trials, that are expected to occur throughout 2007 and into 2008, and the inherent inability to predict the ultimate outcomes of such trials, limit the Company’s ability to reasonably estimate its legal costs beyond the end of 2008. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase its reserves for legal defense costs at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

Governmental Proceedings
As previously disclosed, the Company has received a subpoena from the DOJ in connection with its investigation of the Company’s marketing and selling activities, including nominal pricing programs and samples. The Company has been advised that the activities being investigated by the DOJ are also the subject of a qui tam complaint. As previously disclosed, the Company has received CIDs from the Attorney General of Texas regarding the Company’s marketing and selling activities relating to Texas. In April 2004, the Company received a subpoena from the office of the Inspector General for the District of Columbia in connection with an investigation of the Company’s interactions with physicians in the District of Columbia, Maryland, and Virginia. In November 2004, the Company received a letter request from the DOJ in connection with its investigation of the Company’s pricing of Pepcid. In September 2005, the Company received a subpoena from the Illinois Attorney General seeking information related to repackaging of prescription drugs.

As previously disclosed, the Company has received a letter from the DOJ advising it of the existence of a qui tam complaint alleging that the Company violated certain rules related to its calculations of best price and other federal pricing benchmark calculations, certain of which may affect the Company’s Medicaid rebate obligation. The DOJ has informed the Company that it does not intend to intervene in this action and has closed its investigation. The lawsuit continues, however.

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

Notes to Consolidated Financial Statements (continued)
8.	Taxes on Income

As previously disclosed, the Internal Revenue Service (IRS) has substantially completed its examination of the Company’s tax returns for the years 1993 to 1996. The IRS is now in the process of concluding its examination for years 1996 through 2001. The Company and the IRS anticipate that the examination will be completed by the end of the year. The following significant open items have yet to be resolved; however the Company is attempting to resolve the items through the IRS administrative processes.

On September 26, 2006, in connection with its examination, the IRS issued a notice of proposed adjustment (the “2006 Notice”) for the years 1994-2001 with respect to a partnership transaction entered into in 1993. As previously reported, the Company had previously received a final notice of deficiency with respect to the transaction for the 1993 tax return. The 2006 Notice disallowed certain royalty and other expenses claimed as deductions on the tax returns for 1994 through 2001. If the IRS ultimately prevails in its positions, the Company’s income tax due for year 1993 would increase by approximately $60 million plus interest of approximately $70 million and penalties of approximately $12 million. For the years 1994-2001, the tax would increase by approximately $1,150 million plus interest of approximately $700 million. The IRS will likely make similar claims for years subsequent to 2001 with respect to this transaction. The potential disallowance for these later years, computed on a similar basis to the 1993-2001 disallowances, would be approximately $300 million plus interest of approximately $30 million. The IRS has proposed penalties on the Company with respect to 1993 through 2001 and the Company anticipates the IRS would seek to impose penalties on years subsequent to 2001.

On September 25, 2006, the Company received a notice of proposed adjustment relating to a 1995 minority interest equity financing. The notice proposes a disallowance of a capital loss which would increase the tax due for 1995 to 1998 by approximately $330 million plus interest of $150 million. In addition, the IRS proposes recharacterizing a loan from a foreign subsidiary to the Company as a taxable distribution resulting in an additional $330 million of tax due plus interest of $210 million.

In addition, on September 25, 2006, the Company received a notice of proposed adjustment relating to a minority interest equity financing entered into in 2000. The IRS proposes to include as income certain loans made by a foreign subsidiary to the Company. Such an adjustment would increase the tax due for 2000 and 2001 by approximately $160 million plus interest of $40 million. Similarly, the Company anticipates that the IRS’ position would increase the Company’s US income for 2002-2004 resulting in additional tax due for 2002 through 2004 by approximately $250 million plus interest of $30 million. The IRS has proposed penalties on the Company with respect to all periods that were the subject of the preliminary notice of adjustment with respect to this transaction and the Company anticipates the IRS would seek to impose penalties on all other periods.

The Company disagrees with the proposed adjustments and intends to pursue these matters through applicable IRS and judicial procedures, as appropriate. The Company has provided for the best estimate of the probable tax liability for these matters. While the resolution of these issues may result in tax liabilities which are significantly higher or lower than the reserves established for this matter, management currently believes that the resolution will not have a material adverse effect on the Company’s financial position or liquidity. However, an unfavorable resolution could have a material adverse effect on the Company’s results of operations in the quarter in which an adjustment is recorded and any settlement is likely to have a material adverse effect on the Company’s cash flows in the quarter that such payment is made.

As previously disclosed, Merck’s Canadian tax returns for the years 1998 through 2004 are being examined by the Canada Revenue Agency (CRA). On October 10, 2006, CRA issued the Company a notice of reassessment containing adjustments related to certain intercompany pricing matters which result in additional tax due of approximately $ 1.4 billion (US dollars) plus interest of $360 million (US dollars). The Company disagrees with the positions taken by CRA and believes they are without merit. The Company may be required to post a deposit of up to one half the tax and interest assessed which could have a material adverse effect on the Company’s cash flows in the quarter in which the deposit is made. The Company intends to contest the assessment through the CRA appeals process and the courts if necessary. Management believes that resolution of these matters will not have a material adverse effect on the Company’s financial position or liquidity. However, an unfavorable resolution could have a material adverse effect on the Company’s results of operations or cash flows in the quarter in which an adjustment is recorded or the tax is due.

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

Notes to Consolidated Financial Statements (continued)
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

9.	Pension and Other Postretirement Benefit Plans

The Company has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. The net cost of such plans consisted of the following components:

	($ in millions)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Service cost	$89.2	$81.0	$269.5	$242.1
Interest cost	85.5	77.6	255.6	234.8
Expected return on plan assets	(110.3)	(99.2)	(327.6)	(300.4)
Net amortization	42.0	37.9	126.9	114.5
Termination benefits	2.1	5.6	18.3	10.2
Curtailments	—	—	0.2	—
Settlements	15.0	—	15.0	—

	$123.5	$102.9	$357.9	$301.2

The Company provides medical, dental and life insurance benefits, principally to its eligible U.S. retirees and similar benefits to their dependents, through its other postretirement benefits plans. The net cost of such plans consisted of the following components:

	($ in millions)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Service cost	$24.6	$22.1	$66.5	$66.2
Interest cost	26.9	26.3	77.1	79.1
Expected return on plan assets	(30.6)	(25.8)	(87.0)	(77.5)
Net amortization	0.6	5.4	2.4	16.2
Termination benefits	0.4	0.8	2.6	1.6

	$21.9	$28.8	$61.6	$85.6

In connection with restructuring actions (see Note 2), the Company recorded termination charges for the three and nine months ended September 30, 2006 and 2005, on its pension plans and its other postretirement benefit plans related to expanded eligibility for certain employees exiting the Company. Also, in connection with these restructuring actions, the Company recorded curtailment losses for the nine months ended September 30, 2006 on its pension plans.

The Company also recorded settlement losses on certain of its domestic pension plans primarily resulting from employees electing to receive their pension benefits as lump sum payments.

The Company expects contributions to its defined benefit pension plans will total approximately $430 million during 2006.

Notes to Consolidated Financial Statements (continued)
10.	Other (Income) Expense, Net

Other (income) expense, net, consisted of:

	($ in millions)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest income	$(195.0)	$(122.3)	$(564.6)	$(314.8)
Interest expense	87.7	99.6	277.8	277.2
Exchange gains	(11.5)	(7.4)	(4.5)	(16.5)
Minority interests	30.7	30.9	90.7	91.6
Other, net	(46.6)	(25.5)	(104.8)	(21.7)

	$(134.7)	$(24.7)	$(305.4)	$15.8

The increase in interest income reflects interest income generated from the Company’s investment portfolio derived from higher interest rates and higher average investment portfolio balances.

Interest paid for the nine months ended September 30, 2006 and 2005, was $317.8 million and $288.2 million, respectively.

11.	Earnings Per Share

The weighted average common shares used in the computations of basic earnings per common share and earnings per common share assuming dilution (shares in millions) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Average common shares outstanding	2,175.2	2,194.0	2,180.1	2,200.9
Common shares issuable(1)	10.5	3.0	8.4	3.4

Average common shares outstanding assuming dilution	2,185.7	2,197.0	2,188.5	2,204.3

(1)	Issuable primarily under share-based compensation plans.
For the three and nine months ended September 30, 2006, 194.7 million and 222.8 million, respectively, and for the three and nine months ended September 30, 2005, 247.5 million common shares issuable under the Company’s share-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.

12.	Comprehensive Income

Comprehensive income representing all changes in stockholders’ equity during the period other than changes resulting from the Company’s stock for the three months ended September 30, 2006 and 2005, was $971.4 million and $1,466.0 million, respectively. Comprehensive income for the nine months ended September 30, 2006 and 2005 was $3,957.7 million and $3,607.9 million, respectively.

13.	Segment Reporting

The Company’s operations are principally managed on a products basis. The Merck Pharmaceutical segment includes products marketed either directly or through joint ventures. These products consist of therapeutic and preventive agents, sold by prescription, for the treatment of human disorders. Other segment revenues include non-reportable human and animal health segments.

Notes to Consolidated Financial Statements (continued)
     Revenues and profits for these segments are as follows:

	($ in millions)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Segment revenues:
Merck Pharmaceutical	$4,764.3	$5,054.6	$15,173.8	$15,293.1
Other segment revenues	562.9	351.8	1,189.4	845.4

	$5,327.2	$5,406.4	$16,363.2	$16,138.5

Segment profits:
Merck Pharmaceutical	$3,222.3	$3,266.1	$10,479.9	$9,663.4
Other segment profits	381.6	378.9	887.1	883.5

	$3,603.9	$3,645.0	$11,367.0	$10,546.9

     A reconciliation of total segment revenues to consolidated sales is as follows:

	($ in millions)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Segment revenues	$5,327.2	$5,406.4	$16,363.2	$16,138.5
Other revenues	83.2	9.8	228.7	107.5

	$5,410.4	$5,416.2	$16,591.9	$16,246.0

Other revenues are primarily comprised of miscellaneous corporate revenues, sales related to divested products or businesses and other supply sales.
Sales (1) of the Company’s products were as follows:

	($ in millions)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Singulair	$868.0	$692.5	$2,619.1	$2,157.0
Zocor	371.0	1,049.9	2,424.1	3,307.4
Fosamax	770.5	777.3	2,345.0	2,401.9
Cozaar/Hyzaar	813.3	751.4	2,298.1	2,255.1
Primaxin	181.8	181.9	523.6	548.1
Cosopt/Trusopt	190.9	156.3	517.8	449.7
Proscar	127.3	185.9	498.5	549.1
Vasotec/Vaseretic	134.5	149.2	410.8	471.3
Cancidas	127.1	142.3	397.1	412.5
Maxalt	105.1	92.3	295.2	254.2
Propecia	88.9	66.9	249.0	205.8
Vaccines/Biologicals	555.4	338.4	1,176.1	809.5
Other	1,076.6	831.9	2,837.5	2,424.4

	$5,410.4	$5,416.2	$16,591.9	$16,246.0

(1)	Presented net of discounts and returns.

Notes to Consolidated Financial Statements (continued)
Other primarily includes sales of other human pharmaceuticals, pharmaceutical and animal health supply sales to the Company’s joint ventures and revenue from the Company’s relationship with AstraZeneca LP primarily relating to sales of Nexium and Prilosec.
A reconciliation of segment profits to Income Before Taxes is as follows:

	($ in millions)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Segment profits	$3,603.9	$3,645.0	$11,367.0	$10,546.9
Other profits	56.9	17.3	163.0	129.4
Adjustments	110.4	170.1	375.6	419.9
Unallocated:
Interest income	195.0	122.3	564.6	314.8
Interest expense	(87.7)	(99.6)	(277.8)	(277.2)
Equity income from affiliates	37.7	68.0	175.6	141.7
Depreciation and amortization	(521.5)	(386.3)	(1,599.9)	(1,086.3)
Research and development	(945.4)	(942.6)	(3,059.9)	(2,736.0)
Other expenses, net	(1,218.5)	(595.8)	(2,398.7)	(1,609.2)

	$1,230.8	$1,998.4	$5,309.5	$5,844.0

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Acquisitions
On October 30, 2006, Merck and Sirna Therapeutics, Inc. (Sirna) announced they had entered into a definitive agreement under which Merck will acquire through a merger 100% of the equity of Sirna for $13 per share in cash. The transaction has a cash value of approximately $1.1 billion. Sirna is a publicly held biotechnology company that is a leader in developing a new class of medicines based on RNA interference (RNAi) technology, which could significantly alter the treatment of disease. RNAi-based therapeutics selectively catalyze the destruction of the RNA transcribed from an individual gene. The acquisition is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act and approval by the stockholders of Sirna and other customary closing conditions. The companies expect to complete the acquisition in the first quarter of 2007.
In May 2006, Merck acquired Abmaxis, Inc. (Abmaxis), a privately-held biopharmaceutical company dedicated to the discovery and optimization of monoclonal antibody (MAb) products for human therapeutics and diagnostics, for $80 million in cash. In June 2006, Merck acquired GlycoFi, Inc. (GlycoFi), a privately-held biotechnology company that was a leader in the field of yeast glycoengineering, that is the addition of specific carbohydrate modifications to the proteins in yeast, and optimization of biologic drug molecules, for $373 million in cash ($400 million purchase price net of $25 million of shares already owned and net transaction costs). The Company recorded a $296.3 million charge for acquired research in connection with the acquisition which is not deductible for tax purposes. While each of the acquisitions has independent scientific merits, the combination of the GlycoFi and Abmaxis platforms is potentially synergistic, giving Merck the ability to operate across the entire spectrum of therapeutic antibody discovery, development and commercialization (see Note 4).
Global Restructuring Program
In November 2005, the Company commenced the initial phase of its global restructuring program designed to reduce the Company’s cost structure, increase efficiency, and enhance competitiveness. As part of this program, Merck plans to sell or close five manufacturing sites and two preclinical sites by the end of 2008, and eliminate approximately 7,000 positions company-wide. To date, manufacturing operations have ceased at one site, one other site has been sold, and the two preclinical sites have been closed. The Company has also sold certain other facilities and related assets in connection with the restructuring program. There have been approximately 3,900 positions eliminated throughout the Company since inception of the program (approximately 2,800 of which were eliminated during the nine months ended September 30, 2006). Through the end of 2008, when the initial phase of the global restructuring program is expected to be substantially complete, the cumulative pre-tax costs are expected to range from $1.8 billion to $2.2 billion. The Company expects to record charges of approximately $900 million to $1 billion during 2006, based on estimated time of completion, as the sales/closures of the facilities occur. Cumulative pre-tax savings are expected to be $4.5 to $5.0 billion from 2006 through 2010. The Company recorded pre-tax restructuring costs of $249.2 million ($165.9 million after tax or $0.08 per share) and $714.0 million ($463.3 after tax or $0.21 per share) for the three and nine months ended September 30, 2006, respectively. These costs related primarily to the global restructuring program which was comprised primarily of accelerated depreciation and separation costs, partially offset by gains on sales of facilities in connection with this restructuring action (see Note 2).
Share-Based Compensation
Effective January 1, 2006, the Company adopted Financial Accounting Standards No. 123R, Share-Based Payments (FAS 123R). Employee stock option expense was previously recognized using the intrinsic value method which measures share-based compensation expense as the amount at which the market price of the stock at the date of grant exceeds the exercise price. FAS 123R requires the recognition of the fair value of share-based compensation in net income, which the Company will recognize on a straight-line basis over the requisite service period. Additionally, the Company elected the modified prospective transition method for adopting FAS 123R, and therefore, prior periods were not restated. Under this method, the provisions for FAS 123R apply to all awards granted or modified after January 1, 2006. In addition, the unrecognized expense of awards that have not yet vested at the date of adoption shall be recognized in net income in the periods after the date of adoption. The Company recorded share-based compensation cost in the amount of $63.7 million and $246.0 million for the three and nine months ended September 30, 2006, respectively, of which $42.3 million and $182.8 million, respectively, was incremental due to the adoption of FAS 123R (see Note 3). Incremental share-based compensation expense for full year 2006 is expected to be approximately $220 million.
At September 30, 2006, there was $374.9 million of total pre-tax unrecognized compensation expense related to nonvested awards which will be recognized over a weighted average period of 2.3 years. For segment reporting, share-based compensation expense is recorded in unallocated expense.

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
Operating Results
Summary
Earnings per share assuming dilution (EPS) for the three and nine months ended September 30, 2006 were $0.43 and $1.81, respectively, compared with $0.65 and $1.59 for the three and nine months ended September 30, 2005, respectively. Net income for the three and nine months ended September 30, 2006 was $940.6 million and $3.96 billion, respectively, compared with $1.42 billion and $3.51 billion for the three and nine months ended September 30, 2005, respectively.
EPS and Net income for the three and nine months ended September 30, 2006 were negatively affected by an additional reserve solely for future Vioxx legal defense costs, charges related to the global restructuring program, as well as the impact of adopting FAS 123R. Additionally, EPS and Net income for the nine months ended September 30, 2006 were negatively impacted by the acquired research charge related to the GlycoFi acquisition in the second quarter of 2006. EPS and Net income for the nine months ended September 30, 2005 were negatively impacted by the net tax charge primarily related to the repatriation of foreign earnings in accordance with the AJCA.
Worldwide sales were $5.41 billion for the third quarter of 2006, compared with $5.42 billion for the third quarter of 2005. Global sales performance included a 1% volume increase, 1% favorable effect from foreign exchange, and a 2% unfavorable effect from price changes for the quarter. Worldwide sales were $16.59 billion for the first nine months of 2006, compared with $16.25 billion for the first nine months of 2005, representing an increase of 2%. Global sales performance for the first nine months of 2006 included a 2% volume increase, a 1% favorable effect from price changes, and a 1% unfavorable effect from foreign exchange.
Materials and production costs were $1.54 billion for the third quarter of 2006, an increase of 25% from the third quarter of 2005, including $199.6 million recorded in the current quarter primarily for accelerated depreciation and asset impairment costs associated with the global restructuring program. The increase also reflects $4.5 million related to the expensing of stock options. For the nine months ended September 30, 2006, Materials and production costs were $4.33 billion, which includes the impact of $572.1 million in restructuring costs and $19.7 million related to the expensing of stock options.
The gross margin was 71.5% in the third quarter of 2006 compared with 77.1% in the third quarter of 2005. The 2006 gross margin reflects a 3.7 percentage point unfavorable impact relating to the costs associated with the global restructuring program. Changes in the product mix also had an unfavorable impact for the third quarter of 2006. For the first nine months of 2006, the gross margin was 73.9%, including a 3.4 percentage point unfavorable impact relating to the costs associated with the global restructuring program, compared with 77.4% for the comparable prior year period.
Marketing and administrative expenses were $2.37 billion, an increase of 43% in the third quarter of 2006. Marketing and administrative expenses includes an additional $598 million reserve solely for future legal defense costs for Vioxx litigation, as well as the impact of $25.3 million related to the expensing of stock options. For the nine months ended September 30, 2006, Marketing and administrative expenses increased 16%, which includes the impact of the additional reserve solely for future legal defense costs for Vioxx litigation, as well as the impact of $113.2 million related to the expensing of stock options. The results also reflect the increase in the level of activity to support three recently-approved vaccines and the launch of Januvia in the United States.
Research and development expenses totaling $945.4 million for the third quarter of 2006 were comparable to the third quarter of 2005 and included $11.1 million for the expensing of stock options. For the nine months ended September 30, 2006, Research and development expenses increased 12%, which reflected the $296.3 million acquired research charge associated with the GlycoFi acquisition, $55.4 million related to the global restructuring program, and the impact of $46.6 million related to the expensing of stock options.

Restructuring costs were $49.6 million for the quarter, representing separation and other related costs associated with the global restructuring program. For the nine months ended September 30, 2006, Restructuring costs were $86.5 million and included the impact of gains on the sales of facilities in connection with the program (see Note 2).
Equity income from affiliates for the three and nine months ended September 30, 2006 was $595.4 million and $1.71 billion, respectively, compared with $480.1 million and $1.13 billion for the three and nine months ended September 30, 2005, respectively. The increases in 2006 primarily reflect the successful performance of Zetia and Vytorin through the Merck/Schering-Plough partnership and the higher year-to-date partnership returns from AstraZeneca LP (AZLP).
The change in Other (income) expense, net for the three and nine months ended September 30, 2006 as compared with the same periods of 2005 primarily reflects an increase in interest income generated from the Company’s investment portfolio derived from higher interest rates and higher average investment portfolio balances.
The effective tax rate was 23.6% for the third quarter of 2006 and 28.9% for the third quarter of 2005. The effective tax rate was 25.4% and 39.9% for the first nine months of 2006 and 2005, respectively. The 2006 effective tax rate reflects the impact of the second quarter acquired research charge, the third quarter additional reserve solely for future Vioxx legal defense costs, as well as costs associated with the global restructuring program. The 2005 effective tax rate reflects the net tax charge primarily related to the AJCA.
Sales
Sales of the Company’s products were as follows:

	($ in millions)
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Singulair	$868.0	$692.5	$2,619.1	$2,157.0
Zocor	371.0	1,049.9	2,424.1	3,307.4
Fosamax	770.5	777.3	2,345.0	2,401.9
Cozaar/Hyzaar	813.3	751.4	2,298.1	2,255.1
Primaxin	181.8	181.9	523.6	548.1
Cosopt/Trusopt	190.9	156.3	517.8	449.7
Proscar	127.3	185.9	498.5	549.1
Vasotec/Vaseretic	134.5	149.2	410.8	471.3
Cancidas	127.1	142.3	397.1	412.5
Maxalt	105.1	92.3	295.2	254.2
Propecia	88.9	66.9	249.0	205.8
Vaccines/Biologicals	555.4	338.4	1,176.1	809.5
Other	1,076.6	831.9	2,837.5	2,424.4

	$5,410.4	$5,416.2	$16,591.9	$16,246.0

Sales by product are presented net of discounts and returns. The provision for discounts includes indirect customer discounts that occur when a contracted customer purchases directly through an intermediary wholesale purchaser, known as chargebacks, as well as indirectly in the form of rebates owed based upon definitive contractual agreements or legal requirements with private sector and public sector (Medicaid) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. These discounts, in the aggregate, reduced revenues by $656.8 million and $1,245.7 million for the three months ended September 30, 2006 and 2005, respectively, and by $2,909.2 million and $3,406.7 million for the nine months ended September 30, 2006 and 2005, respectively. Other primarily includes sales of other human pharmaceuticals, pharmaceutical and animal health supply sales to the Company’s joint ventures and revenue from the Company’s relationship with AZLP. Inventory levels at key wholesalers for each of the Company’s major products are generally less than one month.
Worldwide sales were strong for Singulair, a once-a-day oral medicine indicated for the chronic treatment of asthma and the relief of symptoms of allergic rhinitis, reaching $868.0 million for the third quarter of 2006, representing growth of 25% over the third quarter of 2005. Sales for the first nine months of 2006 were $2.62 billion, a 21% increase over the comparable 2005 period. Singulair continues to be the number one prescribed product in the U.S. respiratory market.

Global sales of Merck’s antihypertensive medicines, Cozaar and Hyzaar*, were $813.3 million for the third quarter of 2006, representing an increase of 8% from the third quarter of 2005. Sales for the first nine months of 2006 were $2.30 billion, a 2% increase compared with the first nine months of 2005.
Global sales for Fosamax and Fosamax Plus D (marketed as Fosavance throughout the European Union (EU)) were $770.5 million for the third quarter of 2006, representing a decrease of 1% compared to the third quarter of 2005. U.S. sales for the quarter increased 7%. Sales outside the United States were affected by the availability of other alendronate sodium products in several key markets. Global sales for the first nine months were $2.34 billion, a 2% decrease over the comparable 2005 period. Fosamax and Fosamax Plus D together remain the most prescribed medicine worldwide for the treatment of postmenopausal, male and glucocorticoid-induced osteoporosis.
In August 2006, Fosamax (marketed as Fosamac) became the first once-weekly, oral medicine for osteoporosis to be launched in Japan, the second largest pharmaceutical market in the world and home to approximately 10 million women with the disease.
In September 2006, Merck presented data from two studies at the 28th Annual Meeting of the American Society for Bone Mineral Research (ASBMR) which showed that higher persistency rates were seen among osteoporosis patients taking Fosamax Once Weekly (alendronate) therapies than were seen among patients taking ibandronate once monthly or once weekly risedronate therapies. The data were based on studies conducted by the Company comparing the persistency rates of weekly versus monthly oral bisphosphonate dosing frequency. Both studies were based on a review of two prescription drug databases containing prescription records from a total of over 300,000 patients in the United States.
Zocor, Merck’s statin for modifying cholesterol, achieved worldwide sales of $371.0 million in the third quarter of 2006, representing a decrease of 65% over the third quarter of 2005. Sales for the first nine months of 2006 were $2.42 billion, a 27% decrease compared with the first nine months of 2005. Merck’s U.S. marketing exclusivity for Zocor expired on June 23, 2006.
The Company’s previously signed authorized generic agreement with Dr. Reddy’s Laboratories went into effect subsequent to the Zocor patent expiration in the United States. During the third quarter of 2006, Merck recorded $82.0 million in Other revenue associated with the Dr. Reddy’s arrangement for simvastatin. Merck continues to offer branded Zocor and to manufacture simvastatin for branded Zocor, Vytorin, the Company’s investigational compound MK-0524B and Dr. Reddy’s authorized generic.
Total sales of Merck’s other promoted medicines and vaccines were $1.79 billion for the third quarter of 2006, representing growth of 15% as compared with the third quarter of 2005. Sales for the first nine months of 2006 were $4.85 billion compared with $4.42 billion for the same period of 2005. These products treat or prevent a broad range of medical conditions, including glaucoma, migraine, and pain in addition to infectious disease, cervical cancer, rotavirus disease and shingles.
Vaccine sales were $555.4 million for the third quarter of 2006, representing strong growth of 64%. Sales of vaccines for the first nine months of 2006 were $1.18 billion compared with $809.5 million for the comparable period of 2005. The results benefited from the launch of three new vaccines, RotaTeq, Zostavax and Gardasil, and the strong performance of ProQuad.
Total sales for Gardasil, Merck’s vaccine to prevent cervical cancer and vulvar and vaginal pre-cancers caused by human papillomavirus (HPV) types 16 and 18 and to prevent low-grade and pre-cancerous lesions and genital warts caused by HPV types 6, 11, 16 and 18, were $70.0 million for the third quarter of 2006. Managed care plans representing more than 90% of covered lives of girls and women aged 9-26 have added Gardasil to their respective formularies. On November 1, 2006, the Company announced that the U.S. Centers for Disease Control and Protection (CDC) added Gardasil to the CDC’s Vaccines for Children contract for girls and women aged 9 to 18.

*	COZAAR and HYZAAR are registered trademarks of E.I. DuPont de Nemours & Company, Wilmington, Delaware.

In late September 2006, Gardasil was approved as the first and only vaccine in the EU for use in children and adolescents aged 9 to 15 years and in adult females aged 16 to 26 years for the prevention of cervical cancer, high-grade cervical dysplasias/precancers [cervical intraepithelial neoplasia (CIN 2/3)], high-grade/precancerous vulvar dysplastic lesions (VIN 2/3) and external genital warts (condyloma acuminata) caused by HPV types 6, 11, 16 and 18. Gardasil will be marketed by Sanofi Pasteur MSD, a joint venture between Sanofi Pasteur and Merck & Co., Inc., in 19 European countries, including 15 in the EU. In the remaining Central and Eastern European countries, Gardasil will be marketed by Merck Sharp & Dohme as either Gardasil or Silgard.
Clinical studies to evaluate the efficacy of Gardasil in females 27-45 years of age and males 16-26 years of age continue in more than 30 countries around the world. Merck is also conducting ongoing clinical studies to assess the potential for cross-protection against HPV types related to HPV 16 and 18, including HPV 31 and 45. Cross-protection, if proven, could potentially expand the vaccine’s prevention coverage against cervical cancer.
RotaTeq, Merck’s vaccine to help protect children against rotavirus gastroenteritis, achieved total sales of $61.8 million for the third quarter of 2006. Within the United States, health insurance plans representing more than 80% of covered lives in the eligible age group of infants and young children between six and 32 weeks of age have added RotaTeq to their formularies. Applications for licensure of RotaTeq have been filed in more than 100 countries. In Nicaragua, where RotaTeq was recently approved, Merck will provide the vaccine free for all infants born in the country over a three-year period through a joint demonstration project with the Nicaraguan Ministry of Health.
On October 25, 2006, the Company announced that the U.S. Centers for Disease Control and Prevention’s Advisory Committee on Immunization Practices (ACIP) voted unanimously to recommend that adults 60 years of age and older be vaccinated with Zostavax (Zoster Vaccine Live (Oka/Merck)) to help prevent shingles (herpes zoster), a frequently painful disease marked by a blistering rash. Zostavax was approved by the U.S. Food and Drug Administration (FDA) on May 25, 2006 for the prevention of shingles in individuals 60 years of age and older. Zostavax is not a treatment for shingles or postherpetic neuralgia (long-term nerve pain that can be a complication of shingles).
Merck earns ongoing revenue based on sales of products that are associated with its alliances, the most significant of which is AstraZeneca LP. Revenue from AstraZeneca LP recorded by Merck was $442.5 million in the third quarter of 2006 and $1.24 billion for the first nine months of 2006, which were comparable to the corresponding prior year periods.
Combined global sales of Zetia and Vytorin, as reported by the Merck/Schering-Plough partnership, were $1.03 billion for the third quarter of 2006 and were $2.80 billion for the first nine months of 2006.
Global sales of Zetia, the cholesterol-absorption inhibitor also marketed as Ezetrol outside the United States, reached $501.9 million in the third quarter of 2006, an increase of 41% compared with the third quarter of 2005. Sales for the first nine months of 2006 were $1.39 billion, an increase of 39% over the comparable 2005 period.
Global sales of Vytorin, marketed outside the United States as Inegy, reached $526.6 million in the third quarter of 2006. Sales for the first nine months of 2006 were $1.40 billion. On October 5, 2006, the Merck/Schering-Plough partnership announced that the FDA had approved the inclusion of new data in the product label showing that Vytorin, a cholesterol-absorption inhibitor combined with simvastatin, is more effective than Crestor at lowering LDL cholesterol at all compared doses, ranging from the usual starting recommended doses (Vytorin 10/20 mg, Crestor 10 mg) to the maximum approved doses (Vytorin 10/80 mg, Crestor 40 mg). Vytorin now has been shown in clinical studies to provide greater LDL cholesterol lowering efficacy versus Lipitor, Crestor and Zocor at all study dose comparisons.
The Company records the results from its interest in the Merck/Schering-Plough partnership in Equity income from affiliates.
Research and Development
On October 16, 2006, Januvia was approved by the FDA, and is now the first and only dipeptidyl peptidase-4 (DPP-4) inhibitor available in the United States for the treatment of type 2 diabetes. DPP-4 inhibitors represent a new class of prescription medications that improve blood sugar control in patients with type 2 diabetes by enhancing a natural body system called the incretin system. Januvia has been approved as monotherapy and as add-on therapy to either of two other types of oral diabetes medications, metformin or thiazolidinediones (TZDs), to improve blood sugar (glucose) control in patients with type 2 diabetes when diet and exercise are not enough.
Clinical studies show that Januvia provides significant A1C (a measure of average blood glucose level over a two- to three-month period) reductions in both monotherapy and when added to commonly used diabetes drugs such as metformin and TZDs. Treatment with Januvia was not associated with weight gain or an increased risk of hypoglycemia. The recommended dose of Januvia is 100 mg once daily. Januvia has already launched in Mexico, and other regulatory filings around the world are moving ahead as planned.
Januvia also is being investigated as part of a single tablet combination with metformin, known as MK-0431A. The FDA has accepted Merck’s filing for standard review, and FDA action is anticipated by the end of March 2007.
On October 6, 2006, Merck announced that the FDA had approved Zolinza for the treatment of cutaneous manifestations in patients with cutaneous T-cell lymphoma (CTCL) who have progressive, persistent or recurrent disease on or following two systemic therapies. The approval of Zolinza represents the first anticancer treatment approved for CTCL since 1999.
Merck presented interim 24-week data on MK-0518, the Company’s investigational HIV integrase inhibitor, from the Phase II dose-ranging study in previously untreated patients at the 16th International AIDS Conference in August 2006. The data showed that MK-0518 twice daily, when used in combination with tenofovir and lamivudine, achieved a comparable viral load reduction to efavirenz combined with the same agents.
At the American Society for Microbiology’s 46th Annual International Conference on Antimicrobial Agents and Chemotherapy in September 2006, Merck presented additional analyses from this study that demonstrated no increase in lipid levels in treatment-naive patients taking MK-0518 with tenofovir and lamivudine. Also presented at the conference were the interim 24-week data from another ongoing study that showed MK-0518 maintaining viral load regression in treatment-experienced patients who failed antiretroviral therapy and who were resistant to drugs in all three classes of oral antiretroviral drugs.
On September 29, 2006, Merck announced it will not file a worldwide marketing application in 2007 for MK-0524B, its investigational fixed-dose combination of MK-0524A (a DP-1 selective inhibitor coupled with extended-release niacin) and simvastatin, because of an unresolved formulation issue. A new filing date has not been determined. Phase III clinical studies supporting MK-0524B continue with MK-0524A co-administered with simvastatin. In addition, the clinical development program for MK-0524A remains on track, and the Company plans to file MK-0524A with the FDA in 2007.
On October 13, 2006, Merck and H. Lundbeck A/S of Denmark announced that the submission of a New Drug Application (NDA) for gaboxadol with the FDA will no longer occur in the first quarter of 2007. The companies plan to submit the application to the FDA in mid-2007. The delay in the NDA submission for gaboxadol, a novel investigational drug in Phase III development for the treatment of insomnia, resulted from slower than anticipated enrollment in ongoing trials.
Merck has initiated a targeted Phase III program with its investigational compound for the treatment of obesity, MK-0364, which is an investigational cannabinoid-1 receptor (CB1R) inverse agonist. The Company is not in a position at this time to provide a potential product profile or a filing date.
Merck continues its strategy of establishing strong external alliances to complement our substantial internal research capabilities, including research collaborations, licensing pre-clinical and clinical compounds and technology transfers to drive both near- and long-term growth. Through the third quarter of 2006, Merck has entered into 24 such transactions.
On October 12, 2006, Merck and Ambrilia Biopharma Inc. (Ambrilia), a biopharmaceutical company developing innovative therapeutics in the fields of cancer and infectious diseases, announced they entered into an exclusive licensing agreement granting Merck the worldwide rights to Ambrilia’s HIV/AIDS protease inhibitor program. Under the terms of the agreement, Ambrilia granted Merck the exclusive worldwide rights to its lead compound, PPL-100, which has completed a Phase I single-dose pharmacokinetic study and is currently in a Phase I repeat dose pharmacokinetic study. In return, Ambrilia received an upfront licensing fee of $17 million on signing and is eligible for cash payments totaling up to $215 million upon successful completion of development, clinical, regulatory and sales milestones. Ambrilia will receive royalties on all future product sales.
On September 27, 2006, the Company announced that it will expand the scope of its existing strategic collaboration with FoxHollow Technologies, Inc. (FoxHollow) for atherosclerotic plaque analysis and that Merck will acquire a stake in FoxHollow with the purchase of $95 million in common stock, subject to customary closing conditions and clearance under the Hart-Scott-Rodino Antitrust Improvements Act. Merck will acquire newly-issued shares of FoxHollow common stock at $29.629 per share, representing approximately an 11% stake. Under the terms of the expanded collaboration agreement, Merck will pay $40 million to FoxHollow over four years in exchange for FoxHollow’s agreement to collaborate exclusively with Merck in specified disease areas. Merck will also provide a minimum of $60 million in funding to FoxHollow over the first three years of the four year collaboration program term, for research activities to be conducted by FoxHollow under Merck’s direction. FoxHollow will receive milestone payments on successful development of drug products or diagnostic tests utilizing results from the collaboration, as well as royalties. This transaction is expected to close in the fourth quarter of 2006.
On August 11, 2006, Merck and Gilead Sciences, Inc. established an agreement for the distribution of Atripla, a once-daily, single tablet regimen for the treatment of HIV-1 infection in adults, in developing countries around the world. Atripla contains 600 mg of efavirenz, a non-nucleoside reverse transcriptase inhibitor, 200 mg of emtricitabine and 300 mg of tenofovir disoproxil fumarate, both nucleoside reverse transcriptase inhibitors. Efavirenz is marketed by Merck under the tradename Stocrin in all territories outside of the United States, Canada and certain European countries (where it is commercialized by Bristol-Myers Squibb under the tradename Sustiva). Emtricitabine and tenofovir disoproxil fumarate are commercialized by Gilead Sciences under the tradenames Emtriva and Viread, respectively. The compounds are commonly prescribed together as a once-daily, fixed-dose tablet, marketed under the tradename Truvada for use as part of combination therapy.
On October 9, 2006, Bristol-Myers Squibb Company, Gilead Sciences, Inc. and Merck, announced the submission of a Marketing Authorisation Application (MAA) for Atripla in the EU to the European Medicines Agency (EMEA). The MAA will be reviewed by the Committee for Medicinal Products for Human Use, subject to validation by the EMEA. The MAA for Atripla in the EU was filed jointly by the three companies through a newly established three-way joint venture based in Ireland, Bristol-Myers Squibb Gilead Sciences And Merck Sharp & Dohme Limited. Review of the MAA will be conducted by the EMEA under the centralized licensing procedure, which, when finalized, provides one marketing authorization in all member states of the EU. Discussions among the three companies regarding agreements for manufacturing, commercialization and distribution of Atripla in the EU are ongoing.

Liquidity and Capital Resources

($ in millions)	September 30, 2006	December 31, 2005

Cash and investments	$15,530.7	$16,745.5
Working capital	$4,076.5	$7,806.9
Total debt to total liabilities and equity	13.7%	18.1%
The decrease in working capital primarily reflects a change in the mix of the Company’s investments from short-term to long-term. The decrease in the ratio of total debt to total liabilities and equity primarily reflects the repayment of commercial paper in the first half of 2006.
Cash provided by operations continues to be the Company’s primary source of funds to finance operating needs and capital expenditures. Net cash provided by operating activities totaled $5.0 billion and $5.3 billion for the nine months ended September 30, 2006 and 2005, respectively. In 2005, the Company repatriated $15.9 billion in connection with the AJCA and recorded an income tax charge of $766.5 million ($740.0 million recorded in the second quarter of 2005) related to this repatriation, $185.0 million of which was paid in the fourth quarter of 2005 and the remainder was paid in the first quarter of 2006 (see Note 8).
As more fully described in Note 8, the Company is currently addressing certain tax matters with applicable taxing authorities. While the ultimate resolutions of these matters are not expected to have material adverse effects on the Company’s liquidity or financial condition, any payments made or deposits paid in conjunction with these matters are likely to have a material adverse effect on the Company’s cash flows in the quarter such payments or deposits are made.
Capital expenditures totaled $684.7 million and $996.1 million for the first nine months of 2006 and 2005, respectively. Capital expenditures for the full year 2006 are expected to approximate $1.1 billion.
Dividends paid to stockholders were $2.5 billion for the first nine months of both 2006 and 2005. In May and July 2006, the Board of Directors declared a quarterly dividend of $0.38 cents per share on the Company’s common stock for the third and fourth quarters of 2006, respectively.
The Company purchased $751.0 million of its common stock (20.8 million shares) for its Treasury during the first nine months of 2006. The Company has approximately $6.8 billion remaining under the July 2002 treasury stock purchase authorization.
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
Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106 and 132R (FAS 158), which is effective December 31, 2006, except for the requirement to measure plan assets and benefit obligations as of the company’s fiscal year-end balance sheet which is effective as of December 31, 2008. Retrospective application is not permitted. Among other provisions, FAS 158 requires companies to fully recognize the funded or unfunded status of their benefit plans as an asset or liability, as well as recognize any previously unrecognized gains and losses and unrecognized prior service costs as a component of accumulated other comprehensive income, net of taxes, on the balance sheet. Since the Company measures plan assets and obligations on an annual basis, it cannot estimate the impact of FAS 158 in advance of the Company’s December 31, 2006 measurement date. If the Company had been required to adopt the provisions of FAS 158 as of December 31, 2005, the Company estimates that Stockholders’ equity would have decreased by approximately 10%. However, the impact of adoption on December 31, 2006 could differ significantly as it will reflect asset performance through the end of 2006 as well as interest rates and other factors which are applicable as of December 31, 2006. The adoption of FAS 158 is not expected to impact the Company’s results of operations and cash flows, or any of the Company’s financial agreements or covenants.
Also in September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which will be effective for the year ended December 31, 2006. The objective of SAB 108 is to eliminate diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires quantification of financial statement misstatements based on the effects of the misstatements on the consolidated statement of income and the consolidated balance sheet and related financial statement disclosures. The adoption of SAB 108 is not expected to have an impact on Merck’s financial position or results of operations.
Additionally in September 2006, the FASB issued Statement No. 157, Fair Value Measurements (FAS 157), which will be effective January 1, 2008. This Statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. The effect of adoption of FAS 157 on the Company’s financial position and results of operations is not expected to be material.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which is effective January 1, 2007. FIN 48 clarifies the accounting for the uncertainty in tax positions by requiring companies to recognize in their financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit based on the technical merits of the position. Among other provisions, FIN 48 also requires expanded disclosures at the end of each annual period presented. The adoption of FIN 48 may result in the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The effect of adoption of FIN 48 on the Company’s financial position and results of operations has not yet been determined.
Legal Proceedings
The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including product liability, intellectual property, and commercial litigation, as well as additional matters such as antitrust actions. The following discussion is limited to recent developments concerning legal proceedings and should be read in conjunction with Note 7 to the consolidated financial statements of this report and the Company’s 2005 Annual Report on Form 10-K for the year ended December 31, 2005, and the Company’s Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

Vioxx Litigation
Product Liability Lawsuits
As previously disclosed, federal and state product liability lawsuits involving individual claims, as well as putative class actions, have been filed against the Company with respect to Vioxx. As of October 9, 2006, the Company had been served or was aware that it had been named as a defendant in approximately 23,800 lawsuits filed on or before September 30, which include approximately 41,750 plaintiff groups, alleging personal injuries resulting from the use of Vioxx. Of these lawsuits, approximately 7,450 lawsuits representing approximately 21,950 plaintiff groups are or are slated to be in the federal MDL (discussed below) and approximately 13,850 lawsuits representing approximately 13,850 plaintiff groups are included in a coordinated proceeding in New Jersey Superior Court before Judge Carol E. Higbee. Certain of these lawsuits include allegations regarding gastrointestinal bleeding, cardiovascular events, thrombotic events or kidney damage. The Company has also been named as a defendant in approximately 275 putative class actions alleging personal injuries or seeking (i) medical monitoring as a result of the putative class members’ use of Vioxx, (ii) disgorgement of certain profits under common law unjust enrichment theories, and/or (iii) various remedies under state consumer fraud and fair business practice statutes, including recovering the cost of Vioxx purchased by individuals and third-party payors such as union health plans (all of the actions discussed in this paragraph are collectively referred to as the “Vioxx Product Liability Lawsuits”). The actions filed in the state courts of California, Texas, and New Jersey, and in the counties of Philadelphia, Pennsylvania, and Clark County, Nevada have been transferred to a single state court in each location for coordinated proceedings.
In addition to the Vioxx Product Liability Lawsuits discussed above, the claims of over 3,000 plaintiff groups have been dismissed to date. Of these, there have been over 1,100 plaintiff groups whose claims were dismissed with prejudice (i.e., they can not be brought again) either by plaintiffs themselves or by the courts. Over 2,000 additional plaintiff groups have had their claims dismissed without prejudice (i.e., they can be brought again).
On February 16, 2005, the Judicial Panel on Multidistrict Litigation (the “JPML”) transferred all Vioxx Product Liability Lawsuits pending in federal courts nationwide into one Multidistrict Litigation (“MDL”) for coordinated pre-trial proceedings. The MDL has been transferred to the United States District Court for the Eastern District of Louisiana before District Judge Eldon E. Fallon.
In July 2005, Judge Fallon indicated that he would schedule for trial a series of cases during the period November 2005 through 2006, in the following categories: (i) heart attack with short term use; (ii) heart attack with long term use; (iii) stroke; and (iv) cardiovascular injury involving a prescription written after April 2002 when the labeling for Vioxx was revised to include the results of the VIGOR trial. These trials began in November 2005 and the trials that took place since June 30, 2006 are described in further detail below.
Several Vioxx Product Liability Lawsuits are currently scheduled for trial in the fourth quarter of 2006. The Company has provided a list of such trials at its website at www.merck.com which it will periodically update as appropriate. The Company has included its website address only as an inactive textual reference and does not intend it to be an active link to its website nor does it incorporate by reference the information contained therein.
Merck has entered into a tolling agreement (the “Tolling Agreement”) with the MDL Plaintiffs’ Steering Committee that establishes a procedure to halt the running of the statute of limitations (tolling) as to certain categories of claims allegedly arising from the use of Vioxx by non-New Jersey citizens. The Tolling Agreement applies to individuals who have not filed lawsuits and may or may not eventually file lawsuits and only to those claimants who seek to toll claims alleging injuries resulting from a thrombotic cardiovascular event that results in a myocardial infarction or ischemic stroke. The Tolling Agreement provides counsel additional time to evaluate potential claims. The Tolling Agreement requires any tolled claims to be filed in federal court. As of October 9, 2006, approximately 15,000 claimants had entered into Tolling Agreements on or before September 30, 2006.
The Company has previously disclosed the outcomes of several Vioxx Product Liability Lawsuits that were tried prior to June 30, 2006.
In July 2006, in Doherty v. Merck, in Superior Court of New Jersey, Law Division, Atlantic County, a jury returned a verdict in favor of the Company on all counts. The jury rejected a claim by the plaintiff that her nearly three years of Vioxx use caused her heart attack. The jury also found in Merck’s favor on the plaintiff’s consumer fraud claim.
In August 2006, in the first case to go to trial in the California coordinated proceeding, Grossberg v. Merck, the jury in Los Angeles, California returned a verdict for Merck on all counts.

In August 2006, in Barnett v. Merck, a case before Judge Fallon in the MDL, a jury in New Orleans, Louisiana returned a plaintiff verdict in the second federal Vioxx case to go to trial. The jury awarded $50 million in compensatory damages and $1 million in punitive damages. On August 30, 2006, Judge Fallon overturned as excessive the damages portion of the verdict and ordered a new trial on damages. The Company is seeking a new trial on all issues.
On September 26, 2006, in Smith v. Merck, the third case to go to trial in the federal MDL, a jury returned a verdict in favor of Merck on all counts.
The Company previously disclosed that in April 2006, in Garza v. Merck, a jury in Rio Grande City, Texas returned a verdict in favor of the plaintiff. In September 2006, the Texas state court granted the Company’s request to investigate possible jury bias because a juror admitted that he had, prior to the trial, on several occasions borrowed money from the plaintiff.
In August 2006, Judge Fallon granted the Company’s motion to dismiss two Vioxx class action claims previously filed in the federal court; one claim filed by plaintiffs from France and the other claim by plaintiffs from Italy.
In August 2006, Judge Higbee set aside the November 2005 jury verdict in favor of Merck in Humeston v. Merck and ordered a new trial on the grounds of newly discovered evidence. The Company has filed a motion for reconsideration of Judge Higbee’s decision to re-try the case.
On September 19, 2006, Merck filed a notice of appeal of the previously disclosed August 2005 jury verdict in favor of the plaintiff in the Texas state court case, Ernst v. Merck. Among several independent grounds for reversal, the Company will argue that there was insufficient evidence that Mr. Ernst suffered an injury due to Vioxx and that it was improper to allow testimony by a previously undisclosed witness midway through the trial. In the interim, as required under Texas law, the Company has posted an appeal bond.
On September 28, 2006, the New Jersey Superior Court, Appellate Division, heard argument on plaintiffs’ appeal of Judge Higbee’s dismissal of the Sinclair v. Merck case. This putative class action was originally filed in December 2004 and sought the creation of a medical monitoring fund. Judge Higbee had granted the Company’s motion to dismiss in May 2005.
On October 5, 2006, Judge Higbee dismissed the United Kingdom plaintiffs from the New Jersey Coordinated Proceeding.
The first case scheduled for trial in the Texas coordinated proceeding, Rigby v. Merck, was scheduled to begin trial on November 7, 2006. The Rigby case was voluntarily dismissed on October 23, 2006 when the plaintiff filed a non-suit with the Court.
The trial in Mason v. Merck, a case in federal court in Louisiana, started on October 30, 2006. On October 31, 2006 in California Superior Court in Los Angeles, a consolidated trial began in the cases Appell v. Merck and Arrigale v. Merck.
The next trial in New Jersey is currently scheduled to start on January 16, 2007, and the Court has stated that it will be a consolidated trial including multiple plaintiffs. Plaintiffs proposed eight cases to be joined together for a consolidated trial. Merck filed motions opposing the concept of a consolidated trial proceeding and challenging the propriety of plaintiffs’ proposed cases.
Merck voluntarily withdrew Vioxx from the market on September 30, 2004. Many states have a two-year statute of limitations for product liability claims, requiring that claims must be filed within two years after the plaintiffs learned or could have learned of their potential cause of action. As a result, some may view September 30, 2006 as a deadline for filing Vioxx cases. It is important to note, however, that the law regarding statutes of limitations can be complex, varies from state to state, can be fact-specific, and in some cases, might be affected by the existence of pending class actions. For example, some states have three year statutes of limitations and, in some instances, the statute of limitations is even longer. Merck expects that there will be legal arguments concerning the proper application of these statutes, and the decisions will be up to the judges presiding in individual cases in state and federal proceedings. As referred to above, as of September 30, 2006, Merck has also entered into agreements with approximately 15,000 claimants to toll the statute of limitations, so the September 30, 2006 date would not apply in those instances.
Other Lawsuits
As previously disclosed, on July 29, 2005, a New Jersey state trial court certified a nationwide class of third-party payors (such as unions and health insurance plans) that paid in whole or in part for the Vioxx used by their plan members or insureds. The named plaintiff in that case seeks recovery of certain Vioxx purchase costs (plus penalties)

based on allegations that the purported class members paid more for Vioxx than they would have had they known of the product’s alleged risks. Merck believes that the class was improperly certified. The trial court’s ruling is procedural only; it does not address the merits of plaintiffs’ allegations, which the Company intends to defend vigorously. On March 31, 2006, the New Jersey Superior Court, Appellate Division, affirmed the class certification order. On July 19, 2006, the New Jersey Supreme Court decided to exercise its discretion to hear the Company’s appeal of the Appellate Division’s decision. On August 24, 2006, the Appellate Division ordered a stay of the proceedings in Superior Court pending a ruling by the Supreme Court.
As previously reported, the Company has also been named as a defendant in separate lawsuits brought by the Attorneys General of Alaska, Louisiana, Mississippi, Montana, Texas and Utah. These actions allege that the Company misrepresented the safety of Vioxx and seek (i) recovery of the cost of Vioxx purchased or reimbursed by the state and its agencies; (ii) reimbursement of all sums paid by the state and its agencies for medical services for the treatment of persons injured by Vioxx; (iii) damages under various common law theories; and/or (iv) remedies under various state statutory theories, including state consumer fraud and/or fair business practices or Medicaid fraud statutes, including civil penalties.
Shareholder Lawsuits
As previously disclosed, in addition to the Vioxx Product Liability Lawsuits, the Company and various current and former officers and directors are defendants in various putative class actions and individual lawsuits under the federal securities laws and state securities laws (the “Vioxx Securities Lawsuits”). All of the Vioxx Securities Lawsuits pending in federal court have been transferred by the JPML to the United States District Court for the District of New Jersey before District Judge Stanley R. Chesler for inclusion in a nationwide MDL (the “Shareholder MDL”). Judge Chesler has consolidated the Vioxx Securities Lawsuits for all purposes. Plaintiffs request certification of a class of purchasers of Company stock between May 21, 1999 and October 29, 2004. The complaint alleges that the defendants made false and misleading statements regarding Vioxx in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified compensatory damages and the costs of suit, including attorneys’ fees. The complaint also asserts a claim under Section 20A of the Securities and Exchange Act against certain defendants relating to their sales of Merck stock. In addition, the complaint includes allegations under Sections 11, 12 and 15 of the Securities Act of 1933 that certain defendants made incomplete and misleading statements in a registration statement and certain prospectuses filed in connection with the Merck Stock Investment Plan, a dividend reinvestment plan. Defendants have filed a motion to dismiss the complaint, which is pending.
As previously disclosed, on August 15, 2005, a complaint was filed in Oregon state court by the State of Oregon through the Oregon state treasurer on behalf of the Oregon Public Employee Retirement Fund against the Company and certain current and former officers and directors. The complaint, which was brought under Oregon securities law, alleges that plaintiff has suffered damages in connection with its purchases of Merck common stock at artificially inflated prices due to the Company’s alleged violations of law related to disclosures about Vioxx. The current and former officers and directors have entered into a tolling agreement and, on June 30, 2006, were dismissed without prejudice from the case. On July 19, 2006, the Court denied the Company’s motion to dismiss the complaint, but required plaintiff to amend the complaint. Plaintiff filed an amended complaint on September 21, 2006. Merck intends to file a motion to dismiss the amended complaint.
As previously disclosed, various shareholder derivative actions filed in federal court were transferred to the Shareholder MDL and consolidated for all purposes by Judge Chesler (the “Vioxx Derivative Lawsuits”). The consolidated complaint arose out of substantially the same factual allegations that are made in the Vioxx Securities Lawsuits. The derivative suits, which were purportedly brought to assert rights of the Company, assert claims against certain members of the Board past and present and certain executive officers for breach of fiduciary duty, waste of corporate assets, unjust enrichment, abuse of control and gross mismanagement. On May 5, 2006, Judge Chesler granted defendants’ motion to dismiss and denied plaintiffs’ request for leave to amend their complaint. Plaintiffs appealed the District Court’s decision refusing them leave to amend to the United States Court of Appeals for the Third Circuit.
As previously disclosed, on October 29, 2004, two individual shareholders made a demand on the Board of Directors of the Company to take legal action against Mr. Raymond Gilmartin, former Chairman, President and Chief Executive Officer and other individuals for allegedly causing damage to the Company with respect to the allegedly improper marketing of Vioxx. In July 2006, the Board received another shareholder letter demanding that the Board take legal action against the Board and management of Merck for allegedly causing damage to the Company relating to the Company’s allegedly improper marketing of Vioxx. These requests remain under consideration.
As previously announced, the Board of Directors appointed a Special Committee to review the Company’s actions prior to its voluntary withdrawal of Vioxx, to act for the Board in responding to shareholder litigation matters related to the withdrawal of Vioxx, and to advise the Board with respect to any action that should be taken as a result of the review. In

December 2004, the Special Committee retained the Honorable John S. Martin, Jr. of Debevoise & Plimpton LLP to conduct an independent investigation of senior management’s conduct with respect to the cardiovascular safety profile of Vioxx during the period Vioxx was developed and marketed. The review was completed in the third quarter of 2006 and the full report (including appendices) was made public in September 2006. The Company has provided a copy of the full report and appendices at its website at www.merck.com/newsroom/vioxx/martin_report.html. The Company has included its website address only as an inactive textual reference and does not intend it to be an active link to its website nor does it incorporate by reference the information contained therein.
In addition, as previously disclosed, various putative class actions filed in federal court under the Employee Retirement Income Security Act (“ERISA”) against the Company and certain current and former officers and directors (the “Vioxx ERISA Lawsuits” and, together with the Vioxx Securities Lawsuits and the Vioxx Derivative Lawsuits, the “Vioxx Shareholder Lawsuits”) have been transferred to the Shareholder MDL and consolidated for all purposes. The consolidated complaint asserts claims on behalf of certain of the Company’s current and former employees who are participants in certain of the Company’s retirement plans for breach of fiduciary duty. The lawsuits make similar allegations to the allegations contained in the Vioxx Securities Lawsuits. On October 7, 2005, defendants moved to dismiss the ERISA complaint. On July 11, 2006, Judge Chesler granted in part and denied in part defendants’ motion to dismiss.
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
Reserves
The Company currently anticipates that a number of Vioxx Product Liability Lawsuits will be tried in the last quarter of 2006 and throughout 2007. The Company anticipates that the trial in the Oregon securities case will be held in 2007, but the Company cannot predict whether this trial will proceed on schedule or the timing of any of the other Vioxx Shareholder Lawsuit trials. The Company believes that it has meritorious defenses to the Vioxx Lawsuits and will vigorously defend against them. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek indeterminate damages, the Company is unable to predict the outcome of these matters, and at this time cannot reasonably estimate the possible loss or range of loss with respect to the Vioxx Lawsuits. The Company has not established any reserves for any potential liability relating to the Vioxx Lawsuits or the Vioxx Investigations, including for those cases in which verdicts or judgments have been entered against the Company, and are now in post-verdict proceedings or on appeal. In each of those cases the Company believes it has strong points to raise on appeal and therefore that unfavorable outcomes in such cases are not probable. Unfavorable outcomes in the Vioxx Litigation (as defined below) could have a material adverse effect on the Company’s financial position, liquidity and results of operations.
Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. As of December 31, 2005, the Company had established a reserve of $685 million solely for its future legal defense costs related to the Vioxx Litigation.
During the first nine months of 2006, the Company spent $325 million in the aggregate in legal defense costs worldwide related to (i) the Vioxx Product Liability Lawsuits, (ii) the Vioxx Shareholder Lawsuits, (iii) the Vioxx Foreign Lawsuits, and (iv) the Vioxx Investigations (collectively, the “Vioxx Litigation”). In the third quarter, the Company recorded a charge of $598 million to increase the reserve solely for its future legal defense costs related to the Vioxx Litigation to $958 million at September 30, 2006. In increasing the reserve, the Company considered the same factors that it considered when it previously established reserves for the Vioxx Litigation. Management now believes it has a better estimate of the Company’s expenses and can reasonably estimate such costs through 2008. Some of the significant factors considered in the establishment and ongoing review of the reserve for the Vioxx legal defense costs were as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of the Vioxx Litigation; the number of cases being brought against the Company; the costs and outcomes of completed trials and the anticipated timing, progression, and related costs of pre-trial activities and trials in the Vioxx Product Liability Lawsuits. Events such as scheduled trials, that are expected to occur throughout 2007 and into 2008, and the inherent inability to predict the ultimate outcomes of such trials, limit the Company’s ability to reasonably estimate its legal costs beyond the end of 2008. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase its reserves for legal defense costs at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.
Other Product Liability Litigation
The Company is a defendant in product liability lawsuits in the United States involving Fosamax. As of September 30, 2006, approximately 70 cases have been filed against Merck either in state or federal court, including four cases which seek class action certification, as well as damages and medical monitoring. In these actions, plaintiffs allege, among other things, that they have suffered osteonecrosis of the jaw, generally subsequent to invasive dental procedures such as tooth extraction or dental implants, and/or delayed healing, in association with the use of Fosamax. On August 16, 2006, the JPML ordered that the Fosamax product liability cases pending in federal courts nationwide should be transferred and consolidated into one multidistrict litigation (the “Fosamax MDL”) for coordinated pre-trial proceedings. The Fosamax MDL has been transferred to Judge John Keenan in the United States District Court for the Southern District of New York. Since the JPML order, over 55 cases have been transferred to Judge Keenan. The Company will defend against these lawsuits.
Governmental Proceedings
As previously disclosed, the Company has received a subpoena from the DOJ in connection with its investigation of the Company’s marketing and selling activities, including nominal pricing programs and samples. The Company has been advised that the activities being investigated by the DOJ are also the subject of a qui tam complaint. As previously disclosed, the Company has received CIDs from the Attorney General of Texas regarding the Company’s marketing and selling activities relating to Texas. In April 2004, the Company received a subpoena from the office of the Inspector General for the District of Columbia in connection with an investigation of the Company’s interactions with physicians in the District of Columbia, Maryland, and Virginia. In November 2004, the Company received a letter request from the

DOJ in connection with its investigation of the Company’s pricing of Pepcid. In September 2005, the Company received a subpoena from the Illinois Attorney General seeking information related to repackaging of prescription drugs.
As previously disclosed, the Company has received a letter from the DOJ advising it of the existence of a qui tam complaint alleging that the Company violated certain rules related to its calculations of best price and other federal pricing benchmark calculations, certain of which may affect the Company’s Medicaid rebate obligation. The DOJ has informed the Company that it does not intend to intervene in this action and has closed its investigation. The lawsuit continues, however.
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
Patent Litigation
From time to time, generic manufacturers of pharmaceutical products file ANDAs with the FDA seeking to market generic forms of the Company’s products prior to the expiration of relevant patents owned by the Company. Generic pharmaceutical manufacturers have submitted ANDAs to the FDA seeking to market in the United States a generic form of Fosamax, Prilosec, Nexium, Propecia, Trusopt and Cosopt prior to the expiration of the Company’s (and AstraZeneca’s in the case of Prilosec and Nexium) patents concerning these products. The generic companies’ ANDAs generally include allegations of non-infringement, invalidity and unenforceability of the patents. Generic manufacturers have received FDA approval to market a generic form of Prilosec. The Company has filed patent infringement suits in federal court against companies filing ANDAs for generic alendronate (Fosamax), finasteride (Propecia), dorzolamide (Trusopt) and dorzolamide/timolol (Cosopt), and AstraZeneca and the Company have filed patent infringement suits in federal court against companies filing ANDAs for generic omeprazole (Prilosec) and esomeprazole (Nexium). Similar patent challenges exist in certain foreign jurisdictions. The Company intends to vigorously defend its patents, which it believes are valid, against infringement by generic companies attempting to market products prior to the expiration dates of such patents. As with any litigation, there can be no assurance of the outcomes, which, if adverse, could result in significantly shortened periods of exclusivity for these products.
In June 2006, the Company filed lawsuits against Barr Laboratories, Inc. and Teva Pharmaceutical Industries Ltd. asserting that their respective manufacturing processes for making their alendronate products would infringe one or more process patents of the Company. In September 2006, the International Trade Commission agreed to investigate whether Cipla Ltd. would infringe one or more of Merck’s process patents with its proposed supply of generic alendronate to the US market.
In the case of omeprazole, the trial court in the United States rendered an opinion in October 2002 upholding the validity of the Company’s and AstraZeneca’s patents covering the stabilized formulation of omeprazole and ruling that one defendant’s omeprazole product did not infringe those patents. The other three defendants’ products were found to infringe the formulation patents. In December 2003, the U.S. Court of Appeals for the Federal Circuit affirmed the decision of the trial court. With respect to the Company’s patent infringement claims against certain other generic manufacturers’ omeprazole products, the trial concluded in June 2006 and a decision is pending.
Other Litigation
On July 27, 2005, Merck was served with a further shareholder derivative suit filed in the New Jersey Superior Court for Hunterdon County against the Company and certain current and former officers and directors. This lawsuit sought to recover or cancel compensation awarded to the Company’s executive officers in 2004, and asserts claims for breach of fiduciary duty, waste and unjust enrichment. Plaintiff filed an amended complaint in February 2006. Defendants moved to dismiss plaintiff’s amended complaint on April 7, 2006. On July 21, 2006, the Court granted defendants’ motion to dismiss based on plaintiff’s failure to make pre-suit demand on Merck’s Board of Directors and denied plaintiff’s request for leave to amend. Plaintiff has filed a notice of appeal with the Appellate Division of the New Jersey Superior Court.
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
During the third quarter of 2006, management of employee payroll data and payroll processing for the Company’s Japanese subsidiary was transitioned to new system applications. This change was not initiated in response to any deficiency or weakness in internal controls.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities for the three months ended September 30, 2006 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			($ in millions)
	Total Number	Average Price	Approximate Dollar Value of Shares
	of Shares	Paid Per	That May Yet Be Purchased
Period	Purchased(1)	Share	Under the Plans or Programs(1)
July 1 - July 31, 2006	2,115,300	$37.73	$6,950.0
August 1 - August 31, 2006	2,252,200	$40.73	$6,858.0
September 1 - September 30, 2006	1,917,500	$41.44	$6,779.0
Total	6,285,000	$39.94	$6,779.0

(1)	All shares purchased during the period were made as part of a plan announced in July 2002 to purchase $10 billion in Merck shares.
Item 6. Exhibits

Number	Description
3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (October 1, 2004) – Incorporated by reference to Form 10-Q Quarterly Report for the period ended September 30, 2004

3.2	By-Laws of Merck & Co., Inc. (as amended effective May 24, 2005) – Incorporated by reference to Current Report on Form 8-K dated May 24, 2005

10.1	Merck & Co., Inc. Separation Benefits Plan for Nonunion Employees (amended and restated effective as of July 11, 2006) – Incorporated by reference to Current Report on Form 8-K dated July 11, 2006

10.2	Letter Agreement between Merck & Co., Inc. and Per Wold-Olsen, dated July 19, 2006 – Incorporated by reference to Current Report on Form 8-K dated July 28, 2006

10.3	Merck & Co., Inc. Deferral Program (amended and restated as of September 28, 2006) – Incorporated by reference to Current Report on Form 8-K dated September 28, 2006

12	Computation of Ratios of Earnings to Fixed Charges

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCK & CO., INC.
Date: November 7, 2006	/s/ Kenneth C. Frazier
KENNETH C. FRAZIER
Executive Vice President and General Counsel

Date: November 7, 2006	/s/ John Canan
JOHN CANAN
Vice President, Controller

EXHIBIT INDEX

Number	Description

3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (October 1, 2004) – Incorporated by reference to Form 10-Q Quarterly Report for the period ended September 30, 2004

3.2	By-Laws of Merck & Co., Inc. (as amended effective May 24, 2005) – Incorporated by reference to Current Report on Form 8-K dated May 24, 2005

10.1	Merck & Co., Inc. Separation Benefits Plan for Nonunion Employees (amended and restated effective as of July 11, 2006) – Incorporated by reference to Current Report on Form 8-K dated July 11, 2006

10.2	Letter Agreement between Merck & Co., Inc. and Per Wold-Olsen, dated July 19, 2006 – Incorporated by reference to Current Report on Form 8-K dated July 28, 2006

10.3	Merck & Co., Inc. Deferral Program (amended and restated as of September 28, 2006) – Incorporated by reference to Current Report on Form 8-K dated September 28, 2006

12	Computation of Ratios of Earnings to Fixed Charges

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer