Form 10-K
period 2006-12-31
MERCK & CO INC
filed 2007-02-28
CIK 64978

As filed with the Securities and Exchange Commission on February 28, 2007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(MARK ONE)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2006
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

Number of shares of Common Stock ($0.01 par value) outstanding as of January 31, 2007: 2,166,483,163.

Aggregate market value of Common Stock ($0.01 par value) held by non-affiliates on June 30, 2006 based on closing price on June 30, 2006: $79,306,000,000.

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
Stockholders to be held April 24, 2007, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this report

PART I

Item 1.	Business.

Merck & Co., Inc. (“Merck” or the “Company”) is a global research-driven pharmaceutical company that discovers, develops, manufactures and markets a broad range of innovative products to improve human and animal health. The Company’s operations are principally managed on a products basis and are comprised of two reportable segments: the Pharmaceutical segment and the Vaccines segment. The Pharmaceutical segment includes human health pharmaceutical products marketed either directly or through joint ventures. These products consist of therapeutic and preventive agents, sold by prescription, for the treatment of human disorders. Merck sells these human health pharmaceutical products primarily to drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations and other institutions. The Vaccines segment includes human health vaccine products marketed either directly or through a joint venture. These products consist of preventative pediatric, adolescent and adult vaccines, primarily administered at physician offices. Merck sells these human health vaccines primarily to physicians, wholesalers, physician distributors and government entities. The Company’s professional representatives communicate the effectiveness, safety and value of our pharmaceutical and vaccine products to health care professionals in private practice, group practices and managed care organizations.

For financial information and other information about the Pharmaceutical segment and the Vaccines segment, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data” below.

Overview — During 2006, Merck continued to execute its strategy to reclaim its leadership position in the pharmaceutical industry. This was made evident through the successful launches of five novel medicines and vaccines in areas such as cancer prevention and diabetes, the advancement of drug candidates through every phase of the Company’s pipeline and the continued success of its newer and in-line products. Additionally, the Company is developing a new commercial model which is designed to broaden its engagement with customers and scientific leaders, leverage alternative channels to complement the effectiveness of its sales force, and drive growth in key markets.

During 2006, five products received U.S. Food and Drug Administration (“FDA”) approval: Gardasil [Quadrivalent Human Papillomavirus (Types 6, 11, 16, 18) Recombinant Vaccine], the first vaccine for the prevention of cervical cancer and genital warts caused by certain types of human papillomavirus (“HPV”); Januvia (sitagliptin phosphate), the first medicine of its class that enhances a natural body system to improve blood sugar control in patients with type 2 diabetes; Zostavax [Zoster Vaccine Live (Oka/Merck)], the first vaccine for adults 60 years of age and older to reduce the incidence of shingles, a disease which every year afflicts an estimated one million people in the United States alone; RotaTeq (rotavirus vaccine, live, oral pentavalent), a pediatric vaccine to help prevent rotavirus gastroenteritis in infants and children, the effects of which take the lives of nearly 600,000 children under the age of five worldwide every year; and Zolinza (vorinostat), a novel medicine to treat patients suffering from advanced cutaneous T-cell lymphoma (“CTCL”).

In addition, the Company has three drug candidates currently under FDA review: Janumet (previously referred to as MK-0431A), an investigational oral medicine combining sitagliptin phosphate with metformin for type 2 diabetes that is designed to provide an additional treatment option for patients who need more than one oral agent to help control their blood sugar; Emend For Injection (MK-0517), an intravenous therapy for chemotherapy-induced nausea and vomiting (“CINV”); and Arcoxia, Merck’s selective Cox-2 inhibitor for osteoarthritis. Additionally, the Company anticipates filing three New Drug Applications (“NDA”) with the FDA in 2007: MK-0518, a first-in-class HIV integrase inhibitor; gaboxadol, a novel compound from Merck’s alliance with H. Lundbeck A/S for the treatment of insomnia; and MK-0524A, an extended-release (“ER”) niacin combined with laropiprant (a novel flushing pathway inhibitor) for cholesterol management. In addition, by mid-year 2007, Merck expects to have four products in Phase III development.

Additionally, targeted acquisitions made during the year of Sirna Therapeutics, Inc. (“Sirna”), GlycoFi, Inc. (“GlycoFi”) and Abmaxis, Inc. (“Abmaxis”), as well as other alliances and collaborations, will complement

Merck’s strong internal research capabilities and should continue to help the Company build a pipeline that will support its long-term growth.

Merck is working to deliver innovative and differentiated products to the market faster and more efficiently. The Company has successfully reduced late development product cycle times and anticipates further reductions in the coming year. Additionally, Merck’s new commercial model is expected to lower spending per primary care brand by 15% to 20% in the United States from 2005 through 2010 (an interim targeted 9% reduction is expected to be achieved through the end of 2007) while still appropriately supporting product launches, as illustrated in the successful launch of five new products in 2006. Through redeployment, the launches were achieved with no increase in sales force.

The initial phase of a global restructuring program designed to reduce the Company’s cost structure, increase efficiency and enhance competitiveness is underway. The initial steps include the implementation of a new supply strategy by the Merck Manufacturing Division, which is intended to create a leaner, more cost-effective and customer-focused manufacturing model over a three-year period. As part of this program, in 2005, Merck announced plans to sell or close five manufacturing sites and two preclinical sites by the end of 2008 (three of the manufacturing sites were closed, sold or had ceased operations and the two preclinical sites were closed by the end of 2006), and eliminate approximately 7,000 positions company-wide (of which approximately 4,800 positions were eliminated by the end of 2006 comprised of actual headcount reductions, and the elimination of contractors and vacant positions). However, the Company continues to hire new employees as the Company’s business requires it. The Company has also sold certain other facilities and related assets in connection with the restructuring program. The pre-tax costs of this restructuring program were $935.5 million in 2006 (comprised of $793.2 million primarily representing accelerated depreciation and asset impairment costs and $142.3 million of separation and other restructuring related costs) and are expected to be $300 million to $500 million in 2007. Through the end of 2008, when the initial phase of the restructuring program relating to the manufacturing strategy is expected to be substantially complete, the cumulative pre-tax costs of the program are expected to range from $1.9 billion to $2.2 billion. Merck continues to expect the initial phase of its cost reduction program to yield cumulative pre-tax savings of $4.5 to $5.0 billion from 2006 through 2010.

With respect to the Vioxx litigation, to date in the Vioxx Product Liability Lawsuits, of the 29 plaintiffs whose claims have been scheduled for trial, the claims of seven were dismissed, the claims of seven were withdrawn from the trial calendar by plaintiffs, and juries have decided in Merck’s favor nine times and in plaintiffs’ favor four times. In addition, in the recent California trial involving two plaintiffs, the jury could not reach a verdict for either plaintiff and a mistrial was declared. A New Jersey state judge set aside one of the nine Merck verdicts. With respect to the four plaintiffs’ verdicts, Merck already has filed an appeal or sought judicial review in each of those cases, and in one of those four, a federal judge overturned the damage award shortly after trial. In addition, a consolidated trial with two plaintiffs is currently ongoing in the coordinated proceeding in New Jersey Superior Court before Judge Carol E. Higbee and another trial has commenced in state court in Illinois. During 2006, the Company spent $500 million in the aggregate, including $175 million in the fourth quarter, in Vioxx legal defense costs worldwide. During 2006, the Company recorded charges of $673 million to increase the reserve solely for its future legal defense costs related to Vioxx litigation and at December 31, 2006 the balance of the reserve was $858 million. This reserve is based on certain assumptions and is the best estimate of the amount the Company believes, at this time, will be spent through 2008. The Vioxx litigation is more fully discussed in Item 3. “Legal Proceedings” below.

Earnings per common share assuming dilution for 2006 were $2.03, including the impact of the global restructuring program of $0.28 per share, the acquired research charge related to the acquisition of Sirna of $0.21 per share and the acquired research charge related to the acquisition of GlycoFi of $0.14 per share (as discussed in “Acquisitions” below), additional reserves established solely for future legal defense costs for Vioxx litigation (as discussed in Item 3. “Legal Proceedings” below) and the impact of adopting a new accounting standard requiring the expensing of stock options (as discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below).

Product Sales

Sales1 of the Company’s products were as follows:

($ in millions)	2006	2005	2004

Singulair	$3,579.0	$2,975.6	$2,622.0
Cozaar/Hyzaar	3,163.1	3,037.2	2,823.7
Fosamax	3,134.4	3,191.2	3,159.7
Zocor	2,802.7	4,381.7	5,196.5
Primaxin	704.8	739.6	640.6
Cosopt/Trusopt	697.1	617.2	558.8
Proscar	618.5	741.4	733.1
Vasotec/Vaseretic	547.2	623.1	719.2
Cancidas	529.8	570.0	430.0
Maxalt	406.4	348.4	309.9
Propecia	351.8	291.9	270.2
Vioxx	-	-	1,489.3
Vaccines/Biologicals[2]	1,859.4	1,103.3	1,070.3
Other	4,241.8	3,391.3	2,949.5

Total	$22,636.0	$22,011.9	$22,972.8

[1]	Presented net of discounts and returns.

[2]	These amounts do not reflect sales of vaccines sold in most major European markets through the Company’s joint venture, Sanofi Pasteur MSD, the results of which are reflected in equity income from affiliates.

The Company’s pharmaceutical products include therapeutic and preventive agents, generally sold by prescription, for the treatment of human disorders. Among these are Singulair (montelukast sodium), a leukotriene receptor antagonist respiratory product for the chronic treatment of asthma and for the relief of symptoms of allergic rhinitis; Cozaar (losartan potassium)/Hyzaar (losartan potassium and hydrochlorothiazide) and Vasotec (enalapril maleate), the Company’s most significant hypertension and/or heart failure products; Fosamax (alendronate sodium) and Fosamax Plus D (alendronate sodium/cholecalciferol), Merck’s osteoporosis products for treatment and, in the case of Fosamax, prevention of osteoporosis; Zocor (simvastatin), Merck’s atherosclerosis product; Primaxin (imipenem and cilastatin sodium) and Cancidas (caspofungin acetate), anti-bacterial/anti-fungal products; Cosopt (dorzolamide hydrochloride and timolol maleate ophthalmic solution) and Trusopt (dorzolamide hydrochloride ophthalmic solution), the largest-selling ophthalmological products; Proscar (finasteride), a urology product for the treatment of symptomatic benign prostate enlargement; Maxalt (rizatriptan benzoate), an acute migraine product; and Propecia (finasteride), a product for the treatment of male pattern hair loss.

Among the products included within vaccines/biologicals are Varivax (varicella virus vaccine live [Oka/Merck]), a vaccine to help prevent chickenpox, M-M-R II (measles, mumps and rubella virus vaccine live), a vaccine against measles, mumps and rubella, ProQuad [measles, mumps, rubella, varicella (Oka/Merck) virus vaccine live], a pediatric combination vaccine against measles, mumps, rubella and varicella, Gardasil, a vaccine for the prevention of cervical cancer and genital warts caused by certain types of HPV, Pneumovax (pneumococcal vaccine polyvalent), a vaccine for the prevention of pneumococcal disease, RotaTeq, a vaccine to help protect against rotavirus gastroenteritis in infants and children, and Zostavax, a vaccine to help prevent shingles (herpes zoster).

Other primarily includes sales of other human pharmaceuticals, pharmaceutical and animal health supply sales to the Company’s joint ventures and revenue from the Company’s relationship with AstraZeneca LP, primarily relating to sales of Nexium (esomeprazole magnesium) and Prilosec (omeprazole).

U.S. Product Approvals — On February 3, 2006, the FDA approved RotaTeq, a pediatric vaccine to prevent rotavirus gastroenteritis in infants and children. RotaTeq is an oral pentavalent three-dose liquid vaccine that contains five reassortant rotaviruses. Merck has also submitted applications for licensure of RotaTeq in more than 100 countries including Australia, Canada and countries in Asia and Latin America and, through Sanofi Pasteur MSD (“SPMSD”), Merck’s vaccine joint venture with Sanofi Pasteur, in the European Union (“EU”). RotaTeq also received regulatory approval in Mexico in November 2005.

On May 26, 2006, the FDA approved Zostavax for the prevention of herpes zoster (shingles) in individuals 60 years of age and older. It was also approved by regulatory authorities in the EU and Australia in May. Zostavax is the first and only medical option approved for the prevention of shingles.

On June 8, 2006, the FDA approved Gardasil, the first and only vaccine to prevent cervical cancer and vulvar and vaginal pre-cancers caused by HPV types 16 and 18 and to prevent low-grade and pre-cancerous lesions and genital warts caused by HPV types 6, 11, 16 and 18. In the United States, it is estimated that approximately 9,700 women will be diagnosed with cervical cancer this year, and approximately 3,700 women will die.

On October 6, 2006, the FDA approved oral Zolinza for the treatment of cutaneous manifestations in patients with CTCL, a form of non-Hodgkin’s lymphoma, who have progressive, persistent or recurrent disease on or following two systemic therapies. CTCL is a cancer of the T-cells, a type of white blood cell, which affects the skin.

On October 17, 2006, the FDA approved Januvia, the first and only dipeptidyl peptidase-4 (“DPP-4”) inhibitor available in the United States for the treatment of type 2 diabetes. Januvia has been approved as monotherapy and as add-on therapy to either of two other types of oral diabetes medications, metformin or thiazolidinediones, to improve blood sugar (glucose) control in patients with type 2 diabetes when diet and exercise is not enough.

On June 29, 2006, the U.S. Centers for Disease Control and Prevention’s (“CDC”) Advisory Committee on Immunization Practices (“ACIP”) unanimously voted to recommend that children 4 to 6 years of age routinely receive a second dose of varicella-containing vaccine to help protect against chickenpox. The Committee also recommended that children, adolescents and adults who received only one dose of varicella-containing vaccine receive a second, “catch-up” dose, which can be accomplished through routine health-care visits and school- and college-entry requirements. Merck’s Varivax and its combination vaccine ProQuad are the only vaccines to help protect against chickenpox available in the United States.

Voluntary Withdrawal of Vioxx — On September 30, 2004, Merck announced a voluntary worldwide withdrawal of Vioxx, its arthritis and acute pain medication. The Company’s decision, which was effective immediately, was based on new three-year data from a prospective, randomized, placebo-controlled clinical trial, APPROVe (Adenomatous Polyp Prevention on Vioxx).

The trial, which was stopped, was designed to evaluate the efficacy of Vioxx 25 mg in preventing the recurrence of colorectal polyps in patients with a history of colorectal adenomas and, in combination with two other trials, to further assess the cardiovascular safety of Vioxx. In this study, there was an increased relative risk for confirmed cardiovascular events, such as heart attack and stroke, which became apparent beginning after about 18 months of treatment in the patients taking Vioxx compared to those taking placebo. For approximately the first 18 months of the APPROVe study the Vioxx and placebo curves appeared to be similar and, in this respect, the APPROVe results were similar to the results of two placebo-controlled studies described in the U.S. labeling for Vioxx as of the time of withdrawal.

The Company estimates that there were 105 million U.S. prescriptions written for Vioxx from May 1999 through August 2004. Based on this estimate, the Company estimates that the number of patients who have taken Vioxx in the United States since its 1999 launch is approximately 20 million. The number of patients outside the United States who have taken Vioxx is undetermined at this time.

In October 2004, the Company received a letter from Senator Charles Grassley, Chairman of the Senate Committee on Finance, requesting certain documents and information related to Vioxx. The Company also received requests for information from other Congressional committees. The Company has cooperated with these inquiries and has continued to describe the reasons for the Company’s voluntary withdrawal of Vioxx and to answer any questions related to the Company’s development and extensive testing of the medicine and its disclosures of the results of its studies.

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

Acquisitions — In May 2006, Merck acquired Abmaxis, a privately-held biopharmaceutical company dedicated to the discovery and optimization of monoclonal antibody (MAb) products for human therapeutics and diagnostics, for approximately $80 million.

In June 2006, Merck acquired GlycoFi, a privately-held biotechnology company, a leader in the field of yeast glycoengineering, which is the addition of specific carbohydrate modifications to the proteins in yeast, and optimization of biologic drug molecules, for approximately $373 million.

In December 2006, Merck acquired Sirna, a publicly-held biotechnology company and a leader in developing a new class of medicines based on RNA interference (“RNAi”) technology for a total value of approximately $1.1 billion. The acquisition of Sirna is expected to increase Merck’s ability to use RNAi technology to turn off a targeted gene in a human cell, potentially rendering inoperative a gene responsible for triggering a specific disease.

Joint Ventures — The Company has a number of joint ventures relating to its Pharmaceutical and Vaccines segments.

Pharmaceutical
In 2000, the Company and Schering-Plough Corporation (“Schering-Plough”) entered into agreements to create separate equally-owned partnerships to develop and market in the United States new prescription medicines in the cholesterol-management and respiratory therapeutic areas. In December 2001, the cholesterol-management partnership agreements were expanded to include all the countries of the world, excluding Japan. In October 2002, Zetia (ezetimibe) (marketed as Ezetrol outside the United States), the first in a new class of cholesterol-lowering agents, was launched in the United States. In July 2004, Vytorin (marketed as Inegy outside the United States), a combination product containing the active ingredients of both Zetia and Zocor, was approved in the United States.

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

In 1989, the Company formed a joint venture with Johnson & Johnson to develop and market a broad range of nonprescription medicines for U.S. consumers. This 50% owned joint venture was expanded into Europe in 1993, and into Canada in 1996. Significant joint venture products are Pepcid AC (famotidine), an over-the-counter form of the Company’s ulcer medication Pepcid (famotidine), as well as Pepcid Complete, an over-the-counter product which combines the Company’s ulcer medication with antacids (calcium carbonate and magnesium hydroxide). In March 2004, the Company sold to Johnson & Johnson its interest in the European joint venture.

Vaccines
In 1992, the Company and Connaught Laboratories, Inc. (now Sanofi Pasteur S.A.) agreed to collaborate on the development and marketing of combination pediatric vaccines and to promote selected vaccines in the United States. While combination vaccine development efforts continue under this agreement, no vaccines are currently being promoted.

In 1994, the Company and Pasteur Mérieux Connaught (now Sanofi Pasteur S.A.) formed a joint venture to market human vaccines in Europe and to collaborate in the development of combination vaccines for distribution in the then existing EU and the European Free Trade Association. The Company and Sanofi Pasteur contributed, among other things, their European vaccine businesses for equal shares in the joint venture, known as Pasteur Mérieux MSD, S.N.C. (now Sanofi Pasteur MSD, S.N.C.). The joint venture maintains a presence, directly or through affiliates or branches in Belgium, Italy, Germany, Spain, France, Austria, Ireland, Sweden, Portugal, the Netherlands, Switzerland and the United Kingdom, and through distributors in the rest of its territory.

Other
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

Competition — The markets in which the Company conducts its business are highly competitive and often highly regulated. Global efforts toward health care cost containment continue to exert pressure on product pricing and access.

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

Legislation enacted in all states in the United States, particularly in the area of human pharmaceutical products, allows, encourages or, in a few instances, in the absence of specific instructions from the prescribing physician, mandates the use of “generic” products (those containing the same active chemical as an innovator’s product) rather than “brand-name” products. Governmental and other pressures toward the dispensing of generic products have significantly reduced the sales of certain of the Company’s products no longer protected by patents, such as Zocor, which lost market exclusivity in the U.S. in 2006 and the Company experienced a significant decline in Zocor sales thereafter.

Distribution — The Company sells its human health pharmaceutical products primarily to drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations and other institutions. Human health vaccines are sold primarily to physicians, wholesalers, physician distributors and government entities. The Company’s professional representatives communicate the effectiveness, safety and value of the Company’s pharmaceutical and vaccine products to health care professionals in private practice, group practices and managed care organizations.

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

Raw Materials — Raw materials and supplies, which are generally available from multiple sources, are purchased worldwide and are normally available in quantities adequate to meet the needs of the Company’s Pharmaceutical and Vaccines segments.

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

In the United States, the government expanded health care access by enacting the Medicare Prescription Drug Improvement and Modernization Act of 2003, which was signed into law in December 2003. Prescription drug coverage began on January 1, 2006. This legislation supports the Company’s goal of improving access to medicines by expanding insurance coverage, while preserving market-based incentives for pharmaceutical innovation. At the same time, the legislation will ensure that prescription drug costs will be controlled by competitive pressures and by encouraging the appropriate use of medicines. In addressing cost-containment pressure, the Company has made a continuing effort to demonstrate that its medicines can help save costs in overall patient health care.

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

Initiatives in some states seek rebates beyond the minimum required by Medicaid legislation, in some cases for patients beyond those who are eligible for Medicaid. Under the Federal Vaccines for Children entitlement program, the CDC funds and purchases recommended pediatric vaccines at a public sector price for the immunization of Medicaid-eligible, uninsured, Native American and certain underinsured children. The Company was awarded a CDC contract in April 2006 which is in effect until March 2007 for the supply of pediatric vaccines for the Vaccines for Children program that had an aggregate estimated value of $550 million at signing. As of January 1, 2006, patients previously eligible for Medicaid who are also Medicare beneficiaries (65 years and older or disabled) left the state-administered Medicaid system to be covered by the new Medicare prescription drug benefit.

Outside the United States, the Company encounters similar regulatory and legislative issues in most of the countries where it does business. There, too, the primary thrust of governmental inquiry and action is toward determining drug safety and effectiveness, often with mechanisms for controlling the prices of or reimbursement for prescription drugs and the profits of prescription drug companies. The EU has adopted directives concerning the classification, labeling, advertising, wholesale distribution and approval for marketing of medicinal products for human use. The Company’s policies and procedures are already consistent with the substance of these directives; consequently, it is believed that they will not have any material effect on the Company’s business.

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

In addition, certain countries within the EU, recognizing the economic importance of the research-based pharmaceutical industry and the value of innovative medicines to society, are working with industry representatives and the European Commission (“EC”) on proposals to complete the “Single Market” in pharmaceuticals and improve the competitive climate through a variety of means including market deregulation.

The Company is subject to a number of privacy and data protection laws and regulations globally. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect directly the Company’s business.

Patents, Trademarks and Licenses — Patent protection is considered, in the aggregate, to be of material importance in the Company’s marketing of human health products in the United States and in most major foreign markets. Patents may cover products per se, pharmaceutical formulations, processes for or intermediates useful in the manufacture of products or the uses of products. Protection for individual products extends for varying periods in accordance with the legal life of patents in the various countries. The protection afforded, which may also vary from country to country, depends upon the type of patent and its scope of coverage.

Patent portfolios developed for products introduced by the Company normally provide market exclusivity. Basic patents are in effect for the following major products in the United States: Cancidas, Comvax (Haemophilus b conjugate and hepatitis B [recombinant] vaccine), Cosopt, Cozaar, Crixivan, Emend, Fosamax, Gardasil, Hyzaar, Invanz (ertapenem sodium), Maxalt, Primaxin, Propecia, Recombivax HB (hepatitis B vaccine [recombinant]), RotaTeq, Singulair, Januvia, Trusopt, Zolinza and Zostavax. Basic patents are also in effect in the United States for Zetia and Vytorin, which were developed by the Merck/Schering-Plough partnership. A basic patent is also in effect for Sustiva/Stocrin (efavirenz). Bristol-Myers Squibb (“BMS”), under an exclusive license from the Company, sells Sustiva in the United States, Canada and certain European countries. The Company markets Stocrin in other countries throughout the world. The basic patent for Aggrastat (tirofiban hydrochloride) in the United States was divested with the product in 2003. The Company retains basic patents for Aggrastat outside the United States.

The FDA Modernization Act includes a Pediatric Exclusivity Provision that may provide an additional six months of market exclusivity in the United States for indications of new or currently marketed drugs if certain agreed upon pediatric studies are completed by the applicant. These exclusivity provisions were re-authorized until October 1, 2007 by the “Best Pharmaceuticals for Children Act” passed in January 2002. In 2005, the FDA granted an additional six months of market exclusivity in the United States to Invanz until August 2013. In 2004, the FDA granted an additional six months of market exclusivity in the United States to Trusopt until October 2008. In 2002, the FDA granted an additional six months of market exclusivity in the United States to Cozaar/Hyzaar until February 2010. In 2005, the FDA granted an additional six months of market exclusivity in the United States to Singulair until August 2012. For further information with respect to the Company’s patents, see “Patent Litigation” on page 32.

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

In June 2006, Zocor lost its market exclusivity in the United States and the Company experienced a significant decline in U.S. Zocor sales after that time.

In June 2006, the basic patent in the United States covering Proscar expired. As a result, the Company experienced a significant decline in U.S. Proscar sales after that time. The basic patent for Proscar also covers Propecia; however, Propecia is protected by additional patents which expire in October 2013.

In 2003, the FDA granted an additional six months of market exclusivity in the United States to Fosamax until February 2008, and Fosamax Once Weekly until January 2019. However, on January 28, 2005, the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. found the Company’s patent claims for once-weekly administration of Fosamax to be invalid. The Company exhausted all options to appeal this decision in 2005. Based on the Court of Appeals’ decision, Fosamax will lose its market exclusivity in the United States in February 2008.

Fosamax Plus D will lose its U.S. market exclusivity in April 2008. The Company expects significant declines in each product’s sales after each product’s respective loss of market exclusivity.

Worldwide, all of the Company’s important products are sold under trademarks that are considered in the aggregate to be of material importance. Trademark protection continues in some countries as long as used; in other countries, as long as registered. Registration is for fixed terms and can be renewed indefinitely.

Royalties received during 2006 on patent and know-how licenses and other rights amounted to $83.8 million. The Company also paid royalties amounting to $900.5 million in 2006 under patent and know-how licenses it holds.

Research and Development

The Company’s business is characterized by the introduction of new products or new uses for existing products through a strong research and development program. Approximately 11,400 people are employed in the Company’s research activities. Expenditures for the Company’s research and development programs were $4.8 billion in 2006, $3.8 billion in 2005 and $4.0 billion in 2004. The Company maintains its ongoing commitment to research over a broad range of therapeutic areas and clinical development in support of new products.

The Company maintains a number of long-term exploratory and fundamental research programs in biology and chemistry as well as research programs directed toward product development. Merck’s new research and development model is designed to increase productivity and improve the probability of success by prioritizing the Company’s research and development resources on nine priority disease areas — Alzheimer’s disease, atherosclerosis, cardiovascular disease, diabetes, novel vaccines, obesity, oncology (targeted therapies), pain and sleep disorders. These therapeutic areas were carefully chosen based on a set of criteria including unmet medical needs, scientific opportunity and commercial opportunity. Within these therapeutic areas, Merck will commit resources to achieve research breadth and depth and to develop best-in-class targeted and differentiated products that are valued highly by patients, payers and physicians.

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

In the development of human health products, industry practice and government regulations in the United States and most foreign countries provide for the determination of effectiveness and safety of new chemical compounds through preclinical tests and controlled clinical evaluation. Before a new drug may be marketed in the United States, recorded data on preclinical and clinical experience are included in the NDA or the Biologics License Application to the FDA for the required approval. The development of certain other products is also subject to government regulations covering safety and efficacy in the United States and many foreign countries.

Once the Company’s scientists discover a new compound that they believe has promise to treat a medical condition, the Company commences preclinical testing with that compound. Preclinical testing includes laboratory testing and animal safety studies to gather data on chemistry, pharmacology and toxicology. Pending acceptable preclinical data, the Company will initiate clinical testing in accordance with established regulatory requirements. The clinical testing begins with Phase I studies, which are designed to assess safety, tolerability, pharmacokinetics, and preliminary pharmacodynamic activity of the compound in humans. If favorable, additional, larger Phase II studies are initiated to determine the efficacy of the compound in the affected population, define appropriate dosing for the compound, as well as identify any adverse effects that could limit the compound’s usefulness. If data from the Phase II trials are satisfactory, the Company commences large-scale Phase III trials to confirm the compound’s efficacy and safety. Upon completion of those trials, if satisfactory, the Company submits regulatory filings with the appropriate regulatory agencies around the world to have the product candidate approved for marketing. There can be no assurance that a compound that is the result of any particular program will obtain the regulatory approvals necessary for it to be marketed.

In the United States, the FDA approval process begins once a complete NDA is submitted and received by the FDA. Pursuant to the Prescription Drug User Fee Act, the FDA review period targets for NDAs or supplemental NDAs is either six months, for priority review, or ten months, for a standard review. Within 60 days after receipt of an NDA, the FDA determines if the application is sufficiently complete to permit a substantive review. The FDA also assesses, at that time, whether the application will be granted a priority review or standard review. Once the review timelines are defined, the FDA will act upon the application within those timelines, unless a major amendment has been submitted (either at the Company’s own initiative or the FDA’s request) to the pending application. If this occurs, the FDA may extend the review period to allow for review of the new information, but by no more than 180 days. Extensions to the review period are communicated to the Company. The FDA can act on an application by issuing an approval letter, a non-approvable letter, or an approvable letter. Based on FDA statistics, drug development time from initiation of preclinical testing to NDA approval can range from 5 to 20 years with an average of 8.5 years.

The Company has three drug candidates currently under FDA review:

In June 2006, the FDA accepted for standard review an NDA for MK-0517, the intravenous prodrug of Emend, for the treatment of CINV. The Company anticipates a decision on the NDA in the second quarter of 2007.

In July 2006, the FDA accepted for standard review the NDA for Janumet, the Company’s investigational oral medicine combining Januvia with metformin, which is designed to provide an additional treatment for patients needing more than one oral agent to help control blood sugar for treatment of type 2 diabetes. The Company expects FDA action on the NDA by the end of March 2007. The Company is also moving forward as planned with regulatory filings in countries outside the United States.

Arcoxia, the Company’s investigational selective COX-2 inhibitor, remains under standard review by the FDA in the United States. In response to the FDA’s approvable letter, Merck included results of the MEDAL (Multinational Etoricoxib and Diclofenac Arthritis Long-Term) Program that showed the rate of confirmed thrombotic cardiovascular events was similar between Arcoxia and diclofenac, the most widely used nonsteroidal anti-inflammatory drug in the world. The Company anticipates FDA action in April 2007. The Company expects that an FDA Advisory Committee meeting will be held prior to FDA action. Arcoxia is currently available in more than 60 countries in Europe, Latin America, the Asia-Pacific region and Middle East/Northern Africa.

The Company anticipates filing three NDAs with the FDA in 2007:

The Company plans to file an NDA for MK-0518 with the FDA in the second quarter of 2007 and has received fast track designation for an indication in treatment-experienced patients.

Interim 16-week data from the dose-ranging Phase II trial of MK-0518, the Company’s investigational HIV integrase inhibitor, in patients with advanced HIV infection were presented at the 13th Annual Conference on Retroviruses and Opportunistic Infections in February 2006. The results showed that the oral investigational medication at all three doses studied in combination with optimized background therapy (“OBT”) had greater antiretroviral activity than OBT alone. Study results also showed that MK-0518 in combination with OBT was generally well tolerated in these patients who were failing antiretroviral therapy (“ART”), who were resistant to at least one drug of each of the three available classes of oral ARTs, and who had limited active ARTs as options for treatment. At the American Society for Microbiology’s 46th Annual International Conference on Antimicrobial Agents and Chemotherapy in September 2006, the Company presented interim 24-week data from this ongoing study in treatment-experienced patients, which demonstrated MK-0518 maintaining viral load regression.

In August 2006 at the 16th International AIDS conference, the Company presented interim 24-week data from the Phase II dose-ranging trial of MK-0518 conducted in treatment-naïve, HIV-infected patients. The data showed that MK-0518 twice daily, when used in combination with tenofovir and lamivudine, achieved a comparable viral load reduction to efavirenz combined with the same agents in previously untreated patients. In September 2006 at the American Society for Microbiology’s 46th Annual International Conference on Antimicrobial Agents and Chemotherapy, the Company presented additional interim 24-week data from this Phase II dose-ranging study in treatment-naïve patients that demonstrated no increase in lipid levels in patients taking MK-0518 with tenofovir and lamivudine.

The Company has entered into Phase III clinical trials with MK-0524A and to support MK-0524B, investigational therapies for lipid management. MK-0524A represents a novel approach to lowering LDL-C, raising HDL-C and lowering triglycerides. MK-0524B combines MK-0524A with the proven benefits of simvastatin to potentially reduce the risk of coronary heart disease beyond what statins provide alone. The Company plans to file MK-0524A with the FDA in 2007 and to file MK-0524B in 2008.

In November 2006, the Company presented data from a Phase II study at the American Heart Association’s Scientific Sessions 2006 in Chicago that showed co-administration of MK-0524 with ER niacin significantly reduced flushing in patients with dyslipidemia compared to those patients who took ER niacin alone. Flushing, characterized by redness of the skin with warming or burning on the face and neck caused by the dilation of blood vessels near the skin, is a common niacin-induced side effect that can cause discomfort to patients and is a significant factor leading to discontinuation of niacin therapy.

In October 2006, the Company and H. Lundbeck A/S of Denmark announced that the submission of an NDA for gaboxadol, a novel investigational drug in Phase III development for the treatment of insomnia, will occur in mid-2007. Phase II clinical studies of gaboxadol showed improved sleep quality as well as increased slow-wave sleep without suppressing REM sleep. In December 2006, Merck announced that gaboxadol will likely be a scheduled compound.

Also, by mid-year 2007, Merck expects to have four products in Phase III development (including MK-0524B discussed above):

The Company has initiated a targeted Phase III program with its investigational compound for the treatment of obesity, MK-0364, which is an investigational cannabinoid-1 receptor inverse agonist. Results of early clinical studies indicate that MK-0364 demonstrated significant weight-loss efficacy versus placebo and was generally safe and well-tolerated, however, as reported with another cannabinoid-1 receptor inverse agonist, some psychiatric adverse experiences have been observed.

As announced in December 2006, the Company plans to start Phase III testing of MK-0974, the calcitonin gene related peptide receptor antagonist for the treatment of migraine headaches. The Phase III program is expected to commence in first quarter 2007.

Also announced in December 2006, the Company anticipates that MK-0822, a Cathepsin K inhibitor for the treatment of osteoporosis, will enter Phase III testing in mid-2007.

The Company’s clinical pipeline includes candidates in each of the following areas: arthritis, atherosclerosis, cancer, cardiovascular disease, diabetes, endocrine disorders, glaucoma, infectious diseases, insomnia, neurodegenerative disease, obesity, osteoporosis, psychiatric disease, pain, respiratory disease and urogenital disorders. The Company supplements its internal research with an aggressive licensing and external alliance strategy focused on the entire spectrum of collaborations from early research to late-stage compounds, as well as new technologies. The Company completed 53 transactions in 2006, including targeted acquisitions, research collaborations, preclinical and clinical compounds, and technology transactions across a broad range of therapeutic categories.

In March 2006, Neuromed Pharmaceuticals Ltd. (“Neuromed”) and Merck signed a research collaboration and license agreement to research, develop and commercialize novel compounds for the treatment of pain and other neurological disorders, including Neuromed’s lead compound, NMED-160 (MK-6721), which is currently in Phase II development for the treatment of pain.

Also in March 2006, Merck signed an agreement with NicOx S.A. (“NicOx”) to collaborate on the development of new antihypertensive drugs using NicOx’s proprietary nitric oxide-donating technology.

In September 2006, the Company announced that it had expanded the scope of its existing strategic collaboration with FoxHollow Technologies, Inc. (“FoxHollow”) for atherosclerotic plaque analysis. In addition, Merck acquired a stake in FoxHollow with the purchase of $95 million in common stock.

In October 2006, Ambrilia Biopharma Inc. (“Ambrilia”), a biopharmaceutical company developing innovative therapeutics in the fields of cancer and infectious diseases, and Merck announced that Ambrilia has entered into an exclusive licensing agreement granting Merck the worldwide rights to Ambrilia’s HIV/AIDS protease inhibitor program.

In November 2006, the J. David Gladstone Institutes and Merck announced a major collaboration and license agreement for research and development of drugs to treat neurodegenerative diseases, including Alzheimer’s disease, that are linked to apoE-regulated mechanisms in the body.

Also in November 2006, Advinus Therapeutics (P) Ltd. (“Advinus”) and Merck announced that they have formed a drug discovery and clinical development collaboration in the area of metabolic disorders. Advinus and Merck will work together to develop clinically validated drug candidates for metabolic disorders, with Merck retaining the right to advance the most promising of these candidates into late-stage clinical trials.

In December 2006, Merck and Idera Pharmaceuticals (“Idera”) announced that they have formed a broad collaboration to research, develop and commercialize Idera’s Toll-like Receptor agonists by incorporating them in therapeutic and prophylactic vaccines being developed by Merck for oncology, infectious diseases and Alzheimer’s disease.

The chart below reflects the Company’s current research pipeline as of February 15, 2007. Candidates shown in Phase III include specific products. Candidates shown in Phase I and II include the most advanced compound with a specific mechanism in a given therapeutic area. Back-up compounds, regardless of their phase of development, additional indications in the same therapeutic area and additional line extensions or formulations for in-line products are not shown.

Phase I
Alzheimer’s Disease
MK-0952
Atherosclerosis
MK-6213
Cancer
MK-0429
MK-0646*
MK-0731
MK-0752
MK-4721*
V930
Cardiovascular
MK-0448
MK-8141*
Diabetes
MK-0941
MK-0893
MK-1642
MK-3887
Phase I
Endocrine
MK-0867*
MK-0974
Glaucoma
MK-0994
Infectious Disease
MK-0608
MK-7009
MK-8122*
V710 (S. aureus)
V512 (Flu)
Insomnia
MK-0454
MK-8998
Osteoporosis
MK-0773
Parkinson’s Disease
MK-0657
Psychiatric Disease
MK-2637
MK-0249
MK-5757
Phase II
Alzheimer’s Disease
MK-0249
Arthritis
MK-0822
Atherosclerosis
MK-0859
MK-0633
Cancer
MK-0457*
MK-0822
Diabetes
MK-0533
Endocrine
MK-0677
HIV
V526
HPV
V502**
Infectious Disease
(Pediatric)
V419*
Migraine
MK-0974
Osteoporosis
MK-0822
Overactive Bladder
MK-0634
MK-0594
Pain
MK-0759
MK-6721*
MK-2295*/***
Respiratory Disease
MK-0633
Stroke
MK-0724*
Phase III
Atherosclerosis
MK-0524B
MK-0524A
  (ER niacin/
  laropiprant)
HIV
MK-0518
  (raltegravir)
Insomnia
Gaboxadol*
Obesity
MK-0364
  (taranabant)
Under FDA Review
CINV
Emend For Injection
  (MK-0517)
Diabetes
Janumet
Osteoarthritis
Arcoxia

2006 U.S. Approvals
Rotavirus
Gastroenteritis
RotaTeq
Shingles
Zostavax
Cervical Cancer and
Genital Warts
Gardasil**
Diabetes
Januvia
Cancer (CTCL)
Zolinza*

*	Licensed, alliance, or acquisition (pipeline)

**	Multiple licenses, including CSL, Ltd.

***	Proof-of-Concept Molecule

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

Employees

At the end of 2006, the Company had approximately 60,000 employees worldwide, with approximately 31,800 employed in the United States, including Puerto Rico. Approximately 21% of worldwide employees of the Company are represented by various collective bargaining groups.

As part of a cost-reduction initiative announced in October 2003 and completed at the end of 2004, the Company had eliminated 5,100 positions. The Company completed a similar program in 2005 with 900 positions being eliminated through December 31, 2005.

On November 28, 2005, the Company announced the first phase of a global restructuring program designed to reduce the Company’s cost structure, increase efficiency, and enhance competitiveness. The initial steps will include the implementation of a new supply strategy by the Merck Manufacturing Division, which is intended to create a leaner, more cost-effective and customer-focused manufacturing model over a three-year period.

As a result, Merck will incur certain costs associated with exit or disposal activities. As part of the global restructuring program, the Company expects to eliminate approximately 7,000 positions in manufacturing and other divisions worldwide, representing about 11% of its global work force, by the end of 2008. About half of the position reductions are expected to occur in the United States, with the remainder in other countries. As of December 31, 2006, there have been approximately 4,800 positions eliminated throughout the Company since inception of the program (approximately 3,700 of which were eliminated during 2006 comprised of actual headcount reductions, and the elimination of contractors and vacant positions). However, the Company continues to hire new employees as the Company’s business requires it. Merck intends to sell or close five of its 31 manufacturing facilities worldwide and two preclinical sites and to reduce operations at a number of other sites. Through the end of 2006, three of the manufacturing facilities have been closed, sold, or had ceased operations, and the two preclinical sites were closed. The Company has also sold certain other facilities and related assets in connection with the restructuring program. The remaining sites identified for sale/closure are expected to be closed by the end of 2008, subject to compliance with legal obligations.

The pretax costs of the restructuring were $935.5 million in 2006, $401.2 million in 2005 and are expected to be $300 million to $500 million in 2007. Through the end of 2008, when the initial phase of the restructuring program is substantially complete, the cumulative pretax costs of the restructuring activities announced on November 28, 2005 are expected to range from $1.9 billion to $2.2 billion. Approximately 70% of the cumulative pretax costs are non-cash, relating primarily to accelerated depreciation for those facilities scheduled for closure.

Environmental Matters

The Company believes that it is in compliance in all material respects with applicable environmental laws and regulations. In 2006, the Company incurred capital expenditures of approximately $7.9 million for environmental protection facilities. The Company is also remediating environmental contamination resulting from past industrial activity at certain of its sites. Expenditures for remediation and environmental liabilities were $12.6 million in 2006, and are estimated at $94.2 million for the years 2007 through 2011. These amounts do not consider potential recoveries from insurers or other parties. The Company has taken an active role in identifying and providing for these costs and, in management’s opinion, the liabilities for all environmental matters which are probable and reasonably estimable have been accrued and totaled $129.0 million at December 31, 2006. Although it is not possible to predict with certainty the outcome of these environmental matters, or the ultimate costs of remediation, management does not believe that any reasonably possible expenditures that may be incurred in excess of the liabilities accrued should exceed $62.0 million in the aggregate. Management also does not believe that these expenditures should result in a material adverse effect on the Company’s financial position, results of operations, liquidity or capital resources for any year.

Geographic Area Information

The Company’s operations outside the United States are conducted primarily through subsidiaries. Sales worldwide by subsidiaries outside the United States were 39% of sales in 2006, 42% of sales in 2005 and 41% of sales in 2004.

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

Financial information about geographic areas of the Company’s business is discussed in Item 8. “Financial Statements and Supplementary Data” below.

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

You should carefully consider all of the information set forth in this Form 10-K, including the following risk factors, before deciding to invest in any of the Company’s securities. The risks below are not the only ones the Company faces. Additional risks not currently known to the Company or that the Company presently deems immaterial may also impair its business operations. The Company’s business, financial condition, results of operations or prospects could be materially adversely affected by any of these risks. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. The Company’s results could materially differ from those anticipated in these forward-looking statements as a result of certain factors, including the risks it faces as described below and elsewhere. See “Cautionary Factors that May Affect Future Results” on page 21.

The Company faces significant litigation related to Vioxx.

On September 30, 2004, the Company voluntarily withdrew Vioxx, its arthritis and acute pain medication, from the market worldwide. As of December 31, 2006, approximately 27,400 product liability lawsuits, involving approximately 46,100 plaintiff groups, alleging personal injuries resulting from the use of Vioxx, have been filed against the Company in state and federal courts in the United States. The Company is also a defendant in approximately 264 purported class actions related to the use of Vioxx. (All of these suits are referred to as the “Vioxx Product Liability Lawsuits”.) In addition to the Vioxx Product Liability Lawsuits, various purported class actions and individual lawsuits have been brought against the Company and several current and former officers and directors of the Company alleging that the Company made false and misleading statements regarding Vioxx in violation of the federal and state securities laws (all of these suits are referred to as the “Vioxx Securities Lawsuits”). In addition, various putative class actions have been brought against the Company and several current and former employees, officers, and directors of the Company alleging violations of the Employee Retirement Income Security Act (“ERISA”). (All of these suits are referred to as the “Vioxx ERISA Lawsuits”.) In addition, shareholder derivative suits that were previously filed and dismissed are now on appeal and several shareholders have filed demands with the Company asserting claims against the Board members and Company officers. (All of these suits and demands are referred to as the “Vioxx Derivative Lawsuits” and, together with the Vioxx Securities Lawsuits and the Vioxx ERISA Lawsuits, the “Vioxx Shareholder Lawsuits”.) The Company has also been named as a defendant in actions in various countries outside the United States. (All of these suits are referred to as the “Vioxx Foreign Lawsuits”.) The Company has also been sued by four states with respect to the marketing of Vioxx. The Company anticipates that additional lawsuits relating to Vioxx will be filed against it and/or certain of its current and former officers and directors in the future.

The SEC is conducting a formal investigation of the Company concerning Vioxx. The U.S. Department of Justice has issued a subpoena requesting information relating to the Company’s research, marketing and selling activities with respect to Vioxx in a federal health care investigation under criminal statutes. There are also ongoing investigations by certain Congressional committees and local authorities in Europe. A group of Attorneys General from thirty-one states and the District of Columbia are conducting an investigation of the Company’s sales and marketing of Vioxx. The Company is cooperating with authorities in all of these investigations. (All of these investigations are referred to as the “Vioxx Investigations”.) The Company can not predict the outcome of any of these investigations; however, they could result in potential civil and/or criminal liability.

To date, in the Vioxx Product Liability litigation, of the 29 plaintiffs whose claims have been scheduled for trial, the claims of seven were dismissed, the claims of seven were withdrawn from the trial calendar by plaintiffs, and juries have decided in Merck’s favor nine times and in plaintiffs’ favor four times. In addition, in the recent California trial involving two plaintiffs, the jury could not reach a verdict for either plaintiff and a mistrial was declared. A New Jersey state judge set aside one of the nine Merck verdicts. With respect to the four plaintiffs’ verdicts, Merck already has filed an appeal or sought judicial review in each of those cases, and in one of those four, a federal judge overturned the damage award shortly after trial. In addition, a consolidated trial with two plaintiffs is currently ongoing in the coordinated proceeding in New Jersey Superior Court before Judge Higbee and another trial has commenced in state court in Illinois. The Vioxx Product Liability litigation is discussed more fully below in Item 3. “Legal Proceedings” below.

The outcomes of these Vioxx Product Liability trials should not be interpreted to indicate any trend or what outcome may be likely in future Vioxx trials.

The Company currently anticipates that a number of Vioxx Product Liability Lawsuits will be tried in 2007. A trial in the Oregon securities case is scheduled for 2007, but the Company cannot predict whether this trial will proceed on schedule or the timing of any of the other Vioxx Shareholder Lawsuit trials. The Company believes that it has meritorious defenses to the Vioxx Product Liability Lawsuits, Vioxx Shareholder Lawsuits and Vioxx Foreign Lawsuits (collectively, the “Vioxx Lawsuits”) and will vigorously defend against them. The Company’s insurance coverage with respect to the Vioxx Lawsuits will not be adequate to cover its defense costs and any losses.

During 2006, the Company spent $500 million, including $175 million in the fourth quarter, in the aggregate in legal defense costs worldwide related to (i) the Vioxx Product Liability Lawsuits, (ii) the Vioxx Shareholder Lawsuits, (iii) the Vioxx Foreign Lawsuits, and (iv) the Vioxx Investigations (collectively, the “Vioxx Litigation”). In the third quarter of 2006, the Company recorded a charge of $598 million and in the fourth quarter it recorded another charge of $75 million, to increase the reserve solely for its future legal defense costs related to the Vioxx Litigation from $685 million at December 31, 2005 to $858 million at December 31, 2006. This reserve is based on certain assumptions, described below under “Legal Proceedings”, and is the best estimate of the amount that the Company believes, at this time, will be spent through 2008.

The Company is not currently able to estimate any amount of damages that it may be required to pay in connection with the Vioxx Lawsuits or Vioxx Investigations. These proceedings, which are expected to continue for years, are currently at an early stage and the Company has very little information as to the course the proceedings will take. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek unspecified damages, the Company is unable to predict the outcome of these matters, and at this time cannot reasonably estimate the possible loss or range of loss with respect to the Vioxx

Lawsuits. The Company has not established any reserves for any potential liability relating to the Vioxx Lawsuits or the Vioxx Investigations.

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

In June 2006, Zocor, the Company’s statin for modifying cholesterol, lost its market exclusivity in the United States. Zocor had already lost its basic patent protection in many markets throughout the world. The Company has experienced a significant decline in Zocor sales. Worldwide sales of Zocor were $2.8 billion in 2006, compared to $4.4 billion in 2005. Worldwide sales of Zocor are expected to be $0.6 billion to $0.9 billion in 2007.

In September 2004, the Company appealed a decision of the Opposition Division (the “Opposition Division”) of the European Patent Office (the “EPO”) that revoked the Company’s patent in Europe that covers the once-weekly administration of alendronate. That decision was upheld and, therefore, presently the Company is not entitled to market exclusivity for Fosamax in most major European markets after 2007. In addition, Merck’s basic patent covering the use of alendronate has been challenged in several European countries. The Company has received adverse decisions in Germany, Holland and the United Kingdom. The decision in the United Kingdom was upheld on appeal. The Company has appealed the decisions in Germany and Holland. The Company expects a significant decline in European sales of Fosamax after loss of exclusivity. Sales of Fosamax outside the United States in 2006 have already been adversely affected by the availability of generic alendronate sodium products in some markets, including the United Kingdom, Canada and Germany.

On January 28, 2005, the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. found the Company’s patent claims for once-weekly administration of Fosamax to be invalid. The Company exhausted all options to appeal this decision in 2005. Based on the Court of Appeals decision, Fosamax and Fosamax Plus D will lose market exclusivity in the United States in February 2008 and April 2008, respectively, and the Company expects a significant decline in Fosamax and Fosamax Plus D sales in the United States after each product’s respective loss of market exclusivity.

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

Based on FDA statistics, drug development time from initiation of preclinical testing to NDA approval can range from 5 to 20 years with an average of 8.5 years. For a description of the research and development process, see “Research and Development” above. Each phase of testing is highly regulated, and during each phase there is a substantial risk that the Company will encounter serious obstacles or will not achieve its goals, and accordingly the Company may abandon a product in which it has invested substantial amounts of time and money. Some of the risks encountered in the research and development process include the following: pre-clinical testing of a new compound may yield disappointing results; clinical trials of a new drug may not be successful; a new drug may not be effective or may have harmful side effects; a new drug may not be approved by the FDA for its intended use; it may not be possible to obtain a patent for a new drug; or sales of a new product may be disappointing.

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

Even if the Company succeeds in obtaining patents covering its products, third parties or government authorities may challenge or seek to invalidate or circumvent its patents and patent applications. It is important for the Company’s business to defend successfully the patent rights that provide market exclusivity for its products. The Company is often involved in patent disputes relating to challenges to its patents or infringement and similar claims against the Company. The Company aggressively defends its important patents both within and outside the United States, including by filing claims of infringement against other parties. See Item 3. “Legal Proceedings — Patent

Litigation” below. In particular, manufacturers of generic pharmaceutical products from time to time file Abbreviated New Drug Applications (“ANDA”) with the FDA seeking to market generic forms of the Company’s products prior to the expiration of relevant patents owned by the Company. The Company normally responds by vigorously defending its patent, including by filing lawsuits alleging patent infringement. Patent litigation and other challenges to the Company’s patents are costly and unpredictable and may deprive the Company of market exclusivity for a patented product or, in some cases, third party patents may prevent the Company from marketing and selling a product in a particular geographic area.

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

In general, the Company faces increasing competition from lower-cost generic products. The patent rights that protect its products are of varying strengths and durations. In addition, in some countries, patent protection is significantly weaker than in the United States or the EU. In the United States, political pressure to reduce spending on prescription drugs has led to legislation which encourages the use of generic products. Although it is the Company’s policy to actively protect its patent rights, generic challenges to the Company’s products can arise at any time, and it may not be able to prevent the emergence of generic competition for its products.

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

The Company faces pricing pressure with respect to its products.

The Company’s products are subject to increasing price pressures and other restrictions worldwide, including in the United States. These include (i) practices of managed care groups and institutional and governmental purchasers and (ii) U.S. federal laws and regulations related to Medicare and Medicaid, including the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “2003 Act”).

The 2003 Act included a prescription drug benefit for individuals which first went into effect on January 1, 2006. The increased purchasing power of entities that negotiate on behalf of Medicare beneficiaries could result in further pricing pressures. The Company expects pricing pressures to increase in the future.

Changes in laws and regulations could adversely affect the Company’s business.

All aspects of the Company’s business, including research and development, manufacturing, marketing, pricing, sales, litigation and intellectual property rights, are subject to extensive legislation and regulation. Changes in applicable federal and state laws and agency regulations could have a material adverse effect on the Company’s business.

Cautionary Factors that May Affect Future Results
(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

This report and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements,” all of which are based on management’s current expectations and are subject to risks and uncertainties which may cause results to differ materially from those set forth in the statements. One can identify these forward-looking statements by their use of words such as “expects,” “plans,” “will,” “estimates,” “forecasts,” “projects” and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company’s growth strategy, financial results, product development, product approvals, product potential, and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ materially from the Company’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially. The Company does not assume the obligation to update any forward-looking statement. The Company cautions you not to place undue reliance on these forward-looking statements. Although it is not possible to predict or identify all such factors, they may include the following:

•	Significant litigation related to Vioxx.

•	Competition from generic products as the Company’s products lose patent protection.

•	Increased “brand” competition in therapeutic areas important to the Company’s long-term business performance.

•	The difficulties and uncertainties inherent in new product development. The outcome of the lengthy and complex process of new product development is inherently uncertain. A candidate can fail at any stage of the process and one or more late-stage product candidates could fail to receive regulatory approval. New product candidates may appear promising in development but fail to reach the market because of efficacy or safety concerns, the inability to obtain necessary regulatory approvals, the difficulty or excessive cost to manufacture and/or the infringement of patents or intellectual property rights of others. Furthermore, the sales of new products may prove to be disappointing and fail to reach anticipated levels.

•	Pricing pressures, both in the United States and abroad, including rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and health care reform, pharmaceutical reimbursement and pricing in general.

•	Changes in government laws and regulations and the enforcement thereof affecting the Company’s business.

•	Efficacy or safety concerns with respect to marketed products, whether or not scientifically justified, leading to product recalls, withdrawals or declining sales.

•	Legal factors, including product liability claims, antitrust litigation and governmental investigations, including tax disputes, environmental concerns and patent disputes with branded and generic competitors, any of which could preclude commercialization of products or negatively affect the profitability of existing products.

•	Lost market opportunity resulting from delays and uncertainties in the approval process of the FDA and foreign regulatory authorities.

•	Increased focus on privacy issues in countries around the world, including the United States and the EU. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect directly the Company’s business.

•	Changes in tax laws including changes related to the taxation of foreign earnings.

•	Changes in accounting pronouncements promulgated by standard-setting or regulatory bodies, including the Financial Accounting Standards Board and the SEC, that are adverse to the Company.

•	Economic factors over which the Company has no control, including changes in inflation, interest rates and foreign currency exchange rates.

This list should not be considered an exhaustive statement of all potential risks and uncertainties. See “Risk Factors” on page 16.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

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

Capital expenditures for 2006 were $980.2 million compared with $1.4 billion for 2005. In the United States, these amounted to $714.7 million for 2006 and $938.7 million for 2005. Abroad, such expenditures amounted to $265.5 million for 2006 and $464.0 million for 2005.

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

Vioxx Litigation

Product Liability Lawsuits
As previously disclosed, individual and putative class actions have been filed against the Company in state and federal courts alleging personal injury and/or economic loss with respect to the purchase or use of Vioxx. All such actions filed in federal court are coordinated in a multidistrict litigation in the U.S. District Court for the Eastern District of Louisiana (the “MDL”) before District Judge Eldon E. Fallon. A number of such actions filed in state court are coordinated in separate coordinated proceedings in state courts in New Jersey, California and Texas, and the counties of Philadelphia, Pennsylvania and Clark County, Nevada. As of December 31, 2006, the Company had been served or was aware that it had been named as a defendant in approximately 27,400 lawsuits, which include approximately 46,100 plaintiff groups, alleging personal injuries resulting from the use of Vioxx, and in approximately 264 putative class actions alleging personal injuries and/or economic loss. (All of the actions discussed in this paragraph are collectively referred to as the “Vioxx Product Liability Lawsuits”.) Of these lawsuits, approximately 8,300 lawsuits representing approximately 23,700 plaintiff groups are or are slated to be in the federal MDL and approximately 16,800 lawsuits representing approximately 16,800 plaintiff groups are included in a coordinated proceeding in New Jersey Superior Court before Judge Carol E. Higbee.

In addition to the Vioxx Product Liability Lawsuits discussed above, the claims of over 4,025 plaintiffs had been dismissed as of December 31, 2006. Of these, there have been over 1,225 plaintiffs whose claims were dismissed with prejudice (i.e., they cannot be brought again) either by plaintiffs themselves or by the courts. Over 2,800 additional plaintiffs have had their claims dismissed without prejudice (i.e., they can be brought again).

In the MDL, Judge Fallon in July 2005 indicated that he would schedule for trial a series of cases during the period November 2005 through 2006, in the following categories: (i) heart attack with short term use; (ii) heart attack with long term use; (iii) stroke; and (iv) cardiovascular injury involving a prescription written after April 2002 when the labeling for Vioxx was revised to include the results of the VIGOR trial. These trials began in November 2005 and concluded in December 2006. The next scheduled trial in the MDL is a re-trial in Barnett v. Merck on the issue of damages as discussed below.

Several Vioxx Product Liability Lawsuits are currently scheduled for trial in 2007. The Company has provided a list of such trials at its website at www.merck.com which it will periodically update as appropriate. The Company has included its website address only as an inactive textual reference and does not intend it to be an active link to its website nor does it incorporate by reference the information contained therein.

Merck has entered into a tolling agreement (the “Tolling Agreement”) with the MDL Plaintiffs’ Steering Committee that establishes a procedure to halt the running of the statute of limitations (tolling) as to certain categories of claims allegedly arising from the use of Vioxx by non-New Jersey citizens. The Tolling Agreement applies to individuals who have not filed lawsuits and may or may not eventually file lawsuits and only to those claimants who seek to toll claims alleging injuries resulting from a thrombotic cardiovascular event that results in a myocardial infarction or ischemic stroke. The Tolling Agreement provides counsel additional time to evaluate potential claims. The Tolling Agreement requires any tolled claims to be filed in federal court. As of December 31, 2006, approximately 14,180 claimants had entered into Tolling Agreements.

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

The Company has previously disclosed the outcomes of several Vioxx Product Liability Lawsuits that were tried prior to September 30, 2006 (see chart below).

In August 2006, in Barnett v. Merck, a case before Judge Fallon in the MDL, a jury in New Orleans, Louisiana returned a plaintiff verdict in the second federal Vioxx case to go to trial. The jury awarded $50 million in compensatory damages and $1 million in punitive damages. On August 30, 2006, Judge Fallon overturned as excessive the damages portion of the verdict and ordered a new trial on damages. Judge Fallon has set re-trial for October 29, 2007 on the issue of damages. Merck has filed motions for a new trial on all issues and for Judgment as a Matter of Law, both of which are currently pending before the Court. Plaintiff has opposed Merck’s motion and has asked the Judge to reduce the amount of the award rather than re-try the case.

Juries found in favor of Merck on all counts in the fourth and fifth cases to go to trial in the MDL. The jury returned its verdict for Merck in Mason v. Merck on November 8, 2006 and in Dedrick v. Merck on December 13, 2006.

On November 22, 2006, Judge Fallon denied a motion filed in the MDL to certify a nationwide class of all persons who allegedly suffered personal injury as a result of taking Vioxx.

On December 15, 2006, the jury in Albright v. Merck, a case tried in state court in Birmingham, Alabama, returned a verdict for Merck on all counts.

The Company previously disclosed that in April 2006, in Garza v. Merck, a jury in Rio Grande City, Texas returned a verdict in favor of the plaintiff. In September 2006, the Texas state court granted the Company’s request to investigate possible jury bias because a juror admitted that he had, prior to the trial, on several occasions borrowed money from the plaintiff. On December 21, 2006, the court entered judgment for plaintiff in the amount of $7.75 million, plus interest, reduced from the original award of $32 million because of the Texas state cap on punitive damages. The Company is seeking a new trial and will appeal the verdict if the court does not grant a new trial.

On October 31, 2006, in California Superior Court in Los Angeles, a consolidated trial began in the cases Appell v. Merck and Arrigale v. Merck. On January 18, 2007, Judge Victoria Chaney declared a mistrial as to both plaintiffs after the jury reported that it was deadlocked.

On October 5, 2006, in the coordinated proceeding in New Jersey Superior Court, Judge Higbee dismissed claims of the United Kingdom plaintiffs. These plaintiffs have appealed.

The first case scheduled for trial in the Texas coordinated proceeding, Rigby v. Merck, was scheduled to begin trial on November 7, 2006. The Rigby case was voluntarily dismissed on October 23, 2006 when the plaintiff filed a notice of non-suit with the Court.

A consolidated trial, Hermans v. Merck and Humeston v. Merck, began on January 17, 2007, in the coordinated proceeding in New Jersey Superior Court before Judge Higbee. Humeston v. Merck was first tried in 2005, but Judge Higbee set aside the November 2005 jury verdict in favor of Merck and ordered a new trial on the grounds of newly discovered evidence. The Hermans/Humeston trial is separated into two phases: a general phase regarding Merck’s conduct and a plaintiff-specific phase. There will be jury questions and a deliberation after phase I regarding Merck’s conduct. If the jury answers any of the questions in the affirmative, the case will move to phase II. In phase II each plaintiff will present his or her specific case. At the end of phase II, the jury will deliberate and will answer questions with respect to each of the two plaintiffs. The jury will answer separate verdict sheets but in the course of only one deliberation. If the case moves to a punitive phase, there will be a single presentation for each side and one jury deliberation for both plaintiffs.

The first case scheduled for trial in the Philadelphia coordinated proceeding, McCool v. Merck, was scheduled to begin trial on February 26, 2007. The plaintiff voluntarily dismissed with prejudice her case on January 16, 2007.

On September 28, 2006, the New Jersey Superior Court, Appellate Division, heard argument on plaintiffs’ appeal of Judge Higbee’s dismissal of the Sinclair v. Merck case. This putative class action was originally filed in December 2004 and sought the creation of a medical monitoring fund. Judge Higbee had granted the Company’s motion to dismiss in May 2005. On January 16, 2007, the Appellate Division reversed the decision and remanded the case back to Judge Higbee for further factual inquiry. The Company has petitioned the New Jersey Supreme Court for review of the Appellate Division’s decision.

To date in the Vioxx Product Liability Lawsuits, of the 29 plaintiffs whose claims have been scheduled for trial, the claims of seven were dismissed, the claims of seven were withdrawn from the trial calendar by plaintiffs, and juries have decided in Merck’s favor nine times and in plaintiffs’ favor four times. In addition, in the recent California trial involving two plaintiffs, the jury could not reach a verdict for either plaintiff and a mistrial was declared. A New Jersey state judge set aside one of the nine Merck verdicts. With respect to the four plaintiffs’ verdicts, Merck already has filed an appeal or sought judicial review in each of those cases, and in one of those four, a federal judge overturned the damage award shortly after trial. In addition, a consolidated trial with two plaintiffs is currently ongoing in the coordinated proceeding in New Jersey Superior Court before Judge Higbee and another trial, Schwaller v. Merck, has commenced in state court in Madison County, Illinois.

The following chart sets forth the results of all U.S. Vioxx Product Liability trials to date.

State or
Federal
Verdict Date	Plaintiff	Court	Result	Comments
Aug. 19, 2005	Ernst	Texas	Verdict for Plaintiff	Jury awarded plaintiff $253.4 million; the Court reduced amount to approximately $26.1 million plus interest. The judgment is now on appeal.
Nov. 3, 2005	Humeston	N.J.	Verdict for Merck; then judge overturned the verdict	Judge has ordered a new trial, which is currently ongoing.
Feb. 17, 2006	Plunkett	Federal	Mistrial after jury deadlocked in first trial; verdict for Merck in retrial	Merck prevailed in February 2006 retrial. Plaintiff has moved for a new trial.
April 5, 2006	McDarby	N.J.	Verdict for Plaintiff	Plaintiff was awarded $13.5 million in damages. Merck’s motion for a new trial is pending, as is plaintiff’s motion for attorney’s fees.
April 5, 2006	Cona	N.J.	Verdict for Merck on failure to warn claim	However, the jury awarded plaintiff the nominal sum of $135 for his Consumer Fraud Act claim. Merck’s motion for a new trial on the Consumer Fraud Act claim is pending, as is plaintiff’s motion for attorney’s fees.
April 21, 2006	Garza	Texas	Verdict for Plaintiff	Judge reduced $32 million jury award to $7.75 million plus interest. Merck has moved for a new trial.
July 13, 2006	Doherty	N.J.	Verdict for Merck	Plaintiff has moved for a new trial.
Aug. 2, 2006	Grossberg	California	Verdict for Merck	Plaintiff has moved for a new trial.
Aug. 17, 2006	Barnett	Federal	Verdict for Plaintiff	Plaintiff awarded $51 million in damages. The judge ruled the award was “grossly excessive,” and has scheduled a new trial on damages in October 2007. Merck’s motion for a new trial on the remaining issues is pending.
Sept. 26, 2006	Smith	Federal	Verdict for Merck
Nov. 15, 2006	Mason	Federal	Verdict for Merck
Dec. 13, 2006	Dedrick	Federal	Verdict for Merck	Plaintiff has moved for a new trial.
Dec. 15, 2006	Albright	Alabama	Verdict for Merck	Plaintiff has moved for a new trial.
Jan. 18, 2007	Arrigale/Appell	California	Mistrial declared after the jury deadlocked

Other Lawsuits

As previously disclosed, on July 29, 2005, a New Jersey state trial court certified a nationwide class of third-party payors (such as unions and health insurance plans) that paid in whole or in part for the Vioxx used by their plan members or insureds. The named plaintiff in that case seeks recovery of certain Vioxx purchase costs (plus penalties) based on allegations that the purported class members paid more for Vioxx than they would have had they known of the product’s alleged risks. Merck believes that the class was improperly certified. The trial court’s ruling is procedural only; it does not address the merits of plaintiffs’ allegations, which the Company intends to defend vigorously. On March 31, 2006, the New Jersey Superior Court, Appellate Division, affirmed the class certification order. On July 19, 2006, the New Jersey Supreme Court decided to exercise its discretion to hear the Company’s appeal of the Appellate Division’s decision. On August 24, 2006, the Appellate Division ordered a stay of the proceedings in Superior Court pending a ruling by the Supreme Court. Oral argument before the New Jersey Supreme Court is scheduled to take place in March 2007.

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

Shareholder Lawsuits
As previously disclosed, in addition to the Vioxx Product Liability Lawsuits, the Company and various current and former officers and directors are defendants in various putative class actions and individual lawsuits under the federal securities laws and state securities laws (the “Vioxx Securities Lawsuits”). All of the Vioxx Securities Lawsuits pending in federal court have been transferred by the Judicial Panel on Multidistrict Litigation (the “JPML”) to the United States District Court for the District of New Jersey before District Judge Stanley R. Chesler for inclusion in a nationwide MDL (the “Shareholder MDL”). Judge Chesler has consolidated the Vioxx Securities Lawsuits for all purposes. Plaintiffs request certification of a class of purchasers of Company stock between May 21, 1999 and October 29, 2004. The complaint alleges that the defendants made false and misleading statements regarding Vioxx in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified compensatory damages and the costs of suit, including attorneys’ fees. The complaint also asserts a claim under Section 20A of the Securities and Exchange Act against certain defendants relating to their sales of Merck stock. In addition, the complaint includes allegations under Sections 11, 12 and 15 of the Securities Act of 1933 that certain defendants made incomplete and misleading statements in a registration statement and certain prospectuses filed in connection with the Merck Stock Investment Plan, a dividend reinvestment plan. Defendants have filed a motion to dismiss the complaint. Oral argument on the motion to dismiss is scheduled to take place in March 2007.

As previously disclosed, on August 15, 2005, a complaint was filed in Oregon state court by the State of Oregon through the Oregon state treasurer on behalf of the Oregon Public Employee Retirement Fund against the Company and certain current and former officers and directors. The complaint, which was brought under Oregon securities law, alleges that plaintiff has suffered damages in connection with its purchases of Merck common stock at artificially inflated prices due to the Company’s alleged violations of law related to disclosures about Vioxx. The current and former officers and directors have entered into a tolling agreement and, on June 30, 2006, were dismissed without prejudice from the case. On July 19, 2006, the Court denied the Company’s motion to dismiss the complaint, but required plaintiff to amend the complaint. Plaintiff filed an amended complaint on September 21, 2006. Merck filed a motion to require plaintiffs to make the complaint more definite and certain, which was denied by the Court. Merck filed an answer to the complaint in January 2007.

As previously disclosed, various shareholder derivative actions filed in federal court were transferred to the Shareholder MDL and consolidated for all purposes by Judge Chesler (the “Vioxx Derivative Lawsuits”). The consolidated complaint arose out of substantially the same factual allegations that are made in the Vioxx Securities Lawsuits. The Vioxx Derivative Lawsuits, which were purportedly brought to assert rights of the Company, assert claims against certain members of the Board past and present and certain executive officers for breach of fiduciary duty, waste of corporate assets, unjust enrichment, abuse of control and gross mismanagement. On May 5, 2006, Judge Chesler granted defendants’ motion to dismiss and denied plaintiffs’ request for leave to amend their complaint. Plaintiffs’ appeal of the District Court’s decision refusing them leave to amend the complaint is currently pending before the United States Court of Appeals for the Third Circuit.

As previously disclosed, on October 29, 2004, two individual shareholders made a demand on the Board of Directors of the Company to take legal action against Mr. Raymond Gilmartin, former Chairman, President and Chief Executive Officer and other individuals for allegedly causing damage to the Company with respect to the allegedly improper marketing of Vioxx. In July 2006, the Board received another shareholder letter demanding that the Board take legal action against the Board and management of Merck for allegedly causing damage to the Company relating to the Company’s allegedly improper marketing of Vioxx. In December 2006, each of these demands was rejected by the Board of Directors.

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

International Lawsuits
As previously disclosed, in addition to the lawsuits discussed above, the Company has been named as a defendant in litigation relating to Vioxx in various countries (collectively, the “Vioxx Foreign Lawsuits”) in Europe, as well as Canada, Brazil, Argentina, Australia, Turkey, and Israel.

Additional Lawsuits
Based on media reports and other sources, the Company anticipates that additional Vioxx Product Liability Lawsuits, Vioxx Shareholder Lawsuits and Vioxx Foreign Lawsuits (collectively, the “Vioxx Lawsuits”) will be filed against it and/or certain of its current and former officers and directors in the future.

Insurance
As previously disclosed, the Company has product liability insurance for claims brought in the Vioxx Product Liability Lawsuits with stated upper limits of approximately $630 million after deductibles and co-insurance. This insurance provides coverage for legal defense costs and potential damage amounts that have been or will be incurred in connection with the Vioxx Product Liability Lawsuits. The Company believes that this insurance coverage extends to additional Vioxx Product Liability Lawsuits that may be filed in the future. The Company has Directors and Officers insurance coverage applicable to the Vioxx Securities Lawsuits and Vioxx Derivative Lawsuits with stated upper limits of approximately $190 million. The Company has fiduciary and other insurance for the Vioxx ERISA Lawsuits with stated upper limits of approximately $275 million. Additional insurance coverage for these claims may also be available under upper-level excess policies that provide coverage for a variety of risks. There are disputes with certain insurers about the availability of some or all of this insurance coverage and there are likely to be additional disputes. The Company’s insurance coverage with respect to the Vioxx Lawsuits will not be adequate to cover its defense costs and any losses.

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

In addition, the Company received a subpoena in September 2006 from the State of California Attorney General seeking documents and information related to the placement of Vioxx on California’s Medi-Cal formulary. The Company is cooperating with the Attorney General in responding to the subpoena.

Reserves
The Company currently anticipates that a number of Vioxx Product Liability Lawsuits will be tried throughout 2007. A trial in the Oregon securities case is scheduled for 2007, but the Company cannot predict whether this trial will proceed on schedule or the timing of any of the other Vioxx Shareholder Lawsuit trials. The Company believes that it has meritorious defenses to the Vioxx Lawsuits and will vigorously defend against them. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek indeterminate damages, the Company is unable to predict the outcome of these matters, and at this time cannot reasonably estimate the possible loss or range of loss with respect to the Vioxx Lawsuits. The Company has not established any reserves for any potential liability relating to the Vioxx Lawsuits or the Vioxx Investigations, including for those cases in which verdicts or judgments have been entered against the Company, and are now in post-verdict proceedings or on appeal. In each of those cases the Company believes it has strong points to raise on appeal and therefore that unfavorable outcomes in such cases are not probable. Unfavorable outcomes in the Vioxx Litigation (as defined below) could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. As of December 31, 2005, the Company had a reserve of $685 million solely for its future legal defense costs related to the Vioxx Litigation.

During 2006, the Company spent $500 million in the aggregate, including $175 million in the fourth quarter, in legal defense costs worldwide related to (i) the Vioxx Product Liability Lawsuits, (ii) the Vioxx Shareholder Lawsuits, (iii) the Vioxx Foreign Lawsuits, and (iv) the Vioxx Investigations (collectively, the “Vioxx Litigation”). In the third quarter and fourth quarter of 2006, the Company recorded charges of $598 million and $75 million, respectively, to increase the reserve solely for its future legal defense costs related to the Vioxx

Litigation to $858 million at December 31, 2006. In increasing the reserve, the Company considered the same factors that it considered when it previously established reserves for the Vioxx Litigation. Management now believes it has a better estimate of the Company’s expenses and can reasonably estimate such costs through 2008. Some of the significant factors considered in the establishment and ongoing review of the reserve for the Vioxx legal defense costs were as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of the Vioxx Litigation; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the Vioxx Product Liability Lawsuits. Events such as scheduled trials, that are expected to occur throughout 2007 and into 2008, and the inherent inability to predict the ultimate outcomes of such trials, limit the Company’s ability to reasonably estimate its legal costs beyond the end of 2008. While the Company does not anticipate that it will need to increase the reserve every quarter, it will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase its reserves for legal defense costs at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

Other Product Liability Litigation

As previously disclosed, the Company is a defendant in product liability lawsuits in the United States involving Fosamax (the “Fosamax Litigation”). As of December 31, 2006, 104 cases had been filed against Merck in either federal or state court, including 4 cases which seek class action certification, as well as damages and medical monitoring. In these actions, plaintiffs allege, among other things, that they have suffered osteonecrosis of the jaw, generally subsequent to invasive dental procedures such as tooth extraction or dental implants, and/or delayed healing, in association with the use of Fosamax. On August 16, 2006, the JPML ordered that the Fosamax product liability cases pending in federal courts nationwide should be transferred and consolidated into one multidistrict litigation (the “Fosamax MDL”) for coordinated pre-trial proceedings. The Fosamax MDL has been transferred to Judge John Keenan in the United States District Court for the Southern District of New York. As a result of the JPML order, over 80 cases are before Judge Keenan. Judge Keenan has issued a Case Management Order setting forth a schedule governing the proceedings which focuses primarily upon resolving the class action certification motions in 2007. The Company intends to defend against these lawsuits.

As of December 31, 2006, the Company established a reserve of approximately $48 million solely for its future legal defense costs for the Fosamax Litigation. Some of the significant factors considered in the establishment of the reserve for the Fosamax Litigation legal defense costs were as follows: the actual costs incurred by the Company thus far; the development of the Company’s legal defense strategy and structure in light of the creation of the Fosamax MDL; the number of cases being brought against the Company; and the anticipated timing, progression, and related costs of pre-trial activities in the Fosamax Litigation. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves. Due to the uncertain nature of litigation, the Company is unable to estimate its costs beyond the end of 2008. Unfavorable outcomes in the Fosamax Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

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

As previously disclosed, the Company was joined in ongoing litigation alleging manipulation by pharmaceutical manufacturers of Average Wholesale Prices (“AWP”), which are sometimes used in calculations that determine public and private sector reimbursement levels. In 2002, the JPML ordered the transfer and consolidation of all pending federal AWP cases to federal court in Boston, Massachusetts. Plaintiffs filed one consolidated class action complaint, which aggregated the claims previously filed in various federal district court actions and also expanded the number of manufacturers to include some which, like the Company, had not been defendants in any prior pending case. In May 2003, the court granted the Company’s motion to dismiss the consolidated class action and dismissed the Company from the class action case. Subsequent to the Company’s dismissal, the plaintiffs filed an amended consolidated class action complaint, which did not name the Company as a defendant. The Company and many other pharmaceutical manufacturers are defendants in similar complaints pending in federal and state court brought individually by a number of counties in the State of New York. The Company and the other defendants are awaiting the final ruling on their motion to dismiss in the Suffolk County case, which was the first of the New York county cases to be filed. In addition, as of December 31, 2006, the Company was a defendant in state cases brought by the Attorneys General of Kentucky, Illinois, Alabama, Wisconsin, Mississippi, Arizona, Hawaii and Alaska, all of which are being defended.

As previously disclosed, the Company has been named as a defendant in antitrust cases in federal court in Minnesota and in state court in California, each alleging an unlawful conspiracy among different sets of pharmaceutical manufacturers to protect high prices in the United States by impeding importation into the United States of lower-priced pharmaceuticals from Canada. The court dismissed the federal claims in the Minnesota case with prejudice and the plaintiffs filed a Notice of Appeal. The Federal Court of Appeals for the Eighth Circuit affirmed the dismissal of the federal claims. The state claims in that action were dismissed without prejudice, but have not been refiled in any jurisdiction.

In the California antitrust action, the parties engaged in discovery and the defendant manufacturers filed for summary judgment. In December 2006, the court granted summary judgment in favor of Merck and the other defendants and dismissed the case. The plaintiffs have filed a Notice of Appeal in the California state appeals court.

As previously disclosed, a suit in federal court in Alabama by two providers of health services to needy patients alleges that 15 pharmaceutical companies overcharged the plaintiffs and a class of those similarly situated, for pharmaceuticals purchased by the plaintiffs under the program established by Section 340B of the Public Health Service Act. The Company and the other defendants filed a motion to dismiss the complaint on numerous grounds which was recently denied by the court. After denial of the motion to dismiss, the case was dismissed voluntarily by the parties.

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

In April 2005, the Company was named in a qui tam lawsuit under the Nevada False Claims Act. The suit, in which the Nevada Attorney General has intervened, alleges that the Company inappropriately offered nominal pricing and other marketing and pricing inducements to certain customers and also failed to comply with its obligations under the Medicaid Best Price scheme related to such arrangements. In May 2006, the Company’s motion to dismiss this action was denied by the district court. The Company is defending against this lawsuit.

Governmental Proceedings

As previously disclosed, the Company has received a subpoena from the DOJ in connection with its investigation of the Company’s marketing and selling activities, including nominal pricing programs and samples. The Company has also reported that it has received a CID from the Attorney General of Texas regarding the Company’s marketing and selling activities relating to Texas. As previously disclosed, the Company received another CID from the Attorney General of Texas asking for additional information regarding the Company’s marketing and selling activities related to Texas, including with respect to certain of its nominal pricing programs and samples. In April 2004, the Company received a subpoena from the office of the Inspector General for the District of Columbia in connection with an investigation of the Company’s interactions with physicians in the District of Columbia, Maryland, and Virginia. In November 2004, the Company received a letter request from the

DOJ in connection with its investigation of the Company’s pricing of Pepcid. In September 2005, the Company received a subpoena from the Illinois Attorney General. The subpoena seeks information related to repackaging of prescription drugs. There was no activity relating to Merck in the Illinois matter in 2006.

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

As previously disclosed, on February 23, 2004, the Italian Antitrust Authority (“ICA”) adopted a measure commencing a formal investigation of Merck Sharp & Dohme (Italia) S.p.A. (“MSD Italy”) and the Company under Article 14 of the Italian Competition Law and Article 82 EC to ascertain whether the Company and MSD Italy committed an abuse of a dominant position by refusing to grant to ACS Dobfar S.p.A. (“Dobfar”), an Italian company, a voluntary license under the Company’s Italian Supplementary Protection Certificate (“SPC”), pursuant to domestic legislation passed in 2002, to permit Dobfar to manufacture imipenem and cilastatin (“I&C”), the active ingredients in Tienam, in Italy for sale outside Italy in countries where patent protection had expired or never existed. A hearing before the ICA was held on May 2, 2005 and on June 17, 2005, the ICA found, on a preliminary basis, that the Company’s refusal to grant the license was an abuse of a dominant position, and imposed interim measures requiring the Company to grant a license to manufacture I&C in Italy for stockpiling purposes only, until expiration of the SPC. On November 16, 2005, the Italian Administrative court denied the Company’s appeal of the ICA’s order. The Company’s SPC expired in January 2006. Proceedings before the ICA continued on the merits of the Article 82 investigation and, in an effort to resolve the matter, the Company offered a commitment to the ICA pursuant to which the Company would grant non-exclusive licenses under its Italian SPC for finasteride with respect to finasteride 5 mg for the treatment of benign prostate hyperplasia. The deadline for the ICA to adopt its final decision as to whether the Company’s commitment warrants the closure of the case is March 16, 2007.

Vaccine Litigation

As previously disclosed, the Company is a party in claims brought under the Consumer Protection Act of 1987 in the United Kingdom, which allege that certain children suffer from a variety of conditions as a result of being vaccinated with various bivalent vaccines for measles and rubella and/or trivalent vaccines for measles, mumps and rubella, including the Company’s M-M-R II. The conditions include autism, with or without inflammatory bowel disease, epilepsy, encephalitis, encephalopathy, Guillain-Barre syndrome and transverse myelitis. There are now 6 claimants proceeding or, to the Company’s knowledge, intending to proceed against the Company. The Company will defend against these lawsuits.

As previously disclosed, the Company is also a party to individual and class action product liability lawsuits and claims in the United States involving pediatric vaccines (e.g., hepatitis B vaccine) that contained thimerosal, a preservative used in vaccines. Merck has not distributed thimerosal-containing pediatric vaccines in the United States since the fall of 2001. As of December 31, 2006, there were approximately 250 active thimerosal related lawsuits with approximately 670 plaintiffs. Other defendants include other vaccine manufacturers who produced pediatric vaccines containing thimerosal as well as manufacturers of thimerosal. In these actions, the plaintiffs allege, among other things, that they have suffered neurological injuries as a result of exposure to thimerosal from pediatric vaccines. Two cases scheduled for trial in 2006 were dismissed – one, a state court case in Ohio voluntarily dismissed by the plaintiffs, and the second, a Federal District Court case in Texas in which the Court entered summary judgment in favor of defendants in 2005 and plaintiffs ultimately voluntarily dismissed their appeal. The Company will defend against these lawsuits; however, it is possible that unfavorable outcomes could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

The Company has been successful in having cases of this type either dismissed or stayed on the ground that the action is prohibited under the National Childhood Vaccine Injury Act (the “Vaccine Act”). The Vaccine Act prohibits any person from filing or maintaining a civil action (in state or federal court) seeking damages against a vaccine manufacturer for vaccine-related injuries unless a petition is first filed in the United States Court of Federal Claims (hereinafter the “Vaccine Court”). Under the Vaccine Act, before filing a civil action against a vaccine manufacturer, the petitioner must either (a) pursue his or her petition to conclusion in Vaccine Court and then timely file an election to proceed with a civil action in lieu of accepting the Vaccine Court’s adjudication of the petition or (b) timely exercise a right to withdraw the petition prior to Vaccine Court adjudication in accordance with certain statutorily prescribed time periods. The Company is not a party to Vaccine Court proceedings because the petitions are brought against the United States Department of Health and Human Services. The cases with trial dates referred to in the preceding paragraph as having been dismissed were brought by plaintiffs who claimed to have made a timely withdrawal of their Vaccine Court petitions.

The Company is aware that there are approximately 4,700 cases pending in the Vaccine Court involving allegations that thimerosal-containing vaccines and/or the M-M-R II vaccine cause autism spectrum disorders. Not all of the thimerosal-containing vaccines involved in the Vaccine Court proceeding are Company vaccines. The Company is the sole source of the M-M-R II vaccine domestically. In June 2007, the Special Masters presiding over the Vaccine Court proceedings are scheduled to begin a hearing in which both petitioners and the government will present evidence on the issue of whether these vaccines can cause autism spectrum disorders. That hearing is expected to last a number of weeks. Since it is not a party, the Company will not participate in the proceedings.

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

In February 2007, Schering Plough received a notice from a generic company indicating that it had filed an ANDA for Zetia and that it is challenging the U.S. patents that are listed for Zetia. Merck and Schering Plough market Zetia through a joint venture and they are considering the appropriate response.

On February 22, 2007, the Company received a notice from a generic company indicating that it had filed an ANDA for montelukast and that it is challenging the U.S. patent that is listed for Singulair. The Company is considering the appropriate response.

As previously disclosed, on January 28, 2005, the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. found the Company’s patent claims for once-weekly administration of Fosamax to be invalid. The Company exhausted all options to appeal this decision in 2005. Based on the Court of Appeals’ decision, Fosamax and Fosamax Plus D will lose market exclusivity in the United States in February 2008 and April 2008, respectively and the Company expects a significant decline in U.S. Fosamax and Fosamax Plus D sales after each product’s respective loss of market exclusivity.

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

As previously disclosed, in September 2004, the Company appealed a decision of the Opposition Division of the EPO that revoked the Company’s patent in Europe that covers the once-weekly administration of alendronate. On March 14, 2006, the Board of Appeal of the EPO upheld the decision of the Opposition Division. Thus, presently the Company is not entitled to market exclusivity for Fosamax in most major European markets after 2007. In addition, Merck’s basic patent covering the use of alendronate has been challenged in several European countries. The Company has received adverse decisions in Germany, Holland and the United Kingdom. The decision in the United Kingdom was upheld on appeal. The Company has appealed the decisions in Germany and Holland.

In June 2006, the Company filed lawsuits in federal court against Barr Laboratories, Inc. and Teva Pharmaceutical Industries Ltd. (“Teva”) asserting that their respective manufacturing processes for making their alendronate products would infringe one or more process patents of the Company.

On October 5, 2004, in an action in Australia challenging the validity of the Company’s Australian patent for the once-weekly administration of alendronate, the patent was found to be invalid. That decision was upheld on appeal.

In addition, as previously disclosed, in Japan a proceeding has been filed challenging the validity of the Company’s Japanese patent for the once-weekly administration of alendronate.

On January 18, 2006, the Company sued Hi-Tech Pharmacal Co., Inc. (“Hi-Tech”) of Amityville, New York for patent infringement in response to Hi-Tech’s application to the FDA seeking approval of a generic version of Merck’s ophthalmic drugs Trusopt and Cosopt, which are used for treating elevated intraocular pressure in people with ocular hypertension or glaucoma. In the lawsuit, Merck sued to enforce a patent covering an active ingredient dorzolamide, which is present in both Trusopt and Cosopt. In that case, the District Court entered judgment in Merck’s favor and Hi-Tech appealed. A hearing of the appeal was conducted in December 2006 and a decision is pending. Merck has elected not to enforce two U.S. patents listed with the FDA which cover the combination of dorzolamide and timolol, the two active ingredients in Cosopt. This lawsuit automatically stays FDA approval of Hi-Tech’s ANDA’s for 30 months from January 2006 or until an adverse court decision, whichever may occur earlier. The patent covering dorzolamide provides exclusivity for Trusopt and Cosopt until October 2008 (including six months of pediatric exclusivity). After such time, the Company expects sales of these products to decline.

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

The Company and AstraZeneca received notice in October 2005 that Ranbaxy Laboratories Limited (“Ranbaxy”) has filed an ANDA for esomeprazole magnesium. The ANDA contains Paragraph IV challenges to patents on Nexium. On November 21, 2005, the Company and AstraZeneca sued Ranbaxy in the United States District Court in New Jersey. Accordingly, FDA approval of Ranbaxy’s ANDA is stayed for 30 months until April 2008 or until an adverse court decision, if any, whichever may occur earlier. The Company and AstraZeneca received notice in January 2006 that IVAX Pharmaceuticals, Inc., subsequently acquired by Teva, had filed an ANDA for esomeprazole magnesium. The ANDA contains Paragraph IV challenges to patents on Nexium. On March 8, 2006. the Company and AstraZeneca sued Teva in the United States District Court in New Jersey. Accordingly, FDA approval of Teva’s ANDA is stayed for 30 months until September 2008 or until an adverse court decision, if any, whichever may occur earlier.

In the case of finasteride, an ANDA has been filed seeking approval of a generic version of Propecia and alleging invalidity of the Company’s patents. The Company filed a patent infringement lawsuit in the District Court of Delaware in September 2004. In 2006, the Company reached a settlement with the generic company, Dr. Reddy’s Laboratories (“DRL”), under which DRL may sell a generic 1 mg finasteride product beginning in January 2013.

In Europe, the Company is aware of various companies seeking registration for generic losartan (the active ingredient for Cozaar). The Company has patent rights to losartan via license from E.I. du Pont de Nemours and Company (“du Pont”). The Company and du Pont have filed patent infringement proceedings against various companies in Portugal, Spain and Norway.

Other Litigation

On July 27, 2005, Merck was served with a further shareholder derivative suit filed in the New Jersey Superior Court for Hunterdon County against the Company and certain current and former officers and directors. This lawsuit seeks to recover or cancel compensation awarded to the Company’s executive officers in 2004, and asserts claims for breach of fiduciary duty, waste and unjust enrichment. On July 21, 2006, the Court granted defendants’ motion to dismiss based on plaintiff’s failure to make pre-suit demand on Merck’s Board of Directors and denied plaintiff’s request for leave to amend. Thus, this case has been terminated.

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

As previously disclosed, on August 20, 2004, the United States District Court for the District of New Jersey granted a motion by the Company, Medco Health Solutions, Inc. (“Medco Health”) and certain officers and directors to dismiss a shareholder derivative action involving claims related to the Company’s revenue recognition practice for retail co-payments paid by individuals to whom Medco Health provides pharmaceutical benefits as well as other allegations. The complaint was dismissed with prejudice. Plaintiffs appealed the decision. On December 15, 2005, the U.S. Court of Appeals for the Third Circuit upheld most of the District Court’s decision dismissing the suit, and sent the issue of whether the Company’s Board of Directors properly refused the shareholder demand relating to the Company’s treatment of retail co-payments back to the District Court for reconsideration under a different legal standard. Plaintiffs moved to remand their action to state court on August 18, 2006, and the District Court granted that motion on February 1, 2007. The shareholder derivative suit is currently pending before the Superior Court of New Jersey, Chancery Division, Hunterdon County.

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

Three notices of appeal were filed and the appellate court heard oral argument in May 2005. On December 8, 2005, the appellate court issued a decision vacating the district court’s judgment and remanding the cases to the district court to allow the district court to resolve certain jurisdictional issues. A hearing was held to address such issues on February 24, 2006. The District Court issued a ruling on August 10, 2006 resolving such jurisdictional issues in favor of the settling plaintiffs. The class members and other party that had previously appealed the District Court’s judgment have renewed their appeals. The renewed appeals are presently being briefed.

After the spin-off of Medco Health, Medco Health assumed substantially all of the liability exposure for the matters discussed in the foregoing two paragraphs. These cases are being defended by Medco Health.

There are various other legal proceedings, principally product liability and intellectual property suits involving the Company, which are pending. While it is not feasible to predict the outcome of such proceedings or the proceedings discussed in this Item, in the opinion of the Company, all such proceedings are either adequately covered by insurance or, if not so covered, should not ultimately result in any liability that would have a material adverse effect on the financial position, liquidity or results of operations of the Company, other than proceedings for which a separate assessment is provided in this Item.

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

Not applicable.

Executive Officers of the Registrant (ages as of February 1, 2007)

RICHARD T. CLARK — Age 60

April, 2007 — Chairman, Chief Executive Officer and President

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

DAVID W. ANSTICE — Age 58

September, 2006 — Executive Vice President, Strategy Initiatives — responsible for the End-to-End and global support function initiatives and for providing strategic direction in key pharmaceutical emerging markets (China and India)

August, 2005 — President, Human Health-Asia Pacific — responsible for the Company’s prescription drug business in the Asia Pacific region, Japan, Australia, New Zealand and the Company’s joint venture relationship with Schering-Plough

January, 2003 — President, Human Health — responsible for the Company’s prescription drug business in Japan, Latin America, Canada, Australia, New Zealand and the Company’s joint venture relationship with Schering-Plough

March, 2001 — President, The Americas and U.S. Human Health — responsible for one of the two prescription drug divisions comprising U.S. Human Health, as well as the Company’s prescription drug business in Canada and Latin America, and the Company’s joint venture relationship with Schering-Plough

JOHN CANAN — Age 50

September, 2006 — Vice President, Controller — responsible for the Corporate Controller’s Group

June, 2003 — Vice President, Corporate Audit & Assurance Services

September, 2002 — Vice President and Controller, Asia and Joint Ventures — responsible for financial and operational oversight of Asia Human Health and several of the Company’s joint ventures

August, 1999 — Controller, Asia Pacific Human Health

CELIA A. COLBERT — Age 50

January, 1997 — Vice President, Secretary (since September, 1993) and Assistant General Counsel (since November, 1993)

WILLIE A. DEESE — Age 51

May, 2005 — President, Merck Manufacturing Division — responsible for the Company’s global manufacturing, procurement, and operational excellence functions

January, 2004 — Senior Vice President, Global Procurement

Prior to January 2004, Mr. Deese was Senior Vice President, Global Procurement and Logistics (2001 to 2003) for GlaxoSmithKline plc.

KENNETH C. FRAZIER — Age 52

November, 2006 — Executive Vice President and General Counsel — responsible for legal and public affairs functions and The Merck Company Foundation (a not-for-profit charitable organization affiliated with the Company)

December, 1999 — Senior Vice President and General Counsel — responsible for legal and public affairs functions and The Merck Company Foundation (a not-for-profit charitable organization affiliated with the Company)

MIRIAN M. GRADDICK-WEIR — Age 52

September, 2006 — Senior Vice President, Human Resources

Prior to September 2006, Dr. Graddick-Weir was Executive Vice President of Human Resources and Employee Communications at AT&T, and has held several other senior Human Resources leadership positions at AT&T for more than 20 years (communications services provider).

STEVEN B. KELMAR — Age 53

August, 2006 — Vice President, Public Affairs

Prior to August 2006, Mr. Kelmar led the global public affairs and communications function at Novartis AG since 2002.

PETER S. KIM — Age 48

January, 2003 — President, Merck Research Laboratories (“MRL”)

February, 2001 — Executive Vice President, Research and Development, MRL

JUDY C. LEWENT — Age 58

August, 2005 — Executive Vice President and Chief Financial Officer — responsible for the Company’s strategic planning, financial and corporate development functions, internal auditing, corporate licensing, the Company’s joint venture relationships, and Merck Capital Ventures, LLC, a subsidiary of the Company

January, 2003 — Executive Vice President, Chief Financial Officer and President, Human Health Asia — responsible for financial and corporate development functions, internal auditing, corporate licensing, the Company’s prescription drug business in Asia North and Asia South, the Company’s joint venture relationships, and Merck Capital Ventures, LLC

February, 2001 — Executive Vice President and Chief Financial Officer (since April, 1990) — responsible for financial and corporate development functions, internal auditing, corporate licensing, the Company’s joint venture relationships, and Merck Capital Ventures, LLC

On February 20, 2007, the Company announced that Ms. Lewent intends to retire in July 2007.

PETER LOESCHER — Age 49

May, 2006 — President, Global Human Health — responsible for the Company’s four marketing and sales divisions: U.S. Human Health, Human Health Asia Pacific, Human Health Intercontinental (Europe, Middle East, Africa, Canada and Latin America), and Merck Vaccines

Prior to May 2006, Mr. Loescher served as President and Chief Executive Officer of GE Healthcare Bio-Sciences (medical diagnostics and life sciences business) since 2004, after it acquired Amersham Health. Mr. Loescher was President of Amersham Health (2002 — 2004) before becoming its Chief Operating Officer in 2004.

MARK E. MCDONOUGH — Age 42

February, 2007 — Vice President and Treasurer — responsible for the Company’s treasury function, and for providing financial support for Human Resources

January, 2004 — Assistant Treasurer, Global Capital Markets — responsible for managing the Company’s investment and financing portfolios and the treasury share repurchase program

September, 2000 — Senior Director, Human Health Finance — responsible for providing global franchise-based financial reporting and analytics to key customers

MARGARET G. MCGLYNN — Age 47

August, 2005 — President, Merck Vaccines — global responsibilities for the vaccines business including the Company’s Sanofi-Pasteur joint venture

January, 2003 — President, U.S. Human Health — responsible for one of the two prescription drug divisions (hospital and specialty product franchises) comprising U.S. Human Health (USHH), and the Managed Care Group of USHH

August, 2001 — Executive Vice President, Customer Marketing and Sales, USHH

STEFAN OSCHMANN — Age 49

September, 2006 — President, Europe, Middle East, Africa & Canada

April, 2006 — Senior Vice President, Worldwide Human Health Marketing

October, 2005 — Executive Vice President, Worldwide Marketing

January, 2001 — Managing Director, MSD Germany, a subsidiary of the Company

J. CHRIS SCALET — Age 48

January, 2006 — Senior Vice President, Global Services, and Chief Information Officer (CIO) — responsible for Global Shared Services across the human resources, finance, site services and information services function; and the enterprise business process redesign initiative

March, 2003 — Senior Vice President, Information Services, and CIO — responsible for all areas of information technology and services including application development, technical support, voice and data communications, and computer operations worldwide

Prior to March 2003, Mr. Scalet was Senior Vice President, Information Technology & CIO (1997 to 2003) for International Paper Company (global forest products, paper and packaging company).

ADAM H. SCHECHTER — Age 42

July, 2006 — President, U.S. Human Health — commercial responsibility in the United States for the Company’s portfolio of prescription medicines

October, 2005 — General Manager, U.S. Human Health Division — responsible for the Neuro-Psychiatry, Osteoporosis, Migraine, Respiratory, and New Products franchises

February, 2004 — Vice President/General Manager, Merck/Schering-Plough Pharmaceuticals U.S. Joint Venture

August, 2002 — Vice President, Merck Human Health Division, Arthritis & Analgesia Franchise Business Group

WENDY L. YARNO — Age 52

September, 2006 — Chief Marketing Officer — responsible for Global Marketing Services, Global Alliance Management and Global Pricing, Global Human Health Business Practices & Compliance and three franchises: Oncology, Specialty and Neuroscience; Respiratory, Bone and Arthritis and Analgesia; and Infectious Diseases and Hospital Products

November, 2005 — General Manager, Business Unit 3, U.S. Human Health

January, 2003 — Executive Vice President, Worldwide Human Health Marketing

December, 1999 — Senior Vice President, Human Resources

All officers listed above serve at the pleasure of the Board of Directors. None of these officers was elected pursuant to any arrangement or understanding between the officer and the Board.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The principal market for trading of the Company’s Common Stock is the New York Stock Exchange (“NYSE”) under the symbol MRK. The Common Stock market price information set forth in the table below is based on historical NYSE market prices.

The following table also sets forth, for the calendar periods indicated, the dividend per share information.

Cash Dividends Paid per Common Share

	Year	4th Q	3rd Q	2nd Q	1st Q

2006	$1.52	$0.38	$0.38	$0.38	$0.38
2005	$1.52	$0.38	$0.38	$0.38	$0.38

Common Stock Market Prices

2006	4th Q	3rd Q	2nd Q	1st Q

High	$46.37	$42.51	$36.84	$36.65
Low	$41.24	$35.00	$32.75	$31.81

2005

High	$32.54	$32.34	$35.20	$32.61
Low	$25.50	$26.97	$30.40	$27.48

As of January 31, 2007, there were approximately 183,132 stockholders of record.

Equity Compensation Plan Information

The following table summarizes information about the options, warrants and rights and other equity compensation under the Company’s equity plans as of the close of business on December 31, 2006. The table does not include information about tax qualified plans such as the Merck & Co., Inc. Employee Savings and Security Plan.

Number of
securities
remaining available
	Number of			for future issuance
	securities to be			under equity
	issued upon		Weighted-average	compensation plans
	exercise of		exercise price of	(excluding
	outstanding		outstanding	securities
	options, warrants		options, warrants	reflected in column
Plan Category	and rights		and rights	(a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders (1)	253,655,299	(2)	$53.36	166,532,568
Equity compensation plans not approved by security holders (3)	—		—	—
Total	253,655,299		$53.36	166,532,568

(1)	Includes options to purchase shares of Company Common Stock and other rights under the following stockholder-approved plans: the 1996 Incentive Stock Plan, the 2001 Incentive Stock Plan, the 2004 Incentive

Stock Plan, the 2007 Incentive Stock Plan, the 1996 Non-Employee Directors Stock Option Plan, the 2001 Non-Employee Directors Stock Option Plan and the 2006 Non-Employee Directors Stock Option Plan.

(2)	Excludes approximately 6,000,567 shares of restricted stock units and 2,753,676 performance share units (assuming maximum payouts) under the 2004 Incentive Stock Plan. Also excludes 370,042 shares of phantom stock deferred under the Merck & Co., Inc. Deferral Program. As of December 31, 2005, no additional shares were reserved under the Deferral Program. Beginning January 1, 2006, one-tenth of 1 percent of the outstanding shares of Merck Common Stock on the last business day of the preceding calendar year plus any shares authorized under the Deferral Program but not issued are reserved for future issuance (2,149,813 as of December 31, 2006). The actual amount of shares to be issued prospectively equals the amount participants elect to defer from payouts under the Company’s various incentive programs, such as the Executive Incentive Plan, into phantom stock, increased by the amount of dividends that would be paid on an equivalent number of shares of Merck Common Stock, divided by the market price of Merck Common Stock.

(3)	The table does not include information for equity compensation plans and options and other warrants and rights assumed by the Company in connection with mergers and acquisitions and pursuant to which there remain outstanding options or other warrants or rights (collectively, “Assumed Plans”), which include the following: Medco Containment Services, Inc. 1991 Class C Non-Qualified Stock Option Plan; SIBIA Neurosciences, Inc. 1996 Equity Incentive Plan; Provantage Health Services, Inc. 1999 Stock Incentive Plan; Rosetta Inpharmatics, Inc. 1997 and 2000 Employee Stock Plans. A total of 1,681,419 shares of Merck Common Stock may be purchased under the Assumed Plans, at a weighted average exercise price of $17.17. No further grants may be made under any Assumed Plans.

Performance Graph

The following graph compares the cumulative total stockholder return (stock price appreciation plus reinvested dividends) on the Company’s Common Stock with the cumulative total return (including reinvested dividends) of the Dow Jones US Pharmaceutical Index (“DJUSPR”), formerly referred to as the Dow Jones Pharmaceutical Index — United States Owned Companies, and the Standard & Poor’s 500 Index (“S&P 500 Index”) for the five years ended December 31, 2006. Amounts below have been rounded to the nearest dollar or percent.

Comparison of Five-Year Cumulative Total Return*
Merck & Co., Inc., Dow Jones US Pharmaceutical Index and S&P 500 Index

	End of	2006/2001
	Period Value	CAGR**

Merck	$94	−1%
DJUSPR	90	−2
S&P 500	135	6

	2001	2002	2003	2004	2005	2006
MERCK	100.00	98.92	87.70	63.46	66.03	94.21
DJUSPR	100.00	79.62	87.15	79.93	78.61	89.92
S&P 500	100.00	77.91	100.24	111.14	116.59	134.99

*	Assumes that the value of the investment in Company Common Stock and each index was $100 on December 31, 2001 and that all dividends were reinvested.

**	Compound Annual Growth Rate

Issuer purchases of equity securities for the three month period ended December 31, 2006 are as follows:

Issuer Purchases of Equity Securities

			Total Number of	($ in millions)
	Total		Shares Purchased	Approx. Dollar Value
	Number	Average	as Part of	of Shares That May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under the
Period	Purchased	Per Share	Plans or Programs(1)	Plans or Programs(1)

October 1 – October 31, 2006	1,996,600	$43.69	1,996,600	$6,691.5
November 1 – November 30, 2006	1,889,300	$44.40	1,889,300	$6,607.7
December 1 – December 31, 2006	1,830,100	$43.84	1,830,100	$6,527.4
Total	5,716,000	$43.97	5,716,000	$6,527.4

(1)	These share repurchases were made as part of a plan announced in July 2002 to purchase $10 billion in Merck shares.

Item 6.	Selected Financial Data.(1)

The following selected financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and notes thereto contained in Item 8. “Financial Statements and Supplementary Data” of this report.

Merck & Co., Inc. and Subsidiaries
($ in millions except per share amounts)

	2006(2)	2005(3)	2004(4)	2003(5)	2002

Results for Year:

Sales	$22,636.0	$22,011.9	$22,972.8	$22,567.8	$21,445.8

Materials and production costs	6,001.1	5,149.6	4,965.7	4,443.7	4,004.9

Marketing and administrative expenses	8,165.4	7,155.5	7,238.7	6,200.3	5,652.2

Research and development expenses	4,782.9	3,848.0	4,010.2	3,279.9	2,677.2

Restructuring costs	142.3	322.2	107.6	194.6	-

Equity income from affiliates	(2,294.4)	(1,717.1)	(1,008.2)	(474.2)	(644.7)

Other (income) expense, net	(382.7)	(110.2)	(344.0)	(203.2)	104.5

Income from continuing operations before taxes	6,221.4	7,363.9	8,002.8	9,126.7	9,651.7

Taxes on income	1,787.6	2,732.6	2,172.7	2,492.7	2,856.9

Income from continuing operations	4,433.8	4,631.3	5,830.1	6,634.0	6,794.8

Income from discontinued operations, net of taxes	-	-	-	241.3	354.7

Net income	4,433.8	4,631.3	5,830.1	6,875.3	7,149.5

Basic earnings per common share

Continuing operations	$2.04	$2.11	$2.63	$2.97	$3.01

Discontinued operations	-	-	-	0.11	0.16

Net income	$2.04	$2.11	$2.63	$3.07(6)	$3.17

Earnings per common share assuming dilution

Continuing operations	$2.03	$2.10	$2.62	$2.94	$2.98

Discontinued operations	-	-	-	0.11	0.16

Net income	$2.03	$2.10	$2.62	$3.05	$3.14

Cash dividends declared	3,318.7	3,338.7	3,329.1	3,264.7	3,204.2

Cash dividends paid per common share	$1.52	$1.52	$1.49	$1.45	$1.41

Capital expenditures	980.2	1,402.7	1,726.1	1,915.9	2,128.1

Depreciation	2,098.1	1,544.2	1,258.7	1,129.6	1,067.5

Year-End Position:

Working capital	$2,507.5	$7,806.9	$1,688.8	$1,926.9	$2,011.2

Property, plant and equipment, net	13,194.1	14,398.2	14,713.7	14,169.0	14,195.6

Total assets	44,569.8	44,845.8	42,572.8	40,587.5(7)	47,561.2

Long-term debt	5,551.0	5,125.6	4,691.5	5,096.0	4,879.0

Stockholders’ equity	17,559.7	17,977.7	17,349.3	15,620.8(7)	18,200.5

Financial Ratios:

Income from continuing operations as a % of sales	19.6%	21.0%	25.4%	29.4%	31.7%

Net income

as a % of average total assets	9.9%	10.6%	14.0%	15.0%	15.5%

Year-End Statistics:

Average common shares outstanding (millions)	2,177.6	2,197.0	2,219.0	2,236.7	2,257.5

Average common shares outstanding assuming dilution (millions)	2,187.7	2,200.4	2,226.4	2,253.1	2,277.0

Number of stockholders of record	184,200	198,200	216,100	233,000	246,300

Number of employees	60,000	61,500	62,600	63,200 (7)	77,300

(1)	Prior year amounts reflect the impact of retrospectively adopting Securities and Exchange Commission Interpretation, Commission Guidance Regarding Accounting for Sales of Vaccines and BioTerror Countermeasures to the Federal Government for Placement into the Pediatric Vaccine Stockpile or the Strategic National Stockpile, (see Note 2 to the consolidated financial statements).
(2)	Amounts for 2006 include the impact of restructuring actions, acquired research expenses resulting from acquisitions made during the year, additional Vioxx legal defense costs and the incremental impact of expensing stock options.
(3)	Amounts for 2005 include the impact of the net tax charge primarily associated with the American Jobs Creation Act repatriation, restructuring actions and additional Vioxx legal defense costs.
(4)	Amounts for 2004 include the impact of the withdrawal of Vioxx, Vioxx legal defense costs and restructuring actions.
(5)	Amounts for 2003 include the impact of the implementation of a new distribution program for U.S. wholesalers and restructuring actions.
(6)	Amount does not add as a result of rounding.
(7)	Decrease in 2003 primarily reflects the impact of the spin-off of Medco Health.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Description of Merck’s Business

Merck is a global research-driven pharmaceutical company that discovers, develops, manufactures and markets a broad range of innovative products to improve human and animal health. The Company’s operations are principally managed on a products basis and are comprised of two reportable segments: the Pharmaceutical segment and the Vaccines segment. The Pharmaceutical segment includes human health pharmaceutical products marketed either directly or through joint ventures. These products consist of therapeutic and preventive agents, sold by prescription, for the treatment of human disorders. Merck sells these human health pharmaceutical products primarily to drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations and other institutions. The Vaccines segment includes human health vaccine products marketed either directly or through a joint venture. These products consist of preventative pediatric, adolescent and adult vaccines, primarily administered at physician offices. Merck sells these human health vaccines primarily to physicians, wholesalers, physician distributors and government entities. The Company’s professional representatives communicate the effectiveness, safety and value of our pharmaceutical and vaccine products to health care professionals in private practice, group practices and managed care organizations.

Overview

During 2006, Merck continued to execute its strategy to reclaim its leadership position in the pharmaceutical industry. This was made evident through the successful launches of five novel medicines and vaccines in areas such as cancer prevention and diabetes, the advancement of drug candidates through every phase of the Company’s pipeline and the continued success of its newer and in-line products. Additionally, the Company is developing a new commercial model which is designed to broaden its engagement with customers and scientific leaders, leverage alternative channels to complement the effectiveness of its sales force, and drive growth in key markets.

During 2006, five products received U.S. Food and Drug Administration (“FDA”) approval: Gardasil, the first vaccine for the prevention of cervical cancer and genital warts caused by certain types of human papillomavirus (“HPV”); Januvia, the first medicine of its class that enhances a natural body system to improve blood sugar control in patients with type 2 diabetes; Zostavax, the first vaccine for adults 60 years of age and older to reduce the incidence of shingles, a disease which every year afflicts an estimated one million people in the United States alone; RotaTeq, a pediatric vaccine to help prevent rotavirus gastroenteritis in infants and children, the effects of which take the lives of nearly 600,000 children under the age of five worldwide every year; and Zolinza, a novel medicine to treat patients suffering from advanced cutaneous T-cell lymphoma (“CTCL”).

In addition, the Company has three drug candidates currently under FDA review: Janumet (previously referred to as MK-0431A), an investigational oral medicine combining sitagliptin phosphate with metformin for type 2 diabetes that is designed to provide an additional treatment option for patients who need more than one oral agent to help control their blood sugar; Emend For Injection (MK-0517), an intravenous therapy for chemotherapy-induced nausea and vomiting (“CINV”); and Arcoxia, Merck’s selective Cox-2 inhibitor for osteoarthritis. Additionally, the Company anticipates filing three New Drug Applications (“NDA”) with the FDA in 2007: MK-0518, a first-in-class HIV integrase inhibitor; gaboxadol, a novel compound from Merck’s alliance with H. Lundbeck A/S for the treatment of insomnia; and MK-0524A, an extended-release (“ER”) niacin combined with laropiprant (a novel flushing pathway inhibitor) for cholesterol management. In addition, by mid-year 2007, Merck expects to have four products in Phase III development.

Additionally, targeted acquisitions made during the year of Sirna Therapeutics, Inc. (“Sirna”), GlycoFi, Inc. (“GlycoFi”) and Abmaxis, Inc. (“Abmaxis”), as well as other alliances and collaborations, will complement Merck’s strong internal research capabilities and should continue to help the Company build a pipeline that will support its long-term growth.

Merck is working to deliver innovative and differentiated products to the market faster and more efficiently. The Company has successfully reduced late development product cycle times and anticipates further reductions in the coming year. Additionally, Merck’s new commercial model is expected to lower spending per primary care brand by 15% to 20% in the United States from 2005 through 2010 (an interim targeted 9% reduction is expected to be achieved through the end of 2007) while still appropriately supporting product launches, as illustrated in the successful launch of five new products in 2006. Through redeployment, the launches were achieved with no increase in sales force.

The initial phase of a global restructuring program designed to reduce the Company’s cost structure, increase efficiency and enhance competitiveness is underway. The initial steps include the implementation of a new supply strategy by the Merck Manufacturing Division, which is intended to create a leaner, more cost-effective and customer-focused manufacturing model over a three-year period. As part of this program, in 2005, Merck announced plans to sell or close five manufacturing sites and two preclinical sites by the end of 2008 (three of the manufacturing sites were closed, sold or had ceased operations and the two preclinical sites were closed by the end of 2006), and eliminate approximately 7,000 positions company-wide (of which approximately 4,800 positions were eliminated by the end of 2006 comprised of actual headcount reductions, and the elimination of contractors and vacant positions). However, the Company continues to hire new employees as the Company’s business requires it. The Company has also sold certain other facilities and related assets in connection with the restructuring program. The pre-tax costs of this restructuring program were $935.5 million in 2006 (comprised of $793.2 million primarily representing accelerated depreciation and asset impairment costs and $142.3 million of separation and other restructuring related costs) and are expected to be $300 million to $500 million in 2007. Through the end of 2008, when the initial phase of the restructuring program relating to the manufacturing strategy is expected to be substantially complete, the cumulative pre-tax costs of the program are expected to range from $1.9 billion to $2.2 billion. Merck continues to expect the initial phase of its cost reduction program to yield cumulative pre-tax savings of $4.5 to $5.0 billion from 2006 through 2010.

With respect to the Vioxx litigation, to date in the Vioxx Product Liability Lawsuits, of the 29 plaintiffs whose claims have been scheduled for trial, the claims of seven were dismissed, the claims of seven were withdrawn from the trial calendar by plaintiffs, and juries have decided in Merck’s favor nine times and in plaintiffs’ favor four times. In addition, in the recent California trial involving two plaintiffs, the jury could not reach a verdict for either plaintiff and a mistrial was declared. A New Jersey state judge set aside one of the nine Merck verdicts. With respect to the four plaintiffs’ verdicts, Merck already has filed an appeal or sought judicial review in each of those cases, and in one of those four, a federal judge overturned the damage award shortly after trial. In addition, a consolidated trial with two plaintiffs is currently ongoing in the coordinated proceeding in New Jersey Superior Court before Judge Carol E. Higbee and another trial has commenced in state court in Illinois. During 2006, the Company spent $500 million in the aggregate, including $175 million in the fourth quarter, in Vioxx legal defense costs worldwide. During 2006, the Company recorded charges of $673 million to increase the reserve solely for its future legal defense costs related to Vioxx litigation and at December 31, 2006 the balance of the reserve was $858 million. This reserve is based on certain assumptions and is the best estimate of the amount the Company believes, at this time, will be spent through 2008. The Vioxx litigation is more fully discussed in Note 11 to the consolidated financial statements.

Earnings per common share assuming dilution for 2006 were $2.03, including the impact of the global restructuring program of $0.28 per share, the acquired research charge related to the acquisition of Sirna of $0.21 per share and the acquired research charge related to the acquisition of GlycoFi of $0.14 per share (as discussed in “Acquisitions” below), additional reserves established solely for future legal defense costs for Vioxx litigation (as discussed above) and the impact of adopting a new accounting standard requiring the expensing of stock options (as discussed in “Share-Based Compensation” below).

Competition and the Health Care Environment

The markets in which the Company conducts its business are highly competitive and often highly regulated. Global efforts toward health care cost containment continue to exert pressure on product pricing and access.

In the United States, the government expanded health care access by enacting the Medicare Prescription Drug Improvement and Modernization Act of 2003, which was signed into law in December 2003. Prescription drug coverage began on January 1, 2006. This legislation supports the Company’s goal of improving access to medicines by expanding insurance coverage, while preserving market-based incentives for pharmaceutical innovation. At the same time, the legislation will ensure that prescription drug costs will be controlled by competitive pressures and by encouraging the appropriate use of medicines.

In addressing cost-containment pressure, the Company has made a continuing effort to demonstrate that its medicines can help save costs in overall patient health care. In addition, pricing flexibility across the Company’s product portfolio has encouraged growing use of its medicines and mitigated the effects of increasing cost pressures.

Outside the United States, in difficult environments encumbered by government cost-containment actions, the Company has worked in partnership with payers on allocating scarce resources to optimize health care outcomes, limiting the potentially detrimental effects of government policies on sales growth and access to innovative medicines and vaccines, and to support the discovery and development of innovative products to benefit patients. The Company also is working with governments in many emerging markets in Eastern Europe, Latin America and Asia to encourage them to increase their investments in health and thereby improve their citizens’ access to medicines. Within Europe, European institutions such as the European Commission (“EC”) have recognized the economic importance of the research-based pharmaceutical industry and the value of innovative medicines to society. As a result, they are working with industry representatives to complete the “Single Market” in pharmaceuticals and improve the competitive climate through a variety of means including market deregulation. In order to advance the related policy debate, the EC launched the High Level Pharmaceutical Forum (“HLPF”) at the end of 2005. This initiative aims at improving the prospects of the research-based pharmaceutical industry in Europe and thus the health prospects of all patients who will benefit from innovative therapies. Through an active dialogue among all stakeholders in the health care system (from payers to patients), this initiative is an attempt to tackle key policy issues in Europe: (i) promoting greater pricing flexibility for medicines; (ii) ensuring that health authorities apply best practices for the evaluation of the relative effectiveness of medicines; and (iii) improving greater access to information on medicines for patients in Europe. The Company has been actively engaged with the EC and other stakeholders in order to achieve a successful outcome for the HLPF that would help European patients gain greater and quicker access to its medicines.

The Company is committed to improving access to medicines and enhancing the quality of life for people around the world. The African Comprehensive HIV/AIDS Partnerships (“ACHAP”) in Botswana, a partnership between the government of Botswana, the Bill & Melinda Gates Foundation and The Merck Company Foundation/Merck & Co., Inc., is supporting Botswana’s response to HIV/AIDS through a comprehensive and sustainable approach to HIV prevention, care, treatment and support. In May 2005, the Company initiated a similar partnership with the People’s Republic of China (focused initially in Sichuan Province) to help strengthen China’s response to the HIV epidemic.

To further catalyze access to HIV medicines in developing countries, under price reduction guidelines that the Company announced in 2001, Merck makes no profit on the sale of its current HIV/AIDS medicines in the world’s poorest countries and those hardest hit by the pandemic, and offers its HIV/AIDS medicines at significantly reduced prices to medium-income countries. In February 2007, Merck announced that it had again reduced the price of Stocrin in the least developed countries of the world and those hardest hit by the pandemic. By the end of 2006, more than 475,000 patients in more than 75 developing countries were being treated with antiretroviral regimens containing either Crixivan or Stocrin. Through these and other actions, Merck is working independently and with partners in the public and private sectors alike to focus on the most critical barriers to access to medicines in the developing world: the need for sustainable financing, increased international assistance and additional investments in education, training and health infrastructure and capacity in developing countries.

The Company is subject to a number of privacy and data protection laws and regulations globally. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect directly the Company’s business.

Although no one can predict the outcome of these and other legislative, regulatory and advocacy initiatives, the Company is well positioned to respond to the evolving health care environment and market forces.

As patents on certain of the Company’s products expire, Merck has entered into, and may continue to enter into, authorized generic agreements which allow the Company to benefit when these medicines become available in generic form.

The Company anticipates that the worldwide trend toward cost-containment will continue, resulting in ongoing pressures on health care budgets. As the Company continues to successfully launch new products, contribute to health care debates and monitor reforms, its new products, policies and strategies should enable it to maintain a strong position in the changing economic environment.

Acquisitions

In December 2006, Merck completed the acquisition of Sirna for approximately $1.1 billion. Sirna is a biotechnology company that is a leader in developing a new class of medicines based on RNA interference (“RNAi”) technology, which could significantly alter the treatment of disease. The transaction was accounted for as a business combination in which the excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill of $345.9 million. The goodwill was not deductible for tax purposes. The Company recorded a charge of $466.2 million for acquired research associated with Sirna’s compounds currently under development, which related to the development of treatments for both the hepatitis B and hepatitis C viruses, which are in preclinical development, as well as licensing agreements held by Sirna. The charge was not deductible for tax purposes. The ongoing activity with respect to each of these compounds under development is not expected to be material to the Company’s research and development expenses. The allocation of the purchase price also resulted in the recognition of an intangible asset of $357.8 million, and a related deferred tax liability of $146.3 million, related to Sirna’s developed technology. The acquisition of Sirna is expected to increase Merck’s ability to use RNAi technology to turn off a targeted gene in a human cell, potentially rendering inoperative a gene responsible for triggering a specific disease. (See Note 5 to the consolidated financial statements.)

In June 2006, Merck acquired GlycoFi, a privately-held biotechnology company that is a leader in the field of yeast glycoengineering, which is the addition of specific carbohydrate modifications to the proteins in yeast, and optimization of biologic drug molecules, for $373 million in cash ($400 million purchase price net of $25 million of shares already owned and net transaction costs). The Company recorded a $296.3 million charge for acquired research in connection with the acquisition which is not deductible for tax purposes. The Company also recorded a $99.4 million intangible asset ($57.6 million net of deferred taxes) related to GlycoFi’s developed technology. In May 2006, Merck acquired Abmaxis, a privately-held biopharmaceutical company dedicated to the discovery and optimization of monoclonal antibody products for human therapeutics and diagnostics, for $80 million in cash. Substantially all of the purchase price was allocated to an intangible asset relating to Abmaxis’ technology platform. While each of the acquisitions has independent scientific merits, the combination of the GlycoFi and Abmaxis platforms is potentially synergistic, giving Merck the ability to operate across the entire spectrum of therapeutic antibody discovery, development and commercialization. (See Note 5 to the consolidated financial statements.)

Operating Results

Sales
Worldwide sales for 2006 increased 3% in total over 2005 primarily driven by higher volumes. Foreign exchange and price changes had virtually no impact on sales growth in 2006. Sales performance over 2005 reflects strong growth of Singulair, a once-a-day oral medicine indicated for the chronic treatment of asthma and the relief of symptoms of allergic rhinitis, and the Company’s vaccines, which include Gardasil to help protect against cervical cancer and genital warts caused by certain types of HPV, ProQuad, the combination vaccine for simultaneous vaccination against measles, mumps, rubella and varicella, and RotaTeq to help protect against rotavirus gastroenteritis in infants and children. Also contributing to the sales growth were higher revenues from the Company’s relationship with AstraZeneca LP (“AZLP”) primarily driven by Nexium, and increased sales of Cozaar/Hyzaar for high blood pressure. In addition, sales in 2006 reflect certain supply sales associated with activities not expected to continue beyond 2006, including the Company’s arrangement with Dr. Reddy’s Laboratories (“DRL”) for the sale of generic simvastatin. Sales growth was partially offset by lower sales of Zocor, the Company’s statin for modifying cholesterol and Proscar, a urology product for the treatment of symptomatic benign prostate enlargement. Merck’s U.S. marketing exclusivity for Zocor expired on June 23, 2006, while Proscar lost U.S. marketing exclusivity on June 19, 2006.

Domestic sales increased 8% over 2005, while foreign sales declined 4%. Foreign sales represented 39% of total sales in 2006. Domestic sales benefited from the launch of three new vaccines, while foreign sales were negatively affected by the loss of marketing exclusivity and continued generic erosion related to Zocor and Fosamax products.

Worldwide sales for 2005 decreased 4% in total over 2004, reflecting a decrease of 7% related to the voluntary worldwide withdrawal of Vioxx, offset by revenue growth in all other products of 3%. This growth reflects a 1% favorable effect from foreign exchange, a 1% favorable effect from price changes and a volume increase of 1%. Foreign sales represented 42% of total sales for 2005.

Sales(1) of the Company’s products were as follows:

($ in millions)	2006	2005	2004

Singulair	$3,579.0	$2,975.6	$2,622.0
Cozaar/Hyzaar	3,163.1	3,037.2	2,823.7
Fosamax	3,134.4	3,191.2	3,159.7
Zocor	2,802.7	4,381.7	5,196.5
Primaxin	704.8	739.6	640.6
Cosopt/Trusopt	697.1	617.2	558.8
Proscar	618.5	741.4	733.1
Vasotec/Vaseretic	547.2	623.1	719.2
Cancidas	529.8	570.0	430.0
Maxalt	406.4	348.4	309.9
Propecia	351.8	291.9	270.2
Vioxx	-	-	1,489.3
Vaccines/Biologicals (2)	1,859.4	1,103.3	1,070.3
Other	4,241.8	3,391.3	2,949.5

	$22,636.0	$22,011.9	$22,972.8

(1)	Presented net of discounts and returns.

(2)	These amounts do not reflect sales of vaccines sold in most major European markets through the Company’s joint venture, Sanofi Pasteur MSD, the results of which are reflected in equity income from affiliates.

The Company’s pharmaceutical products include therapeutic and preventive agents, generally sold by prescription, for the treatment of human disorders. Among these are Singulair, a leukotriene receptor antagonist respiratory product for the chronic treatment of asthma and for the relief of symptoms of allergic rhinitis; Cozaar/Hyzaar and Vasotec, the Company’s most significant hypertension and/or heart failure products; Fosamax and Fosamax Plus D (marketed as Fosavance throughout the European Union (“EU”)), for the treatment and, in the case of Fosamax, prevention of osteoporosis; Zocor, Merck’s atherosclerosis product; Primaxin and Cancidas, anti-bacterial/anti-fungal products; Cosopt and Trusopt, the largest-selling ophthalmological products; Proscar, a urology product for the treatment of symptomatic benign prostate enlargement; Maxalt, an acute migraine product and Propecia, a product for the treatment of male pattern hair loss.

Among the products included within vaccines/biologicals are Varivax, a vaccine to help prevent chickenpox, M-M-R II, a vaccine against measles, mumps and rubella, ProQuad, the pediatric combination vaccine against measles, mumps, rubella and varicella, Gardasil, a vaccine for the prevention of cervical cancer and genital warts caused by certain types of HPV, Pneumovax, a vaccine for the prevention of pneumococcal disease, RotaTeq, a vaccine to help protect against rotavirus gastroenteritis in infants and children, and Zostavax, a vaccine to help prevent shingles (herpes zoster) in individuals 60 years of age or older.

Other primarily includes sales of other human pharmaceuticals, pharmaceutical and animal health supply sales to the Company’s joint ventures and revenue from the Company’s relationship with AZLP, primarily relating to sales of Nexium and Prilosec. Revenue from AZLP was $1.8 billion, $1.7 billion, and $1.5 billion in 2006, 2005 and 2004, respectively. In 2006, other also includes certain supply sales associated with activities not expected to continue beyond 2006, including the Company’s arrangement with DRL for the sale of generic simvastatin.

Segment Revenues

($ in millions)	2006	2005	2004

Pharmaceutical segment revenues	$20,374.8	$20,678.8	$21,591.0
Vaccines segment revenues(1)	1,705.5	984.2	972.8
Other segment revenues(2)	162.1	161.8	185.1
Other revenues(3)	393.6	187.1	223.9

Total revenues	$22,636.0	$22,011.9	$22,972.8

(1)	In accordance with segment reporting requirements, Vaccines segment revenues exclude $153.9 million, $119.1 million and $97.5 million in 2006, 2005 and 2004, respectively, of vaccines sales by certain non-U.S. subsidiaries managed by and included in the Pharmaceutical segment.

(2)	Includes other non-reportable human and animal health segments.

(3)	Other revenues are primarily comprised of miscellaneous corporate revenues, sales related to divested products or businesses and other supply sales not included in segment results.

Pharmaceutical Segment Revenues
Sales of the Pharmaceutical segment decreased 1% in 2006 primarily due to declines in Zocor and Proscar post-patent expiration, partially offset by increases in Singulair and Cozaar/Hyzaar.

Singulair, Merck’s once-a-day oral respiratory medicine indicated for the treatment of chronic asthma and the relief of symptoms of allergic rhinitis, continued its strong performance in 2006, reflecting the continued demand for asthma and seasonal and perennial allergic rhinitis medications. Singulair continues to be the number one prescribed product in the U.S. respiratory market. Total 2006 sales of Singulair were $3.6 billion, an increase of 20% over 2005.

Global sales for Cozaar, and its companion agent Hyzaar (a combination of Cozaar and hydrochlorothiazide), for the treatment of hypertension were $3.2 billion in 2006, a 4% increase over 2005. Cozaar and Hyzaar compete in the fastest-growing class in the antihypertensive market, angiotensin II antagonists (“AIIA”). Cozaar/Hyzaar remained the number two branded AIIA in the United States and Europe in 2006.

In December 2006, the Company’s Japanese subsidiary launched Preminent, known as Hyzaar in most worldwide markets, the first-ever-fixed-dose combination in Japan of an angiotensin receptor blocker and hydrochlorothiazide for the treatment of hypertension. Japan is the second largest pharmaceutical market in the world.

Global sales for Fosamax and Fosamax Plus D, for the treatment of postmenopausal, male and/or glucocorticoid-induced osteoporosis, were $3.1 billion in 2006, a decrease of 2% over 2005. Sales outside of the United States were affected by the availability of other generic alendronate sodium products in some key markets, including the United Kingdom, Canada and Germany. The Company has ongoing litigation in certain of those European countries based on the Company’s alendronate patents. Fosamax and Fosamax Plus D together remain the most prescribed medicine worldwide for the treatment of osteoporosis. Fosamax and Fosamax Plus D will lose market exclusivity in the United States in February 2008 and April 2008, respectively, and the Company expects significant declines in U.S. Fosamax and Fosamax Plus D sales after each product’s respective loss of market exclusivity.

In August 2006, Fosamax (marketed as Fosamac) became the first once-weekly, oral medicine for osteoporosis to be launched in Japan.

Worldwide sales of Zocor, Merck’s statin for modifying cholesterol, were $2.8 billion in 2006, a decrease of 36% from 2005. Sales of Zocor were negatively affected by the loss of U.S. marketing exclusivity in June 2006. Global sales of Zocor are expected to be $0.6 billion to $0.9 billion in 2007.

In February 2006, the Company entered into an agreement with DRL that authorized the sale of generic simvastatin. Under the terms of the agreement, the Company is reimbursed on a cost-plus basis by DRL for supplying finished goods and receives a share of the net profits recorded by DRL. Merck continues to offer branded Zocor and to manufacture simvastatin for branded Zocor, Vytorin and the Company’s investigational compound MK-0524B. In 2006, Merck recorded $208.9 million associated with the DRL arrangement for simvastatin. This revenue is not expected to continue beyond 2006.

In October 2006, Januvia was approved by the FDA, and is now the first and only dipeptidyl peptidase-4 (“DPP-4”) inhibitor available in the United States for the treatment of type 2 diabetes. DPP-4 inhibitors represent a new class of prescription medications that improve blood sugar control in patients with type 2 diabetes by enhancing a natural body system called the incretin system. Januvia has been approved as monotherapy and as add-on therapy to either of two other oral diabetes medications, metformin or thiazolidinediones (“TZDs”), to improve blood sugar (glucose) control in patients with type 2 diabetes when diet and exercise are not enough.

On January 25, 2007, the Company received a positive opinion about Januvia from the Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency (“EMEA”) in Europe. The CHMP opinion recommended that Januvia be approved in the EU for the treatment of type 2 diabetes. Following the conclusion of the CHMP review, the opinion for Januvia will be transmitted to the EC. If the EC adopts the opinion, Januvia will be the first and only prescription medication in a new class of drugs known as DPP-4 inhibitors, which enhance the body’s own ability to lower blood sugar (glucose) when it is elevated. The decision will be applicable to the 27 countries that are members of the EU. Marketing authorization from the EC is expected in early April 2007 after the adoption of the opinion. Including the EU, Merck anticipates approval for Januvia in at least another 55 countries in 2007.

Clinical studies show that Januvia provides significant A1C (a measure of average blood glucose level over a two- to three-month period) reductions in both monotherapy and when added to two commonly used types of diabetes drugs, metformin and TZDs. Treatment with Januvia was not associated with weight gain or an increased risk of hypoglycemia. Januvia is now available in 11 countries including the United States, Mexico, and Brazil, and other regulatory filings around the world are moving forward. Global sales of Januvia were $42.9 million in 2006.

In October 2006, the FDA approved Zolinza for the treatment of cutaneous manifestations in patients with CTCL who have progressive, persistent or recurrent disease on or following two systemic therapies. The approval of Zolinza represents the first anticancer treatment approved for CTCL since 1999.

Other products experiencing growth in 2006 include Cosopt to treat glaucoma, Propecia for male pattern hair loss, Maxalt to treat migraine pain, Arcoxia for the treatment of arthritis and pain, Invanz for the treatment of selected moderate to severe infection in adults, Emend for prevention of acute and delayed nausea and vomiting associated with moderately and highly emetogenic cancer chemotherapy as well as for the treatment of post-operative nausea and vomiting. Also contributing to Merck’s total sales in 2006 was revenue resulting from the Company’s relationship with AZLP, primarily relating to sales of Nexium.

Proscar, Merck’s urology product for the treatment of symptomatic benign prostate enlargement, lost marketing exclusivity in the United States in June 2006. Merck’s U.S. sales of Proscar for 2006 were $243.7 million, a decrease of 34% compared with 2005. The Company expects the decline in U.S. Proscar sales to continue. The basic patent for Proscar also covers Propecia, however, Propecia is protected by additional patents which expire in October 2013.

Vaccines Segment Revenues
Sales of the Vaccines segment increased 73% in 2006 as a result of new product launches and the continued success of in-line vaccines. The following discussion of vaccines includes total vaccines sales, the vast majority of which are included in the Vaccines segment and the remainder, representing certain sales of vaccines by non-U.S. subsidiaries, are managed by and included in the Pharmaceutical segment. These amounts do not reflect sales of vaccines sold in most major European markets through Sanofi Pasteur MSD (“SPMSD”) the Company’s joint venture with Sanofi Pasteur, the results of which are reflected in equity income from affiliates.

In 2006, the Company announced FDA approval of three new breakthrough vaccines: Gardasil, RotaTeq and Zostavax.

On June 8, 2006, the FDA approved Gardasil, the only vaccine available in the United States to prevent cervical cancer and vulvar and vaginal pre-cancers caused by HPV types 16 and 18 and to prevent low-grade and pre-cancerous lesions and genital warts caused by HPV types 6, 11, 16 and 18. Gardasil is approved for 9- to 26-year-old girls and women. Gardasil is a three dose, intra muscular vaccine given over six months. In the United States, it is estimated that approximately 9,700 women will be diagnosed with cervical cancer this year, and approximately 3,700 women will die.

In June 2006, the U.S. Centers for Disease Control’s (“CDC”) Advisory Committee on Immunization Practices (“ACIP”) voted unanimously to recommend that girls and women 11 to 26 years old be vaccinated with Gardasil.  The ACIP recommended that Gardasil be administered to 11- and 12-year-old females and to females aged 13 to 26 who have not previously been vaccinated, and that 9- and 10-year-old females be vaccinated with Gardasil at the discretion of their physicians.

On November 1, 2006, the Company announced that the CDC added Gardasil to the CDC’s Vaccines for Children program for eligible girls and women aged 9 to 18. As of February 2, 2007, managed care plans representing at least 96% of privately-insured lives in the United States (currently more than 120 insurance plans) had decided to reimburse for Gardasil when covered under the member’s benefit design. These insurers are reimbursing the vaccine at or above the lowest price paid to Merck by private non-HMO customers.

In September 2006, Gardasil was approved as the first and only vaccine in the EU for use in children and adolescents aged 9 to 15 years and in adult females aged 16 to 26 years for the prevention of cervical cancer, high-grade cervical dysplasias/precancers [cervical intraepithelial neoplasia (CIN 2/3)], high-grade/precancerous vulvar dysplastic lesions (VIN 2/3) and genital warts caused by HPV types 6, 11, 16 and 18. Gardasil is marketed by SPMSD in 19 European countries, including 15 in the EU. In the remaining Central and Eastern European countries, Gardasil is marketed by Merck Sharp & Dohme as either Gardasil or Silgard.

In 2006, total sales of Gardasil recorded by Merck were $234.8 million. Gardasil has been approved in 54 countries, all under accelerated reviews, with regulatory applications pending in approximately 50 countries.

In February 2005, the Company announced that it and GlaxoSmithKline (“GSK”) entered into a cross-license and settlement agreement for certain patent rights related to HPV vaccines. Pursuant to the agreement, GSK received an upfront payment and is receiving royalties from the Company based upon sales of Gardasil, upon development and launch. The agreement resolves competing intellectual property claims related to the Company’s and GSK’s vaccine candidates. In addition, in 1995, Merck entered into a license agreement and collaboration with CSL Limited relating to technology used in Gardasil. Gardasil is also the subject of other third-party licensing agreements. As a consequence of these agreements, the Company will pay royalties on the worldwide sales of Gardasil of approximately 24% to 26% in the aggregate.

Clinical studies to evaluate the efficacy of Gardasil in females 27 to 45 years of age and males 16 to 26 years of age continue in more than 30 countries around the world. The Company expects to submit to the FDA an indication for females 27 to 45 years of age in the fourth quarter of 2007, and an indication for males 16 to 26 years of age in 2008. The Company is also conducting ongoing clinical studies to assess the potential for cross-protection against HPV types related to HPV 16 and 18, including HPV 31 and 45. Cross-protection, if proven, could potentially expand the vaccine’s prevention coverage against cervical cancer.

In February 2006, the FDA approved RotaTeq, the Company’s vaccine to help protect against rotavirus gastroenteritis in infants and children. The FDA approval of RotaTeq was based on data from the Company’s Phase III clinical trials of nearly 70,000 infants, including data from the Rotavirus Efficacy and Safety Trial (“REST”), one of the largest pre-licensure vaccine clinical trials ever conducted. In these clinical trials, RotaTeq prevented 98% of severe cases of rotavirus gastroenteritis and prevented 74% of rotavirus gastroenteritis cases of any severity caused by serotypes targeted by the vaccine (G1, G2, G3, G4) compared to placebo through the first full rotavirus season after vaccination. RotaTeq also reduced hospitalizations by 96% and emergency room visits by 94% for rotavirus gastroenteritis caused by serotypes targeted by the vaccine through the first two years after the third dose.

In February 2006, the CDC’s ACIP unanimously voted to recommend that all infants, starting at 6 to 12 weeks of age be vaccinated with RotaTeq, now the only rotavirus vaccine available in the United States. The ACIP recommended that the oral, ready-to use vaccine be given during the current routine well-baby visits at 2, 4, and 6 months of age. In April, RotaTeq was made available in the CDC Vaccines for Children program.

Within the United States, as of February 6, 2007, health insurance plans representing approximately 90% of covered lives in the eligible age group of infants and young children between six and 32 weeks of age have added RotaTeq to their formularies. RotaTeq has been approved in 34 countries and applications for licensure have been filed in more than 100 countries. In Nicaragua, where RotaTeq was approved in 2006, the Company will provide the vaccine free of charge for all infants born in the country over a three-year period commencing in October 2006, through a joint demonstration project with the Nicaraguan Ministry of Health. In 2006, RotaTeq sales recorded by Merck were $163.4 million.

In February 2007, Merck updated the labeling information for RotaTeq to include post-marketing reports of intussusception and hematochezia to the Vaccine Adverse Events Reporting System (“VAERS”), a national vaccine safety surveillance program. In February 2007, the FDA reported that since the licensure of RotaTeq on February 3, 2006 until January 31, 2007, 28 cases of intussusception in infants who received RotaTeq have been reported in the United States to VAERS and that this number does not exceed the number of cases expected based on the background rate. REST was specifically designed to evaluate vaccine safety with respect to intussusception. In REST, there was no increased risk of intussuception with RotaTeq, compared to placebo.

In May 2006, the FDA approved Zostavax, the Company’s vaccine for prevention of herpes zoster (shingles) in individuals 60 years of age and older. It was also approved by regulatory authorities in the EU and Australia in May. Zostavax is the first and only medical option approved for the prevention of shingles.

In October 2006, the CDC ACIP voted unanimously to recommend that adults 60 years of age and older be vaccinated with Zostavax to help prevent shingles. Following the ACIP recommendation, in the United States, as of February 6, 2007, managed care plans representing approximately 85% of covered lives are reimbursing for Zostavax. Sales of Zostavax recorded by Merck in 2006 were $38.6 million.

In June 2006, the ACIP unanimously voted to recommend that children 4 to 6 years of age routinely receive a second dose of varicella (chickenpox)-containing vaccine. Merck’s Varivax and its combination vaccine ProQuad are the only vaccines to help protect against chickenpox available in the United States. The ACIP also voted to recommend that children, adolescents and adults who previously received one dose of varicella-containing vaccine should receive a catch-up second dose. The ACIP voted to include the second dose of chickenpox vaccine in the Vaccines for Children program.

Merck has recently determined that the bulk manufacturing process for the Company’s varicella zoster virus (“VZV”)-containing vaccines was producing lower amounts of bulk VZV intermediate than expected. The VZV bulk in question was designated for use in fulfilling future quantities of the three VZV-containing vaccines — Varivax, ProQuad and Zostavax. As a result, production of the VZV bulk has been temporarily suspended while the Company identifies the cause of this issue.

This situation does not affect the quality of any of Merck’s VZV-containing vaccines currently on the market, any lots of vaccine in inventory that are ready for release to the market or any vaccines which will be filled and finished from existing VZV bulk.

As the Company works to resolve this issue, it is decreasing the availability of ProQuad, while increasing the availability of the component vaccines Varivax and M-M-R II. Additionally, the Company will postpone the introductions outside the United States of ProQuad and Zostavax until the VZV bulk issue is resolved.

Based on this approach and in view of current projections, the Company currently expects to meet anticipated market demand for VZV-containing vaccines.

Costs, Expenses and Other

Share-Based Compensation
On January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123R, Share-Based Payment (“FAS 123R”) (see Note 14 to the consolidated financial statements). FAS 123R requires all share-based payments to employees be expensed over the requisite service period based on the grant-date fair value of the awards. Prior to adopting FAS 123R, the Company accounted for employee stock options using the intrinsic value method which measures share-based compensation expense as the amount by which the market price of the stock at the date of grant exceeds the exercise price. The Company elected the modified prospective transition method for adopting FAS 123R, and therefore, prior periods were not restated. Under this method, the provisions of FAS 123R apply to all awards granted or modified after January 1, 2006. Total pre-tax share-based compensation expense was $312.5 million in 2006, $48.0 million in 2005 and $25.7 million in 2004. Incremental pre-tax expense related to the adoption of FAS 123R was $227.8 million in 2006. In addition, the unrecognized expense of awards that have not yet vested at the date of adoption shall be recognized in Net income in the periods after the date of adoption. At December 31, 2006, there was $273.8 million of total pre-tax unrecognized compensation expense related to nonvested stock option, restricted stock unit and performance share unit awards which will be recognized over a weighted average period of 2.0 years. For segment reporting, share-based compensation expense is recorded in unallocated expense.

($ in millions)	2006	Change	2005	Change	2004

Materials and production	$6,001.1	17%	$5,149.6	4%	$4,965.7
Marketing and administrative	8,165.4	14%	7,155.5	−1%	7,238.7
Research and development	4,782.9	24%	3,848.0	−4%	4,010.2
Restructuring costs	142.3	−56%	322.2	*	107.6
Equity income from affiliates	(2,294.4)	34%	(1,717.1)	70%	(1,008.2)
Other (income) expense, net	(382.7)	*	(110.2)	−68%	(344.0)

	$16,414.6	12%	$14,648.0	−2%	$14,970.0

*	100% or greater.

Materials and Production
In 2006, materials and production costs increased 17%, compared to a 3% increase in sales. The increase is primarily attributable to $736.4 million recorded in 2006 related to the global restructuring program compared with $177.1 million recorded in 2005. Of the amount recorded in 2006, $707.3 million represents accelerated depreciation associated with the planned sale or closure of five of the Company’s manufacturing facilities (see Note 4 to the consolidated financial statements). The remaining $29.1 million represents impairment charges associated with the abandonment of certain fixed assets that will no longer be used in the business as a result of these restructuring actions. Materials and production costs in 2006 also include stock option expense of $23.8 million. Additionally, materials and production costs included a 1% unfavorable impact from inflation in 2006.

In 2005, materials and production costs increased 4%, compared to a 4% decline in sales. The increase is primarily attributable to $177.1 million recorded in 2005 related to the global restructuring program. Of this, $111.2 million represents impairment charges associated with the abandonment of certain fixed assets that will no longer be used in the business as a result of these restructuring actions. The remaining $65.9 million represents accelerated depreciation associated with Merck’s plan to sell or close five of its owned manufacturing facilities. Additionally, 1% of the increase in materials and production costs in 2005 is attributable to the unfavorable effect from inflation. The variance in these costs relative to the sales decline reflects the impact of the items noted above, as well as the unfavorable effect on sales associated with the voluntary worldwide withdrawal of Vioxx in 2004.

Gross margin was 73.5% in 2006 compared to 76.6% in 2005 and 78.4% in 2004. The restructuring charges noted above had an unfavorable impact of 3.3 percentage points in 2006 and 0.8 percentage points in 2005. In addition, in 2006, Zocor lost U.S. marketing exclusivity which negatively affected the gross margin. The impact of the voluntary worldwide withdrawal of Vioxx had an unfavorable effect on the gross margin in 2004.

Marketing and Administrative
In 2006, marketing and administrative expenses increased 14%, primarily reflecting $673 million of additional reserves solely for legal defense costs for Vioxx litigation (see Note 11 to the consolidated financial statements) as well as costs associated with the launches of three new vaccines and other new products, mainly Januvia in the United States. In 2006, marketing and administrative expenses also included a $48 million charge to establish a legal defense reserve for Fosamax litigation (see Note 11 to the consolidated financial statements), as well as stock option expense of $143.7 million. Additionally, marketing and administrative expenses included a 3% unfavorable effect from inflation in 2006.

In 2005, marketing and administrative expenses decreased 1% primarily due to costs recorded in 2004 of $141.4 million for the voluntary worldwide withdrawal of Vioxx and $604 million for the establishment of a reserve solely for legal defense costs for Vioxx litigation. Partially offsetting the decrease was an additional reserve of $295 million for Vioxx legal defense costs recorded in 2005, as well as costs required to prepare for the launch of three new vaccines. Additionally, a 4% unfavorable effect from inflation and a 1% unfavorable effect from exchange also partially offset the declines.

Research and Development
Research and development expenses increased 24% in 2006. Included in the increase is a $466.2 million acquired research charge related to acquisition of Sirna, as well as a $296.3 million acquired research charge resulting from the GlycoFi acquisition. In addition, the increase reflects accelerated depreciation costs of $56.5 million in 2006 related to the closure of research facilities in connection with the global restructuring program, as well as stock option expense of $55.5 million. Additionally, a 2% unfavorable effect from inflation also contributed to the increase in 2006.

The Company has three drug candidates currently under FDA review:

In June 2006, the FDA accepted for standard review an NDA for MK-0517, the intravenous prodrug of Emend, for the treatment of CINV. The Company anticipates a decision on the NDA in the second quarter of 2007.

In July 2006, the FDA accepted for standard review the NDA for Janumet, the Company’s investigational oral medicine combining Januvia with metformin, which is designed to provide an additional treatment for patients needing more than one oral agent to help control blood sugar for treatment of type 2 diabetes. The Company expects FDA action on the NDA by the end of March 2007. The Company is also moving forward as planned with regulatory filings in countries outside the United States.

Arcoxia, the Company’s investigational selective COX-2 inhibitor, remains under standard review by the FDA in the United States. In response to the FDA’s approvable letter, Merck included results of the MEDAL (Multinational Etoricoxib and Diclofenac Arthritis Long-Term) Program that showed the rate of confirmed thrombotic cardiovascular events was similar between Arcoxia and diclofenac, the most widely used nonsteroidal anti-inflammatory drug in the world. The Company anticipates FDA action in April 2007. The Company expects that an FDA Advisory Committee meeting will be held prior to FDA action. Arcoxia is currently available in more than 60 countries in Europe, Latin America, the Asia-Pacific region and Middle East/Northern Africa.

The Company anticipates filing three NDAs with the FDA in 2007:

The Company plans to file an NDA for MK-0518 with the FDA in the second quarter of 2007 and has received fast track designation for an indication in treatment-experienced patients.

Interim 16-week data from the dose-ranging Phase II trial of MK-0518, the Company’s investigational HIV integrase inhibitor, in patients with advanced HIV infection were presented at the 13th Annual Conference on Retroviruses and Opportunistic Infections in February 2006. The results showed that the oral investigational medication at all three doses studied in combination with optimized background therapy (“OBT”) had greater antiretroviral activity than OBT alone. Study results also showed that MK-0518 in combination with OBT was generally well tolerated in these patients who were failing antiretroviral therapy (“ART”), who were resistant to at least one drug of each of the three available classes of oral ARTs, and who had limited active ARTs as options for treatment. At the American Society for Microbiology’s 46th Annual International Conference on Antimicrobial

Agents and Chemotherapy in September 2006, the Company presented interim 24-week data from this ongoing study in treatment-experienced patients, which demonstrated MK-0518 maintaining viral load regression.

In August 2006 at the 16th International AIDS conference, the Company presented interim 24-week data from the Phase II dose-ranging trial of MK-0518 conducted in treatment-naïve, HIV-infected patients. The data showed that MK-0518 twice daily, when used in combination with tenofovir and lamivudine, achieved a comparable viral load reduction to efavirenz combined with the same agents in previously untreated patients. In September 2006 at the American Society for Microbiology’s 46th Annual International Conference on Antimicrobial Agents and Chemotherapy, the Company presented additional interim 24-week data from this Phase II dose-ranging study in treatment-naïve patients that demonstrated no increase in lipid levels in patients taking MK-0518 with tenofovir and lamivudine.

The Company has entered into Phase III clinical trials with MK-0524A and to support MK-0524B, investigational therapies for lipid management. MK-0524A represents a novel approach to lowering LDL-C, raising HDL-C and lowering triglycerides. MK-0524B combines MK-0524A with the proven benefits of simvastatin to potentially reduce the risk of coronary heart disease beyond what statins provide alone. The Company plans to file MK-0524A with the FDA in 2007 and to file MK-0524B in 2008.

In November 2006, the Company presented data from a Phase II study at the American Heart Association’s Scientific Sessions 2006 in Chicago that showed co-administration of MK-0524 with ER niacin significantly reduced flushing in patients with dyslipidemia compared to those patients who took ER niacin alone. Flushing, characterized by redness of the skin with warming or burning on the face and neck caused by the dilation of blood vessels near the skin, is a common niacin-induced side effect that can cause discomfort to patients and is a significant factor leading to discontinuation of niacin therapy.

In October 2006, the Company and H. Lundbeck A/S of Denmark announced that the submission of an NDA for gaboxadol, a novel investigational drug in Phase III development for the treatment of insomnia, will occur in mid-2007. Phase II clinical studies of gaboxadol showed improved sleep quality as well as increased slow-wave sleep without suppressing REM sleep. In December 2006, Merck announced that gaboxadol will likely be a scheduled compound.

Also, by mid-year 2007, Merck expects to have four products in Phase III development (including MK-0524B discussed above):

The Company has initiated a targeted Phase III program with its investigational compound for the treatment of obesity, MK-0364, which is an investigational cannabinoid-1 receptor inverse agonist. Results of early clinical studies indicate that MK-0364 demonstrated significant weight-loss efficacy versus placebo and was generally safe and well-tolerated, however, as reported with another cannabinoid-1 receptor inverse agonist, some psychiatric adverse experiences have been observed.

As announced in December 2006, the Company plans to start Phase III testing of MK-0974, the calcitonin gene related peptide receptor antagonist for the treatment of migraine headaches. The Phase III program is expected to commence in first quarter 2007.

Also announced in December 2006, the Company anticipates that MK-0822, a Cathepsin K inhibitor for the treatment of osteoporosis, will enter Phase III testing in mid-2007.

In August 2006, Merck and Gilead Sciences, Inc. (“Gilead”) established an agreement for the distribution of Atripla, a once-daily, single tablet regimen for the treatment of HIV-1 infection in adults, in developing countries around the world. Atripla contains 600 mg of efavirenz, a non-nucleoside reverse transcriptase inhibitor, 200 mg of emtricitabine and 300 mg of tenofovir disoproxil fumarate, both nucleoside reverse transcriptase inhibitors. Efavirenz is marketed by Merck under the tradename Stocrin in all territories outside of the United States, Canada and certain European countries (where it is commercialized by Bristol-Myers Squibb (“BMS”) under the tradename Sustiva). Emtricitabine and tenofovir disoproxil fumarate are commercialized by Gilead under the tradenames Emtriva and Viread, respectively. The compounds are commonly prescribed together as a once-daily, fixed-dose tablet, marketed under the tradename Truvada for use as part of combination therapy.

In October 2006, the Company along with BMS and Gilead announced the submission of a Marketing Authorisation Application (“MAA”) for Atripla in the EU to the EMEA. The MAA will be reviewed by the CHMP, subject to validation by the EMEA. The MAA for Atripla in the EU was filed jointly by the three companies through a newly established three-way collaboration based in Ireland. Review of the MAA will be conducted by the EMEA under the centralized licensing procedure, which, when finalized, provides one marketing authorization in all member states of the EU. Discussions among the three companies regarding agreements for manufacturing, commercialization and distribution of Atripla in the EU are ongoing.

Merck continues to remain focused on augmenting its internal efforts by capitalizing on growth opportunities, ranging from targeted acquisitions to research collaborations, preclinical and clinical compounds and technology transactions that will drive both near- and long-term growth. The Company completed 53 transactions in 2006 across a broad range of therapeutic categories, as well as early–stage technology transactions. Merck is currently evaluating other opportunities, and is actively monitoring the landscape for a range of targeted acquisitions that meet the Company’s strategic criteria. Highlights from these activities for the year include:

In March 2006, Neuromed Pharmaceuticals Ltd. (“Neuromed”) and Merck signed a research collaboration and license agreement to research, develop and commercialize novel compounds for the treatment of pain and other neurological disorders, including Neuromed’s lead compound, NMED-160 (MK-6721), which is currently in Phase II development for the treatment of pain. Under the terms of the agreement, Neuromed received an upfront payment of $25 million. The successful development and launch of NMED-160 for an initial single indication on a worldwide basis would trigger milestone payments totaling $202 million. Milestones could increase to approximately $450 million if a further indication for NMED-160 is developed and approved and an additional compound is developed and approved for two indications. Neuromed would also receive royalties on worldwide sales of NMED-160 and any additional compounds developed under this agreement.

Also in March 2006, Merck and NicOx S.A. (“NicOx”) entered into a new agreement to collaborate on the development of new antihypertensive drugs using NicOx’s proprietary nitric oxide-donating technology. The agreement covers nitric oxide-donating derivatives of several major classes of antihypertensive agents for the treatment of high blood pressure, complications of hypertension, and other cardiovascular and related disorders. Merck has the exclusive right to develop and commercialize antihypertensives that use NicOx’s nitric oxide-donating technology for the treatment of systemic hypertension.

In May 2006, the Company acquired Abmaxis, a privately-held biopharmaceutical company dedicated to the discovery and optimization of monoclonal antibody products for human therapeutics and diagnostics. In June 2006, the Company acquired GlycoFi, a privately-held biotechnology company, a leader in the field of yeast glycoengineering and optimization of biologic drug molecules. In connection with the acquisition, the Company recorded a charge of $296.3 million for acquired research associated with GlycoFi’s technology platform to be used in the research and development process, for which, at the acquisition date, technological feasibility had not been established and no alternative future use existed (see “Acquisitions” above).

In October 2006, Merck and Ambrilia Biopharma Inc. (“Ambrilia”), a biopharmaceutical company developing innovative therapeutics in the fields of cancer and infectious diseases, announced they entered into an exclusive licensing agreement granting Merck the worldwide rights to Ambrilia’s HIV/AIDS protease inhibitor program. Under the terms of this agreement, Ambrilia granted Merck the exclusive worldwide rights to its lead compound, PPL-100, which has completed a Phase I single-dose pharmacokinetic study and is currently in a Phase I repeat dose pharmacokinetic study. In return, Ambrilia received an upfront licensing fee of $17 million on signing and is eligible for cash payments totaling up to $215 million upon successful completion of development, clinical, regulatory and sales milestones. Ambrilia will receive royalties on all future product sales.

In November 2006, the Company expanded the scope of its existing strategic collaboration with FoxHollow Technologies, Inc. (“FoxHollow”) for atherosclerotic plaque analysis. Additionally, Merck acquired a stake in FoxHollow with the purchase of $95 million of newly-issued shares of FoxHollow common stock for $29.629 per share, representing approximately an 11% stake. The existing strategic collaboration, entered into in 2005, provided for FoxHollow to receive an upfront payment with the opportunity for additional payments if the collaboration continued. Under the terms of the expanded collaboration agreement, Merck will pay $40 million to

FoxHollow over four years in exchange for FoxHollow’s agreement to collaborate exclusively with Merck in specified disease areas. Merck will also provide a minimum of $60 million in funding to FoxHollow over the first three years of the four year collaboration program term, for research activities to be conducted by FoxHollow under Merck’s direction. FoxHollow will receive milestone payments on successful development of drug products or diagnostic tests utilizing results from the collaboration, as well as royalties.

In November 2006, Merck and The J. David Gladstone Institutes announced a major collaboration and license agreement for research and development of drugs to treat neurodegenerative diseases, including Alzheimer’s disease, that are linked to apoE-regulated mechanisms in the body. The agreement provides Merck, through an affiliate, with a worldwide, exclusive license to research, develop and commercialize compounds that are directed to apoE-regulated pathways and result from collaborative research or discoveries that have been made in the field of neurodegeneration by the Gladstone Institutes.

Also in November 2006, Merck and Advinus Therapeutics (P) Ltd. (“Advinus”) announced they have formed a drug discovery and clinical development collaboration in the area of metabolic disorders. Advinus and Merck will work together to develop clinically validated drug candidates for metabolic disorders, with Merck retaining the right to advance the most promising of these candidates into late-stage clinical trials. Advinis will receive an upfront payment and could potentially receive milestone payments of $74.5 million for each target included in the collaboration. The collaboration will begin with two target programs, and could expand to include others over time.

In December 2006, Merck completed the acquisition of Sirna, a publicly-held biotechnology company that is a leader in developing a new class of medicines based on RNAi technology, which could significantly alter the treatment of disease. In connection with the acquisition, the Company recorded a charge of $466.2 million for acquired research associated with Sirna’s compounds currently under development, for which, at the acquisition date, technological feasibility had not been established and no alternative future use existed (see “Acquisitions” above).

Additionally in December 2006, Merck and Idera Pharmaceuticals (“Idera”) announced that they had formed a broad collaboration to research, develop and commercialize Idera’s Toll-like Receptor (“TLR”) agonists. Under the terms of the agreement, Merck will receive worldwide exclusive rights to a number of Idera’s agonist compounds targeting TLR 7, 8 and 9 for use in combination with Merck’s therapeutic and prophylactic vaccines under development for oncology, infectious diseases and Alzheimer’s disease. Merck and Idera will engage in a two-year research and development collaboration to generate novel agonists targeting TLR 7 and TLR 8 and incorporating both Merck and Idera chemistry for use in the licensed fields. Merck paid an upfront license fee of $20 million to Idera and purchased $10 million of its common stock at $5.50 per share. In addition, Merck will fund the research and development collaboration. Idera is eligible to receive milestone payments of up to $165 million if vaccines are successfully developed in each of the three fields. Additional milestones of up to $260 million would be payable for follow-on indications in the oncology field and the successful development of additional vaccines containing Idera’s TLR agonists. There is no limit to the number of vaccines to which Merck can apply Idera’s agonists within the licensed fields. In addition, Idera will receive royalties on products commercialized under the collaboration.

The Company maintains a number of long-term exploratory and fundamental research programs in biology and chemistry as well as research programs directed toward product development. The Company’s research and development programs are generally designed to focus on the development of novel medicines to address large, unmet medical needs. Merck’s new efforts to improve drug discovery involve focusing on nine priority disease areas, as well as utilizing new research technologies, building alliances with external partners and making targeted acquisitions which will complement the Company’s strong internal research capabilities. The previous announced nine priority disease areas are: Alzheimer’s disease; atherosclerosis; cardiovascular disease; diabetes; novel vaccines; obesity; oncology (targeted therapies); pain; and sleep disorders. These therapeutic areas were carefully chosen based on a set of criteria including unmet medical needs, scientific opportunity and commercial opportunity. A chart reflecting the Company’s current research pipeline as of February 15, 2007 is set forth in Item 1. “Business” above.

Research and development expenses decreased 4% in 2005. Included in 2005 are accelerated depreciation costs of $121.8 million related to the closure of research facilities. In addition, the decrease reflects the 2004 impact of $225.0 million of licensing expense for the initial payments for certain disclosed research collaborations and $125.5 million of acquired research expense from the acquisition of Aton Pharma, Inc. in 2004. Partially offsetting the decrease is an 8% increase in other research and development activities supporting Merck’s pipeline, as well as a 2% unfavorable effect from inflation.

Restructuring Costs
Restructuring costs were $142.3 million and $322.2 million for 2006 and 2005, respectively. Included in restructuring costs are separation costs associated with Merck’s plan to eliminate approximately 7,000 positions by the end of 2008. In 2006 and 2005, Merck incurred $113.7 million and $182.4 million, respectively, in separation costs associated with actual headcount reductions, as well as headcount reductions that were probable and could be reasonably estimated related to the global restructuring program. The Company eliminated 3,700 positions in 2006 and 1,100 positions in 2005 (which are comprised of actual headcount reductions, and the elimination of contractors and vacant positions). Also, in 2005, the Company recorded $116.8 million for separation costs associated with other restructuring programs. Restructuring costs are included in unallocated expense for segment reporting purposes.

Equity Income from Affiliates
Equity income from affiliates reflects the performance of the Company’s joint ventures and partnerships. In 2006 and 2005, the increase in equity income from affiliates reflects the successful performance of Vytorin and Zetia through the Merck/Schering-Plough partnership. The growth in 2005 is also attributable to higher partnership returns from AZLP. See “Selected Joint Venture and Affiliate Information” below.

Other (Income) Expense, Net
The increase in other (income) expense, net, in 2006 reflects an increase in interest income generated from the Company’s investment portfolio derived from higher interest rates and higher average investment portfolio balances. The decrease in other (income) expense, net, in 2005 primarily reflects a $176.8 million gain in 2004 from the sale of the Company’s 50% equity stake in its European joint venture with Johnson & Johnson, as well as realized gains on the Company’s investment portfolio recorded in 2004.

Segment Profits

($ in millions)	2006	2005	2004

Pharmaceutical segment profits	$13,649.4	$13,157.9	$13,560.3
Vaccines segment profits	892.8	767.0	881.4
Other segment profits	380.7	355.5	278.2
Other	(8,701.5)	(6,916.5)	(6,717.1)

Income before income taxes	$6,221.4	$7,363.9	$8,002.8

Segment profits are comprised of segment revenues less certain elements of materials and production costs and operating expenses, including components of equity income (loss) from affiliates and depreciation and amortization expenses. For internal management reporting presented to the chief operating decision maker, the Company does not allocate the vast majority of indirect production costs, research and development expenses and general and administrative expenses, as well as the cost of financing these activities. Separate divisions maintain responsibility for monitoring and managing these costs, including depreciation related to fixed assets utilized by these divisions and, therefore, they are not included in segment profits. Also excluded from the determination of segment profits are taxes paid at the joint venture level and a portion of equity income. Additionally, segment profits do not reflect other expenses from corporate and manufacturing cost centers and other miscellaneous income (expense). These unallocated items are reflected in “Other” in the above table. Also included in other are miscellaneous corporate profits, operating profits related to divested products or businesses, other supply sales and adjustments to eliminate the effect of double counting certain items of income and expense.

Pharmaceutical segment profits increased 4% in 2006 compared with 2005 reflecting higher equity income, primarily driven by the strong performance of the Merck/Schering-Plough partnership, partially offset by the loss of U.S. marketing exclusivity for Zocor and Proscar. Pharmaceutical segment profits declined 3% in 2005 primarily related to the voluntary worldwide withdrawal of Vioxx.

Vaccines segment profits increased 16% in 2006 driven by the launch of three new vaccines and the successful performance of in-line vaccines. Vaccines segment profits declined 13% in 2005 primarily reflecting increased marketing and administrative costs required to prepare for the launches of three new vaccines. Vaccines segment profits also reflect equity income from SPMSD.

Taxes on Income
The Company’s effective income tax rate was 28.7% in 2006, 37.1% in 2005 and 27.1% in 2004. The higher effective tax rate in 2005 reflects an unfavorable impact of 9.1 percentage points primarily related to the Company’s decision to repatriate $15.9 billion of foreign earnings in accordance with the American Jobs Creation Act of 2004 (“AJCA”). The 2006 effective tax rate reflects an unfavorable impact of 3.1 percentage points related to the non-deductible acquired research and development costs associated with the acquisitions of Sirna and GlycoFi. The tax rate in all three years was favorably impacted by restructuring charges.

Net Income and Earnings per Share

($ in millions except per share amounts)	2006	Change	2005	Change	2004

Net income	$4,433.8	−4%	$4,631.3	−21%	$5,830.1
As a % of sales	19.6%		21.0%		25.4%
As a % of average total assets	9.9%		10.6%		14.0%
Earnings per common share assuming dilution	$2.03	−3%	$2.10	−20%	$2.62

Net Income and Earnings per Common Share
Net income decreased 4% in 2006 and declined 21% in 2005. Earnings per common share assuming dilution declined 3% in 2006 compared to a decline of 20% in 2005. These declines primarily reflect the impact of acquired research charges, higher restructuring charges, increased reserves for legal defense costs and the incremental impact of expensing stock options. These increased costs were partially offset by growth in equity income from affiliates in 2006 and the 2005 net tax charge associated with repatriation of foreign earnings in accordance with the AJCA. Net income as a percentage of sales was 19.6% in 2006, 21.0% in 2005 and 25.4% in 2004. The decrease in the percentage of sales ratio in 2006 as compared to 2005 reflects the same factors discussed above. Net income as a percentage of average total assets was 9.9% in 2006, 10.6% in 2005 and 14.0% in 2004.

Selected Joint Venture and Affiliate Information

To expand its research base and realize synergies from combining capabilities, opportunities and assets, in previous years the Company formed a number of joint ventures. (See Note 9 to the consolidated financial statements.)

Merck/Schering-Plough Partnership
In 2000, the Company and Schering-Plough Corporation (“Schering-Plough”) (collectively, the “Partners”) entered into agreements to create separate equally-owned partnerships to develop and market in the United States new prescription medicines in the cholesterol-management and respiratory therapeutic areas. These agreements generally provide for equal sharing of development costs and for co-promotion of approved products by each company. In 2001, the cholesterol-management partnership agreements were expanded to include all the countries of the world, excluding Japan. In 2002, ezetimibe, the first in a new class of cholesterol-lowering agents, was launched in the United States as Zetia (marketed as Ezetrol outside the United States). In July 2004, a combination product containing the active ingredients of both Zetia and Zocor was approved in the United States as Vytorin (marketed as Inegy outside the United States).

The cholesterol agreements provide for the sharing of operating income generated by the Merck/Schering-Plough cholesterol partnership (the “MSP Partnership”) based upon percentages that vary by product, sales level and country. In the U.S. market, the Partners share profits on Zetia and Vytorin sales equally, with the exception of the first $300 million of annual Zetia sales, on which Schering-Plough receives a greater share of profits. Operating income includes expenses that the Partners have contractually agreed to share, such as a portion of manufacturing costs, specifically identified promotion costs (including direct-to-consumer advertising and direct and identifiable out-of-pocket promotion) and other agreed upon costs for specific services such as on-going clinical research, market support, market research, market expansion, as well as a specialty sales force and physician education programs. Expenses incurred in support of the MSP Partnership but not shared between the Partners, such as marketing and administrative expenses (including certain sales force costs), as well as certain manufacturing costs, are not included in Equity income from affiliates. However, these costs are reflected in the overall results of the Company. Certain research and development expenses are generally shared equally by the Partners, after adjusting for earned milestones.

Sales of joint venture products were as follows:

($ in millions)	2006	2005	2004

Zetia	$1,928.8	$1,396.7	$1,053.0
Vytorin	1,955.3	1,028.3	132.4

	$3,884.1	$2,425.0	$1,185.4

Global sales of Zetia increased 38% over 2005. Global sales of Vytorin increased 90% over 2005. Vytorin is the only single tablet cholesterol treatment to provide LDL cholesterol lowering through the dual inhibition of cholesterol production and absorption.

In June 2006, the MSP Partnership announced new data from two clinical trials. Data presented at the International Symposium on Atherosclerosis meeting showed that Vytorin was significantly more effective than Crestor in reducing LDL cholesterol across all study dose comparisons and an analysis of the data showed that, when averaged across all study doses, Vytorin brought more patients at high risk of cardiovascular disease to LDL cholesterol levels less than 70 mg/dl compared to Crestor. Also in June, new data released at the American Diabetes Association’s (“ADA”) 66th Annual Scientific Sessions showed that at the recommended usual starting doses, Vytorin was superior to Lipitor in the lowering of LDL cholesterol in patients with type 2 diabetes and high cholesterol. These data were also published in the December 2006 issue of Mayo Clinic Proceedings.

The results from the Company’s interest in the MSP Partnership are recorded in Equity income from affiliates. Merck recognized equity income of $1,218.6 million in 2006, $570.4 million in 2005 and $132.0 million in 2004.

AstraZeneca LP
In 1982, the Company entered into an agreement with Astra AB (“Astra”) to develop and market Astra products in the United States. In 1994, the Company and Astra formed an equally-owned joint venture that developed and marketed most of Astra’s new prescription medicines in the United States including Prilosec, the first in a class of medications known as proton pump inhibitors, which slows the production of acid from the cells of the stomach lining.

In 1998, the Company and Astra restructured the joint venture whereby the Company acquired Astra’s interest in the joint venture, renamed KBI Inc. (“KBI”), and contributed KBI’s operating assets to a new U.S. limited partnership named Astra Pharmaceuticals, L.P. (the “Partnership”), in which the Company maintains a limited partner interest. The Partnership, renamed AstraZeneca LP (“AZLP”), became the exclusive distributor of the products for which KBI retained rights.

Merck earns ongoing revenue based on sales of current and future KBI products and such revenue was $1.8 billion, $1.7 billion and $1.5 billion in 2006, 2005 and 2004, respectively, primarily relating to sales of Nexium and Prilosec. In addition, Merck earns certain Partnership returns, which are recorded in Equity income from affiliates. Such returns include a priority return provided for in the Partnership Agreement, variable returns based, in part, upon sales of certain former Astra USA, Inc. products, and a preferential return representing Merck’s share of undistributed AZLP GAAP earnings. These returns aggregated $783.7 million, $833.5 million and $646.5 million in 2006, 2005 and 2004, respectively.

Merial Limited
In 1997, Merck and Rhône-Poulenc S.A. (now Sanofi-Aventis S.A.) combined their animal health and poultry genetics businesses to form Merial Limited (“Merial”), a fully integrated animal health company, which is a stand-alone joint venture, equally owned by each party. Merial provides a comprehensive range of pharmaceuticals and vaccines to enhance the health, well-being and performance of a wide range of animal species.

Sales of joint venture products were as follows:

($ in millions)	2006	2005	2004

Fipronil products	$886.9	$757.7	$679.1
Avermectin products	468.7	467.5	452.4
Biological products	600.7	533.2	476.5
Other products	238.4	228.6	227.8

	$2,194.7	$1,987.0	$1,835.8

The broiler and foreign turkey segments of the poultry genetics business were sold in 2005 and the domestic turkey segment was divested in 2004. These transactions completed the divestiture of Merial’s interest in the poultry genetics business. For comparative purposes the amounts presented above for 2005 and 2004 do not include revenue earned from the poultry genetics business.

Sanofi Pasteur MSD
In 1994, Merck and Pasteur Merieux Connaught (now Sanofi Pasteur S.A.) established a 50% owned joint venture to market vaccines in Europe and to collaborate in the development of combination vaccines for distribution in Europe.

In 2006, Merck launched three new vaccines that have been approved for use in the EU and will be marketed by SPMSD in certain Western European countries: Gardasil for the prevention of cervical cancer and genital warts caused by certain types of HPV; RotaTeq to help protect against rotavirus gastroenteritis in infants and children; and Zostavax to help prevent shingles (herpes zoster) in individuals 60 years of age and older.

In September 2005, SPMSD entered into a Letter of Undertaking (“LOU”), with the EMEA due to Agency concerns regarding the long-term efficacy of the hepatitis B component of Hexavac. The hepatitis B component of Hexavac is manufactured by Merck. The LOU requires, in relevant part (1) suspension of the EU Hexavac license; (2) suspension of Hexavac distribution; (3) a recall of Hexavac product in the EU; (4) a recall of Hexavac in a number of non-EU countries; and (5) a surveillance program and possible future revaccination. SPMSD, which markets and sells Hexavac in part of the EU, has notified Merck that it is reserving any rights that it may have to seek damages from Merck and to be defended, indemnified and held harmless by Merck in the event of third party claims.

In September 2005, the EMEA initiated a formal review of the long-term efficacy of the hepatitis B vaccine, HBvaxPRO, and of the hepatitis B component of the hepatitis B/Hib combination vaccine, Procomvax. Both products are marketed and sold by SPMSD in its European territory, and are sold elsewhere, under different names, by Merck. After extensive review, the EMEA determined in May 2006 that each vaccine continues to offer effective protection against hepatitis B and allowed SPMSD to continue marketing each product with minor label changes.

Sales of joint venture products were as follows:

($ in millions)	2006	2005	2004

Hepatitis vaccines	$70.9	$81.1	$80.5
Viral vaccines	100.1	78.5	54.0
Other vaccines	742.9	705.5	672.5

	$913.9	$865.1	$807.0

Johnson & JohnsonºMerck Consumer Pharmaceuticals Company
In 1989, Merck formed a joint venture with Johnson & Johnson to develop and market a broad range of nonprescription medicines for U.S. consumers. This 50% owned joint venture was expanded in Europe in 1993, and into Canada in 1996. In March 2004, Merck sold its 50% equity stake in its European joint venture to Johnson & Johnson for $244.0 million and recorded a $176.8 million gain as Other (income) expense, net. Merck will continue to benefit through royalties on certain products and also regained the rights to potential future products that switch from prescription to over-the-counter status in Europe.

Sales of joint venture products were as follows:

($ in millions)	2006	2005	2004(1)

Gastrointestinal products	$250.9	$250.8	$269.2
Other products	1.7	2.5	46.1

	$252.6	$253.3	$315.3

(1)	Includes sales of the European joint venture up through March 2004.

Capital Expenditures

Capital expenditures were $980.2 million in 2006 and $1.4 billion in 2005. Expenditures in the United States were $714.7 million in 2006 and $938.7 million in 2005. Expenditures during 2006 included $334.8 million for production facilities, $314.6 million for research and development facilities, $7.9 million for environmental projects, and $322.9 million for administrative, safety and general site projects. Capital expenditures for 2007 are estimated to be $1.2 billion.

Depreciation expense was $2.1 billion in 2006 and $1.5 billion in 2005, of which $1.5 billion and $1.1 billion, respectively, applied to locations in the United States. Total depreciation expense in 2006 and 2005 includes accelerated depreciation of $763.8 million and $84.6 million, respectively, associated with the global restructuring plan. Additionally, depreciation expense for 2005 reflects $103.1 million associated with the closure of the Terlings Park basic research center (see Note 4 to the consolidated financial statements).

Analysis of Liquidity and Capital Resources

Merck’s strong financial profile enables the Company to fully fund research and development, focus on external alliances, support in-line products and maximize upcoming launches while providing significant cash returns to shareholders. Cash provided by operating activities, which was $6.8 billion in 2006, continues to be the Company’s primary source of funds to finance capital expenditures, treasury stock purchases and dividends paid to stockholders. At December 31, 2006, the total of worldwide cash and investments was $16.5 billion, including $8.7 billion of cash, cash equivalents and short-term investments, and $7.8 billion of long-term investments.

Selected Data

($ in millions)	2006	2005	2004

Working capital	$2,507.5	$7,806.9	$1,688.8
Total debt to total liabilities and equity	15.3%	18.1%	16.1%
Cash provided by operations to total debt	1.0:1	0.9:1	1.3:1

During 2006, the Company began shifting its mix of investments from short-term to long-term, resulting in a reduction of working capital in line with historical levels relative to the level at December 31, 2005. In 2005, to enable execution of the AJCA repatriation, the Company changed its mix of investments from long-term to short-term, resulting in a significant increase in working capital as of December 31, 2005. The AJCA created temporary incentives through December 31, 2005 for U.S. multinationals to repatriate accumulated income earned outside of the United States as of December 31, 2002. In connection with the AJCA, the Company repatriated $15.9 billion during 2005. As a result, the Company recorded an income tax charge of $766.5 million in Taxes on Income in 2005 related to this repatriation, $185 million of which was paid in 2005 and the remainder of which was paid in the first quarter of 2006. As of December 31, 2005, approximately $5.2 billion of the AJCA repatriation was invested in fully collateralized overnight repurchase agreements and was included in Short-term investments in the Consolidated Balance Sheet. In early 2006, the Company began reinvesting its repurchase agreement balances into other short- and long-term investments. Working capital levels are more than adequate to meet the operating requirements of the Company. The ratios of total debt to total liabilities and equity and cash provided by operations to total debt reflect the strength of the Company’s operating cash flows and the ability of the Company to cover its contractual obligations.

As previously disclosed, the Internal Revenue Service (“IRS”) has been examining the Company’s tax returns for the years 1993 to 2001 and had issued notices of deficiency with respect to a partnership transaction entered into in 1993, and two minority interest equity financings entered into in 1995 and 2000, respectively. The IRS has recently concluded its examination of the years 1993-2001 and will issue a Final Revenue Agents Report in the first quarter. On February 13, 2007, the Company entered into closing agreements with the IRS covering several specific items, including the 1993 partnership transaction and the 1995 and 2000 minority interest equity financings. Under the terms of the closing agreements, the Company expects to make a payment of approximately $2.85 billion in the first quarter of 2007. This payment will be offset during 2007 by (i) a tax refund of $150 million for amounts previously paid related to these matters and (ii) a $400 million federal tax benefit related to interest included in the payment, resulting in a net cash cost to the Company of approximately $2.3 billion. The Company has previously established reserves for these matters and while the conclusion of the IRS examination, including the closing agreements, does not have a material effect on the Company’s results of operations, financial position or liquidity, it will have a material adverse effect on the Company’s cash flow for the first quarter of 2007 when the payment is made. The impact for years subsequent to 2001 of the partnership transaction and the minority interest equity financings is included in the closing agreements although those years remain open in all other respects.

As previously disclosed, during October 2006 the Company received a notice of reassessment from the Canada Revenue Agency (“CRA”) containing adjustments related to certain intercompany pricing matters which result in additional taxes due of approximately $1.4 billion (U.S. dollars) plus interest of $360 million (U.S. dollars) (see Note 17 to the consolidated financial statements). The Company disagrees with the positions taken by the CRA and believes they are without merit. The Company intends to contest the reassessment through the CRA appeals process and the courts if necessary. In connection with the appeals process, in the notice of reassessment, the Company is required to post a deposit of up to one half of the tax and interest assessed. During January 2007, the Company pledged collateral consisting of cash and cash equivalents of $802 million to a financial institution which provided a Letter of Guarantee to the CRA. Management believes that resolution of these matters will not have a material adverse effect on the Company’s financial position or liquidity. However, an unfavorable resolution could have a material adverse effect on the Company’s results of operations or cash flows in the quarter in which an adjustment is recorded or the tax is due.

The Company’s contractual obligations as of December 31, 2006 are as follows:

Payments Due by Period

($ in millions)	Total	2007	2008 - 2009	2010 -2011	Thereafter

Purchase obligations	$1,108.5	$366.4	$614.0	$111.1	$17.0
Loans payable and current portion of long-term debt	1,285.1	1,285.1	-	-	-
Long-term debt	5,551.0	-	1,696.1	529.4	3,325.5
Operating leases	211.5	65.8	78.5	33.3	33.9

	$8,156.1	$1,717.3	$2,388.6	$673.8	$3,376.4

Purchase obligations consist primarily of goods and services that are enforceable and legally binding and include obligations for minimum inventory contracts, research and development and advertising. Research contracts do not include milestone payments contingent upon future events. Loans payable and current portion of long-term debt includes $500.0 million of notes which were redeemed by the Company in February 2007, upon notification from the remarketing agent that, due to an overall rise in interest rates, it would not exercise its annual option to remarket the notes. Loans payable and current portion of long-term debt also reflects $336.2 million of long-dated notes that are subject to repayment at the option of the holders on an annual basis. Required funding obligations for 2007 relating to the Company’s pension and other postretirement benefit plans are not expected to be material.

In December 2004, the Company increased the capacity of its shelf registration statement filed with the Securities and Exchange Commission (“SEC”) to issue debt securities by an additional $3.0 billion. In February 2005, the Company issued $1.0 billion of 4.75% ten-year notes under the shelf. In November 2006, the Company issued $500 million of 5.75% twenty-year notes and $250 million of 5.125% five-year notes under the shelf. The remaining capacity under the Company’s shelf registration statement is approximately $2.0 billion.

In April 2006, the Company extended the maturity date of its $1.5 billion, five-year revolving credit facility from February 2010 to April 2011. The facility provides backup liquidity for the Company’s commercial paper borrowing facility and is for general corporate purposes. The Company has not drawn funding from this facility.

The Company’s long-term credit ratings assigned by Moody’s and Standard & Poor’s are Aa3 and AA-, respectively, each with a negative outlook. These ratings continue to allow access to the capital markets and flexibility in obtaining funds on competitive terms. The Company continues to maintain a conservative financial profile. Total cash and investments of $16.5 billion exceeds the sum of loans payable and long-term debt of $6.8 billion. The Company also has long-term credit ratings that remain among the top 4% of rated non-financial corporations. Despite this strong financial profile, certain contingent events, if realized, which are discussed in Note 11 to the consolidated financial statements, could have a material adverse impact on the Company’s liquidity and capital resources. The Company does not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose the Company to unrecorded financial obligations.

In July 2002, the Board of Directors approved purchases over time of up to $10.0 billion of Merck shares. Total treasury stock purchased under this program in 2006 was $1.0 billion. As of December 31, 2006, $6.5 billion remains under the 2002 stock repurchase authorization approved by the Merck Board of Directors.

Financial Instruments Market Risk Disclosures

Foreign Currency Risk Management
While the U.S. dollar is the functional currency of the Company’s foreign subsidiaries, a significant portion of the Company’s revenues are denominated in foreign currencies. Merck relies on sustained cash flows generated from foreign sources to support its long-term commitment to U.S. dollar-based research and development. To the extent the dollar value of cash flows is diminished as a result of a strengthening dollar, the Company’s ability to fund research and other dollar-based strategic initiatives at a consistent level may be impaired. The Company has established revenue hedging and balance sheet risk management programs to protect against volatility of future foreign currency cash flows and changes in fair value caused by volatility in foreign exchange rates.

The objective of the revenue hedging program is to reduce the potential for longer-term unfavorable changes in foreign exchange to decrease the U.S. dollar value of future cash flows derived from foreign currency denominated sales, primarily the euro and Japanese yen. To achieve this objective, the Company will partially hedge anticipated third-party sales that are expected to occur over its planning cycle, typically no more than three years into the future. The Company will layer in hedges over time, increasing the portion of sales hedged as it gets closer to the expected date of the transaction, such that it is probable the hedged transaction will occur. The portion of sales hedged is based on assessments of cost-benefit profiles that consider natural offsetting exposures, revenue and exchange rate volatilities and correlations, and the cost of hedging instruments. The hedged anticipated sales are a specified component of a portfolio of similarly denominated foreign currency-based sales transactions, each of which responds to the hedged risk in the same manner. Merck manages its anticipated transaction exposure principally with purchased local currency put options, which provide the Company with a right, but not an obligation, to sell foreign currencies in the future at a predetermined price. If the U.S. dollar strengthens relative to the currency of the hedged anticipated sales, total changes in the options’ cash flows fully offset the decline in the expected future U.S. dollar cash flows of the hedged foreign currency sales. Conversely, if the U.S. dollar weakens, the options’ value reduces to zero, but the Company benefits from the increase in the value of the anticipated foreign currency cash flows. While a weaker U.S. dollar would result in a net benefit, the market value of the Company’s hedges would have declined by $38.7 million and $113.0 million, respectively, from a uniform 10% weakening of the U.S. dollar at December 31, 2006 and 2005. The market value was determined using a foreign exchange option pricing model and holding all factors except exchange rates constant. Because Merck principally uses purchased local currency put options, a uniform weakening of the U.S. dollar will yield the largest overall potential loss in the market value of these options. The sensitivity measurement assumes that a change in one foreign currency relative to the U.S. dollar would not affect other foreign currencies relative to the U.S. dollar. Although not predictive in nature, the Company believes that a 10% threshold reflects reasonably possible near-term changes in Merck’s major foreign currency exposures relative to the U.S. dollar. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.

The primary objective of the balance sheet risk management program is to protect the U.S. dollar value of foreign currency denominated net monetary assets from the effects of volatility in foreign exchange that might occur prior to their conversion to U.S. dollars. Merck principally utilizes forward exchange contracts, which enable the Company to buy and sell foreign currencies in the future at fixed exchange rates and economically offset the consequences of changes in foreign exchange on the amount of U.S. dollar cash flows derived from the net assets. Merck routinely enters into contracts to fully offset the effects of exchange on exposures denominated in developed country currencies, primarily the euro and Japanese yen. For exposures in developing country currencies, the Company will enter into forward contracts on a more limited basis and only when it is deemed economical to do so based on a cost-benefit analysis that considers the magnitude of the exposure, the volatility of the exchange rate and the cost of the hedging instrument. The Company will also minimize the effect of exchange on monetary assets and liabilities by managing operating activities and net asset positions at the local level. The Company uses forward contracts to hedge the changes in fair value of certain foreign currency denominated available-for-sale securities attributable to fluctuations in foreign currency exchange rates. A sensitivity analysis to changes in the value of the U.S. dollar on foreign currency denominated derivatives, investments and monetary assets and liabilities indicated that if the U.S. dollar uniformly weakened by 10% against all currency exposures of the Company at December 31, 2006 and 2005, Income before taxes would have declined by $32.7 million and $3.5 million, respectively. Because Merck is in a net short position relative to its major foreign currencies after consideration of forward contracts, a uniform weakening of the U.S. dollar will yield the largest overall potential net loss in earnings due to exchange. This measurement assumes that a change in one foreign currency relative to the U.S. dollar would not affect other foreign currencies relative to the U.S. dollar. Although not predictive in nature, the Company believes that a 10% threshold reflects reasonably possible near-term changes in Merck’s major foreign currency exposures relative to the U.S. dollar. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.

Interest Rate Risk Management
In addition to the revenue hedging and balance sheet risk management programs, the Company may use interest rate swap contracts on certain investing and borrowing transactions to manage its net exposure to interest rate changes and to reduce its overall cost of borrowing. The Company does not use leveraged swaps and, in general, does not leverage any of its investment activities that would put principal capital at risk. At December 31, 2006, the Company was a party to seven pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes in which the notional amounts match the amount of the hedged fixed rate notes. There is one swap maturing in 2007 with a notional amount of $350 million; two swaps maturing in 2011 with notional amounts of $125 million each; one swap maturing in 2013 with a notional amount of $500 million and three swaps maturing in 2015 with notional amounts of $250 million each. The swaps effectively convert the fixed-rate obligations to floating-rate instruments. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.

The Company’s investment portfolio includes cash equivalents and short-term investments, which at December 31, 2006 included repurchase agreements, the market values of which are not significantly impacted by changes in interest rates. The market value of the Company’s medium- to long-term fixed-rate investments is modestly impacted by changes in U.S. interest rates. Changes in medium- to long-term U.S. interest rates have a more significant impact on the market value of the Company’s fixed-rate borrowings, which generally have longer maturities. A sensitivity analysis to measure potential changes in the market value of the Company’s investments, debt and related swap contracts from a change in interest rates indicated that a one percentage point increase in interest rates at December 31, 2006 and 2005 would have positively impacted the net aggregate market value of these instruments by $111.0 million and $236.2 million, respectively. A one percentage point decrease at December 31, 2006 and 2005 would have negatively impacted the net aggregate market value by $171.0 million and $283.6 million, respectively. The decreased sensitivity is attributable to a change in the mix of investments from short-term variable rate at December 31, 2005 to long-term fixed rate as of December 31, 2006. The fair value of the Company’s debt was determined using pricing models reflecting one percentage point shifts in the appropriate yield curves. The fair value of the Company’s investments was determined using a combination of pricing and duration models.

Critical Accounting Policies and Other Matters

The consolidated financial statements include certain amounts that are based on management’s best estimates and judgments. Estimates are used in determining such items as provisions for sales discounts and returns, depreciable and amortizable lives, recoverability of inventories produced in preparation for product launches, amounts recorded for contingencies, environmental liabilities and other reserves, pension and other postretirement benefit plan assumptions, share-based compensation assumptions, acquisitions and taxes on income. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Application of the following accounting policies result in accounting estimates having the potential for the most significant impact on the financial statements.

Revenue Recognition
Revenues from sales of products are recognized when title and risk of loss passes to the customer. Revenues for domestic pharmaceutical sales are recognized at the time of shipment, while for many foreign subsidiaries, as well as for vaccine sales, revenues are recognized at the time of delivery. Recognition of revenue also requires reasonable assurance of collection of sales proceeds and completion of all performance obligations. Domestically, sales discounts are issued to customers as direct discounts at the point-of-sale or indirectly through an intermediary wholesale purchaser, known as chargebacks, or indirectly in the form of rebates. Additionally, sales are generally made with a limited right of return under certain conditions. Revenues are recorded net of provisions for sales discounts and returns, which are established at the time of sale.

The provision for aggregate indirect customer discounts covers chargebacks and rebates. Chargebacks are discounts that occur when a contracted customer purchases directly through an intermediary wholesale purchaser. The contracted customer generally purchases product at its contracted price plus a mark-up from the wholesaler. The wholesaler, in turn, charges the Company back for the difference between the price initially paid by the wholesaler and the contract price paid to the wholesaler by the customer. The provision for chargebacks is based on expected sell-through levels by the Company’s wholesale customers to contracted customers, as well as estimated wholesaler inventory levels. Rebates are amounts owed based upon definitive contractual agreements or legal requirements with private sector and public sector (Medicaid) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. The provision is based on expected payments, which are driven by patient usage and contract performance by the benefit provider customers.

The Company assumes a first-in, first-out movement of inventory within the supply chain for purposes of estimating its aggregate indirect customer discount accrual. In addition, the Company uses historical customer segment mix, adjusted for other known events, in order to estimate the expected provision. Amounts accrued for aggregate indirect customer discounts are evaluated on a quarterly basis through comparison of information provided by the wholesalers and other customers to the amounts accrued. Adjustments are recorded when trends or significant events indicate that a change in the estimated provision is appropriate.

The Company continually monitors its provision for aggregate indirect customer discounts. There were no material adjustments to estimates associated with the aggregate indirect customer discount provision in 2006, 2005 or 2004.

Summarized information about changes in the aggregate indirect customer discount accrual is as follows:

($ in millions)	2006	2005

Balance, January 1	$1,166.5	$1,030.3
Current provision	3,519.4	4,419.1
Adjustments to prior years	(29.5)	134.7
Payments	(3,899.3)	(4,417.6)

Balance, December 31	$757.1	$1,166.5

Accruals for chargebacks are reflected as a direct reduction to accounts receivable and accruals for rebates as accrued expenses. The accrued balances relative to these provisions included in Accounts receivable and Accrued and other current liabilities were $60.4 million and $696.7 million, respectively, at December 31, 2006, and $164.3 million and $1.0 billion, respectively, at December 31, 2005.

The Company maintains a returns policy that allows its customers to return product within a specified period prior to and subsequent to the expiration date (generally, six months before and twelve months after product expiration). The estimate of the provision for returns is based upon historical experience with actual returns. Additionally, the Company considers factors such as levels of inventory in the distribution channel, product dating and expiration period, whether products have been discontinued, entrance in the market of additional generic competition, changes in formularies or launch of over-the-counter products, to name a few. The product returns provision, as well as actual returns, were less than 1.0% of net sales in 2006, 2005 and 2004.

Through its distribution program with U.S. wholesalers, the Company encourages wholesalers to align purchases with underlying demand and maintain inventories within specified levels. The terms of the program allow the wholesalers to earn fees upon providing visibility into their inventory levels as well as by achieving certain performance parameters, such as, inventory management, customer service levels, reducing shortage claims and reducing product returns. Information provided through the wholesaler distribution program includes items such as sales trends, inventory on-hand, on-order quantity and product returns.

Wholesalers generally provide only the above mentioned data to the Company, as there is no regulatory requirement to report lot level information to manufacturers, which is the level of information needed to determine the remaining shelf life and original sale date of inventory. Given current wholesaler inventory levels, which are generally less than a month, the Company believes that collection of order lot information across all wholesale customers would have limited use in estimating sales discounts and returns.

Inventories Produced in Preparation for Product Launches
The Company capitalizes inventories produced in preparation for product launches sufficient to support initial market demand. Typically, capitalization of such inventory does not begin until the related product candidates are in Phase III clinical trials and are considered to have a high probability of regulatory approval. The Company monitors the status of each respective product within the regulatory approval process; however, the Company generally does not disclose specific timing for regulatory approval. If the Company is aware of any specific risks or contingencies other than the normal regulatory approval process or if there are any specific issues identified during the research process relating to safety, efficacy, manufacturing, marketing or labeling, the related inventory would generally not be capitalized. Expiry dates of the inventory are impacted by the stage of completion. The Company manages the levels of inventory at each stage to optimize the shelf life of the inventory in relation to anticipated market demand in order to avoid product expiry issues. For inventories that are capitalized, anticipated future sales and shelf lives support the realization of the inventory value as the inventory shelf life is sufficient to meet initial product launch requirements. At December 31, 2005, inventories produced in preparation for product launches consisted of three vaccine products, a new formulation for an existing vaccine product, and a new compound for type 2 diabetes, all of which the Company launched in 2006. Accordingly, there are no significant inventories produced in preparation for product launches capitalized at December 31, 2006. The build-up of inventories produced in preparation for product launches did not have a material effect on the Company’s liquidity.

Contingencies and Environmental Liabilities
The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including product liability, intellectual property and commercial litigation, as well as additional matters such as antitrust actions. (See Note 11 to the consolidated financial statements.) The Company records accruals for contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. For product liability claims, a portion of the overall accrual is actuarially determined and considers such factors as past experience, number of claims reported and estimates of claims incurred but not yet reported. Individually significant contingent losses are accrued when probable and reasonably estimable.

Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. As of December 31, 2005, the Company had a reserve of $685 million solely for its future legal defense costs related to the Vioxx Lawsuits and the Vioxx Investigations. During 2006, the Company spent $500 million in the aggregate, including $175 million in the fourth quarter, in legal defense costs worldwide related to (i) the Vioxx Product Liability Lawsuits, (ii) the Vioxx Shareholder Lawsuits, (iii) the Vioxx Foreign Lawsuits, and (iv) the Vioxx Investigations (collectively, the “Vioxx Litigation”). In the third and fourth quarter of 2006, the Company recorded charges of $598 million and $75 million, respectively, to increase the reserve solely for its future legal defense costs related to Vioxx to $858 million at December 31, 2006. This reserve is based on certain assumptions and is the best estimate of the amount that the Company believes, at this time, it can reasonably estimate will be spent through 2008. Some of the significant factors considered in the establishment and ongoing review of the reserve for the Vioxx legal defense costs were as follows: the actual costs incurred by the Company up to that time; the development of the Company’s legal defense strategy and structure in light of the scope of the Vioxx Litigation; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the Vioxx Product Liability Lawsuits. Events such as scheduled trials that are expected to occur throughout 2007 and into 2008, and the inherent inability to predict the ultimate outcomes of such trials, limit the Company’s ability to reasonably estimate its legal costs beyond the end of 2008. While the Company does not anticipate that it will need to increase the reserve every quarter, it will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase its reserves for legal defense costs at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

The Company currently anticipates that a number of Vioxx Product Liability Lawsuits will be tried in 2007. A trial in the Oregon securities case is scheduled for 2007, but the Company cannot predict whether this trial will proceed on schedule or the timing of any of the other Vioxx Shareholder Lawsuit trials. The Company believes that it has meritorious defenses to the Vioxx Lawsuits and will vigorously defend against them. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek indeterminate damages, the Company is unable to predict the outcome of these matters, and at this time cannot reasonably estimate the possible loss or range of loss with respect to the Vioxx Lawsuits. Unfavorable outcomes in the Vioxx Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations. The Company has not established any reserves for any potential liability relating to the Vioxx Litigation.

As of December 31, 2006, the Company established a reserve of approximately $48 million solely for its future legal defense costs for the Fosamax Litigation. Some of the significant factors considered in the establishment of the reserve for the Fosamax Litigation legal defense costs were as follows: the actual costs incurred by the Company thus far; the development of the Company’s legal defense strategy and structure in light of the creation of the Fosamax multidistrict litigation; the number of cases being brought against the Company; and the anticipated timing, progression, and related costs of pre-trial activities in the Fosamax Litigation. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves. Due to the uncertain nature of litigation, the Company is unable to estimate its costs beyond the end of 2008. Unfavorable outcomes in the Fosamax Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations. The Company has not established any reserves for any potential liability relating to the Fosamax Litigation.

The Company is a party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and other federal and state equivalents. When a legitimate claim for contribution is asserted, a liability is initially accrued based upon the estimated transaction costs to manage the site. Accruals are adjusted as feasibility studies and related cost assessments of remedial techniques are completed, and as the extent to which other potentially responsible parties (“PRPs”) who may be jointly and severally liable can be expected to contribute is determined.

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

The Company believes that it is in compliance in all material respects with applicable environmental laws and regulations. Expenditures for remediation and environmental liabilities were $12.6 million in 2006, and are estimated at $94.2 million for the years 2007 through 2011. In management’s opinion, the liabilities for all environmental matters that are probable and reasonably estimable have been accrued and totaled $129.0 million and $100.4 million at December 31, 2006 and December 31, 2005, respectively. These liabilities are undiscounted, do not consider potential recoveries from insurers or other parties and will be paid out over the periods of remediation for the applicable sites, which are expected to occur primarily over the next 15 years. Although it is not possible to predict with certainty the outcome of these matters, or the ultimate costs of remediation, management does not believe that any reasonably possible expenditures that may be incurred in excess of the liabilities accrued should exceed $62.0 million in the aggregate. Management also does not believe that these expenditures should result in a material adverse effect on the Company’s financial position, results of operations, liquidity or capital resources for any year.

Share-Based Compensation
The Company recognizes compensation cost relating to share-based payment transactions in Net income using a fair-value measurement method, in accordance with FAS 123R, which it adopted on January 1, 2006. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in Net income as compensation expense based on fair value over the requisite service period of the awards. The Company determines the fair value of certain share-based awards using the Black-Scholes option-pricing model which uses both historical and current market data to estimate the fair value. This method incorporates various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield and expected life of the options.

Pensions and Other Postretirement Benefit Plans
Net pension and other postretirement benefit cost totaled $563.7 million in 2006 and $561.8 million in 2005. Pension and other postretirement benefit plan information for financial reporting purposes is calculated using actuarial assumptions including a discount rate for plan benefit obligations and an expected rate of return on plan assets.

The Company reassesses its benefit plan assumptions on a regular basis. For both the pension and other postretirement benefit plans, the discount rate is evaluated annually and modified to reflect the prevailing market rate at December 31 of a portfolio of high-quality fixed-income debt instruments that would provide the future cash flows needed to pay the benefits included in the benefit obligation as they come due. At December 31, 2006, the Company changed its discount rate to 6.00% from 5.75% for its U.S. pension plans and its U.S. other postretirement benefit plans.

The expected rate of return for both the pension and other postretirement benefit plans represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, the Company considers long-term compound annualized returns of historical market data as well as actual returns on the Company’s plan assets and applies adjustments that reflect more recent capital market experience. Using this reference information, the Company develops forward-looking return expectations for each asset category and a weighted average expected long-term rate of return for a targeted portfolio allocated across these investment categories. The expected portfolio performance reflects the contribution of active management as appropriate. As a result of this analysis, for 2007, the Company’s expected rate of return of 8.75% remained unchanged from 2006 for its U.S. pension and other postretirement benefit plans.

The target investment portfolio of the Company’s U.S. pension and other postretirement benefit plans is allocated 45% to 60% in U.S. equities, 20% to 30% in international equities, 15% to 25% in fixed-income investments, and up to 8% in cash and other investments. The portfolio’s equity weighting is consistent with the long-term nature of the plans’ benefit obligation. The expected annual standard deviation of returns of the target portfolio, which approximates 13%, reflects both the equity allocation and the diversification benefits among the asset classes in which the portfolio invests.

Actuarial assumptions are based upon management’s best estimates and judgment. A reasonably possible change of plus (minus) 25 basis points in the discount rate assumption, with other assumptions held constant, would have an estimated $39.8 million favorable (unfavorable) impact on net pension and postretirement benefit cost. A reasonably possible change of plus (minus) 25 basis points in the expected rate of return assumption, with other assumptions held constant, would have an estimated $13.1 million favorable (unfavorable) impact on net pension and postretirement benefit cost. The Company does not expect to have a minimum pension funding requirement under the Internal Revenue Code during 2007. The preceding hypothetical changes in the discount rate and expected rate of return assumptions would not impact the Company’s funding requirements.

Effective December 31, 2006, the Company adopted FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106 and 132R (“FAS 158”), except for the requirement to measure plan assets and benefit obligations as of the Company’s fiscal year end balance sheet, which is effective as of December 31, 2008. In connection with the adoption of FAS 158, net loss amounts, which reflect experience differentials primarily relating to differences between expected and actual returns on plan assets as well as the effects of changes in actuarial assumptions, are recorded as a component of Accumulated other comprehensive income. Expected returns are based on a calculated market-related value of assets. Under this methodology, asset gains/losses resulting from actual returns that differ from the Company’s expected returns are recognized in the market-related value of assets ratably over a five-year period. Also, net loss amounts in Accumulated other comprehensive income in excess of certain thresholds are amortized into net pension and other postretirement benefit cost over the average remaining service life of employees. Amortization of net losses for the Company’s U.S. plans at December 31, 2006 is expected to increase net pension and other postretirement benefit cost by approximately $96.4 million annually from 2007 through 2011.

Acquisitions
The Company accounts for acquired businesses using the purchase method of accounting in accordance with FAS 141, Business Combinations, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of net assets acquired is recorded as goodwill. If the Company determines the acquired company is a development stage company which has not commenced its planned principal operations, the acquisition will be accounted for as an acquisition of assets rather than a business combination and, therefore, goodwill would not be recorded. The fair value of intangible assets, including acquired research, is based on significant judgments made by management, and accordingly, for significant items, the Company typically obtains assistance from third party valuation specialists. Amounts are allocated to acquired research and expensed at the date of acquisition if technological feasibility has not been established and no alternative future use existed. For projects which can be used immediately in the research process that have alternative future uses, the Company capitalizes these intangible assets and amortizes them over an appropriate useful life. The valuations and useful life assumptions are based on information available near the acquisition date and are based on expectations and assumptions that are deemed reasonable by management. The judgments made in determining estimated fair values assigned to assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations.

For intangible assets, including acquired research, the Company typically uses the income approach, which estimates fair value based on each project’s projected cash flows. Future cash flows are predominately based on a net income forecast of each project, consistent with historical pricing, margins and expense levels of similar products. Revenues are estimated based on relevant market size and growth factors, expected industry trends, individual project life cycles, and the life of each research project’s underling patent, if any. Expected revenues are then adjusted for the probability of technical and marketing success and the resulting cash flows are discounted at a risk -adjusted discount rate.

Taxes on Income
The Company’s effective tax rate is based on pre-tax income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. An estimated effective tax rate for a year is applied to the Company’s quarterly operating results. In the event that there is a significant unusual or one-time item recognized, or expected to be recognized, in the Company’s quarterly operating results, the tax attributable to that item would be separately calculated and recorded at the same time as the unusual or one-time item. The Company considers the resolution of prior year tax matters to be such items. Significant judgment is required in determining the Company’s effective tax rate and in evaluating its tax positions. The Company establishes reserves when, despite its belief that the tax return positions are fully supportable, certain positions are likely to be challenged and that it may not succeed. (See Note 17 to the consolidated financial statements.) The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit.

Tax regulations require items to be included in the tax return at different times than the items are reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements is different than that reported in the tax return. Some of these differences are permanent, such as expenses that are not deductible on the tax return, and some are timing differences, such as depreciation expense. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the tax return in future years for which the Company has already recorded the tax benefit in the financial statements. The Company establishes valuation allowances for its deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which payment has been deferred or expense for which the Company has already taken a deduction on the tax return, but has not yet recognized as expense in the financial statements.

As previously disclosed, in October 2004, the AJCA was signed into law. The AJCA creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside of the United States as of December 31, 2002. In connection with the AJCA, the Company repatriated $15.9 billion during 2005 (see Note 17 to the consolidated financial statements). As a result of this repatriation, the Company recorded an income tax charge of $766.5 million in Taxes on Income in 2005 related to this repatriation. This charge was partially offset by a

$100 million benefit associated with a decision to implement certain tax planning strategies. The Company has not changed its intention to indefinitely reinvest accumulated earnings earned subsequent to December 31, 2002. At December 31, 2006, foreign earnings of $12.5 billion have been retained indefinitely by subsidiary companies for reinvestment. No provision will be made for income taxes that would be payable upon the distribution of such earnings and it is not practicable to determine the amount of the related unrecognized deferred income tax liability.

Recently Issued Accounting Standards

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which is effective January 1, 2007. FIN 48 clarifies the accounting for the uncertainty in tax positions by requiring companies to recognize in their financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit based on the technical merits of the position. Among other provisions, FIN 48 also requires expanded disclosures at the end of each annual period presented. The Company continues to evaluate the impact of FIN 48 on its financial position and results of operations. At this time, the effects of adoption have not yet been determined.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”), which will be effective January 1, 2008. This Statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. The effect of adoption of FAS 157 on the Company’s financial position and results of operations is not expected to be material.

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

The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors, including risk factors, described in the Company’s filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K. In Item 1. “Business” of this annual report on Form 10-K the Company discusses in more detail various important factors that could cause actual results to differ from expected or historic results. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information required by this Item is incorporated by reference to the discussion under “Financial Instruments Market Risk Disclosures” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8.	Financial Statements and Supplementary Data.

(a)	Financial Statements

The consolidated balance sheet of Merck & Co., Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, of retained earnings, of comprehensive income and of cash flows for each of the three years in the period ended December 31, 2006, the Notes to Consolidated Financial Statements, and the report dated February 27, 2007 of PricewaterhouseCoopers LLP, independent registered public accounting firm, are as follows:

Consolidated Statement of Income
Merck & Co., Inc. and Subsidiaries
Years Ended December 31
($ in millions except per share amounts)

	2006	2005	2004

Sales	$22,636.0	$22,011.9	$22,972.8

Costs, Expenses and Other
Materials and production	6,001.1	5,149.6	4,965.7
Marketing and administrative	8,165.4	7,155.5	7,238.7
Research and development	4,782.9	3,848.0	4,010.2
Restructuring costs	142.3	322.2	107.6
Equity income from affiliates	(2,294.4)	(1,717.1)	(1,008.2)
Other (income) expense, net	(382.7)	(110.2)	(344.0)

	16,414.6	14,648.0	14,970.0

Income Before Taxes	6,221.4	7,363.9	8,002.8
Taxes on Income	1,787.6	2,732.6	2,172.7

Net Income	$4,433.8	$4,631.3	$5,830.1

Basic Earnings per Common Share	$2.04	$2.11	$2.63

Earnings per Common Share Assuming Dilution	$2.03	$2.10	$2.62

Consolidated Statement of Retained Earnings
Merck & Co., Inc. and Subsidiaries
Years Ended December 31
($ in millions)

	2006	2005	2004

Balance, January 1	$37,980.0	$36,687.4	$34,186.4

Net Income	4,433.8	4,631.3	5,830.1
Common Stock Dividends Declared	(3,318.7)	(3,338.7)	(3,329.1)

Balance, December 31	$39,095.1	$37,980.0	$36,687.4

Consolidated Statement of Comprehensive Income
Merck & Co., Inc. and Subsidiaries
Years Ended December 31
($ in millions)

	2006	2005	2004

Net Income	$4,433.8	$4,631.3	$5,830.1

Other Comprehensive Income (Loss)
Net unrealized (loss) gain on derivatives, net of tax and net income realization	(50.9)	81.3	(31.7)
Net unrealized gain (loss) on investments, net of tax and net income realization	26.1	50.3	(100.9)
Minimum pension liability, net of tax	22.5	(7.0)	(4.9)
Cumulative translation adjustment relating to equity investees, net of tax	18.9	(26.4)	26.1

	16.6	98.2	(111.4)

Comprehensive Income	$4,450.4	$4,729.5	$5,718.7

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheet
Merck & Co., Inc. and Subsidiaries
December 31
($ in millions)

	2006	2005

Assets
Current Assets
Cash and cash equivalents	$5,914.7	$9,585.3
Short-term investments	2,798.3	6,052.3
Accounts receivable	3,314.8	2,927.3
Inventories (excludes inventories of $416.1 in 2006 and $753.8 in 2005 classified in Other assets — see Note 7)	1,769.4	1,658.1
Prepaid expenses and taxes	1,433.0	826.3

Total current assets	15,230.2	21,049.3

Investments	7,788.2	1,107.9

Property, Plant and Equipment (at cost)
Land	408.9	433.0
Buildings	9,745.9	9,479.6
Machinery, equipment and office furnishings	13,172.4	12,785.2
Construction in progress	882.3	1,015.5

	24,209.5	23,713.3
Less allowance for depreciation	11,015.4	9,315.1

	13,194.1	14,398.2

Goodwill	1,431.6	1,085.7

Other Intangibles, Net	943.9	518.7

Other Assets	5,981.8	6,686.0

	$44,569.8	$44,845.8

Liabilities and Stockholders’ Equity
Current Liabilities
Loans payable and current portion of long-term debt	$1,285.1	$2,972.0
Trade accounts payable	496.6	471.1
Accrued and other current liabilities	6,653.3	5,277.8
Income taxes payable	3,460.8	3,691.5
Dividends payable	826.9	830.0

Total current liabilities	12,722.7	13,242.4

Long-Term Debt	5,551.0	5,125.6

Deferred Income Taxes and Noncurrent Liabilities	6,330.3	6,092.9

Minority Interests	2,406.1	2,407.2

Stockholders’ Equity
Common stock, one cent par value
Authorized — 5,400,000,000 shares
Issued — 2,976,223,337 shares — 2006 and 2005	29.8	29.8
Other paid-in capital	7,166.5	6,900.0
Retained earnings	39,095.1	37,980.0
Accumulated other comprehensive income	(1,164.3)	52.3

	45,127.1	44,962.1
Less treasury stock, at cost 808,437,892 shares — 2006 794,299,347 shares — 2005	27,567.4	26,984.4

Total stockholders’ equity	17,559.7	17,977.7

	$44,569.8	$44,845.8

The accompanying notes are an integral part of this consolidated financial statement.

Consolidated Statement of Cash Flows
Merck & Co., Inc. and Subsidiaries
Years Ended December 31
($ in millions)

	2006	2005	2004

Cash Flows from Operating Activities
Net income	$4,433.8	$4,631.3	$5,830.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,268.4	1,708.1	1,450.7
Deferred income taxes	(530.2)	9.0	48.9
Equity income from affiliates	(2,294.4)	(1,717.1)	(1,008.2)
Dividends and distributions from equity affiliates	1,931.9	1,101.2	587.0
Share-based compensation	312.5	48.0	25.7
Acquired research	762.5	—	125.5
Other	18.1	647.5	234.6
Net changes in assets and liabilities:
Accounts receivable	(709.3)	345.9	173.1
Inventories	226.5	125.6	331.9
Trade accounts payable	16.4	63.6	(323.8)
Accrued and other current liabilities	461.6	238.2	1,382.3
Income taxes payable	(138.2)	663.2	465.5
Noncurrent liabilities	(125.6)	(412.2)	(473.7)
Other	131.2	156.2	(50.5)

Net Cash Provided by Operating Activities	6,765.2	7,608.5	8,799.1

Cash Flows from Investing Activities
Capital expenditures	(980.2)	(1,402.7)	(1,726.1)
Purchases of securities, subsidiaries and other investments	(20,044.3)	(125,308.4)	(82,269.2)
Proceeds from sales of securities, subsidiaries and other investments	16,143.8	128,981.4	82,363.8
Other	(3.0)	(3.1)	(6.6)

Net Cash (Used) Provided by Investing Activities	(4,883.7)	2,267.2	(1,638.1)

Cash Flows from Financing Activities
Net change in short-term borrowings	(1,522.8)	1,296.2	(252.4)
Proceeds from issuance of debt	755.1	1,000.0	405.1
Payments on debt	(506.2)	(1,014.9)	(37.3)
Redemption of preferred units of subsidiary	—	—	(1,500.0)
Purchases of treasury stock	(1,002.3)	(1,015.3)	(974.6)
Dividends paid to stockholders	(3,322.6)	(3,349.8)	(3,310.7)
Proceeds from exercise of stock options	369.9	136.5	240.3
Other	(375.3)	(93.1)	(161.8)

Net Cash Used by Financing Activities	(5,604.2)	(3,040.4)	(5,591.4)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	52.1	(128.8)	108.2

Net (Decrease) Increase in Cash and Cash Equivalents	(3,670.6)	6,706.5	1,677.8
Cash and Cash Equivalents at Beginning of Year	9,585.3	2,878.8	1,201.0

Cash and Cash Equivalents at End of Year	$5,914.7	$9,585.3	$2,878.8

The accompanying notes are an integral part of this consolidated financial statement.

Notes to Consolidated Financial Statements
Merck & Co., Inc. and Subsidiaries
($ in millions except per share amounts)

1.	Nature of Operations

Merck is a global research-driven pharmaceutical company that discovers, develops, manufactures and markets a broad range of innovative products to improve human and animal health. The Company’s operations are principally managed on a products basis and are comprised of two reportable segments: the Pharmaceutical segment and the Vaccines segment. The Pharmaceutical segment includes human health pharmaceutical products marketed either directly or through joint ventures. These products consist of therapeutic and preventive agents, sold by prescription, for the treatment of human disorders. Merck sells these human health pharmaceutical products primarily to drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations and other institutions. The Vaccines segment includes human health vaccine products marketed either directly or through a joint venture. These products consist of preventative pediatric, adolescent and adult vaccines, primarily administered at physician offices. Merck sells these human health vaccines primarily to physicians, wholesalers, physician distributors and government entities. The Company’s professional representatives communicate the effectiveness, safety and value of our pharmaceutical and vaccine products to health care professionals in private practice, group practices and managed care organizations.

2.	Summary of Accounting Policies

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights or, in the case of variable interest entities, by majority exposure to expected losses, residual returns or both. For those consolidated subsidiaries where Merck ownership is less than 100%, the outside stockholders’ interests are shown as Minority interests. Investments in affiliates over which the Company has significant influence but not a controlling interest, such as interests in entities owned equally by the Company and a third party that are under shared control, are carried on the equity basis.

Foreign Currency Translation — The U.S. dollar is the functional currency for the Company’s foreign subsidiaries.

Cash and Cash Equivalents — Cash equivalents are comprised of certain highly liquid investments with original maturities of less than three months.

Inventories — Substantially all domestic inventories are valued at the lower of last-in, first-out (“LIFO”) cost or market for both book and tax purposes. Foreign inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Inventories consist of currently marketed products and certain products awaiting regulatory approval. In evaluating the recoverability of inventories produced in preparation for product launches, the Company considers the probability that revenue will be obtained from the future sale of the related inventory together with the status of the product within the regulatory approval process.

Investments — Investments classified as available-for-sale are reported at fair value, with unrealized gains or losses, to the extent not hedged, reported net of tax in Accumulated other comprehensive income. Investments in debt securities classified as held-to-maturity, consistent with management’s intent, are reported at cost. Impairment losses are charged to Other (income) expense, net, for other-than-temporary declines in fair value. The Company considers available evidence in evaluating potential impairment of its investments, including the duration and extent to which fair value is less than cost and the Company’s ability and intent to hold the investment.

Revenue Recognition — Revenues from sales of products are recognized when title and risk of loss passes to the customer. Revenues for domestic pharmaceutical sales are recognized at the time of shipment, while for many foreign subsidiaries, as well as for vaccine sales, revenues are recognized at the time of delivery. Recognition of revenue also requires reasonable assurance of collection of sales proceeds and completion of all performance obligations. Domestically, sales discounts are issued to customers as direct discounts at the point-of-sale or indirectly through an intermediary wholesale purchaser, known as chargebacks, or indirectly in the form of rebates. Additionally, sales are generally made with a limited right of return under certain conditions. Revenues are recorded net of provisions for sales discounts and returns, which are established at the time of sale. Accruals for chargebacks are reflected as a direct reduction to accounts receivable and accruals for rebates are recorded as accrued expenses. The accrued balances relative to these provisions included in Accounts receivable and Accrued and other current liabilities were $60.4 million and $696.7 million, respectively, at December 31, 2006 and $164.3 million and $1.0 billion, respectively, at December 31, 2005.

Effective January 1, 2006, the Company began recognizing revenue from the sale of vaccines to the Federal government for placement into stockpiles related to the Pediatric Vaccine Stockpile in accordance with Securities and Exchange Commission (“SEC”) Interpretation, Commission Guidance Regarding Accounting for Sales of Vaccines and BioTerror Countermeasures to the Federal Government for Placement into the Pediatric Vaccine Stockpile or the Strategic National Stockpile. The Company retrospectively applied the impacts of adopting the Interpretation by reducing Accrued and other current liabilities by $103.4 million and increasing Income taxes payable by $42.3 million and Retained earnings by $61.1 million, respectively, as of December 31, 2005. There was no impact to the Company’s results of operations for 2006 or 2005. The impacts of adoption on 2004 results of operations were increases to the following: Sales of $34.2 million, Materials and production costs of $5.9 million, Taxes on income of $11.6 million, Net Income of $16.7 million and Earnings per common share assuming dilution of $0.01.

Depreciation — Depreciation is provided over the estimated useful lives of the assets, principally using the straight-line method. For tax purposes, accelerated methods are used. The estimated useful lives primarily range from 10 to 50 years for Buildings, and from 3 to 15 years for Machinery, equipment and office furnishings.

Acquisitions — The Company accounts for acquired businesses using the purchase method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 141, Business Combinations, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of net assets acquired is recorded as goodwill. If the Company determines the acquired company is a development stage company which has not commenced its planned principal operations, the acquisition will be accounted for as an acquisition of assets rather than a business combination and, therefore, goodwill would not be recorded. In accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, the Company allocates amounts to acquired research which are expensed at the at the date of acquisition if technological feasibility has not been established and no alternative future use existed. For projects which can be used immediately in the research process that have alternative future uses, the Company capitalizes these intangible assets and amortizes them over an appropriate useful life. The operating results of the acquired business are reflected in the Company’s consolidated financial statements and results of operations as of the date of acquisition.

Goodwill and Other Intangibles — Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses purchased. Goodwill is assigned to reporting units within the Company’s segments and evaluated for impairment on at least an annual basis, using a fair value based test. Other acquired intangibles are recorded at cost and are amortized on a straight-line basis over their estimated useful lives ranging from 3 to 20 years (see Note 8). When events or circumstances warrant a review, the Company will assess recoverability from future operations of other intangibles using undiscounted cash flows derived from the lowest appropriate asset groupings, generally the subsidiary level. Impairments are recognized in operating results to the extent that carrying value exceeds fair value, which is determined based on the net present value of estimated future cash flows.

Research and Development — Research and development is expensed as incurred. Upfront and milestone payments made to third parties in connection with research and development collaborations prior to regulatory approval are expensed as incurred. Payments made to third parties subsequent to regulatory approval are capitalized and amortized over the shorter of the remaining license or product patent life.

Share-Based Compensation — Effective January 1, 2006, the Company adopted FASB Statement No. 123R, Share-Based Payment (“FAS 123R”) (see Note 14). FAS 123R requires all share-based payments to employees to be expensed over the requisite service period based on the grant-date fair value of the awards and requires that the unvested portion of all outstanding awards upon adoption be recognized using the same fair value and attribution methodologies previously determined under FASB Statement No. 123, Accounting for Stock-Based Compensation. The Company continues to use the Black-Scholes valuation method and applied the requirements of FAS 123R using the modified prospective method. Prior to adoption of FAS 123R, employee share-based compensation was recognized using the intrinsic value method, which measures share-based compensation expense as the amount at which the market price of the stock at the date of grant exceeds the exercise price. Accordingly, no compensation expense was recognized for the Company’s share-based compensation plans other than for its performance-based awards, restricted stock units and options granted to employees of certain equity method investees.

Legal Defense Costs — Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable.

Use of Estimates — The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and, accordingly, include certain amounts that are based on management’s best estimates and judgments. Estimates are used in determining such items as provisions for sales discounts and returns, depreciable and amortizable lives, recoverability of inventories produced in preparation for product launches, amounts recorded for contingencies, environmental liabilities and other reserves, pension and other postretirement benefit plan assumptions, share-based compensation, acquisitions and taxes on income. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

Reclassifications — Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

Recently Issued Accounting Standards — The FASB recently issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”) and Statement No. 157, Fair Value Measurements (“FAS 157”).

FIN 48, which is effective January 1, 2007, clarifies the accounting for the uncertainty in tax positions by requiring companies to recognize in their financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit based on the technical merits of the position. Among other provisions, FIN 48 also requires expanded disclosures at the end of each annual period presented. The Company continues to evaluate the impact of FIN 48 on its financial position and results of operations. At this time, the effects of adoption have not yet been determined.

FAS 157, which will be effective January 1, 2008, clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. The effect of adoption of FAS 157 on the Company’s financial position and results of operations is not expected to be material.

3.	Voluntary Product Withdrawal

On September 30, 2004, the Company announced a voluntary worldwide withdrawal of Vioxx, its arthritis and acute pain medication. The Company’s decision, which was effective immediately, was based on new three-year data from a prospective, randomized, placebo-controlled clinical trial, APPROVe (Adenomatous Polyp Prevention on Vioxx).

In connection with the withdrawal, in 2004 the Company recorded an unfavorable adjustment to net income of $552.6 million, or $0.25 per share. The adjustment to pre-tax income was $726.2 million. Of this amount, $491.6 million related to estimated customer returns of product previously sold and was recorded as a reduction of Sales, $93.2 million related to write-offs of inventory held by the Company and was recorded in Materials and production expense, and $141.4 million related to estimated costs to undertake the withdrawal of the product and was recorded in Marketing and administrative expense. The tax benefit of this adjustment was $173.6 million, which reflects the geographical mix of Vioxx returns and the cost of the withdrawal. The adjustment did not include charges for future legal defense costs (see Note 11). The Vioxx withdrawal process was completed during 2005 and the costs associated with the withdrawal were in line with the original amounts recorded by the Company in 2004.

4.	Restructuring

Global Restructuring Program
In November 2005, the Company announced the initial phase of a global restructuring program designed to reduce the Company’s cost structure, increase efficiency and enhance competitiveness. The initial steps include the implementation of a new supply strategy by the Merck Manufacturing Division, which is intended to create a leaner, more cost-effective and customer-focused manufacturing model over a three-year period. As part of this program, Merck announced plans to sell or close five manufacturing sites and two preclinical sites by the end of 2008, and eliminate approximately 7,000 positions company-wide. The Company has also sold or closed certain other facilities and sold related assets in connection with the restructuring program. The pre-tax costs of this restructuring program were $935.5 million in 2006, $401.2 million in 2005 and are expected to be $300 million to $500 million in 2007. Through the end of 2008, when the initial phase of the restructuring program is expected to be substantially complete, the cumulative pre-tax costs of the program are expected to range from $1.9 billion to $2.2 billion. Approximately 70% of the cumulative pre-tax costs are non-cash, relating primarily to accelerated depreciation for those facilities scheduled for closure. Since the inception of the global restructuring program through December 31, 2006, the Company has recorded total pre-tax accumulated costs of $1.3 billion and eliminated approximately 4,800 positions, comprised of employee separations and the elimination of contractors and vacant positions.

The following table summarizes the charges related to the global restructuring program by type of cost:

	Separation	Accelerated
Year Ended December 31, 2006	Costs	Depreciation	Other	Total

Materials and production	$-	$707.3	$29.1	$736.4
Research and development	-	56.5	0.3	56.8
Restructuring costs	113.7	-	28.6	142.3

	$113.7	$763.8	$58.0	$935.5

Year Ended December 31, 2005

Materials and production	$-	$65.9	$111.2	$177.1
Research and development	-	18.7	-	18.7
Restructuring costs	182.4	-	23.0	205.4

	$182.4	$84.6	$134.2	$401.2

Separation costs are associated with actual headcount reductions, as well as those headcount reductions which were probable and could be reasonably estimated. Approximately 3,700 positions were eliminated in 2006 and approximately 1,100 were eliminated in 2005 (which are comprised of actual headcount reductions, and the elimination of contractors and vacant positions).

Accelerated depreciation costs primarily relate to the five Merck-owned manufacturing facilities (Ponders End, United Kingdom; Okazaki, Japan; Kirkland, Canada; Albany, Georgia, and Danville, Pennsylvania) and the two preclinical sites (in Okazaki and Menuma, Japan) to be sold or closed by the end of 2008. These actions are in an effort to reduce costs and consolidate the Company’s manufacturing and research facilities. Through the end of 2006, three of the manufacturing facilities had been closed, sold or had ceased operations and the two preclinical sites were closed. All of the sites have and will continue to operate up through the respective closure dates, and since future cash flows are sufficient to recover the respective book values, Merck was required to accelerate depreciation of the site assets rather than writing them off immediately. The site assets include manufacturing and research facilities and equipment.

Other activity in 2006 and 2005 includes approximately $25.0 million and $111.2 million, respectively, associated with the impairment of certain fixed assets that will no longer be used in the business as a result of these restructuring actions and must therefore, be written off. Additionally, other activity in 2006 and 2005 includes $34.2 million and $23.0 million, respectively, related to curtailment, settlement and termination charges on the

Company’s pension and other postretirement benefit plans (see Note 15). In 2006, other activity also includes pre-tax gains of $40.7 million resulting from the sales of facilities in connection with the global restructuring program.

Other Restructuring Programs
As part of a cost-reduction initiative announced in October 2003 and completed at the end of 2004, the Company eliminated 5,100 positions. The Company completed a similar program in 2005 with 900 positions being eliminated through December 31, 2005. As a result of these restructuring actions, the Company recorded restructuring costs of $116.8 million for 2005 and $107.6 million for 2004. Of these amounts, in 2005 and 2004, respectively, $91.5 million and $84.4 million related to employee severance benefits, $25.3 million and $21.5 million related to curtailment, settlement and termination charges on the Company’s pension and other postretirement benefit plans (see Note 15) and $1.7 million related to a modification in the terms of certain employees’ stock option grants in 2004 only.

The following table summarizes the charges and spending relating to the global restructuring program and other programs:

	Separation	Accelerated
	Costs(1)	Depreciation	Other		Total

Restructuring reserves as of January 1, 2005	$45.7	$-	$-		$45.7
Expense	273.9	84.6	159.5		518.0
(Payments) receipts, net	(79.3)	-	(32.0)		(111.3)
Non-cash activity	-	(84.6)	(127.5)		(212.1)

Restructuring reserves as of December 31, 2005	$240.3	$-	$-		$240.3

Expense	$113.7	$763.8	$58.0		$935.5
(Payments) receipts, net	(176.3)	-	(9.4	)(2)	(185.7)
Non-cash activity	-	(763.8)	(48.6)		(812.4)

Restructuring reserves as of December 31, 2006	$177.7	$-	$-		$177.7

(1)	Includes separation costs associated with the global restructuring program as well as amounts from other restructuring programs. The other restructuring programs were substantially complete as of the end of the first quarter of 2006.

(2) Includes proceeds from the sales of facilities in connection with the global restructuring program.

The Company also closed its basic research center in Terlings Park, United Kingdom in 2006. In anticipation of the closing, the Company incurred additional accelerated depreciation costs of $103.1 million recorded to Research and development expense during 2005 not reflected in the above table, which reduced the assets of this research center down to their net realizable values. Subsequent to December 31, 2005, no further research and development was performed at this site.

The Company records restructuring activities in accordance with FASB Statement No. 112, Employers’ Accounting for Postemployment Benefits — an amendment of FASB Statement No. 5 and 43 and FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans for Termination Benefits, and FASB Statement No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets and FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. For segment reporting, restructuring charges are recorded in unallocated expense.

5.	Research Collaborations, Acquisitions and License Agreements

Merck continues its strategy of establishing strong external alliances to complement its substantial internal research capabilities, including research collaborations, acquisitions, licensing pre-clinical and clinical compounds and technology transfers to drive both near- and long-term growth. During 2006, Merck signed 53 such agreements.

On December 29, 2006, Merck completed the acquisition of Sirna Therapeutics, Inc. (“Sirna”) for $13 per share in cash, for a total value of approximately $1.1 billion, which included the purchase of all outstanding Sirna shares, warrants and stock options. The aggregate purchase price of $1.1 billion was paid on January 3, 2007, and accordingly, is reflected as a liability within Accrued and other current liabilities in the Company’s consolidated balance sheet at December 31, 2006. Sirna was a publicly-held biotechnology company that is a leader in developing a new class of medicines based on RNA interference (“RNAi”) technology, which could significantly alter the treatment of disease. RNAi-based therapeutics selectively catalyze the destruction of the RNA transcribed from an individual gene. The acquisition of Sirna is expected to increase Merck’s ability to use RNAi technology to turn off a targeted gene in a human cell, potentially rendering inoperative a gene responsible for triggering a specific disease. The transaction was accounted for under the purchase method of accounting, in which the assets acquired and the liabilities assumed from Sirna at the date of acquisition were recorded at their respective fair values as of the acquisition date in the Company’s consolidated financial statements. The determination of fair values requires management to make significant estimates and assumptions. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill of $345.9 million. The goodwill was fully allocated to the Pharmaceutical segment and is not deductible for tax purposes. Also, the Company recorded a charge of $466.2 million for acquired research associated with Sirna’s compounds currently under development, for which, at the acquisition date, technological feasibility had not been established and no alternative future use existed. The acquired research charge related to the development of treatments for both the hepatitis B and hepatitis C viruses, which are in preclinical development, as well as licensing agreements held by Sirna. The charge, which is not deductible for tax purposes, was recorded in Research and development expense and was determined based upon the present value of expected future cash flows of new product candidates resulting from this technology adjusted for the probability of its technical and marketing success utilizing an income approach reflecting appropriate risk-adjusted discount rates of 27.0% to 30.0%. The ongoing activity with respect to each of these compounds under development is not expected to be material to the Company’s research and development expenses. The allocation of the purchase price also resulted in the recognition of an intangible asset of $357.8 million and a related deferred tax liability of $146.3 million, as well as other assets and liabilities – net of $112.6 million. The intangible asset relates to Sirna’s developed technology that can be used immediately in the research and development process and has alternative future uses. This intangible asset will be amortized to Research and development expense on a straight line basis over a seven year useful life. Pro forma financial information is not required because Sirna’s historical financial results are not significant when compared with the Company’s financial results. The transaction closed on December 29, 2006, and accordingly, Sirna’s operating results were not reflected in the Company’s results of operations for 2006.

Also, in December 2006, Merck and Idera Pharmaceuticals (“Idera”) announced that they had formed a broad collaboration to research, develop and commercialize Idera’s Toll-like Receptor (“TLR”) agonists. Under the terms of the agreement, Merck will receive worldwide exclusive rights to a number of Idera’s agonist compounds targeting TLR 7, 8 and 9 for use in combination with Merck’s therapeutic and prophylactic vaccines under development for oncology, infectious diseases and Alzheimer’s disease. Merck and Idera will engage in a two-year research and development collaboration to generate novel agonists targeting TLR 7 and TLR 8 and incorporating both Merck and Idera chemistry for use in the licensed fields. Merck paid an upfront license fee of $20 million to Idera, which was recorded as Research and development expense, and purchased $10 million of its common stock at $5.50 per share. In addition, Merck will fund the research and development collaboration. Idera is eligible to receive milestone payments of up to $165 million if vaccines are successfully developed in each of the three fields. Additional milestones of up to $260 million would be payable for follow-on indications in the oncology field and the successful development of additional vaccines containing Idera’s TLR agonists. There is no limit to the number of vaccines to which Merck can apply Idera’s agonists within the licensed fields. In addition, Idera will receive royalties on products commercialized under the collaboration.

In November 2006, the Company expanded the scope of its existing strategic collaboration with FoxHollow Technologies, Inc. (“FoxHollow”) for atherosclerotic plaque analysis. Additionally, Merck acquired a stake in FoxHollow with the purchase of $95 million of newly-issued shares of FoxHollow common stock for $29.629 per share, representing approximately an 11% stake. These shares are recorded as an equity method investment in the Consolidated Balance Sheet at December 31, 2006. The existing strategic collaboration, entered into in 2005, provided for FoxHollow to receive an upfront payment with the opportunity for additional payments if the collaboration continued. Under the terms of the expanded collaboration agreement, Merck will pay $40 million to FoxHollow over four years in exchange for FoxHollow’s agreement to collaborate exclusively with Merck in specified disease areas. Merck will also provide a minimum of $60 million in funding to FoxHollow over the first three years of the four year collaboration program term, for research activities to be conducted by FoxHollow under Merck’s direction. FoxHollow will receive milestone payments on successful development of drug products or diagnostic tests utilizing results from the collaboration, as well as royalties.

In October 2006, Merck and Ambrilia Biopharma Inc. (“Ambrilia”), a biopharmaceutical company developing innovative therapeutics in the fields of cancer and infectious diseases, announced they entered into an exclusive licensing agreement granting Merck the worldwide rights to Ambrilia’s HIV/AIDS protease inhibitor program. Under the terms of the agreement, Ambrilia granted Merck the exclusive worldwide rights to its lead compound, PPL-100, which has completed a Phase I single-dose pharmacokinetic study and is currently in a Phase I repeat dose pharmacokinetic study. In return, Ambrilia received an upfront licensing fee of $17 million on signing, which the Company recorded as Research and development expense in 2006, and is eligible for cash payments totaling up to $215 million upon successful completion of development, clinical, regulatory and sales milestones. Ambrilia will receive royalties on all future product sales.

In June 2006, the Company acquired all of the outstanding equity of GlycoFi, Inc. (“GlycoFi”) for approximately $373 million in cash ($400 million purchase price net of $25 million in shares already owned and net transaction costs). GlycoFi was a privately-held biotechnology company that is a leader in the field of yeast glycoengineering, which is the addition of specific carbohydrate modifications to the proteins in yeast, and optimization of biologic drug molecules. GlycoFi’s technology platform is used in the development of glycoprotein, as well as the optimization of a glycoprotein target. In connection with the acquisition, the Company recorded a charge of $296.3 million for acquired research associated with GlycoFi’s technology platform to be used in the research and development process, for which, at the acquisition date, technological feasibility had not been established and no alternative future use existed. This charge is not deductible for tax purposes. The Company expects this technology to be fully developed over the next one to two years. The charge was recorded in Research and development expense and was determined based upon the present value of expected future cash flows of new product candidates resulting from this technology adjusted for the probability of its technical and marketing success utilizing an income approach reflecting the appropriate risk-adjusted discount rate. The Company also recorded a $99.4 million intangible asset ($57.6 million net of deferred taxes) related to GlycoFi’s developed technology that can be used immediately in the research and development process and has alternative future uses. This intangible asset will be amortized to Research and development expense on a straight-line basis over a five year useful life. The remaining net assets acquired in this transaction were not material. Because GlycoFi was a development stage company that had not commenced its planned principal operations, the transaction was accounted for as an acquisition of assets rather than as a business combination and, therefore, goodwill was not recorded. GlycoFi’s results of operations have been included with the Company’s consolidated financial results since the acquisition date.

In May 2006, the Company acquired all of the equity of Abmaxis, Inc. (“Abmaxis”) for approximately $80 million in cash. Abmaxis was a privately-held biopharmaceutical company dedicated to the discovery and optimization of monoclonal antibody (“MAb”) products for human therapeutics and diagnostics. Abmaxis developed and validated a breakthrough antibody engineering technology platform, Abmaxis in-silico Immunization, which has alternative future uses to the Company with no significant technological or engineering risks at the date of acquisition. In connection with the acquisition, the Company allocated substantially all of the purchase price to Abmaxis’ technology platform and recorded an intangible asset of $135.3 million ($78.5 million net of deferred taxes). This intangible asset will be amortized to Research and development expense on a straight-line basis over a five year useful life. The remaining net assets acquired in this transaction were not material. Because Abmaxis was a development stage company that had not commenced its planned principal operations, the transaction was accounted for as an acquisition of assets rather than as a business combination and, therefore, goodwill was not recorded. Abmaxis’ results of operations have been included with the Company’s consolidated financial results since the acquisition date.

In March 2006, Neuromed Pharmaceuticals Ltd. (“Neuromed”) and Merck signed a research collaboration and license agreement to research, develop and commercialize novel compounds for the treatment of pain and other neurological disorders, including Neuromed’s lead compound, NMED-160 (MK-6721), which is currently in Phase II development for the treatment of pain. Under the terms of the agreement, Neuromed received an upfront payment of $25 million which the Company recorded as Research and development expense in 2006. The successful development and launch of NMED-160 for an initial single indication on a worldwide basis would trigger milestone payments totaling $202 million. Milestones could increase to approximately $450 million if a further indication for NMED-160 is developed and approved and an additional compound is developed and approved for two indications. Neuromed would also receive royalties on worldwide sales of NMED-160 and any additional compounds developed under this agreement.

In 2005, Agensys, Inc. (“Agensys”), a cancer biotechnology company, and Merck announced the formation of a global alliance to jointly develop and commercialize AGS-PSCA, Agensys’ fully human MAb to Prostate Stem Cell Antigen. Also in 2005, Merck entered into an agreement with Geron Corporation to develop a cancer vaccine against telomerase, an enzyme, active in most cancer cells that maintains telomere length at the ends of chromosomes, which allows the cancer to grow and metastasize over long periods of time.

In 2004, the Company acquired Aton Pharma, Inc. (“Aton”), a privately-held biotechnology company focusing on the development of novel treatments for cancer and other serious diseases. Aton’s clinical pipeline of histone deacetylase inhibitors represents a class of anti-tumor agents with potential for efficacy based on a novel mechanism of action. Aton’s lead product candidate at the time of acquisition, suberoylanilide hydroxamic acid, known as vorinostat, for the treatment of cutaneous T-cell lymphoma was approved by the Food and Drug Administration in October 2006 and is marketed as Zolinza in the United States. Consideration for the acquisition consisted of an upfront payment, as well as contingent payments based upon the regulatory filing, approval and sale of products. In connection with the transaction, the Company recorded a charge of $125.5 million, included in Research and development expense, for acquired research associated with products in development for which, at the acquisition date, technological feasibility had not been established and no alternative future use existed. The remaining net assets acquired in this transaction were not material. Because Aton was a development stage company that had not commenced its planned principal operations, the transaction was accounted for as an acquisition of assets rather than as a business combination and, therefore, goodwill was not recorded. Aton’s results of operations have been included with the Company’s since the acquisition date.

6.	Financial Instruments

Foreign Currency Risk Management
While the U.S. dollar is the functional currency of the Company’s foreign subsidiaries, a significant portion of the Company’s revenues are denominated in foreign currencies. Merck relies on sustained cash flows generated from foreign sources to support its long-term commitment to U.S. dollar-based research and development. To the extent the dollar value of cash flows is diminished as a result of a strengthening dollar, the Company’s ability to fund research and other dollar-based strategic initiatives at a consistent level may be impaired. The Company has established revenue hedging and balance sheet risk management programs to protect against volatility of future foreign currency cash flows and changes in fair value caused by volatility in foreign exchange rates.

The objective of the revenue hedging program is to reduce the potential for longer-term unfavorable changes in foreign exchange to decrease the U.S. dollar value of future cash flows derived from foreign currency denominated sales, primarily the euro and Japanese yen. To achieve this objective, the Company will partially hedge anticipated third-party sales that are expected to occur over its planning cycle, typically no more than three years into the future. The Company will layer in hedges over time, increasing the portion of sales hedged as it gets closer to the expected date of the transaction, such that it is probable that the hedged transaction will occur. The portion of sales hedged is based on assessments of cost-benefit profiles that consider natural offsetting exposures, revenue and exchange rate volatilities and correlations, and the cost of hedging instruments. The hedged anticipated sales are a specified component of a portfolio of similarly denominated foreign currency-based sales transactions, each of which responds to the hedged risk in the same manner. Merck manages its anticipated transaction exposure principally with purchased local currency put options, which provide the Company with a right, but not an obligation, to sell foreign currencies in the future at a predetermined price. If the U.S. dollar strengthens relative to the currency of the hedged anticipated sales, total changes in the options’ cash flows fully offset the decline in the expected future U.S. dollar cash flows of the hedged foreign currency sales. Conversely, if the U.S. dollar weakens, the options’ value reduces to zero, but the Company benefits from the increase in the value of the anticipated foreign currency cash flows.

The designated hedge relationship is based on total changes in the options’ cash flows. Accordingly, the entire fair value change in the options is deferred in Accumulated other comprehensive income (“AOCI”) and reclassified into Sales when the hedged anticipated revenue is recognized. The hedge relationship is perfectly effective and therefore no hedge ineffectiveness is recorded. The fair values of currency options are reported in Accounts receivable or Other assets. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.

The primary objective of the balance sheet risk management program is to protect the U.S. dollar value of foreign currency denominated net monetary assets from the effects of volatility in foreign exchange that might occur prior to their conversion to U.S. dollars. Merck principally utilizes forward exchange contracts, which enable the Company to buy and sell foreign currencies in the future at fixed exchange rates and economically offset the consequences of changes in foreign exchange on the amount of U.S. dollar cash flows derived from the net assets. Merck routinely enters into contracts to fully offset the effects of exchange on exposures denominated in developed country currencies, primarily the euro and Japanese yen. For exposures in developing country currencies, the Company will enter into forward contracts on a more limited basis, and only when it is deemed economical to do so based on a cost-benefit analysis that considers the magnitude of the exposure, the volatility of the exchange rate and the cost of the hedging instrument. The Company will also minimize the effect of exchange on monetary assets and liabilities by managing operating activities and net asset positions at the local level.

Foreign currency denominated monetary assets and liabilities are remeasured at spot rates in effect on the balance sheet date with the effects of changes in spot rates reported in Other (income) expense, net. The forward contracts are not designated as hedges and are marked to market through Other (income) expense, net. Accordingly, fair value changes in the forward contracts help mitigate the changes in the value of the remeasured assets and liabilities attributable to changes in foreign currency exchange rates, except to the extent of the spot-forward differences. These differences are not significant due to the short-term nature of the contracts, which typically have average maturities at inception of less than one year.

The Company uses forward contracts to hedge the changes in fair value of certain foreign currency denominated available-for-sale securities attributable to fluctuations in foreign currency exchange rates. Changes in the fair value of the hedged securities due to fluctuations in spot rates are offset in Other (income) expense, net, by the fair value changes in the forward contracts attributable to spot rate fluctuations. Hedge ineffectiveness was not material during 2006, 2005 and 2004. Changes in the contracts’ fair value due to spot-forward differences are excluded from the designated hedge relationship and recognized in Other (income) expense, net. These amounts were not significant for the years ended December 31, 2006, 2005 and 2004.

The fair values of forward exchange contracts are reported in the following four balance sheet line items: Accounts receivable (current portion of gain position), Other assets (non-current portion of gain position), Accrued and other current liabilities (current portion of loss position), or Deferred income taxes and noncurrent liabilities (non-current portion of loss position). The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.

Interest Rate Risk Management
The Company may use interest rate swap contracts on certain investing and borrowing transactions to manage its net exposure to interest rate changes and to reduce its overall cost of borrowing. The Company does not use leveraged swaps and, in general, does not leverage any of its investment activities that would put principal capital at risk.

At December 31, 2006, the Company was a party to seven pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes in which the notional amounts match the amount of the hedged fixed-rate notes. There is one swap maturing in 2007 with a notional amount of $350 million; two swaps maturing in 2011 with notional amounts of $125 million each; one swap maturing in 2013 with a notional amount of $500 million and three swaps maturing in 2015 with notional amounts of $250 million each. The swaps effectively convert the fixed-rate obligations to floating-rate instruments. The fair value changes in the notes are fully offset in interest expense by the fair value changes in the swap contracts. The fair values of these contracts are reported in Accounts receivable, Other assets, Accrued and other current liabilities, or Deferred income taxes and noncurrent liabilities. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.

Fair Value of Financial Instruments
Summarized below are the carrying values and fair values of the Company’s financial instruments at December 31, 2006 and 2005. Fair values were estimated based on market prices, where available, or dealer quotes.

	2006		2005
	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets

Cash and cash equivalents	$5,914.7	$5,914.7	$9,585.3	$9,585.3
Short-term investments	2,798.3	2,798.3	6,052.3	6,052.3
Long-term investments	7,788.2	7,788.2	1,107.9	1,107.9
Purchased currency options	43.9	43.9	145.4	145.4
Forward exchange contracts	11.1	11.1	13.7	13.7
Interest rate swaps	26.3	26.3	13.5	13.5

Liabilities

Loans payable and current portion of long-term debt	$1,285.1	$1,284.3	$2,972.0	$2,974.4
Long-term debt	5,551.0	5,612.7	5,125.6	5,171.4
Forward exchange contracts	25.5	25.5	26.0	26.0

In connection with the American Jobs Creation Act of 2004 (“AJCA”) the Company repatriated $15.9 billion during 2005 (see Note 17). As of December 31, 2005, $5.2 billion of the AJCA repatriation was invested in fully collateralized overnight repurchase agreements and was included in Short-term investments in the Consolidated Balance Sheet. In early 2006, the Company reinvested these repurchase agreement balances into other short- and long-term investments.

A summary of the December 31 carrying values and fair values of the Company’s investments and gross unrealized gains and losses on the Company’s available-for-sale-investments recorded, net of tax, in AOCI is as follows:

	2006
	Carrying	Fair	Gross Unrealized
	Value	Value	Gains	Losses

Corporate notes and bonds	$5,189.5	$5,189.5	$7.2	$(5.0)
U.S. Government and agency securities	2,028.2	2,028.2	2.3	(3.7)
Commercial paper	1,110.2	1,110.2	-	-
Municipal securities	708.5	708.5	4.3	(1.3)
Mortgaged-backed securities	615.4	615.4	1.8	(0.7)
Asset-backed securities	456.5	456.5	0.8	(0.4)
Foreign government bonds	191.2	191.2	-	(0.7)
Repurchase agreements	81.5	81.5	-	-
Other debt securities	47.1	47.1	8.8	-
Equity securities	158.4	158.4	85.5	(0.7)

Total Available-for-sale	$10,586.5	$10,586.5	$110.7	$(12.5)

Substantially all of the Company’s unrealized losses at December 31, 2006 were in continuous loss positions for less than 12 months.

	2005
	Carrying	Fair	Gross Unrealized
	Value	Value	Gains	Losses

Repurchase agreements	$5,214.2	$5,214.2	$-	$-
Corporate notes and bonds	755.7	755.7	0.1	-
Commercial paper	654.7	654.7	-	-
Municipal securities	288.3	288.3	0.5	(1.3)
U.S. Government and agency securities	51.9	51.9	-	(0.1)
Other debt securities	45.0	45.0	10.1	(0.3)
Equity securities	150.4	150.4	60.0	(4.9)

Total Available-for-sale	$7,160.2	$7,160.2	$70.7	$(6.6)

Available-for-sale debt securities maturing within one year totaled $2.8 billion at December 31, 2006. Of the remaining debt securities, $6.3 billion mature within five years.

Concentrations of Credit Risk
As part of its ongoing control procedures, the Company monitors concentrations of credit risk associated with corporate issuers of securities and financial institutions with which it conducts business. Credit risk is minimal as credit exposure limits are established to avoid a concentration with any single issuer or institution. Four U.S. customers represented, in aggregate, approximately one-fifth of the Company’s accounts receivable at December 31, 2006. The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. Bad debts have been minimal. The Company does not normally require collateral or other security to support credit sales.

7.	Inventories

Inventories at December 31 consisted of:

	2006	2005

Finished goods	$403.8	$400.0
Raw materials and work in process	1,688.9	1,929.8
Supplies	92.8	82.1

Total (approximates current cost)	2,185.5	2,411.9
Reduction to LIFO costs	-	-

	$2,185.5	$2,411.9

Recognized as:
Inventories	$1,769.4	$1,658.1
Other assets	$416.1	$753.8

Inventories valued under the LIFO method comprised approximately 62% of inventories at both December 31, 2006 and 2005. Amounts recognized as Other assets are comprised entirely of raw materials and work in process inventories, which include inventories for products not expected to be sold within one year, principally vaccines, and, as of December 31, 2005, inventories produced in preparation for product launches.

8.	Other Intangibles

Other intangibles at December 31 consisted of:

	2006	2005

Patents and product rights	$1,656.3	$1,656.3
Other	775.9	180.4

Total acquired cost	$2,432.2	$1,836.7

Patents and product rights	$1,321.5	$1,191.8
Other	166.8	126.2

Total accumulated amortization	$1,488.3	$1,318.0

The increase in other intangibles in 2006 primarily reflects intangibles in connection with the acquisitions of Sirna, GlycoFi and Abmaxis (see Note 5). Aggregate amortization expense was $170.3 million in 2006, $163.9 million in 2005, and $192.0 million in 2004. The estimated aggregate amortization expense for each of the next five years is as follows: 2007, $235.7 million; 2008, $183.8 million; 2009, $134.2 million; 2010, $132.1 million and $104.6 million in 2011.

9.	Joint Ventures and Other Equity Method Affiliates

Equity income from affiliates reflects the performance of the Company’s joint ventures and other equity method affiliates and was comprised of the following:

Years Ended December 31	2006	2005	2004

Merck/Schering-Plough	$1,218.6	$570.4	$132.0
AstraZeneca LP	783.7	833.5	646.5
Other(1)	292.1	313.2	229.7

	$2,294.4	$1,717.1	$1,008.2

(1)	Primarily reflects results from Merial Limited, and joint ventures with Sanofi Pasteur and Johnson & Johnson.

Merck/Schering-Plough
In 2000, the Company and Schering-Plough Corporation (“Schering-Plough”) (collectively the “Partners”) entered into agreements to create separate equally-owned partnerships to develop and market in the United States new prescription medicines in the cholesterol-management and respiratory therapeutic areas. These agreements generally provide for equal sharing of development costs and for co-promotion of approved products by each company. In 2001, the cholesterol-management partnership agreements were expanded to include all the countries of the world, excluding Japan. In 2002, ezetimibe, the first in a new class of cholesterol-lowering agents, was launched in the United States as Zetia (marketed as Ezetrol outside the United States). As reported by the Merck/Schering-Plough cholesterol partnership (the “MSP Partnership”), global sales of Zetia totaled $1.93 billion in 2006, $1.4 billion in 2005 and $1.1 billion in 2004. In July 2004, a combination product containing the active ingredients of both Zetia and Zocor, was approved in the United States as Vytorin (marketed as Inegy outside of the United States). Global sales of Vytorin were $1.96 billion in 2006, $1.0 billion in 2005 and $132.4 million in 2004.

The cholesterol agreements provide for the sharing of operating income generated by the MSP Partnership based upon percentages that vary by product, sales level and country. In the U.S. market, the Partners share profits on Zetia and Vytorin equally, with the exception of the first $300 million of annual Zetia sales, on which Schering-Plough receives a greater share of profits. Operating income includes expenses that the Partners have contractually agreed to share, such as a portion of manufacturing costs, specifically identified promotion costs (including direct-to-consumer advertising and direct and identifiable out-of-pocket promotion) and other agreed upon costs for specific services such as on-going clinical research, market support, market research, market expansion, as well as a specialty sales force and physician education programs. Expenses incurred in support of the MSP Partnership but not shared between the Partners, such as marketing and administrative expenses (including certain sales force costs), as well as certain manufacturing costs, are not included in Equity income from affiliates.

However, these costs are reflected in the overall results of the Company. Certain research and development expenses are generally shared equally by the Partners, after adjusting for earned milestones.

The respiratory therapeutic agreements provide for the joint development and marketing by the Partners of a once-daily, fixed-combination tablet containing the active ingredients montelukast sodium and loratadine. Montelukast sodium is sold by Merck as Singulair and loratadine is sold by Schering-Plough as Claritin. In January 2002, the respiratory partnership reported on results of Phase III clinical trials of a fixed-combination tablet containing montelukast sodium and loratadine. This Phase III study did not demonstrate sufficient added benefits in the treatment of seasonal allergic rhinitis. Although the montelukast sodium and loratadine combination tablet does not have approval in any country, Phase III clinical development is ongoing.

AstraZeneca LP
In 1982, Merck entered into an agreement with Astra AB (“Astra”) to develop and market Astra’s products under a royalty-bearing license. In 1993, the Company’s total sales of Astra products reached a level that triggered the first step in the establishment of a joint venture business carried on by Astra Merck Inc. (“AMI”), in which Merck and Astra each owned a 50% share. This joint venture, formed in 1994, developed and marketed most of Astra’s new prescription medicines in the United States including Prilosec, the first of a class of medications known as proton pump inhibitors, which slows the production of acid from the cells of the stomach lining.

In 1998, Merck and Astra completed the restructuring of the ownership and operations of the joint venture whereby the Company acquired Astra’s interest in AMI, renamed KBI Inc. (“KBI”), and contributed KBI’s operating assets to a new U.S. limited partnership, Astra Pharmaceuticals L.P. (the “Partnership”), in exchange for a 1% limited partner interest. Astra contributed the net assets of its wholly owned subsidiary, Astra USA, Inc., to the Partnership in exchange for a 99% general partner interest. The Partnership, renamed AstraZeneca LP (“AZLP”) upon Astra’s 1999 merger with Zeneca Group Plc (the “AstraZeneca merger”), became the exclusive distributor of the products for which KBI retained rights.

While maintaining a 1% limited partner interest in AZLP, Merck has consent and protective rights intended to preserve its business and economic interests, including restrictions on the power of the general partner to make certain distributions or dispositions. Furthermore, in limited events of default, additional rights will be granted to the Company, including powers to direct the actions of, or remove and replace, the Partnership’s chief executive officer and chief financial officer. Merck earns ongoing revenue based on sales of current and future KBI products and such revenue was $1.8 billion, $1.7 billion and $1.5 billion in 2006, 2005 and 2004, respectively, primarily relating to sales of Nexium and Prilosec. In addition, Merck earns certain Partnership returns which are recorded in Equity income from affiliates as reflected in the table above. Such returns include a priority return provided for in the Partnership Agreement, variable returns based, in part, upon sales of certain former Astra USA, Inc. products, and a preferential return representing Merck’s share of undistributed AZLP GAAP earnings. The AstraZeneca merger triggers a partial redemption of Merck’s limited partnership interest in 2008. Upon this redemption, AZLP will distribute to KBI an amount based primarily on a multiple of Merck’s average annual variable returns derived from sales of the former Astra USA, Inc. products for the three years prior to the redemption (the “Limited Partner Share of Agreed Value”).

In conjunction with the 1998 restructuring, for a payment of $443.0 million, which was deferred, Astra purchased an option (the “Asset Option”) to buy Merck’s interest in the KBI products, excluding the gastrointestinal medicines Nexium and Prilosec. The Asset Option is exercisable in 2010 at an exercise price equal to the net present value as of March 31, 2008 of projected future pretax revenue to be received by the Company from the KBI products (the “Appraised Value”). Merck also has the right to require Astra to purchase such interest in 2008 at the Appraised Value. In addition, the Company granted Astra an option to buy Merck’s common stock interest in KBI, exercisable two years after Astra’s purchase of Merck’s interest in the KBI products. The exercise of this option by Astra is also provided for in the year 2017 or if combined annual sales of the two products fall below a minimum amount provided, in each case, only so long as either the Merck option in 2008 or AstraZeneca’s option in 2010 has been exercised. The exercise price is based on the net present value of estimated future net sales of Nexium and Prilosec as determined at the time of exercise.

The 1999 AstraZeneca merger constituted a Trigger Event under the KBI restructuring agreements. As a result of the merger, in exchange for Merck’s relinquishment of rights to future Astra products with no existing or pending U.S. patents at the time of the merger, Astra paid $967.4 million (the “Advance Payment”), which is subject to a true-up calculation in 2008 that may require repayment of all or a portion of this amount. The True-Up Amount is directly dependent on the fair market value in 2008 of the Astra product rights retained by the Company. Accordingly, recognition of this contingent income has been deferred until the realizable amount, if any, is determinable, which is not anticipated prior to 2008.

Under the provisions of the KBI restructuring agreements, because a Trigger Event has occurred, the sum of the Limited Partner Share of Agreed Value, the Appraised Value and the True-Up Amount is guaranteed to be a minimum of $4.7 billion. Distribution of the Limited Partner Share of Agreed Value and payment of the True-Up Amount will occur in 2008. AstraZeneca’s purchase of Merck’s interest in the KBI products is contingent upon the exercise of either Merck’s option in 2008 or AstraZeneca’s option in 2010 and, therefore, payment of the Appraised Value may or may not occur.

Sanofi Pasteur MSD
In 1994, Merck and Pasteur Mérieux Connaught (now Sanofi Pasteur S.A.) established an equally-owned joint venture to market vaccines in Europe and to collaborate in the development of combination vaccines for distribution in Europe. Joint venture vaccine sales were $913.9 million for 2006, $865.1 million for 2005 and $807.0 million for 2004.

Merial Limited
In 1997, Merck and Rhône-Poulenc S.A. (now Sanofi-Aventis S.A.) combined their animal health and poultry genetics businesses to form Merial Limited (“Merial”), a fully integrated animal health company, which is a stand-alone joint venture, equally owned by each party. Merial provides a comprehensive range of pharmaceuticals and vaccines to enhance the health, well-being and performance of a wide range of animal species. Merial sales were $2.2 billion for 2006, $2.0 billion for 2005 and $1.8 billion for 2004.

Johnson & JohnsonoMerck Consumer Pharmaceuticals Company
In 1989, Merck formed a joint venture with Johnson & Johnson to develop and market a broad range of nonprescription medicines for U.S. consumers. This 50% owned venture was expanded into Europe in 1993, and into Canada in 1996. In March 2004, Merck sold its 50% equity stake in its European joint venture to Johnson & Johnson for $244.0 million and recorded a $176.8 million gain as Other (income) expense, net (see Note 16). Merck will continue to benefit through royalties on certain products and also regained the rights to potential future products that switch from prescription to over-the-counter status in Europe. Sales of product marketed by the joint venture, including sales of the European joint venture up through March 2004, were $252.6 million for 2006, $253.3 million for 2005 and $315.3 million for 2004.

Investments in affiliates accounted for using the equity method, including the above joint ventures, totaled $3.5 billion at December 31, 2006 and $3.0 billion at December 31, 2005. These amounts are reported in Other assets.

Summarized information for those affiliates is as follows:

Years Ended December 31	2006	2005	2004
Sales	$14,277.8	$11,804.6	$9,821.1
Materials and production costs	5,308.7	4,627.4	4,140.9
Other expense, net	4,042.9	3,918.0	3,691.4
Income before taxes	4,926.2	3,259.2	1,988.8

December 31	2006	2005
Current assets	$7,772.7	$6,389.0
Noncurrent assets	1,483.6	1,430.5
Current liabilities	4,074.9	3,420.0
Noncurrent liabilities	215.6	160.4

10.	Loans Payable, Long-Term Debt and Other Commitments

Loans payable at December 31, 2006 and 2005 included $336.2 million and $337.5 million, respectively, of long-dated notes that are subject to repayment at the option of the holders on an annual basis. Loans payable at December 31, 2006 and 2005 also included $500.0 million of notes with annual interest rate resets which were redeemed by the Company in February 2007, upon notification from the remarketing agent that, due to an overall rise in interest rates, it would not exercise its annual option to remarket the notes. Loans payable at December 31, 2006 and 2005, also included $349.8 million of fixed-rate notes due in 2007, and $510.1 million of fixed rate notes due in 2006, respectively. In December 2006, a foreign subsidiary of the Company entered into an 18-month, $100 million line of credit with a financial institution. At December 31, 2006, borrowings under the line of credit were $90 million and are included in Loans payable. Loans payable at December 31, 2005 included $1.6 billion of commercial paper borrowings issued by a foreign subsidiary under a $3.0 billion commercial paper borrowing facility established in October 2005 to provide funding for a portion of the Company’s repatriation in connection with the AJCA (see Note 17). There was no commercial paper outstanding at December 31, 2006. The weighted average interest rate for all of these borrowings was 4.9% and 4.3% at December 31, 2006 and 2005, respectively.

Long-term debt at December 31 consisted of:

	2006	2005
6.0% Astra note due 2008	$1,380.0	$1,380.0
4.8% notes due 2015	1,017.0	992.0
4.4% notes due 2013	503.0	509.8
6.4% debentures due 2028	499.2	499.2
5.8% notes due 2036	497.6	-
6.0% debentures due 2028	497.0	496.8
2.5% notes due 2007	-	343.0
Variable-rate borrowing due 2009	300.0	300.0
5.1% notes due 2011	249.1	-
6.3% debentures due 2026	247.8	247.6
Other	360.3	357.2

	$5,551.0	$5,125.6

The Company was a party to interest rate swap contracts which effectively convert the 2.5%, the 4.4%, the 5.1% and $750 million of the 4.8% fixed-rate notes to floating-rate instruments (see Note 6).

Other (as presented in the table above) at December 31, 2006 and 2005 consisted primarily of $328.6 million of borrowings at variable rates averaging 4.7% and 3.8%, respectively. Of these borrowings, $158.7 million are subject to repayment at the option of the holders beginning in 2011 and $106.0 million are subject to repayment at the option of the holders beginning in 2010. In both years, Other also included foreign borrowings at varying rates up to 11.6%.

The aggregate maturities of long-term debt for each of the next five years are as follows: 2007, $449.0 million; 2008, $1.4 billion; 2009, $307.2 million; 2010, $6.0 million; 2011, $258.7 million.

Rental expense under the Company’s operating leases, net of sublease income, was $201.4 million in 2006. The minimum aggregate rental commitments under noncancellable leases are as follows: 2007, $65.8 million;

2008, $45.4 million; 2009, $33.1 million; 2010, $22.9 million; 2011, $10.4 million and thereafter, $33.9 million. The Company has no significant capital leases.

11.	Contingencies and Environmental Liabilities

The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including product liability, intellectual property and commercial litigation, as well as additional matters such as antitrust actions. The Company records accruals for contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. For product liability claims, a portion of the overall accrual is actuarially determined and considers such factors as past experience, number of claims reported and estimates of claims incurred but not yet reported. Individually significant contingent losses are accrued when probable and reasonably estimable. Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable.

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

Vioxx Litigation

Product Liability Lawsuits
As previously disclosed, individual and putative class actions have been filed against the Company in state and federal courts alleging personal injury and/or economic loss with respect to the purchase or use of Vioxx. All such actions filed in federal court are coordinated in a multidistrict litigation in the U.S. District Court for the Eastern District of Louisiana (the “MDL”) before District Judge Eldon E. Fallon. A number of such actions filed in state court are coordinated in separate coordinated proceedings in state courts in New Jersey, California and Texas, and the counties of Philadelphia, Pennsylvania and Clark County, Nevada. As of December 31, 2006, the Company had been served or was aware that it had been named as a defendant in approximately 27,400 lawsuits, which include approximately 46,100 plaintiff groups, alleging personal injuries resulting from the use of Vioxx, and in approximately 264 putative class actions alleging personal injuries and/or economic loss. (All of the actions discussed in this paragraph are collectively referred to as the “Vioxx Product Liability Lawsuits”.) Of these lawsuits, approximately 8,300 lawsuits representing approximately 23,700 plaintiff groups are or are slated to be in the federal MDL and approximately 16,800 lawsuits representing approximately 16,800 plaintiff groups are included in a coordinated proceeding in New Jersey Superior Court before Judge Carol E. Higbee.

In addition to the Vioxx Product Liability Lawsuits discussed above, the claims of over 4,025 plaintiffs had been dismissed as of December 31, 2006. Of these, there have been over 1,225 plaintiffs whose claims were dismissed with prejudice (i.e., they cannot be brought again) either by plaintiffs themselves or by the courts. Over 2,800 additional plaintiffs have had their claims dismissed without prejudice (i.e., they can be brought again).

In the MDL, Judge Fallon in July 2005 indicated that he would schedule for trial a series of cases during the period November 2005 through 2006, in the following categories: (i) heart attack with short term use; (ii) heart attack with long term use; (iii) stroke; and (iv) cardiovascular injury involving a prescription written after April 2002 when the labeling for Vioxx was revised to include the results of the VIGOR trial. These trials began in November 2005 and concluded in December 2006. The next scheduled trial in the MDL is a re-trial in Barnett v. Merck on the issue of damages as discussed below.

Merck has entered into a tolling agreement (the “Tolling Agreement”) with the MDL Plaintiffs’ Steering Committee that establishes a procedure to halt the running of the statute of limitations (tolling) as to certain categories of claims allegedly arising from the use of Vioxx by non-New Jersey citizens. The Tolling Agreement applies to individuals who have not filed lawsuits and may or may not eventually file lawsuits and only to those claimants who seek to toll claims alleging injuries resulting from a thrombotic cardiovascular event that results in a myocardial infarction or ischemic stroke. The Tolling Agreement provides counsel additional time to evaluate potential claims. The Tolling Agreement requires any tolled claims to be filed in federal court. As of December 31, 2006, approximately 14,180 claimants had entered into Tolling Agreements.

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

The Company has previously disclosed the outcomes of several Vioxx Product Liability Lawsuits that were tried prior to September 30, 2006 (see chart below).

In August 2006, in Barnett v. Merck, a case before Judge Fallon in the MDL, a jury in New Orleans, Louisiana returned a plaintiff verdict in the second federal Vioxx case to go to trial. The jury awarded $50 million in compensatory damages and $1 million in punitive damages. On August 30, 2006, Judge Fallon overturned as excessive the damages portion of the verdict and ordered a new trial on damages. Judge Fallon has set re-trial for October 29, 2007 on the issue of damages. Merck has filed motions for a new trial on all issues and for Judgment as a Matter of Law, both of which are currently pending before the Court. Plaintiff has opposed Merck’s motion and has asked the Judge to reduce the amount of the award rather than re-try the case.

Juries found in favor of Merck on all counts in the fourth and fifth cases to go to trial in the MDL. The jury returned its verdict for Merck in Mason v. Merck on November 8, 2006 and in Dedrick v. Merck on December 13, 2006.

On November 22, 2006, Judge Fallon denied a motion filed in the MDL to certify a nationwide class of all persons who allegedly suffered personal injury as a result of taking Vioxx.

On December 15, 2006, the jury in Albright v. Merck, a case tried in state court in Birmingham, Alabama, returned a verdict for Merck on all counts.

The Company previously disclosed that in April 2006, in Garza v. Merck, a jury in Rio Grande City, Texas returned a verdict in favor of the plaintiff. In September 2006, the Texas state court granted the Company’s request to investigate possible jury bias because a juror admitted that he had, prior to the trial, on several occasions borrowed money from the plaintiff. On December 21, 2006, the court entered judgment for plaintiff in the amount of $7.75 million, plus interest, reduced from the original award of $32 million because of the Texas state cap on punitive damages. The Company is seeking a new trial and will appeal the verdict if the court does not grant a new trial.

On October 31, 2006, in California Superior Court in Los Angeles, a consolidated trial began in the cases Appell v. Merck and Arrigale v. Merck. On January 18, 2007, Judge Victoria Chaney declared a mistrial as to both plaintiffs after the jury reported that it was deadlocked.

On October 5, 2006, in the coordinated proceeding in New Jersey Superior Court, Judge Higbee dismissed claims of the United Kingdom plaintiffs. These plaintiffs have appealed.

The first case scheduled for trial in the Texas coordinated proceeding, Rigby v. Merck, was scheduled to begin trial on November 7, 2006. The Rigby case was voluntarily dismissed on October 23, 2006 when the plaintiff filed a notice of non-suit with the Court.

A consolidated trial, Hermans v. Merck and Humeston v. Merck, began on January 17, 2007, in the coordinated proceeding in New Jersey Superior Court before Judge Higbee. Humeston v. Merck was first tried in 2005, but Judge Higbee set aside the November 2005 jury verdict in favor of Merck and ordered a new trial on the grounds of newly discovered evidence. The Hermans/Humeston trial is separated into two phases: a general phase regarding Merck’s conduct and a plaintiff-specific phase. There will be jury questions and a deliberation after phase I regarding Merck’s conduct. If the jury answers any of the questions in the affirmative, the case will move to phase II. In phase II each plaintiff will present his or her specific case. At the end of phase II, the jury will deliberate and will answer questions with respect to each of the two plaintiffs. The jury will answer separate verdict sheets but in the course of only one deliberation. If the case moves to a punitive phase, there will be a single presentation for each side and one jury deliberation for both plaintiffs.

The first case scheduled for trial in the Philadelphia coordinated proceeding, McCool v. Merck, was scheduled to begin trial on February 26, 2007. The plaintiff voluntarily dismissed with prejudice her case on January 16, 2007.

On September 28, 2006, the New Jersey Superior Court, Appellate Division, heard argument on plaintiffs’ appeal of Judge Higbee’s dismissal of the Sinclair v. Merck case. This putative class action was originally filed in December 2004 and sought the creation of a medical monitoring fund. Judge Higbee had granted the Company’s motion to dismiss in May 2005. On January 16, 2007, the Appellate Division reversed the decision and remanded the case back to Judge Higbee for further factual inquiry. The Company has petitioned the New Jersey Supreme Court for review of the Appellate Division’s decision.

To date in the Vioxx Product Liability Lawsuits, of the 29 plaintiffs whose claims have been scheduled for trial, the claims of seven were dismissed, the claims of seven were withdrawn from the trial calendar by plaintiffs, and juries have decided in Merck’s favor nine times and in plaintiffs’ favor four times. In addition, in the recent California trial involving two plaintiffs, the jury could not reach a verdict for either plaintiff and a mistrial was declared. A New Jersey state judge set aside one of the nine Merck verdicts. With respect to the four plaintiffs’ verdicts, Merck already has filed an appeal or sought judicial review in each of those cases, and in one of those four, a federal judge overturned the damage award shortly after trial. In addition, a consolidated trial with two plaintiffs is currently ongoing in the coordinated proceeding in New Jersey Superior Court before Judge Higbee and another trial, Schwaller v. Merck, has commenced in state court in Madison County, Illinois.

The following chart sets forth the results of all U.S. Vioxx Product Liability trials to date.

State or
Federal
Verdict Date	Plaintiff	Court	Result	Comments
Aug. 19, 2005	Ernst	Texas	Verdict for Plaintiff	Jury awarded plaintiff $253.4 million; the Court reduced amount to approximately $26.1 million plus interest. The judgment is now on appeal.
Nov. 3, 2005	Humeston	N.J.	Verdict for Merck; then judge overturned the verdict	Judge has ordered a new trial, which is currently ongoing.
Feb. 17, 2006	Plunkett	Federal	Mistrial after jury deadlocked in first trial; verdict for Merck in retrial	Merck prevailed in February 2006 retrial. Plaintiff has moved for a new trial.
April 5, 2006	McDarby	N.J.	Verdict for Plaintiff	Plaintiff was awarded $13.5 million in damages. Merck’s motion for a new trial is pending, as is plaintiff’s motion for attorney’s fees.
April 5, 2006	Cona	N.J.	Verdict for Merck on failure to warn claim	However, the jury awarded plaintiff the nominal sum of $135 for his Consumer Fraud Act claim. Merck’s motion for a new trial on the Consumer Fraud Act claim is pending, as is plaintiff’s motion for attorney’s fees.
April 21, 2006	Garza	Texas	Verdict for Plaintiff	Judge reduced $32 million jury award to $7.75 million plus interest. Merck has moved for a new trial.
July 13, 2006	Doherty	N.J.	Verdict for Merck	Plaintiff has moved for a new trial.
Aug. 2, 2006	Grossberg	California	Verdict for Merck	Plaintiff has moved for a new trial.
Aug. 17, 2006	Barnett	Federal	Verdict for Plaintiff	Plaintiff awarded $51 million in damages. The judge ruled the award was “grossly excessive,” and has scheduled a new trial on damages in October 2007. Merck’s motion for a new trial on the remaining issues is pending.
Sept. 26, 2006	Smith	Federal	Verdict for Merck
Nov. 15, 2006	Mason	Federal	Verdict for Merck
Dec. 13, 2006	Dedrick	Federal	Verdict for Merck	Plaintiff has moved for a new trial.
Dec. 15, 2006	Albright	Alabama	Verdict for Merck	Plaintiff has moved for a new trial.
Jan. 18, 2007	Arrigale/Appell	California	Mistrial declared after the jury deadlocked

Other Lawsuits
As previously disclosed, on July 29, 2005, a New Jersey state trial court certified a nationwide class of third-party payors (such as unions and health insurance plans) that paid in whole or in part for the Vioxx used by their plan members or insureds. The named plaintiff in that case seeks recovery of certain Vioxx purchase costs (plus penalties) based on allegations that the purported class members paid more for Vioxx than they would have had they known of the product’s alleged risks. Merck believes that the class was improperly certified. The trial court’s ruling is procedural only; it does not address the merits of plaintiffs’ allegations, which the Company intends to defend vigorously. On March 31, 2006, the New Jersey Superior Court, Appellate Division, affirmed the class certification order. On July 19, 2006, the New Jersey Supreme Court decided to exercise its discretion to hear the Company’s appeal of the Appellate Division’s decision. On August 24, 2006, the Appellate Division ordered a stay of the proceedings in Superior Court pending a ruling by the Supreme Court. Oral argument before the New Jersey Supreme Court is scheduled to take place in March 2007.

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

Shareholder Lawsuits
As previously disclosed, in addition to the Vioxx Product Liability Lawsuits, the Company and various current and former officers and directors are defendants in various putative class actions and individual lawsuits under the federal securities laws and state securities laws (the “Vioxx Securities Lawsuits”). All of the Vioxx Securities Lawsuits pending in federal court have been transferred by the Judicial Panel on Multidistrict Litigation (the “JPML”) to the United States District Court for the District of New Jersey before District Judge Stanley R. Chesler for inclusion in a nationwide MDL (the “Shareholder MDL”). Judge Chesler has consolidated the Vioxx Securities Lawsuits for all purposes. Plaintiffs request certification of a class of purchasers of Company stock between May 21, 1999 and October 29, 2004. The complaint alleges that the defendants made false and misleading statements regarding Vioxx in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified compensatory damages and the costs of suit, including attorneys’ fees. The complaint also asserts a claim under Section 20A of the Securities and Exchange Act against certain defendants relating to their sales of Merck stock. In addition, the complaint includes allegations under Sections 11, 12 and 15 of the Securities Act of 1933 that certain defendants made incomplete and misleading statements in a registration statement and certain prospectuses filed in connection with the Merck Stock Investment Plan, a dividend reinvestment plan. Defendants have filed a motion to dismiss the complaint. Oral argument on the motion to dismiss is scheduled to take place in March 2007.

As previously disclosed, on August 15, 2005, a complaint was filed in Oregon state court by the State of Oregon through the Oregon state treasurer on behalf of the Oregon Public Employee Retirement Fund against the Company and certain current and former officers and directors. The complaint, which was brought under Oregon securities law, alleges that plaintiff has suffered damages in connection with its purchases of Merck common stock at artificially inflated prices due to the Company’s alleged violations of law related to disclosures about Vioxx.  The current and former officers and directors have entered into a tolling agreement and, on June 30, 2006, were dismissed without prejudice from the case. On July 19, 2006, the Court denied the Company’s motion to dismiss the complaint, but required plaintiff to amend the complaint. Plaintiff filed an amended complaint on September 21, 2006. Merck filed a motion to require plaintiffs to make the complaint more definite and certain, which was denied by the Court. Merck filed an answer to the complaint in January 2007.

As previously disclosed, various shareholder derivative actions filed in federal court were transferred to the Shareholder MDL and consolidated for all purposes by Judge Chesler (the “Vioxx Derivative Lawsuits”). The consolidated complaint arose out of substantially the same factual allegations that are made in the Vioxx Securities Lawsuits. The Vioxx Derivative Lawsuits, which were purportedly brought to assert rights of the Company, assert claims against certain members of the Board past and present and certain executive officers for breach of fiduciary duty, waste of corporate assets, unjust enrichment, abuse of control and gross mismanagement. On May 5, 2006, Judge Chesler granted defendants’ motion to dismiss and denied plaintiffs’ request for leave to amend their complaint. Plaintiffs’ appeal of the District Court’s decision refusing them leave to amend the complaint is currently pending before the United States Court of Appeals for the Third Circuit.

As previously disclosed, on October 29, 2004, two individual shareholders made a demand on the Board of Directors of the Company to take legal action against Mr. Raymond Gilmartin, former Chairman, President and Chief Executive Officer and other individuals for allegedly causing damage to the Company with respect to the allegedly improper marketing of Vioxx. In July 2006, the Board received another shareholder letter demanding that the Board take legal action against the Board and management of Merck for allegedly causing damage to the Company relating to the Company’s allegedly improper marketing of Vioxx. In December 2006, each of these demands was rejected by the Board of Directors.

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

International Lawsuits
As previously disclosed, in addition to the lawsuits discussed above, the Company has been named as a defendant in litigation relating to Vioxx in various countries (collectively, the “Vioxx Foreign Lawsuits”) in Europe, as well as Canada, Brazil, Argentina, Australia, Turkey, and Israel.

Additional Lawsuits
Based on media reports and other sources, the Company anticipates that additional Vioxx Product Liability Lawsuits, Vioxx Shareholder Lawsuits and Vioxx Foreign Lawsuits (collectively, the “Vioxx Lawsuits”) will be filed against it and/or certain of its current and former officers and directors in the future.

Insurance
As previously disclosed, the Company has product liability insurance for claims brought in the Vioxx Product Liability Lawsuits with stated upper limits of approximately $630 million after deductibles and co-insurance. This insurance provides coverage for legal defense costs and potential damage amounts that have been or will be incurred in connection with the Vioxx Product Liability Lawsuits. The Company believes that this insurance coverage extends to additional Vioxx Product Liability Lawsuits that may be filed in the future. The Company has Directors and Officers insurance coverage applicable to the Vioxx Securities Lawsuits and Vioxx Derivative Lawsuits with stated upper limits of approximately $190 million. The Company has fiduciary and other insurance for the Vioxx ERISA Lawsuits with stated upper limits of approximately $275 million. Additional insurance coverage for these claims may also be available under upper-level excess policies that provide coverage for a variety of risks. There are disputes with certain insurers about the availability of some or all of this insurance coverage and there are likely to be additional disputes. The Company’s insurance coverage with respect to the Vioxx Lawsuits will not be adequate to cover its defense costs and any losses.

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

In addition, the Company received a subpoena in September 2006 from the State of California Attorney General seeking documents and information related to the placement of Vioxx on California’s Medi-Cal formulary. The Company is cooperating with the Attorney General in responding to the subpoena.

Reserves
The Company currently anticipates that a number of Vioxx Product Liability Lawsuits will be tried throughout 2007. A trial in the Oregon securities case is scheduled for 2007, but the Company cannot predict whether this trial will proceed on schedule or the timing of any of the other Vioxx Shareholder Lawsuit trials. The Company believes that it has meritorious defenses to the Vioxx Lawsuits and will vigorously defend against them. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek indeterminate damages, the Company is unable to predict the outcome of these matters, and at this time cannot reasonably estimate the possible loss or range of loss with respect to the Vioxx Lawsuits. The Company has not established any reserves for any potential liability relating to the Vioxx Lawsuits or the Vioxx Investigations, including for those cases in which verdicts or judgments have been entered against the Company, and are now in post-verdict proceedings or on appeal. In each of those cases the Company believes it has strong points to raise on appeal and therefore that unfavorable outcomes in such cases are not probable. Unfavorable outcomes in the Vioxx Litigation (as defined below) could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. As of December 31, 2005, the Company had a reserve of $685 million solely for its future legal defense costs related to the Vioxx Litigation.

During 2006, the Company spent $500 million in the aggregate, including $175 million in the fourth quarter, in legal defense costs worldwide related to (i) the Vioxx Product Liability Lawsuits, (ii) the Vioxx Shareholder Lawsuits, (iii) the Vioxx Foreign Lawsuits, and (iv) the Vioxx Investigations (collectively, the “Vioxx Litigation”). In the third quarter and fourth quarter of 2006, the Company recorded charges of $598 million and $75 million, respectively, to increase the reserve solely for its future legal defense costs related to the Vioxx Litigation to $858 million at December 31, 2006. In increasing the reserve, the Company considered the same factors that it considered when it previously established reserves for the Vioxx Litigation. Management now believes it has a better estimate of the Company’s expenses and can reasonably estimate such costs through 2008. Some of the significant factors considered in the establishment and ongoing review of the reserve for the Vioxx legal defense costs were as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of the Vioxx Litigation; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the Vioxx Product Liability Lawsuits. Events such as scheduled trials, that are expected to occur throughout 2007 and into 2008, and the inherent inability to predict the ultimate outcomes of such trials, limit the Company’s ability to reasonably estimate its legal costs beyond the end of 2008. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves.

Other Product Liability Litigation

As previously disclosed, the Company is a defendant in product liability lawsuits in the United States involving Fosamax (the “Fosamax Litigation”). As of December 31, 2006, 104 cases had been filed against Merck in either federal or state court, including 4 cases which seek class action certification, as well as damages and medical monitoring. In these actions, plaintiffs allege, among other things, that they have suffered osteonecrosis of the jaw, generally subsequent to invasive dental procedures such as tooth extraction or dental implants, and/or delayed healing, in association with the use of Fosamax. On August 16, 2006, the JPML ordered that the Fosamax product liability cases pending in federal courts nationwide should be transferred and consolidated into one multidistrict litigation (the “Fosamax MDL”) for coordinated pre-trial proceedings. The Fosamax MDL has been transferred to Judge John Keenan in the United States District Court for the Southern District of New York. As a result of the JPML order, over 80 cases are before Judge Keenan. Judge Keenan has issued a Case Management Order setting forth a schedule governing the proceedings which focuses primarily upon resolving the class action certification motions in 2007. The Company intends to defend against these lawsuits.

As of December 31, 2006, the Company established a reserve of approximately $48 million solely for its future legal defense costs for the Fosamax Litigation. Some of the significant factors considered in the establishment of the reserve for the Fosamax Litigation legal defense costs were as follows: the actual costs incurred by the Company thus far; the development of the Company’s legal defense strategy and structure in light of the creation of the Fosamax MDL; the number of cases being brought against the Company; and the anticipated timing, progression, and related costs of pre-trial activities in the Fosamax Litigation. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves. Due to the uncertain nature of litigation, the Company is unable to estimate its costs beyond the end of 2008. Unfavorable outcomes in the Fosamax Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

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

As previously disclosed, the Company was joined in ongoing litigation alleging manipulation by pharmaceutical manufacturers of Average Wholesale Prices (“AWP”), which are sometimes used in calculations that determine public and private sector reimbursement levels. In 2002, the JPML ordered the transfer and consolidation of all pending federal AWP cases to federal court in Boston, Massachusetts. Plaintiffs filed one consolidated class action complaint, which aggregated the claims previously filed in various federal district court actions and also expanded the number of manufacturers to include some which, like the Company, had not been defendants in any prior pending case. In May 2003, the court granted the Company’s motion to dismiss the consolidated class action and dismissed the Company from the class action case. Subsequent to the Company’s dismissal, the plaintiffs filed an amended consolidated class action complaint, which did not name the Company as a defendant. The Company and many other pharmaceutical manufacturers are defendants in similar complaints pending in federal and state court brought individually by a number of counties in the State of New York. The Company and the other defendants are awaiting the final ruling on their motion to dismiss in the Suffolk County case, which was the first of the New York county cases to be filed. In addition, as of December 31, 2006, the Company was a defendant in state cases brought by the Attorneys General of Kentucky, Illinois, Alabama, Wisconsin, Mississippi, Arizona, Hawaii and Alaska, all of which are being defended.

As previously disclosed, the Company has been named as a defendant in antitrust cases in federal court in Minnesota and in state court in California, each alleging an unlawful conspiracy among different sets of pharmaceutical manufacturers to protect high prices in the United States by impeding importation into the United States of lower-priced pharmaceuticals from Canada. The court dismissed the federal claims in the Minnesota case with prejudice and the plaintiffs filed a Notice of Appeal. The Federal Court of Appeals for the Eighth Circuit affirmed the dismissal of the federal claims. The state claims in that action were dismissed without prejudice, but have not been refiled in any jurisdiction.

In the California antitrust action, the parties engaged in discovery and the defendant manufacturers filed for summary judgment. In December 2006, the court granted summary judgment in favor of Merck and the other defendants and dismissed the case. The plaintiffs have filed a Notice of Appeal in the California state appeals court.

As previously disclosed, a suit in federal court in Alabama by two providers of health services to needy patients alleges that 15 pharmaceutical companies overcharged the plaintiffs and a class of those similarly situated, for pharmaceuticals purchased by the plaintiffs under the program established by Section 340B of the Public Health Service Act. The Company and the other defendants filed a motion to dismiss the complaint on numerous grounds which was recently denied by the court. After denial of the motion to dismiss, the case was dismissed voluntarily by the parties.

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

In April 2005, the Company was named in a qui tam lawsuit under the Nevada False Claims Act. The suit, in which the Nevada Attorney General has intervened, alleges that the Company inappropriately offered nominal pricing and other marketing and pricing inducements to certain customers and also failed to comply with its obligations under the Medicaid Best Price scheme related to such arrangements. In May 2006, the Company’s motion to dismiss this action was denied by the district court. The Company is defending against this lawsuit.

Governmental Proceedings

As previously disclosed, the Company has received a subpoena from the DOJ in connection with its investigation of the Company’s marketing and selling activities, including nominal pricing programs and samples. The Company has also reported that it has received a CID from the Attorney General of Texas regarding the Company’s marketing and selling activities relating to Texas. As previously disclosed, the Company received another CID from the Attorney General of Texas asking for additional information regarding the Company’s marketing and selling activities related to Texas, including with respect to certain of its nominal pricing programs and samples. In April 2004, the Company received a subpoena from the office of the Inspector General for the District of Columbia in connection with an investigation of the Company’s interactions with physicians in the District of Columbia, Maryland, and Virginia. In November 2004, the Company received a letter request from the DOJ in connection with its investigation of the Company’s pricing of Pepcid. In September 2005, the Company received a subpoena from the Illinois Attorney General. The subpoena seeks information related to repackaging of prescription drugs. There was no activity relating to Merck in the Illinois matter in 2006.

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

As previously disclosed, on February 23, 2004, the Italian Antitrust Authority (“ICA”) adopted a measure commencing a formal investigation of Merck Sharp & Dohme (Italia) S.p.A. (“MSD Italy”) and the Company under

Article 14 of the Italian Competition Law and Article 82 EC to ascertain whether the Company and MSD Italy committed an abuse of a dominant position by refusing to grant to ACS Dobfar S.p.A. (“Dobfar”), an Italian company, a voluntary license under the Company’s Italian Supplementary Protection Certificate (“SPC”), pursuant to domestic legislation passed in 2002, to permit Dobfar to manufacture imipenem and cilastatin (“I&C”), the active ingredients in Tienam, in Italy for sale outside Italy in countries where patent protection had expired or never existed. A hearing before the ICA was held on May 2, 2005 and on June 17, 2005, the ICA found, on a preliminary basis, that the Company’s refusal to grant the license was an abuse of a dominant position, and imposed interim measures requiring the Company to grant a license to manufacture I&C in Italy for stockpiling purposes only, until expiration of the SPC. On November 16, 2005, the Italian Administrative court denied the Company’s appeal of the ICA’s order. The Company’s SPC expired in January 2006. Proceedings before the ICA continued on the merits of the Article 82 investigation and, in an effort to resolve the matter, the Company offered a commitment to the ICA pursuant to which the Company would grant non-exclusive licenses under its Italian SPC for finasteride with respect to finasteride 5 mg for the treatment of benign prostate hyperplasia. The deadline for the ICA to adopt its final decision as to whether the Company’s commitment warrants the closure of the case is March 16, 2007.

Vaccine Litigation

As previously disclosed, the Company is a party in claims brought under the Consumer Protection Act of 1987 in the United Kingdom, which allege that certain children suffer from a variety of conditions as a result of being vaccinated with various bivalent vaccines for measles and rubella and/or trivalent vaccines for measles, mumps and rubella, including the Company’s M-M-R II. The conditions include autism, with or without inflammatory bowel disease, epilepsy, encephalitis, encephalopathy, Guillain-Barre syndrome and transverse myelitis. There are now 6 claimants proceeding or, to the Company’s knowledge, intending to proceed against the Company. The Company will defend against these lawsuits.

As previously disclosed, the Company is also a party to individual and class action product liability lawsuits and claims in the United States involving pediatric vaccines (e.g., hepatitis B vaccine) that contained thimerosal, a preservative used in vaccines. Merck has not distributed thimerosal-containing pediatric vaccines in the United States since the fall of 2001. As of December 31, 2006, there were approximately 250 active thimerosal related lawsuits with approximately 670 plaintiffs. Other defendants include other vaccine manufacturers who produced pediatric vaccines containing thimerosal as well as manufacturers of thimerosal. In these actions, the plaintiffs allege, among other things, that they have suffered neurological injuries as a result of exposure to thimerosal from pediatric vaccines. Two cases scheduled for trial in 2006 were dismissed — one, a state court case in Ohio voluntarily dismissed by the plaintiffs, and the second, a Federal District Court case in Texas in which the Court entered summary judgment in favor of defendants in 2005 and plaintiffs ultimately voluntarily dismissed their appeal. The Company will defend against these lawsuits; however, it is possible that unfavorable outcomes could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

The Company has been successful in having cases of this type either dismissed or stayed on the ground that the action is prohibited under the National Childhood Vaccine Injury Act (the “Vaccine Act”). The Vaccine Act prohibits any person from filing or maintaining a civil action (in state or federal court) seeking damages against a vaccine manufacturer for vaccine-related injuries unless a petition is first filed in the United States Court of Federal Claims (hereinafter the “Vaccine Court”). Under the Vaccine Act, before filing a civil action against a vaccine manufacturer, the petitioner must either (a) pursue his or her petition to conclusion in Vaccine Court and then timely file an election to proceed with a civil action in lieu of accepting the Vaccine Court’s adjudication of the petition or (b) timely exercise a right to withdraw the petition prior to Vaccine Court adjudication in accordance with certain statutorily prescribed time periods. The Company is not a party to Vaccine Court proceedings because the petitions are brought against the United States Department of Health and Human Services. The cases with trial dates referred to in the preceding paragraph as having been dismissed were brought by plaintiffs who claimed to have made a timely withdrawal of their Vaccine Court petitions.

The Company is aware that there are approximately 4,700 cases pending in the Vaccine Court involving allegations that thimerosal-containing vaccines and/or the M-M-R II vaccine cause autism spectrum disorders. Not all of the thimerosal-containing vaccines involved in the Vaccine Court proceeding are Company vaccines. The Company is the sole source of the M-M-R II vaccine domestically. In June 2007, the Special Masters presiding over the Vaccine Court proceedings are scheduled to begin a hearing in which both petitioners and the government will present evidence on the issue of whether these vaccines can cause autism spectrum disorders. That hearing is expected to last a number of weeks. Since it is not a party, the Company will not participate in the proceedings.

Patent Litigation

From time to time, generic manufacturers of pharmaceutical products file Abbreviated New Drug Applications (“ANDA’s”) with the FDA seeking to market generic forms of the Company’s products prior to the expiration of relevant patents owned by the Company. Generic pharmaceutical manufacturers have submitted ANDA’s to the FDA seeking to market in the United States a generic form of Fosamax, Prilosec, Nexium, Propecia, Trusopt and Cosopt prior to the expiration of the Company’s (and AstraZeneca’s in the case of Prilosec and Nexium) patents concerning these products. The generic companies’ ANDA’s generally include allegations of non-infringement, invalidity and unenforceability of the patents. Generic manufacturers have received FDA approval to market a generic form of Prilosec. The Company has filed patent infringement suits in federal court against companies filing ANDA’s for generic alendronate (Fosamax), finasteride (Propecia), dorzolamide (Trusopt) and dorzolamide/timolol (Cosopt), and AstraZeneca and the Company have filed patent infringement suits in federal court against companies filing ANDA’s for generic omeprazole (Prilosec) and esomeprazole (Nexium). Similar patent challenges exist in certain foreign jurisdictions. The Company intends to vigorously defend its patents, which it believes are valid, against infringement by generic companies attempting to market products prior to the expiration dates of such patents. As with any litigation, there can be no assurance of the outcomes, which, if adverse, could result in significantly shortened periods of exclusivity for these products.

In February 2007, Schering Plough Corporation (“Schering Plough”) received a notice from a generic company indicating that it had filed an ANDA for Zetia and that it is challenging the U.S. patents that are listed for Zetia. Merck and Schering Plough market Zetia through a joint venture and they are considering the appropriate response.

On February 22, 2007, the Company received a notice from a generic company indicating that it had filed an ANDA for montelukast and that it is challenging the U.S. patent that is listed for Singulair. The Company is considering the appropriate response.

As previously disclosed, on January 28, 2005, the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. found the Company’s patent claims for once-weekly administration of Fosamax to be invalid. The Company exhausted all options to appeal this decision in 2005. Based on the Court of Appeals’ decision, Fosamax and Fosamax Plus D will lose market exclusivity in the United States in February 2008 and April 2008, respectively, and the Company expects a significant decline in U.S. Fosamax and Fosamax Plus D sales after each product’s respective loss of market exclusivity.

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

As previously disclosed, in September 2004, the Company appealed a decision of the Opposition Division (the “Opposition Division”) of the European Patent Office (the “EPO”) that revoked the Company’s patent in Europe that covers the once-weekly administration of alendronate. On March 14, 2006, the Board of Appeal of the EPO upheld the decision of the Opposition Division. Thus, presently the Company is not entitled to market exclusivity for Fosamax in most major European markets after 2007. In addition, Merck’s basic patent covering the use of alendronate has been challenged in several European countries. The Company has received adverse decisions in Germany, Holland and the United Kingdom. The decision in the United Kingdom was upheld on appeal. The Company has appealed the decisions in Germany and Holland.

In June 2006, the Company filed lawsuits in federal court against Barr Laboratories, Inc. and Teva Pharmaceutical Industries Ltd. (“Teva”) asserting that their respective manufacturing processes for making their alendronate products would infringe one or more process patents of the Company.

On October 5, 2004, in an action in Australia challenging the validity of the Company’s Australian patent for the once-weekly administration of alendronate, the patent was found to be invalid. That decision was upheld on appeal.

In addition, as previously disclosed, in Japan a proceeding has been filed challenging the validity of the Company’s Japanese patent for the once-weekly administration of alendronate.

On January 18, 2006, the Company sued Hi-Tech Pharmacal Co., Inc. (“Hi-Tech”) of Amityville, New York for patent infringement in response to Hi-Tech’s application to the FDA seeking approval of a generic version of Merck’s ophthalmic drugs Trusopt and Cosopt, which are used for treating elevated intraocular pressure in people with ocular hypertension or glaucoma. In the lawsuit, Merck sued to enforce a patent covering an active ingredient dorzolamide, which is present in both Trusopt and Cosopt. In that case, the District Court entered judgment in Merck’s favor and Hi-Tech appealed. A hearing of the appeal was conducted in December 2006 and a decision is pending. Merck has elected not to enforce two U.S. patents listed with the FDA which cover the combination of dorzolamide and timolol, the two active ingredients in Cosopt. This lawsuit automatically stays FDA approval of Hi-Tech’s ANDA’s for 30 months from January 2006 or until an adverse court decision, whichever may occur earlier. The patent covering dorzolamide provides exclusivity for Trusopt and Cosopt until October 2008 (including six months of pediatric exclusivity). After such time, the Company expects sales of these products to decline.

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

In the case of finasteride, an ANDA has been filed seeking approval of a generic version of Propecia and alleging invalidity of the Company’s patents. The Company filed a patent infringement lawsuit in the District Court of Delaware in September 2004. In 2006, the Company reached a settlement with the generic company, Dr. Reddy’s Laboratories (“DRL”), under which DRL may sell a generic 1 mg finasteride product beginning in January 2013.

In Europe, the Company is aware of various companies seeking registration for generic losartan (the active ingredient for Cozaar). The Company has patent rights to losartan via license from E.I. du Pont de Nemours and Company (“du Pont”). The Company and du Pont have filed patent infringement proceedings against various companies in Portugal, Spain and Norway.

Other Litigation

On July 27, 2005, Merck was served with a further shareholder derivative suit filed in the New Jersey Superior Court for Hunterdon County against the Company and certain current and former officers and directors. This lawsuit seeks to recover or cancel compensation awarded to the Company’s executive officers in 2004, and asserts claims for breach of fiduciary duty, waste and unjust enrichment. On July 21, 2006, the Court granted defendants’ motion to dismiss based on plaintiff’s failure to make pre-suit demand on Merck’s Board of Directors and denied plaintiff’s request for leave to amend. Thus, this case has been terminated.

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

As previously disclosed, on August 20, 2004, the United States District Court for the District of New Jersey granted a motion by the Company, Medco Health Solutions, Inc. (“Medco Health”) and certain officers and directors to dismiss a shareholder derivative action involving claims related to the Company’s revenue recognition practice for retail co-payments paid by individuals to whom Medco Health provides pharmaceutical benefits as well as other allegations. The complaint was dismissed with prejudice. Plaintiffs appealed the decision. On December 15, 2005, the U.S. Court of Appeals for the Third Circuit upheld most of the District Court’s decision dismissing the suit, and sent the issue of whether the Company’s Board of Directors properly refused the shareholder demand relating to the Company’s treatment of retail co-payments back to the District Court for reconsideration under a different legal standard. Plaintiffs moved to remand their action to state court on August 18, 2006, and the District Court granted that motion on February 1, 2007. The shareholder derivative suit is currently pending before the Superior Court of New Jersey, Chancery Division, Hunterdon County.

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

Three notices of appeal were filed and the appellate court heard oral argument in May 2005. On December 8, 2005, the appellate court issued a decision vacating the district court’s judgment and remanding the cases to the district court to allow the district court to resolve certain jurisdictional issues. A hearing was held to address such issues on February 24, 2006. The District Court issued a ruling on August 10, 2006 resolving such jurisdictional issues in favor of the settling plaintiffs. The class members and other party that had previously appealed the District Court’s judgment have renewed their appeals. The renewed appeals are presently being briefed.

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

In management’s opinion, the liabilities for all environmental matters that are probable and reasonably estimable have been accrued and totaled $129.0 million and $100.4 million at December 31, 2006 and 2005, respectively. These liabilities are undiscounted, do not consider potential recoveries from insurers or other parties and will be paid out over the periods of remediation for the applicable sites, which are expected to occur primarily over the next 15 years. Although it is not possible to predict with certainty the outcome of these matters, or the ultimate costs of remediation, management does not believe that any reasonably possible expenditures that may be incurred in excess of the liabilities accrued should exceed $62.0 million in the aggregate. Management also does not believe that these expenditures should result in a material adverse effect on the Company’s financial position, results of operations, liquidity or capital resources for any year.

12.	Preferred Stock of Subsidiary Companies

In December 2004, the Company redeemed variable-rate preferred units of a subsidiary at $1.5 billion of par value plus accrued dividends. Because these preferred securities were held at the subsidiary level, they were previously included in Minority interests in the consolidated financial statements.

In connection with the 1998 restructuring of AMI (see Note 9), the Company assumed a $2.4 billion par value preferred stock obligation with a dividend rate of 5% per annum, which is carried by KBI and included in Minority interests. While a small portion of the preferred stock carried by KBI is convertible into KBI common shares, none of the preferred securities are convertible into the Company’s common shares and, therefore, they are not included as common shares issuable for purposes of computing Earnings per common share assuming dilution (see Note 18).

13.	Stockholders’ Equity

Other paid-in capital increased by $266.5 million in 2006 and $30.2 million in 2005, and decreased by $86.8 million in 2004. The changes primarily reflect the impact of shares issued upon exercise of stock options and related income tax benefits, as well as the issuance of restricted shares. In addition, the increase in 2006 reflects the impact of recognizing share-based compensation expense as a result of the adoption of FAS 123R (see Note 14).

A summary of treasury stock transactions (shares in millions) is as follows:

	2006		2005		2004
	Shares	Cost	Shares	Cost	Shares	Cost

Balance, January 1	794.3	$26,984.4	767.6	$26,191.8	754.5	$25,617.5
Purchases	26.4	1,002.3	33.2	1,015.3	24.9	974.6
Issuances(1)	(12.3)	(419.3)	(6.5)	(222.7)	(11.8)	(400.3)

Balance, December 31	808.4	$27,567.4	794.3	$26,984.4	767.6	$26,191.8

(1)	Issued primarily under stock option plans.

At December 31, 2006 and 2005, 10 million shares of preferred stock, without par value, were authorized; none were issued.

14.	Share-Based Compensation Plans

The Company has share-based compensation plans under which employees, non-employee directors and employees of certain of the Company’s equity method investees may be granted options to purchase shares of Company common stock at the fair market value at the time of grant. In addition to stock options, the Company grants performance share units (“PSUs”) and restricted stock units (“RSUs”) to certain management level employees. These plans were approved by the Company’s shareholders. At December 31, 2006, 187.7 million shares were authorized for future grants under the Company’s share-based compensation plans. The Company settles employee share-based compensation awards primarily with treasury shares.

Employee stock options are granted to purchase shares of Company stock at the fair market value at the time of grant. These awards generally vest one-third each year over a three-year period, with a contractual term of 10 years. RSUs are stock awards that are granted to employees and entitle the holder to shares of common stock as the awards vest, as well as non-forfeitable dividend equivalents. The fair value of the awards is determined and fixed on the grant date based on the Company’s stock price. PSUs are stock awards where the ultimate number of shares issued will be contingent on the Company’s performance against a pre-set objective or set of objectives. The fair value of each PSU is determined on the date of grant based on the Company’s stock price. Over the performance period, the number of shares of stock that are expected to be issued will be adjusted based on the probability of achievement of a performance target and final compensation expense will be recognized based on the ultimate number of shares issued. The Company did not recognize compensation expense in connection with PSU’s in 2006, 2005 or 2004. Both PSU and RSU payouts will be in shares of Company stock after the end of a three-year period, subject to the terms applicable to such awards.

Effective January 1, 2006, the Company adopted FAS 123R. Employee share-based compensation expense was previously recognized using the intrinsic value method which measures share-based compensation expense as the amount at which the market price of the stock at the date of grant exceeds the exercise price. FAS 123R requires the recognition of the fair value of share-based compensation in net income, which the Company recognizes on a straight-line basis over the requisite service period. Additionally, the Company elected the modified prospective transition method for adopting FAS 123R, and therefore, prior periods were not retrospectively adjusted. Under this method, the provisions for FAS 123R apply to all awards granted or modified after January 1, 2006. In addition, the unrecognized expense of awards that have not yet vested at the date of adoption are recognized in net income in the relevant period after the date of adoption. Also effective January 1, 2006, the Company adopted FASB Staff Position 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which provides the Company an optional short cut method for calculating the historical pool of windfall tax benefits upon adopting FAS 123R.

The following table provides amounts of share-based compensation cost recorded in the Consolidated Statement of Income (substantially all of the 2005 and 2004 amounts were related to RSUs):

Years Ended December 31	2006	2005	2004

Pre-tax share-based compensation expense	$312.5	$48.0	$25.7
Income tax benefits	(98.5)	(16.8)	(9.0)

Total share-based compensation expense, net of tax	$214.0	$31.2	$16.7

As a result of the adoption of FAS 123R, effective January 1, 2006, the incremental impact on the Company’s share-based compensation expense reduced the Company’s results of operations as follows:

Year Ended December 31	2006

Income Before Taxes	$227.8
Net Income	$159.0
Earnings per Common Share Assuming Dilution	$0.07

FAS 123R requires the Company to present pro forma information for periods prior to the adoption as if the Company had accounted for employee share-based compensation under the fair value method of that Statement. For purposes of pro forma disclosure, the estimated fair value of awards at the date of grant, including those granted to retirement-eligible employees, is amortized to expense over the requisite service period. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value method for recognizing employee share-based compensation for the years ended December 31, 2005 and 2004:

Years Ended December 31	2005	2004

Net income, as reported	$4,631.3	$5,830.1
Compensation expense, net of tax:
Reported	31.2	16.7
Fair value method	(357.1)	(491.8)

Pro forma net income	$4,305.4	$5,355.0

Earnings per common share:
Basic - as reported	$2.11	$2.63
Basic - pro forma	$1.96	$2.41
Assuming dilution - as reported	$2.10	$2.62
Assuming dilution - pro forma	$1.96	$2.40

The pro forma amounts and the fair value of each option grant were estimated on the date of grant using the Black-Scholes option pricing model. Upon the adoption of FAS 123R, compensation expense is being recognized immediately for awards granted to retirement-eligible employees or over the period from the grant date to the date retirement eligibility is achieved. This approach is known as the non-substantive vesting period approach. If the Company had been applying this approach for stock options granted to retirement-eligible employees, the effect on pro forma earnings per share assuming dilution for the years ended December 31, 2005 and 2004, as provided in the above table, would not have been significant.

In 2005 and 2004, pro forma compensation expense was calculated using the Black-Scholes model utilizing assumptions based on historical data, such that expense was determined using separate expected term assumptions for each vesting tranche. As a result, pro forma compensation expense for any stock options granted after January 1, 2004 but prior to January 1, 2006 was calculated using the accelerated amortization method prescribed in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Upon adoption of FAS 123R, effective January 1, 2006, the Company recognizes compensation expense using the straight-line method.

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

The weighted average fair value of options granted in 2006, 2005 and 2004 was $7.25, $6.66 and $10.50 per option, respectively, and were determined using the following assumptions:

Year Ended December 31	2006	2005	2004

Expected dividend yield	4.2%	4.8%	3.4%
Risk-free interest rate	4.6%	4.0%	3.1%
Expected volatility	26%	32%	30%
Expected life (years)	5.7	5.7	5.7

Summarized information relative to the Company’s stock option plans (options in thousands) is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Options	Price	Term	($000s)

Balance at December 31, 2005	250,088.0	$54.52
Granted	33,524.2	36.10
Exercised	(12,256.8)	30.18
Forfeited	(16,018.7)	56.77

Outstanding at December 31, 2006	255,336.7	$53.13	5.11	$666,620.3

Exercisable at December 31, 2006	193,798.7	$58.33	3.35	$182,489.1

Additional information pertaining to the Company’s stock option plans is provided in the table below:

Year Ended December 31	2006	2005	2004

Total intrinsic value of stock options exercised	$67.3	$58.8	$278.9
Fair value of stock options vested	$857.4	$949.3	$900.7
Cash received from the exercise of stock options	$369.9	$136.5	$240.3

A summary of the Company’s nonvested RSUs and PSUs (shares in thousands) at December 31, 2006, is as follows:

	RSUs		PSUs
		Weighted		Weighted
		Average		Average
	Number	Grant Date	Number	Grant Date
	of Shares	Fair Value	of Shares	Fair Value

Nonvested at December 31, 2005	4,765.1	$35.93	1,022.2	$39.73
Granted	1,583.9	35.44	523.3	35.14
Vested	(76.7)	34.68	-	-
Forfeited	(271.7)	35.19	(168.7)	34.75

Nonvested at December 31, 2006	6,000.6	$35.85	1,376.8	$38.59

At December 31, 2006, there was $273.8 million of total pre-tax unrecognized compensation expense related to nonvested stock options, RSU and PSU awards which will be recognized over a weighted average period of 2.0 years. For segment reporting, share-based compensation is recorded in unallocated expense.

15.	Pension and Other Postretirement Benefit Plans

The Company has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. Pension benefits in the United States are based on a formula that considers final average pay and years of credited service. In addition, the Company provides medical, dental and life insurance benefits, principally to its eligible U.S. retirees and similar benefits to their dependents, through its other postretirement benefit plans. The Company uses a December 31 measurement date for substantially all of its pension plans and for its other postretirement benefit plans.

The net cost for the Company’s pension and other postretirement benefit plans consisted of the following components:

	Pension Benefits			Other Postretirement Benefits
Years Ended December 31	2006	2005	2004	2006	2005	2004

Service cost	$363.7	$338.8	$307.7	$91.3	$87.9	$86.0
Interest cost	341.3	310.6	286.0	100.1	106.0	105.7
Expected return on plan assets	(436.8)	(400.7)	(367.7)	(112.6)	(103.0)	(89.4)
Net amortization	169.4	156.1	130.0	1.9	22.0	31.0
Termination benefits	29.7	32.0	18.4	3.6	6.5	3.1
Curtailments	-	9.1	-	(2.6)	0.7	(12.3)
Settlements	14.7	(4.2)	23.0	-	-	-

Net pension and postretirement cost	$482.0	$441.7	$397.4	$81.7	$120.1	$124.1

The net pension cost attributable to U.S. plans included in the above table was $327.2 million in 2006, $295.3 million in 2005 and $283.0 million in 2004.

The cost of health care and life insurance benefits for active employees was $311.6 million in 2006, $324.6 million in 2005 and $295.3 million in 2004.

In connection with the Company’s restructuring actions (see Note 4), Merck recorded termination charges in 2006, 2005 and 2004 on its pension and other postretirement benefit plans related to expanded eligibility for certain employees exiting the Company. Also, in connection with these restructuring activities, the Company recorded curtailment losses in 2005 on its pension and other postretirement benefit plans.

In 2006 and 2004, amendments that changed participant contributions and the service recognized for eligibility for other postretirement benefit plans generated curtailment gains.

In addition, the Company recorded settlement losses in 2006 and 2004 and a settlement gain in 2005 on certain of its domestic pension plans resulting from employees electing to receive their pension benefits as lump sum payments.

Effective December 31, 2006, the Company adopted FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106 and 132R (“FAS 158”), except for the requirement to measure plan assets and benefit obligations as of the Company’s fiscal year end, which is effective as of December 31, 2008. FAS 158 required the Company to fully recognize the funded status of its benefit plans. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. Previously unrecognized net losses and unrecognized plan changes are recognized as a component of AOCI at December 31, 2006 (see Note 19).

The effects of applying FAS 158 at December 31, 2006 were as follows:

	Before		After
	Application of	FAS 158	Application of
	FAS 158	Adjustments	FAS 158

Prepaid expenses and taxes	$1,417.4	$15.6	$1,433.0
Other assets	7,193.2	(1,211.4)	5,981.8
Accrued and other current liabilities	(6,654.4)	1.1	(6,653.3)
Deferred income taxes and noncurrent liabilities	(6,309.4)	(20.9)	(6,330.3)
Accumulated other comprehensive income (loss)	(51.3)	1,215.6	1,164.3

Summarized information about the changes in plan assets and benefit obligation, the funded status and the amounts recorded at December 31, 2006 and 2005 is as follows:

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005

Fair value of plan assets at January 1	$6,070.6	$5,480.9	$1,277.4	$1,165.3
Actual return on plan assets	955.7	391.6	209.9	101.9
Company contributions	494.4	497.7	36.5	46.3
Benefits paid from plan assets	(468.8)	(306.2)	(39.6)	(36.1)
Other	4.8	6.6	-	-

Fair value of plan assets at December 31	$7,056.7	$6,070.6	$1,484.2	$1,277.4

Benefit obligation at January 1	$6,523.5	$5,879.5	$1,816.6	$1,892.4
Service cost	363.7	338.8	91.3	87.9
Interest cost	341.3	310.6	100.1	106.0
Actuarial losses (gains)	150.7	286.3	(16.0)	(29.3)
Benefits paid	(502.1)	(329.1)	(62.0)	(88.5)
Plan amendments	11.3	18.2	(111.8)	(159.1)
Curtailments	(22.7)	(12.2)	-	0.7
Termination benefits	29.7	32.0	3.6	6.5
Other	31.4	(0.6)	-	-

Benefit obligation at December 31	$6,926.8	$6,523.5	$1,821.8	$1,816.6

Funded status at December 31	$129.9	$(452.9)	$(337.6)	$(539.2)

Unrecognized net loss	$-	$2,300.3	$-	$682.7
Unrecognized plan changes	-	85.4	-	(338.9)

Net amount recorded	$129.9	$1,932.8	$(337.6)	$(195.4)

Recognized as:
Other assets	$915.7	$2,347.4	$376.5	$-
Accrued and other current liabilities	(20.0)	(8.0)	(24.6)	(24.9)
Deferred income taxes and noncurrent liabilities	(765.8)	(439.3)	(689.5)	(170.5)
Accumulated other comprehensive loss	-	32.7	-	-

The fair value of U.S. pension plan assets included in the preceding table was $4.4 billion in 2006 and $3.8 billion in 2005. The pension benefit obligation of U.S. plans included in this table was $4.2 billion in 2006 and $4.1 billion in 2005.

The weighted average asset allocations of the investment portfolio for the pension and other postretirement benefit plans at December 31 are as follows:

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005

U.S. equities	39%	39%	56%	54%
International equities	34%	33%	28%	29%
Fixed-income investments	22%	19%	15%	15%
Real estate and other investments	4%	3%	0%	0%
Cash and cash equivalents	1%	6%	1%	2%

	100%	100%	100%	100%

The target investment portfolios for the Company’s pension plans are determined by country based on the nature of the liabilities and considering the demographic composition of the plan participants (average age, years of service and active versus retiree status) and in accordance with local regulations. The weighted average target allocation was 38% in U.S. equities, 34% in international equities, 23% in fixed-income investments, 4% in real estate and other investments, and 1% in cash and cash equivalents. Other investments include insurance contracts for certain international pension plans.

The target investment portfolio for the Company’s other postretirement benefit plans is allocated 45% to 60% in U.S. equities, 20% to 30% in international equities, 15% to 20% in fixed-income investments, and up to 8% in cash and other investments. The portfolio’s asset allocation is consistent with the long-term nature of the plans’ benefit obligation, and is well diversified among the asset classes in which the portfolio invests.

Contributions to the pension plans and other postretirement benefit plans during 2007 are expected to be $115.0 million and $81.0 million, respectively.

Expected benefit payments are as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits

2007	$239.4	$76.4
2008	261.3	81.8
2009	280.6	88.1
2010	300.7	94.6
2011	336.0	101.3
2012 - 2016	2,185.6	611.5

Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include estimated future employee service.

At December 31, 2006 and 2005, the accumulated benefit obligation was $5.4 billion and $5.0 billion, respectively, for all pension plans and $3.2 billion and $3.1 billion, respectively, for U.S. pension plans. The Company recorded a minimum pension liability, representing the extent to which the accumulated benefit obligation exceeded plan assets for certain of the Company’s pension plans, of $29.9 million prior to the adoption of FAS 158 at December 31, 2006, and had a minimum pension liability of $34.5 million at December 31, 2005.

For pension plans with benefit obligations in excess of plan assets at December 31, 2006 and 2005, the fair value of plan assets was $785.3 million and $695.3 million, respectively, and the benefit obligation was $1.6 billion and $1.5 billion, respectively. For those plans with accumulated benefit obligations in excess of plan assets at

December 31, 2006 and 2005, the fair value of plan assets was $187.1 million and $144.8 million, respectively, and the accumulated benefit obligation was $535.2 million and $456.5 million, respectively.

Effective with the adoption of FAS 158, net loss amounts, which reflect experience differentials primarily relating to differences between expected and actual returns on plan assets as well as the effects of changes in actuarial assumptions, are recorded as a component of AOCI. Net loss amounts in excess of certain thresholds are amortized into net pension and other postretirement benefit cost over the average remaining service life of employees. The estimated net loss and prior service cost (credit) amounts that will be amortized from AOCI into net pension and postretirement benefit cost during 2007 are $123.1 million and $11.2 million, respectively, for pension plans and are $25.4 million and $(43.4) million, respectively, for other postretirement benefit plans.

The Company reassesses its benefit plan assumptions on a regular basis. The weighted average assumptions used in determining pension plan and U.S. pension and other postretirement benefit plan information are as follows:

				U.S. Pension and Other
				Postretirement
	Pension Plans			Benefit Plans
December 31	2006	2005	2004	2006	2005		2004

Net cost

Discount rate	5.15%	5.40%	5.65%	5.75%	6.00	%(1)	6.25%
Expected rate of return on plan assets	7.65%	7.65%	7.70%	8.75%	8.75%		8.75%
Salary growth rate	4.20%	4.10%	4.10%	4.50%	4.50%		4.50%

Benefit obligation

Discount rate	5.35%	5.15%	5.40%	6.00%	5.75%		6.00%
Salary growth rate	4.20%	4.20%	4.10%	4.50%	4.50%		4.50%

(1)	5.75% used for other postretirement benefit plans.

The expected rate of return for both the pension and other postretirement benefit plans represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid and is determined on a country basis. In developing the expected rate of return within each country, the long-term historical returns data is considered as well as actual returns on the plan assets and other capital markets experience. Using this reference information, the long-term return expectations for each asset category and a weighted average expected return for each country’s target portfolio is developed, according to the allocation among those investment categories. The expected portfolio performance reflects the contribution of active management as appropriate. For 2007, the Company’s expected rate of return of 8.75% will remain unchanged from 2006 for its U.S. pension and other postretirement benefit plans.

The health care cost trend rate assumptions for other postretirement benefit plans are as follows:

December 31	2006	2005

Health care cost trend rate assumed for next year	9.0%	9.0%
Rate to which the cost trend rate is assumed to decline	5.0%	5.0%
Year that the trend rate reaches the ultimate trend rate	2014	2013

A one percentage point change in the health care cost trend rate would have had the following effects:

	One Percentage Point
	Increase	Decrease

Effect on total service and interest cost components	$35.5	$(28.2)
Effect on benefit obligation	$272.5	$(222.8)

16.	Other (Income) Expense, Net

Years Ended December 31	2006	2005	2004

Interest income	$(764.3)	$(480.9)	$(300.1)
Interest expense	375.1	385.5	293.7
Exchange gains	(25.0)	(16.1)	(18.4)
Minority interests	120.5	121.8	154.2
Other, net	(89.0)	(120.5)	(473.4)

	$(382.7)	$(110.2)	$(344.0)

The increase in interest income reflects interest income generated from the Company’s investment portfolio derived from higher interest rates and higher average investment portfolio balances. Interest paid was $387.5 million in 2006, $354.1 million in 2005 and $284.6 million in 2004.

The reduced minority interest in 2005 is attributable to the redemption of subsidiary variable-rate preferred units (see Note 12). Other, net in 2004 primarily reflects a $176.8 million gain from the sale of the Company’s 50% equity stake in its European joint venture with Johnson & Johnson, as well as realized gains on the Company’s investment portfolio.

17.	Taxes on Income

A reconciliation between the Company’s effective tax rate and the U.S. statutory rate is as follows:

	2006	Tax Rate
	Amount	2006	2005	2004

U.S. statutory rate applied to income before taxes	$2,177.5	35.0%	35.0%	35.0%
Differential arising from:
Foreign earnings	(1,024.1)	(16.5)	(12.8)	(10.0)
Tax exemption for Puerto Rico operations	(87.6)	(1.4)	(1.3)	(1.6)
Acquired research	266.9	4.3	-	0.5
State taxes	129.6	2.1	2.5	1.3
AJCA	-	-	10.4	-
Other	325.3	5.2	3.3	1.9

	$1,787.6	28.7%	37.1%	27.1%

Other includes the tax effect of minority interests, contingency reserves, research credits, export incentives and miscellaneous items. Domestic companies contributed approximately 34% in 2006, 43% in 2005 and 36% in 2004 to consolidated Income before taxes.

Taxes on income consisted of:

Years Ended December 31	2006	2005	2004

Current provision
Federal	$1,618.4	$1,688.1	$1,429.1
Foreign	458.3	739.6	530.9
State	241.1	295.9	163.8

	2,317.8	2,723.6	2,123.8

Deferred provision
Federal	(374.1)	97.0	95.6
Foreign	(130.3)	(134.0)	(32.3)
State	(25.8)	46.0	(14.4)

	(530.2)	9.0	48.9

	$1,787.6	$2,732.6	$2,172.7

Deferred income taxes at December 31 consisted of:

	2006		2005
	Assets	Liabilities	Assets	Liabilities

Other intangibles	$27.3	$344.1	$36.0	$158.2
Inventory related	455.2	177.7	628.1	266.9
Accelerated depreciation	-	1,262.2	-	1,539.1
Advance payment	338.6	-	338.6	-
Equity investments	142.4	863.8	104.5	676.1
Pensions and OPEB	281.9	188.9	151.3	789.9
Compensation related	249.1	-	151.9	-
Vioxx legal defense costs reserve	306.8	-	241.1	-
Net operating losses	448.4	-	314.9	-
Other	1,404.0	269.2	1,208.9	426.3

Subtotal	3,653.7	3,105.9	3,175.3	3,856.5
Valuation allowance	(101.8)	-	(17.6)	-

Total deferred taxes	$3,551.9	$3,105.9	$3,157.7	$3,856.5

Net deferred income taxes	$446.0			$698.8

Recognized as:
Prepaid expenses and taxes	$1,177.7		$662.2
Other assets	183.7		68.5
Income taxes payable		$62.8		$159.7
Deferred income taxes and noncurrent liabilities		852.6		1,269.8

The Company has net operating loss (“NOL”) carryforwards in a number of jurisdictions, the most significant of which is the United Kingdom with NOL carryforwards of $182.8 million which have no expiration date. The valuation allowance in both years primarily relates to certain Canadian NOL carryforwards resulting from a legal entity reorganization.

Income taxes paid in 2006, 2005 and 2004 were $2.4 billion, $1.7 billion and $1.9 billion, respectively. Stock option exercises did not have a significant impact on taxes paid in 2006 or 2005. Stock option exercises reduced income taxes paid in 2004 by $121.7 million.

As previously disclosed, the Internal Revenue Service (“IRS”) has been examining the Company’s tax returns for the years 1993 to 2001 and had issued notices of deficiency with respect to a partnership transaction entered into in 1993, and two minority interest equity financings entered into in 1995 and 2000, respectively. The IRS has recently concluded its examination of the years 1993-2001 and will issue a Final Revenue Agents Report in the first quarter. On February 13, 2007, the Company entered into closing agreements with the IRS covering several specific items, including the 1993 partnership transaction and the 1995 and 2000 minority interest equity financings. Under the terms of the closing agreements, the Company expects to make a payment of approximately $2.85 billion in the first quarter of 2007. This payment will be offset during 2007 by (i) a tax refund of $150 million for amounts previously paid related to these matters and (ii) a $400 million federal tax benefit related to interest included in the payment, resulting in a net cash cost to the Company of approximately $2.3 billion. The Company has previously established reserves for these matters and while the conclusion of the IRS examination, including the closing agreements, does not have a material effect on the Company’s results of operations, financial position or liquidity, it will have a material adverse effect on the Company’s cash flow for the first quarter of 2007 when the payment is made. The impact for years subsequent to 2001 of the partnership transaction and the minority interest equity financings is included in the closing agreements although those years remain open in all other respects.

As previously disclosed, Merck’s Canadian tax returns for the years 1998 through 2004 are being examined by the Canada Revenue Agency (“CRA”). On October 10, 2006, CRA issued the Company a notice of reassessment containing adjustments related to certain intercompany pricing matters which result in additional tax due of approximately $1.4 billion (U.S. dollars) plus interest of $360 million (U.S. dollars). The Company disagrees with the positions taken by CRA and believes they are without merit. The Company intends to contest the assessment through the CRA appeals process and the courts if necessary. In connection with the appeals process, in the notice of reassessment, the Company is required to post a deposit of up to one half of the tax and interest assessed. During January 2007, the Company pledged collateral consisting of cash and cash equivalents of $802 million to a financial institution which provided a Letter of Guarantee to the CRA. Management believes that resolution of these matters will not have a material adverse effect on the Company’s financial position or liquidity. However, an unfavorable resolution could have a material adverse effect on the Company’s results of operations or cash flows in the quarter in which an adjustment is recorded or the tax is due.

As previously disclosed, in October 2004, the AJCA was signed into law. The AJCA created temporary incentives for U.S. multinationals to repatriate accumulated income earned outside the United States as of December 31, 2002. In accordance with the AJCA, the Company repatriated $15.9 billion during 2005. The Company recorded an income tax charge of $766.5 million in Taxes on Income in 2005 related to this repatriation, $185 million of which was paid in 2005 and the remainder was paid in the first quarter of 2006. This charge was partially offset by a $100 million benefit associated with a decision to implement certain tax planning strategies. The Company has not changed its intention to indefinitely reinvest accumulated earnings earned subsequent to December 31, 2002. At December 31, 2006, foreign earnings of $12.5 billion have been retained indefinitely by subsidiary companies for reinvestment. No provision will be made for income taxes that would be payable upon the distributions of such earnings and it is not practicable to determine the amount of the related unrecognized deferred income tax liability. In addition, the Company has subsidiaries operating in Puerto Rico and Singapore under tax incentive grants that expire in 2015 and 2026, respectively.

18.	Earnings per Share

The weighted average common shares used in the computations of basic earnings per common share and earnings per common share assuming dilution (shares in millions) are as follows:

Years Ended December 31	2006	2005	2004

Average common shares outstanding	2,177.6	2,197.0	2,219.0
Common shares issuable(1)	10.1	3.4	7.4

Average common shares outstanding assuming dilution	2,187.7	2,200.4	2,226.4

(1)	Issuable primarily under share-based compensation plans.

In 2006, 2005 and 2004, 222.5 million, 242.4 million and 233.1 million common shares issuable under the Company’s share-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.

19.	Comprehensive Income

The components of Other comprehensive income (loss) are as follows:

	Pretax(1)	Tax	After Tax

Year Ended December 31, 2006

Net unrealized loss on derivatives	$(111.2)	$45.2	$(66.0)
Net loss realization	25.5	(10.4)	15.1

Derivatives	(85.7)	34.8	(50.9)

Net unrealized gain on investments	33.9	(7.8)	26.1
Net loss realization	0.2	(0.2)	-

Investments	34.1	(8.0)	26.1

Minimum pension liability	34.8	(12.3)	22.5

Cumulative translation adjustment related to equity investees	29.0	(10.1)	18.9

	$12.2	$4.4	$16.6

Year Ended December 31, 2005

Net unrealized gain on derivatives	$93.6	$(38.3)	$55.3
Net loss realization	44.0	(18.0)	26.0

Derivatives	137.6	(56.3)	81.3

Net unrealized loss on investments	(23.5)	1.6	(21.9)
Net loss realization	71.1	1.1	72.2

Investments	47.6	2.7	50.3

Minimum pension liability	(11.9)	4.9	(7.0)

Cumulative translation adjustment related to equity investees	(40.6)	14.2	(26.4)

	$132.7	$(34.5)	$98.2

	Pretax(1)	Tax	After Tax

Year Ended December 31, 2004

Net unrealized loss on derivatives	$(117.8)	$48.2	$(69.6)
Net loss realization	64.2	(26.3)	37.9

Derivatives	(53.6)	21.9	(31.7)

Net unrealized loss on investments	(38.4)	(9.6)	(48.0)
Net income realization	(89.7)	36.8	(52.9)

Investments	(128.1)	27.2	(100.9)

Minimum pension liability	(7.2)	2.3	(4.9)

Cumulative translation adjustment related to equity investees	40.2	(14.1)	26.1

	$(148.7)	$37.3	$(111.4)

(1)	Net of applicable minority interest.

The components of Accumulated other comprehensive income (loss) are as follows:

December 31	2006	2005

Net unrealized (loss) gain on derivatives	$(35.3)	$15.6
Net unrealized gain on investments	85.6	59.5
Minimum pension liability	-	(22.5)
Pension plan net loss	(1,103.7)	-
Other postretirement benefit plan net loss	(315.1)	-
Pension plan changes	(57.8)	-
Other postretirement benefit plan changes	243.4	-
Cumulative translation adjustment related to equity investees	18.6	(0.3)

	$(1,164.3)	$52.3

At December 31, 2006, $21.8 million of the net unrealized loss on derivatives is associated with options maturing in the next 12 months, which hedge anticipated foreign currency denominated sales over that same period.

20.	Segment Reporting

The Company’s operations are principally managed on a products basis and are comprised of two reportable segments: the Pharmaceutical segment and the Vaccines segment. During the fourth quarter of 2006, the Vaccines segment, previously included in All Other, met the reportable segment criteria pursuant to FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. All prior periods have been recast to reflect Vaccines as a reportable segment.

The Pharmaceutical segment includes human health pharmaceutical products marketed either directly or through joint ventures. These products consist of therapeutic and preventive agents, sold by prescription, for the treatment of human disorders. Merck sells these human health pharmaceutical products primarily to drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations and other institutions. The Vaccines segment includes human health vaccine products marketed either directly or through a joint venture. These products consist of preventative pediatric, adolescent and adult vaccines, primarily administered at physician offices. Merck sells these human health vaccines primarily to physicians, wholesalers, physician distributors and government entities. The Vaccines segment includes the vast majority of the Company’s vaccine sales, but excludes certain sales of vaccines by non-U.S. subsidiaries managed by and included in the Pharmaceutical segment. A large component of the pediatric and adolescent vaccines is funded by the U.S. government through the U.S. Centers for Disease Control and Prevention Vaccines for Children Program.

All Other includes other non-reportable human and animal health segments. The accounting policies for the segments described above are the same as those described in Note 2. Revenues and profits for these segments are as follows:

	Pharmaceutical	Vaccines(1)	All Other	Total

Year Ended December 31, 2006

Segment revenues	$20,374.8	$1,705.5	$162.1	$22,242.4
Segment profits	13,649.4	892.8	380.7	14,922.9
Included in segment profits:
Equity income from affiliates	1,673.1	72.4	315.2	2,060.7
Depreciation and amortization	(153.0)	(5.0)	-	(158.0)

Year Ended December 31, 2005

Segment revenues	$20,678.8	$984.2	$161.8	$21,824.8
Segment profits	13,157.9	767.0	355.5	14,280.4
Included in segment profits:
Equity income from affiliates	1,006.5	108.9	290.1	1,405.5
Depreciation and amortization	(148.8)	(4.2)	-	(153.0)

Year Ended December 31, 2004

Segment revenues	$21,591.0	$972.8	$185.1	$22,748.9
Segment profits	13,560.3	881.4	278.2	14,719.9
Included in segment profits:
Equity income from affiliates	512.8	111.3	196.4	820.5
Depreciation and amortization	(151.8)	(4.3)	-	(156.1)

(1)	In accordance with segment reporting requirements, Vaccines segment revenues exclude $153.9 million, $119.1 million and $97.5 million in 2006, 2005 and 2004, respectively, of vaccine sales by certain non-U.S. subsidiaries managed by and included in the Pharmaceutical segment.

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

A reconciliation of total segment revenues to consolidated Sales is as follows:

Years Ended December 31	2006	2005	2004

Segment revenues	$22,242.4	$21,824.8	$22,748.9
Other revenues	393.6	187.1	223.9

	$22,636.0	$22,011.9	$22,972.8

Other revenues are primarily comprised of miscellaneous corporate revenues, sales related to divested products or businesses and other supply sales not included in segment results.

Sales(1) of the Company’s products were as follows:

Years Ended December 31	2006	2005	2004

Singulair	$3,579.0	$2,975.6	$2,622.0
Cozaar/Hyzaar	3,163.1	3,037.2	2,823.7
Fosamax	3,134.4	3,191.2	3,159.7
Zocor	2,802.7	4,381.7	5,196.5
Primaxin	704.8	739.6	640.6
Cosopt/Trusopt	697.1	617.2	558.8
Proscar	618.5	741.4	733.1
Vasotec/Vaseretic	547.2	623.1	719.2
Cancidas	529.8	570.0	430.0
Maxalt	406.4	348.4	309.9
Propecia	351.8	291.9	270.2
Vioxx	-	-	1,489.3
Vaccines/Biologicals(2)	1,859.4	1,103.3	1,070.3
Other	4,241.8	3,391.3	2,949.5

	$22,636.0	$22,011.9	$22,972.8

(1)	Presented net of discounts and returns.

(2)	These amounts do not reflect sales of vaccines sold in most major European markets through the Company’s joint venture, Sanofi Pasteur MSD, the results of which are reflected in equity income from affiliates.

Other primarily includes sales of other human pharmaceuticals, pharmaceutical and animal health supply sales to the Company’s joint ventures and revenue from the Company’s relationship with AZLP, primarily relating to sales of Nexium and Prilosec. Revenue from AZLP was $1.8 billion, $1.7 billion and $1.5 billion in 2006, 2005 and 2004, respectively.

Consolidated revenues by geographic area where derived are as follows:

Years Ended December 31	2006	2005	2004

United States	$13,776.8	$12,766.6	$13,506.2
Europe, Middle East and Africa	4,977.1	5,203.5	5,440.8
Japan	1,479.0	1,637.9	1,668.2
Other	2,403.1	2,403.9	2,357.6

	$22,636.0	$22,011.9	$22,972.8

A reconciliation of total segment profits to consolidated Income before taxes is as follows:

Years Ended December 31	2006	2005	2004

Segment profits	$14,922.9	$14,280.4	$14,719.9
Other profits	256.7	175.3	24.6
Adjustments	516.3	615.3	481.3
Unallocated:
Interest income	764.3	480.9	300.1
Interest expense	(375.1)	(385.5)	(293.7)
Equity income from affiliates	233.7	311.6	187.7
Depreciation and amortization	(2,110.4)	(1,555.1)	(1,294.6)
Research and development	(4,782.9)	(3,848.0)	(4,010.2)
Other expenses, net	(3,204.1)	(2,711.0)	(2,112.3)

	$6,221.4	$7,363.9	$8,002.8

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

Long-lived assets(1) by geographic area where located is as follows:

Years Ended December 31	2006	2005	2004

United States	$11,542.7	$11,525.6	$11,894.5
Europe, Middle East and Africa	1,730.7	1,991.2	2,043.4
Japan	942.4	1,074.7	1,127.1
Other	1,353.8	1,411.1	1,413.6

	$15,569.6	$16,002.6	$16,478.6

(1)	Long-lived assets are comprised of property, plant and equipment, net; goodwill and intangible assets, net.

The Company does not disaggregate assets on a products and services basis for internal management reporting and, therefore, such information is not presented.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the
Board of Directors of Merck & Co., Inc.:

We have completed integrated audits of Merck & Co., Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of retained earnings, of comprehensive income and of cash flows present fairly, in all material respects, the financial position of Merck & Co., Inc. and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 14 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

As discussed in Note 15 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 27, 2007

(b)	Supplementary Data

Selected quarterly financial data for 2006 and 2005 are contained in the Condensed Interim Financial Data table below.

Condensed Interim Financial Data (Unaudited)

($ in millions except per share amounts)	4th Q(1),(2),(3)	3rd Q(2)	2nd Q(1),(3)	1st Q

2006(4),(5)

Sales	$6,044.2	$5,410.4	$5,771.7	$5,409.8
Materials and production costs	1,669.1	1,544.1	1,445.2	1,342.7
Marketing and administrative expenses	2,345.8	2,370.6	1,734.0	1,715.0
Research and development expenses	1,722.9	945.4	1,172.5	942.0
Restructuring costs	55.8	49.6	(6.9)	43.7
Equity income from affiliates	(584.2)	(595.4)	(611.3)	(503.4)
Other (income) expense, net	(77.1)	(134.7)	(70.1)	(100.6)
Income before taxes	911.9	1,230.8	2,108.3	1,970.4
Net income	473.9	940.6	1,499.3	1,520.0
Basic earnings per common share	$0.22	$0.43	$0.69	$0.70
Earnings per common share assuming dilution	$0.22	$0.43	$0.69	$0.69

2005(4)

Sales	$5,765.9	$5,416.2	$5,467.5	$5,362.2
Materials and production costs	1,478.8	1,238.8	1,160.6	1,271.4
Marketing and administrative expenses	2,139.1	1,661.4	1,749.5	1,605.5
Research and development expenses	1,112.0	942.6	946.8	846.6
Restructuring costs	228.9	79.8	5.8	7.8
Equity income from affiliates	(586.6)	(480.1)	(334.1)	(316.3)
Other (income) expense, net	(126.3)	(24.7)	14.0	26.5
Income before taxes	1,520.0	1,998.4	1,924.9	1,920.7
Net income	1,119.7	1,420.9	720.6	1,370.1
Basic earnings per common share	$0.51	$0.65	$0.33	$0.62
Earnings per common share assuming dilution	$0.51	$0.65	$0.33	$0.62

(1)	Amounts for 2006 include acquired research expenses associated with acquisitions.

(2)	Amounts for fourth and third quarter 2006 and fourth quarter 2005 include the impact of additional Vioxx legal defense reserves (see Note 11). Amounts for fourth quarter 2006 include the impact of Fosamax legal defense reserves (see Note 11).

(3)	Amounts for 2005 include the impact of the net tax charge primarily associated with the AJCA repatriation (see Note 17).

(4)	Amounts for 2006 and 2005 include the impact of restructuring actions (see Note 4).

(5)	Amounts for 2006 reflect the incremental impact of expensing stock options.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) are effective.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Act. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2006 based on criteria in Internal Control – Integrated Framework issued by COSO. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and PricewaterhouseCoopers LLP has issued a report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting.

There have been no changes in internal control over financial reporting for the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report

Management’s Responsibility For Financial Statements

Responsibility for the integrity and objectivity of the Company’s financial statements rests with management. The financial statements report on management’s stewardship of Company assets. These statements are prepared in conformity with generally accepted accounting principles and, accordingly, include amounts that are based on management’s best estimates and judgments. Nonfinancial information included in the Annual Report on Form 10-K has also been prepared by management and is consistent with the financial statements.

To assure that financial information is reliable and assets are safeguarded, management maintains an effective system of internal controls and procedures, important elements of which include: careful selection, training and development of operating and financial managers; an organization that provides appropriate division of responsibility; and communications aimed at assuring that Company policies and procedures are understood throughout the organization. A staff of internal auditors regularly monitors the adequacy and application of internal controls on a worldwide basis.

To ensure that personnel continue to understand the system of internal controls and procedures, and policies concerning good and prudent business practices, the Company periodically conducts the Management’s Stewardship Program for key management and financial personnel. This program reinforces the importance and understanding of internal controls by reviewing key corporate policies, procedures and systems. In addition, the Company has compliance programs, including an ethical business practices program to reinforce the Company’s long-standing commitment to high ethical standards in the conduct of its business.

The financial statements and other financial information included in the Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows. Our formal certification to the Securities and Exchange Commission is included in this Form 10-K filing. In addition, in May 2006, the Company submitted to the New York Stock Exchange (“NYSE”) a certificate of the CEO certifying that he was not aware of any violation by the Company of NYSE Corporate Governance Listing Standards.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2006 based on criteria in Internal Control — Integrated Framework issued by COSO. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and PricewaterhouseCoopers LLP has issued a report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, which is included herein.

Richard T. Clark Chief Executive Officer and President	Judy C. Lewent Executive Vice President and Chief Financial Officer

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The required information on directors and nominees is incorporated by reference from the discussion under Item 1. Election of Directors of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2007. Information on executive officers is set forth in Part I of this document on pages 36 through 39.

The required information on compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2007.

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

The required information on the identification of the audit committee and the audit committee financial expert is incorporated by reference from the discussion under the heading “Board Committees” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2007.

Item 11.	Executive Compensation.

The information required on executive compensation is incorporated by reference from the discussion under the headings “Compensation Discussion and Analysis”, “Summary Compensation Table”, “All Other Compensation — 2006” table, “Grants of Plan-Based Awards Table”, “Outstanding Equity Awards at Fiscal Year-End Table”, “Option Exercises and Stock Vested Table”, Retirement Plan Benefits and related “Pension Benefits” table, Nonqualified Deferred Compensation and related tables, Potential Payments on Termination or Change in Control, including the discussion under the subheadings “Separation”, “Separation Plan Payment and Benefit Estimates” table, “Individual Agreements”, “Change in Control” and “Change in Control Payment and Benefit Estimates” table, as well as all footnote information to the various tables, of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2007.

The required information on director compensation is incorporated by reference from the discussion under the heading “Director Compensation” and related “Director Compensation” table and “Schedule of Director Fees” table of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2007.

The required information under the headings “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” is incorporated by reference from the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to securities authorized for issuance under equity compensation plans is incorporated by reference from the discussion under the heading “Equity Compensation Plan Information” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2007. Information with respect to security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The required information on transactions with related persons is incorporated by reference from the discussion under the heading “Relationships with Outside Firms” and the discussion with respect to a loan to Dr. Kim under the subheading “Perquisities” of the “Compensation Discussion and Analysis” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2007.

The required information on director independence is incorporated by reference from the discussion under the heading “Independence of Directors” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2007.

Item 14.	Principal Accountant Fees and Services.

The information required for this item is incorporated by reference from the discussion under “Audit Committee” beginning with the caption “Pre-Approval Policy for Services of Independent Registered Public Accounting Firm” through “All Other Fees” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Form 10-K

1. Financial Statements

    Consolidated statement of income for the years ended December 31, 2006, 2005 and 2004

    Consolidated statement of retained earnings for the years ended December 31, 2006, 2005 and 2004

Consolidated statement of comprehensive income for the years ended December 31, 2006, 2005 and 2004

    Consolidated balance sheet as of December 31, 2006 and 2005

    Consolidated statement of cash flows for the years ended December 31, 2006, 2005 and 2004

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

3.	Exhibits

Exhibit
Number			Description

2.1		—	Master Restructuring Agreement dated as of June 19, 1998 between Astra AB, Merck & Co., Inc., Astra Merck Inc., Astra USA, Inc., KB USA, L.P., Astra Merck Enterprises, Inc., KBI Sub Inc., Merck Holdings, Inc. and Astra Pharmaceuticals, L.P. (Portions of this Exhibit are subject to a request for confidential treatment filed with the Commission) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

2.2		—	Agreement and Plan of Merger by and among Merck & Co., Inc., Spinnaker Acquisition Corp., a wholly owned subsidiary of Merck & Co., Inc. and Sirna Therapeutics, Inc., dated as of October 30, 2006 — Incorporated by reference to Current Report on Form 8-K dated October 30, 2006

3.1		—	Restated Certificate of Incorporation of Merck & Co., Inc. (October 1, 2004) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended September 30, 2004

3.2		—	By-Laws of Merck & Co., Inc. (as amended effective May 24, 2005) — Incorporated by reference to Current Report on Form 8-K dated May 24, 2005

4.1		—	Indenture, dated as of April 1, 1991, between Merck & Co., Inc. and Morgan Guaranty Trust Company of New York, as Trustee — Incorporated by reference to Exhibit 4 to Registration Statement on Form S-3 (No. 33-39349)

4.2		—	First Supplemental Indenture between Merck & Co., Inc. and First Trust of New York, National Association, as Trustee — Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-3 (No. 333-36383)

*10	.1	—	Executive Incentive Plan (as amended effective February 27, 1996) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1995

*10	.2	—	Base Salary Deferral Plan (as adopted on October 22, 1996, effective January 1, 1997) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1996

*10	.3	—	Merck & Co., Inc. Deferral Program (amended and restated as of September 28, 2006) — Incorporated by reference to Current Report on Form 8-K dated September 26, 2006

*10	.4	—	1996 Incentive Stock Plan (amended and restated as of December 19, 2006)

*10	.5	—	2001 Incentive Stock Plan (amended and restated as of December 19, 2006)

*10	.6	—	2004 Incentive Stock Plan (amended and restated as of December 19, 2006)

*10	.7	—	2007 Incentive Stock Plan (as amended effective December 19, 2006)

*10	.8	—	Merck & Co., Inc. Change in Control Separation Benefits Plan — Incorporated by reference to Current Report on Form 8-K dated November 23, 2004

*10	.9	—	Merck & Co., Inc. Separation Benefits Plan for Nonunion Employees (amended and restated effective as of July 11, 2006) — Incorporated by reference to Current Report on Form 8-K dated July 11, 2006

*10	.10	—	Non-Employee Directors Stock Option Plan (as amended and restated February 24, 1998) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1997

*10	.11	—	1996 Non-Employee Directors Stock Option Plan (as amended April 27, 1999) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1999

*10	.12	—	2001 Non-Employee Directors Stock Option Plan (as amended April 19, 2002) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 2002

Exhibit
Number			Description

*10	.13	—	2006 Non-Employee Directors Stock Option Plan (effective April 25, 2006; as amended and restated February 27, 2007)

*10	.14	—	Supplemental Retirement Plan (as amended effective January 1, 1995) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1994

*10	.15	—	Retirement Plan for the Directors of Merck & Co., Inc. (amended and restated June 21, 1996) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1996

*10	.16	—	Plan for Deferred Payment of Directors’ Compensation (amended and restated as of October 1, 2006) — Incorporated by reference to Current Report on Form 8-K dated September 26, 2006

*10	.17	—	Offer Letter between Merck & Co., Inc. and Peter S. Kim, dated December 15, 2000 — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 2003

*10	.18	—	Offer Letter between Merck & Co., Inc. and Peter Loescher, dated March 15, 2006 — Incorporated by reference to Form 10-Q Quarterly Report for the period ended March 31, 2006

*10	.19	—	Letter Agreement between Merck & Co., Inc. and Per Wold-Olsen, dated July 19, 2006 — Incorporated by reference to Current Report on Form 8-K dated July 28, 2006

*10	.20	—	Letter Agreement between Merck & Co., Inc. and Bradley T. Sheares, dated August 24, 2006

*10	.21	—	Letter Agreement between Merck & Co., Inc. and David W. Anstice, dated December 15, 2006

10.22		—	Amended and Restated License and Option Agreement dated as of July 1, 1998 between Astra AB and Astra Merck Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.23		—	KBI Shares Option Agreement dated as of July 1, 1998 by and among Astra AB, Merck & Co., Inc. and Merck Holdings, Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.24		—	KBI-E Asset Option Agreement dated as of July 1, 1998 by and among Astra AB, Merck & Co., Inc., Astra Merck Inc. and Astra Merck Enterprises Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.25		—	KBI Supply Agreement dated as of July 1, 1998 between Astra Merck Inc. and Astra Pharmaceuticals, L.P. (Portions of this Exhibit are subject to a request for confidential treatment filed with the Commission). — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.26		—	Second Amended and Restated Manufacturing Agreement dated as of July 1, 1998 among Merck & Co., Inc., Astra AB, Astra Merck Inc. and Astra USA, Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.27		—	Limited Partnership Agreement dated as of July 1, 1998 between KB USA, L.P. and KBI Sub Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.28		—	Distribution Agreement dated as of July 1, 1998 between Astra Merck Enterprises Inc. and Astra Pharmaceuticals, L.P. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.29		—	Agreement to Incorporate Defined Terms dated as of June 19, 1998 between Astra AB, Merck & Co., Inc., Astra Merck Inc., Astra USA, Inc., KB USA, L.P., Astra Merck Enterprises Inc., KBI Sub Inc., Merck Holdings, Inc. and Astra Pharmaceuticals, L.P. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.30		—	Form of Voting Agreement made and entered into as of October 30, 2006 by and between Merck & Co., Inc. and Sirna Therapeutics, Inc. — Incorporated by reference to Current Report on Form 8-K dated October 30, 2006

12		—	Computation of Ratios of Earnings to Fixed Charges

21		—	Subsidiaries of Merck & Co., Inc.

Exhibit
Number		Description

23	—	Consent of Independent Registered Public Accounting Firm — Contained on page 132 of this Report

24.1	—	Power of Attorney

24.2	—	Certified Resolution of Board of Directors

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

*	Management contract or compensatory plan or arrangement

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

Dated: February 28, 2007
MERCK & CO., INC.

By	RICHARD T. CLARK
(Chief Executive Officer and President)

By	CELIA A. COLBERT
Celia A. Colbert
(Attorney-in-Fact)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

RICHARD T. CLARK	Chief Executive Officer and President; Principal Executive Officer; Director	February 28, 2007
JUDY C. LEWENT	Executive Vice President and Chief Financial Officer; Principal Financial Officer	February 28, 2007
JOHN CANAN	Vice President, Controller; Principal Accounting Officer	February 28, 2007
LAWRENCE A. BOSSIDY	Director	February 28, 2007
WILLIAM G. BOWEN	Director	February 28, 2007
JOHNNETTA B. COLE	Director	February 28, 2007
WILLIAM B. HARRISON, JR.	Director	February 28, 2007
WILLIAM N. KELLEY	Director	February 28, 2007
ROCHELLE B. LAZARUS	Director	February 28, 2007
THOMAS E. SHENK	Director	February 28, 2007
ANNE M. TATLOCK	Director	February 28, 2007
SAMUEL O. THIER	Director	February 28, 2007
WENDELL P. WEEKS	Director	February 28, 2007
PETER C. WENDELL	Director	February 28, 2007

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
Celia A. Colbert
(Attorney-in-Fact)

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (Nos. 33-39349, 33-60322, 33-57421, 333-17045, 333-36383, 333-77569, 333-72546, 333-87034 and 333-118186) and on Form S-8 (Nos. 33-21087, 33-21088, 33-51235, 33-53463, 33-64273, 33-64665, 333-91769, 333-30526, 333-31762, 333-53246, 333-56696, 333-72206, 333-65796, 333-101519, 333-109296, 333-117737, 333-117738, 333-139561 and 333-139562) of Merck & Co., Inc. of our report dated February 27, 2007, relating to the consolidated financial statements, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which is incorporated by reference in this Annual Report on Form 10-K.

PricewaterhouseCoopers LLP

Florham Park, New Jersey
February 27, 2007

EXHIBIT INDEX

Exhibit
Number			Description

2.1		—	Master Restructuring Agreement dated as of June 19, 1998 between Astra AB, Merck & Co., Inc., Astra Merck Inc., Astra USA, Inc., KB USA, L.P., Astra Merck Enterprises, Inc., KBI Sub Inc., Merck Holdings, Inc. and Astra Pharmaceuticals, L.P. (Portions of this Exhibit are subject to a request for confidential treatment filed with the Commission) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998
2.2		—	Agreement and Plan of Merger by and among Merck & Co., Inc., Spinnaker Acquisition Corp., a wholly owned subsidiary of Merck & Co., Inc. and Sirna Therapeutics, Inc., dated as of October 30, 2006 — Incorporated by reference to Current Report on Form 8-K dated October 30, 2006
3.1		—	Restated Certificate of Incorporation of Merck & Co., Inc. (October 1, 2004) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended September 30, 2004
3.2		—	By-Laws of Merck & Co., Inc. (as amended effective May 24, 2005) — Incorporated by reference to Current Report on Form 8-K dated May 24, 2005
4.1		—	Indenture, dated as of April 1, 1991, between Merck & Co., Inc. and Morgan Guaranty Trust Company of New York, as Trustee — Incorporated by reference to Exhibit 4 to Registration Statement on Form S-3 (No. 33-39349)
4.2		—	First Supplemental Indenture between Merck & Co., Inc. and First Trust of New York, National Association, as Trustee — Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-3 (No. 333-36383)
*10	.1	—	Executive Incentive Plan (as amended effective February 27, 1996) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1995
*10	.2	—	Base Salary Deferral Plan (as adopted on October 22, 1996, effective January 1, 1997) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1996
*10	.3	—	Merck & Co., Inc. Deferral Program (amended and restated as of September 28, 2006) — Incorporated by reference to Current Report on Form 8-K dated September 26, 2006
*10	.4	—	1996 Incentive Stock Plan (amended and restated as of December 19, 2006)
*10	.5	—	2001 Incentive Stock Plan (amended and restated as of December 19, 2006)
*10	.6	—	2004 Incentive Stock Plan (amended and restated as of December 19, 2006)
*10	.7	—	2007 Incentive Stock Plan (as amended effective December 19, 2006)
*10	.8	—	Merck & Co., Inc. Change in Control Separation Benefits Plan — Incorporated by reference to Current Report on Form 8-K dated November 23, 2004
*10	.9	—	Merck & Co., Inc. Separation Benefits Plan for Nonunion Employees (amended and restated effective as of July 11, 2006) — Incorporated by reference to Current Report on Form 8-K dated July 11, 2006
*10	.10	—	Non-Employee Directors Stock Option Plan (as amended and restated February 24, 1998) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1997
*10	.11	—	1996 Non-Employee Directors Stock Option Plan (as amended April 27, 1999) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1999
*10	.12	—	2001 Non-Employee Directors Stock Option Plan (as amended April 19, 2002) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 2002
*10	.13	—	2006 Non-Employee Directors Stock Option Plan (effective April 25, 2006; as amended and restated February 27, 2007)
*10	.14	—	Supplemental Retirement Plan (as amended effective January 1, 1995) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1994
*10	.15	—	Retirement Plan for the Directors of Merck & Co., Inc. (amended and restated June 21, 1996) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1996
*10	.16	—	Plan for Deferred Payment of Directors’ Compensation (amended and restated as of October 1, 2006) — Incorporated by reference to Current Report on Form 8-K dated September 26, 2006

Exhibit
Number			Description

*10	.17	—	Offer Letter between Merck & Co., Inc. and Peter S. Kim, dated December 15, 2000 — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 2003
*10	.18	—	Offer Letter between Merck & Co., Inc. and Peter Loescher, dated March 15, 2006 — Incorporated by reference to Form 10-Q Quarterly Report for the period ended March 31, 2006
*10	.19	—	Letter Agreement between Merck & Co., Inc. and Per Wold-Olsen, dated July 19, 2006 — Incorporated by reference to Current Report on Form 8-K dated July 28, 2006
*10	.20	—	Letter Agreement between Merck & Co., Inc. and Bradley T. Sheares, dated August 24, 2006
*10	.21	—	Letter Agreement between Merck & Co., Inc. and David W. Anstice, dated December 15, 2006
10.22		—	Amended and Restated License and Option Agreement dated as of July 1, 1998 between Astra AB and Astra Merck Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998
10.23		—	KBI Shares Option Agreement dated as of July 1, 1998 by and among Astra AB, Merck & Co., Inc. and Merck Holdings, Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998
10.24		—	KBI-E Asset Option Agreement dated as of July 1, 1998 by and among Astra AB, Merck & Co., Inc., Astra Merck Inc. and Astra Merck Enterprises Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998
10.25		—	KBI Supply Agreement dated as of July 1, 1998 between Astra Merck Inc. and Astra Pharmaceuticals, L.P. (Portions of this Exhibit are subject to a request for confidential treatment filed with the Commission) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998
10.26		—	Second Amended and Restated Manufacturing Agreement dated as of July 1, 1998 among Merck & Co., Inc., Astra AB, Astra Merck Inc. and Astra USA, Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998
10.27		—	Limited Partnership Agreement dated as of July 1, 1998 between KB USA, L.P. and KBI Sub Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998
10.28		—	Distribution Agreement dated as of July 1, 1998 between Astra Merck Enterprises Inc. and Astra Pharmaceuticals, L.P. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998
10.29		—	Agreement to Incorporate Defined Terms dated as of June 19, 1998 between Astra AB, Merck & Co., Inc., Astra Merck Inc., Astra USA, Inc., KB USA, L.P., Astra Merck Enterprises Inc., KBI Sub Inc., Merck Holdings, Inc. and Astra Pharmaceuticals, L.P. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998
10.30		—	Form of Voting Agreement made and entered into as of October 30, 2006 by and between Merck & Co., Inc. and Sirna Therapeutics, Inc. — Incorporated by reference to Current Report on Form 8-K dated October 30, 2006
12		—	Computation of Ratios of Earnings to Fixed Charges
21		—	Subsidiaries of Merck & Co., Inc.
23		—	Consent of Independent Registered Public Accounting Firm — Contained on page 132 of this Report
24.1		—	Power of Attorney
24.2		—	Certified Resolution of Board of Directors
31.1		—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2		—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1		—	Section 1350 Certification of Chief Executive Officer
32.2		—	Section 1350 Certification of Chief Financial Officer

*	Management contract or compensatory plan or arrangement.