Form 10-Q
period 2007-03-31
MERCK & CO INC
filed 2007-05-08
CIK 64978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 1-3305
MERCK & CO., INC.
P. O. Box 100
One Merck Drive
Whitehouse Station, N.J. 08889-0100
(908) 423-1000

Incorporated in New Jersey	I.R.S. Employer Identification
No. 22-1109110
The number of shares of common stock outstanding as of the close of business on April 30, 2007:

Class	Number of Shares Outstanding

Common Stock	2,167,273,357
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
(Unaudited, $ in millions except per share amounts)

	Three Months Ended
	March 31,
	2007	2006

Sales	$5,769.4	$5,409.8

Costs, Expenses and Other
Materials and production	1,525.8	1,342.7
Marketing and administrative	1,802.0	1,715.0
Research and development	1,030.0	942.0
Restructuring costs	65.8	43.7
Equity income from affiliates	(652.6)	(503.4)
Other (income) expense, net	(256.0)	(100.6)

	3,515.0	3,439.4

Income Before Taxes	2,254.4	1,970.4

Taxes on Income	550.1	450.4

Net Income	$1,704.3	$1,520.0

Basic Earnings per Common Share	$0.79	$0.70

Earnings per Common Share Assuming Dilution	$0.78	$0.69

Dividends Declared per Common Share	$0.38	$0.38

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited, $ in millions)

	March 31,	December 31,
	2007	2006

Assets
Current Assets
Cash and cash equivalents	$2,101.9	$5,914.7
Short-term investments	1,954.3	2,798.3
Accounts receivable	4,016.2	3,314.8
Inventories (excludes inventories of $413.7 in 2007 and $416.1 in 2006 classified in Other assets — see Note 3)	1,726.8	1,769.4
Prepaid expenses and taxes	1,942.5	1,433.0

Total current assets	11,741.7	15,230.2

Investments	7,839.1	7,788.2

Property, Plant and Equipment, at cost, net of allowance for depreciation of $11,426.2 in 2007 and $11,015.4 in 2006	12,939.8	13,194.1

Goodwill	1,431.6	1,431.6

Other Intangibles, Net	887.1	943.9

Other Assets	8,153.2	5,981.8

	$42,992.5	$44,569.8

Liabilities and Stockholders’ Equity
Current Liabilities
Loans payable and current portion of long-term debt	$930.7	$1,285.1
Trade accounts payable	430.3	496.6
Accrued and other current liabilities	5,229.7	6,653.3
Income taxes payable	444.5	3,460.8
Dividends payable	826.1	826.9

Total current liabilities	7,861.3	12,722.7

Long-Term Debt	5,545.3	5,551.0

Deferred Income Taxes and Noncurrent Liabilities	8,671.4	6,330.3

Minority Interests	2,435.2	2,406.1

Stockholders’ Equity
Common stock, one cent par value Authorized — 5,400,000,000 shares Issued — 2,976,223,337 shares	29.8	29.8
Other paid-in capital	7,221.3	7,166.5
Retained earnings	40,054.8	39,095.1
Accumulated other comprehensive loss	(1,092.6)	(1,164.3)

	46,213.3	45,127.1
Less treasury stock, at cost 811,668,416 shares — March 31, 2007 808,437,892 shares — December 31, 2006	27,734.0	27,567.4

Total stockholders’ equity	18,479.3	17,559.7

	$42,992.5	$44,569.8

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, $ in millions)

	Three Months Ended
	March 31,
	2007	2006

Cash Flows from Operating Activities
Net income	$1,704.3	$1,520.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	500.4	623.4
Deferred income taxes	40.9	(200.2)
Equity income from affiliates	(652.6)	(503.4)
Dividends and distributions from equity affiliates	440.3	473.5
Share-based compensation	97.0	121.3
Other	(28.3)	29.6
Taxes paid for IRS settlement	(2,788.1)	—
Net changes in assets and liabilities	(642.8)	(757.4)

Net Cash (Used by) Provided by Operating Activities	(1,328.9)	1,306.8

Cash Flows from Investing Activities
Capital expenditures	(200.7)	(197.6)
Purchases of securities, subsidiaries and other investments	(3,825.1)	(5,808.2)
Acquisition of Sirna Therapeutics, Inc.	(1,134.0)	—
Proceeds from sales of securities, subsidiaries and other investments	3,880.9	7,511.1
Other	(2.5)	(0.4)

Net Cash (Used by) Provided by Investing Activities	(1,281.4)	1,504.9

Cash Flows from Financing Activities
Net change in short-term borrowings	497.2	(1,348.5)
Payments on debt	(854.8)	(0.8)
Purchases of treasury stock	(244.4)	(247.2)
Dividends paid to stockholders	(826.6)	(829.8)
Proceeds from exercise of stock options	44.9	301.2
Other	167.4	(96.6)

Net Cash Used by Financing Activities	(1,216.3)	(2,221.7)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	13.8	11.9

Net (Decrease) Increase in Cash and Cash Equivalents	(3,812.8)	601.9

Cash and Cash Equivalents at Beginning of Year	5,914.7	9,585.3

Cash and Cash Equivalents at End of Period	$2,101.9	$10,187.2

The accompanying notes are an integral part of this consolidated financial statement.

Notes to Consolidated Financial Statements
1.	Basis of Presentation

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“FAS 157”), which will be effective January 1, 2008. FAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. The effect of adoption of FAS 157 on the Company’s financial position and results of operations is not expected to be material.

2.	Restructuring

In November 2005, the Company announced the initial phase of its global restructuring program designed to reduce the Company’s cost structure, increase efficiency and enhance competitiveness. As part of this program, the Company announced plans to sell or close five manufacturing sites and two preclinical sites by the end of 2008 and eliminate approximately 7,000 positions company-wide. Through the end of the first quarter of 2007, three of the manufacturing facilities had been closed, sold or had ceased operations and the two preclinical sites were closed. The Company has also sold or closed certain other facilities and related assets in connection with the restructuring program. Through the end of 2008, when the initial phase of the global restructuring program is expected to be substantially complete, the cumulative pre-tax costs of the program are expected to range from $1.9 billion to $2.2 billion. Approximately 70% of the cumulative pre-tax costs are estimated as non-cash, relating primarily to accelerated depreciation for those facilities scheduled for closure. Since the inception of the global restructuring program through March 31, 2007, the Company has recorded total pre-tax accumulated costs of $1.5 billion and eliminated approximately 5,100 positions which are comprised of employee separations and the elimination of contractors and vacant positions. However, the Company continues to hire new employees as the Company’s business requires it. For segment reporting purposes, restructuring charges are unallocated expenses.

The following table summarizes the charges related to restructuring activities by type of cost for the three months ended March 31, 2007 and 2006:

2007					2006
	Separation	Accelerated			Separation	Accelerated
($ in millions)	Costs	Depreciation	Other	Total	Costs	Depreciation	Other	Total

Materials and production	$—	$118.1	$—	$118.1	$—	$198.6	$6.4	$205.0
Research and development	—	2.3	(0.1)	2.2	—	55.4	—	55.4
Restructuring costs	46.9	—	18.9	65.8	27.8	—	15.9	43.7

	$46.9	$120.4	$18.8	$186.1	$27.8	$254.0	$22.3	$304.1

Separation costs are associated with actual headcount reductions, as well as those headcount reductions which were probable and could be reasonably estimated. In the first quarter of 2007, approximately 230 positions were eliminated and in the first quarter of 2006 approximately 1,800 positions were eliminated.

Notes to Consolidated Financial Statements (continued)
Accelerated depreciation costs primarily relate to the manufacturing and preclinical facilities expected to be sold or closed by the end of 2008.

Other activity primarily relates to termination charges on the Company’s pension and other postretirement benefit plans (see Note 8), as well as asset impairments.

The following table summarizes the charges and spending relating to restructuring activities for the three months ended March 31, 2007:

	Separation	Accelerated
($ in millions)	Costs	Depreciation	Other	Total

Restructuring reserves as of January 1, 2007	$177.7	$—	$—	$177.7
Expense	46.9	120.4	18.8	186.1
(Payments) receipts, net	(51.7)	—	(16.9)	(68.6)
Non-cash activity	—	(120.4)	(1.9)	(122.3)

Restructuring reserves as of March 31, 2007	$172.9	$—	$—	$172.9

3.	Inventories

Inventories consisted of:

	March 31,	December 31,
($ in millions)	2007	2006

Finished goods	$436.3	$403.8
Raw materials and work in process	1,615.7	1,688.9
Supplies	88.5	92.8

Total (approximates current cost)	2,140.5	2,185.5
Reduction to LIFO cost for domestic inventories	—	—

	$2,140.5	$2,185.5

Recognized as:
Inventories	$1,726.8	$1,769.4
Other assets	$413.7	$416.1

Amounts recognized as Other assets are comprised entirely of raw materials and work in process inventories, which include inventories for products not expected to be sold within one year, principally vaccines.

4.	Joint Ventures and Other Equity Method Affiliates

Equity income from affiliates reflects the performance of the Company’s joint ventures and other equity method affiliates and was comprised of the following:

	Three Months Ended
	March 31,
($ in millions)	2007	2006

Merck/Schering-Plough	$(347.2)	$(188.0)
AstraZeneca LP	(211.9)	(213.5)
Other (1)	(93.5)	(101.9)

	$(652.6)	$(503.4)

(1)	Primarily reflects results from Merial Limited, and joint ventures with Sanofi Pasteur and Johnson & Johnson.
5.	Debt and Financial Instruments

In February 2007, the Company redeemed $500 million of notes that were subject to annual interest rate resets upon notification from the remarketing agent that, due to an overall rise in interest rates, it would not exercise its annual option to remarket the notes.

Notes to Consolidated Financial Statements (continued)
In March 2007, $350 million of 2.5% notes, along with an associated pay-floating, receive-fixed interest rate swap, matured and were retired.

6.	Contingencies

The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including product liability, intellectual property, and commercial litigation, as well as additional matters such as antitrust actions.

Vioxx Litigation

Product Liability Lawsuits

As previously disclosed, individual and putative class actions have been filed against the Company in state and federal courts alleging personal injury and/or economic loss with respect to the purchase or use of Vioxx. All such actions filed in federal court are coordinated in a multidistrict litigation in the U.S. District Court for the Eastern District of Louisiana (the “MDL”) before District Judge Eldon E. Fallon. A number of such actions filed in state court are coordinated in separate coordinated proceedings in state courts in New Jersey, California and Texas, and the counties of Philadelphia, Pennsylvania and Clark County, Nevada. As of March 31, 2007, the Company had been served or was aware that it had been named as a defendant in approximately 27,250 lawsuits, which include approximately 45,700 plaintiff groups, alleging personal injuries resulting from the use of Vioxx, and in approximately 266 putative class actions alleging personal injuries and/or economic loss. (All of the actions discussed in this paragraph are collectively referred to as the “Vioxx Product Liability Lawsuits”.) Of these lawsuits, approximately 8,400 lawsuits representing approximately 23,450 plaintiff groups are or are slated to be in the federal MDL and approximately 16,550 lawsuits representing approximately 16,550 plaintiff groups are included in a coordinated proceeding in New Jersey Superior Court before Judge Carol E. Higbee.

In addition to the Vioxx Product Liability Lawsuits discussed above, the claims of over 4,600 plaintiffs had been dismissed as of March 31, 2007. Of these, there have been over 1,050 plaintiffs whose claims were dismissed with prejudice (i.e., they cannot be brought again) either by plaintiffs themselves or by the courts. Over 3,550 additional plaintiffs have had their claims dismissed without prejudice (i.e., they can be brought again).

In the MDL, Judge Fallon scheduled a series of trials concluding in December 2006, in the following categories: (i) heart attack with short term use; (ii) heart attack with long term use; (iii) stroke; and (iv) cardiovascular injury involving a prescription written after April 2002 when the labeling for Vioxx was revised to include the results of the VIGOR trial. The next scheduled trial in the MDL is a re-trial in Barnett v. Merck. Judge Fallon had originally ruled that the re-trial would be on the issue of damages only, but Merck has moved to re-try all issues including liability. That motion was argued on March 28, 2007 and a decision is pending.

On March 22, 2007, Judge Fallon denied Merck’s motion for summary judgment on statute of limitations grounds in three individual cases (Edmonds v. Merck, Stinson v. Merck, and Watson v. Merck), concluding that there were factual issues precluding summary judgment.

Merck has entered into a tolling agreement (the “Tolling Agreement”) with the MDL Plaintiffs’ Steering Committee that establishes a procedure to halt the running of the statute of limitations (tolling) as to certain categories of claims allegedly arising from the use of Vioxx by non-New Jersey citizens. The Tolling Agreement applies to individuals who have not filed lawsuits and may or may not eventually file lawsuits and only to those claimants who seek to toll claims alleging injuries resulting from a thrombotic cardiovascular event that results in a myocardial infarction or ischemic stroke. The Tolling Agreement provides counsel additional time to evaluate potential claims. The Tolling Agreement requires any tolled claims to be filed in federal court. As of March 31, 2007, approximately 13,700 claimants had entered into Tolling Agreements. The parties have agreed that April 9, 2007 was the deadline for filing Tolling Agreements and no additional Tolling Agreements will be accepted.

The following sets forth the results of trials and certain significant rulings that occurred in the first quarter with respect to the Vioxx Product Liability Lawsuits.

The Company previously disclosed that in April 2006, in Garza v. Merck, a jury in Rio Grande City, Texas returned a verdict in favor of the plaintiff. In September 2006, the Texas state court granted the Company’s request to investigate possible jury bias because a juror admitted that he had, prior to the trial, on several occasions borrowed money from the plaintiff. On December 21, 2006, the court entered judgment for plaintiff in the amount of $7.75 million, plus interest, reduced from the original award of $32 million because of the Texas state cap on punitive

Notes to Consolidated Financial Statements (continued)
damages. The Company filed a motion for new trial on January 22, 2007, which was heard on February 12, 2007. Judge Gabert took the matter under advisement but did not rule within the statutory deadline. As a result, Merck’s motion was denied by operation of law. The Company has appealed.

On January 18, 2007, Judge Victoria Chaney declared a mistrial in a consolidated trial of two cases, Appell v. Merck and Arrigale v. Merck, which had commenced on October 31, 2006 in California state court in Los Angeles, after the jury indicated that it could not reach a verdict.

A consolidated trial, Hermans v. Merck and Humeston v. Merck, began on January 17, 2007, in the coordinated proceeding in New Jersey Superior Court before Judge Higbee. Humeston v. Merck was first tried in 2005, but Judge Higbee set aside the November 2005 jury verdict in favor of Merck and ordered a new trial on the grounds of newly discovered evidence. The Hermans/Humeston trial was separated into two phases: a general phase regarding Merck’s conduct and a plaintiff-specific phase. The jury found for Merck in phase I on the Hermans failure to warn claim, and the consumer fraud claim is being submitted to Judge Higbee for decision later this month. The jury found for plaintiff in the Humeston case, awarding compensatory damages to Mr. Humeston in the amount of $18 million and to Mrs. Humeston in the amount of $2 million. The jury also awarded $27.5 million in punitive damages. Merck has moved for a judgment notwithstanding the verdict, a new trial, or reduction of the award.

On March 27, 2007, a jury found for Merck on all counts in Schwaller v. Merck, which was tried in state court in Madison County, Illinois.

On September 28, 2006, the New Jersey Superior Court, Appellate Division, heard argument on plaintiffs’ appeal of Judge Higbee’s dismissal of the Sinclair v. Merck case. This putative class action was originally filed in December 2004 and sought the creation of a medical monitoring fund. Judge Higbee had granted the Company’s motion to dismiss in May 2005. On January 16, 2007, the Appellate Division reversed the decision and remanded the case back to Judge Higbee for further factual inquiry. On April 4, 2007, the New Jersey Supreme Court granted the Company’s petition for review of the Appellate Division’s decision.

On April 19, 2007, Judge Randy Wilson, who presides over the Texas Vioxx coordinated proceeding, dismissed the failure to warn claim of plaintiff Ruby Ledbetter, whose case was scheduled to be tried on May 14. Judge Wilson relied on a Texas statute enacted in 2003 that provides that there can be no failure to warn regarding a prescription medicine if the medicine is distributed with U.S. Food and Drug Administration (“FDA”)-approved labeling. There is an exception in the statute if required, material, and relevant information was withheld from the FDA that would have led to a different decision regarding the approved labeling, but Judge Wilson found that the exception is preempted by federal law unless the FDA finds that such information was withheld. Judge Wilson is currently presiding over 1,300 Vioxx suits in Texas in which a principal allegation is failure to warn. Judge Wilson certified the decision for an expedited appeal to the Texas Court of Civil Appeals.

Juries have now found in favor of Merck 10 times and in favor of plaintiffs five times. There are two unresolved mistrials as a result of hung juries after plaintiffs failed to prove their claims. In addition, another 15 cases scheduled for trial were either dismissed or withdrawn from the trial calendar by plaintiffs before a jury could be selected.

Other Lawsuits

As previously disclosed, on July 29, 2005, a New Jersey state trial court certified a nationwide class of third-party payors (such as unions and health insurance plans) that paid in whole or in part for the Vioxx used by their plan members or insureds. The named plaintiff in that case seeks recovery of certain Vioxx purchase costs (plus penalties) based on allegations that the purported class members paid more for Vioxx than they would have had they known of the product’s alleged risks. Merck believes that the class was improperly certified. The trial court’s ruling is procedural only; it does not address the merits of plaintiffs’ allegations, which the Company intends to defend vigorously. On March 31, 2006, the New Jersey Superior Court, Appellate Division, affirmed the class certification order. On July 19, 2006, the New Jersey Supreme Court decided to exercise its discretion to hear the Company’s appeal of the Appellate Division’s decision. On August 24, 2006, the Appellate Division ordered a stay of the proceedings in Superior Court pending a ruling by the Supreme Court. Oral argument before the New Jersey Supreme Court took place in March 2007.

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

Notes to Consolidated Financial Statements (continued)
under various state statutory theories, including state consumer fraud and/or fair business practices or Medicaid fraud statutes, including civil penalties.

Shareholder Lawsuits

As previously disclosed, in addition to the Vioxx Product Liability Lawsuits, the Company and various current and former officers and directors are defendants in various putative class actions and individual lawsuits under the federal securities laws and state securities laws (the “Vioxx Securities Lawsuits”). All of the Vioxx Securities Lawsuits pending in federal court have been transferred by the Judicial Panel on Multidistrict Litigation (the “JPML”) to the United States District Court for the District of New Jersey before District Judge Stanley R. Chesler for inclusion in a nationwide MDL (the “Shareholder MDL”). Judge Chesler has consolidated the Vioxx Securities Lawsuits for all purposes. Plaintiffs request certification of a class of purchasers of Company stock between May 21, 1999 and October 29, 2004. The complaint alleges that the defendants made false and misleading statements regarding Vioxx in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified compensatory damages and the costs of suit, including attorneys’ fees. The complaint also asserts a claim under Section 20A of the Securities and Exchange Act against certain defendants relating to their sales of Merck stock. In addition, the complaint includes allegations under Sections 11, 12 and 15 of the Securities Act of 1933 that certain defendants made incomplete and misleading statements in a registration statement and certain prospectuses filed in connection with the Merck Stock Investment Plan, a dividend reinvestment plan. On April 12, 2007, Judge Chesler granted defendants’ motion to dismiss, and dismissed the complaint with prejudice. Plaintiffs’ counsel has stated that plaintiffs plan to appeal the dismissal of the complaint.

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

As previously disclosed, various shareholder derivative actions filed in federal court were transferred to the Shareholder MDL and consolidated for all purposes by Judge Chesler (the “Vioxx Derivative Lawsuits”). The consolidated complaint arose out of substantially the same factual allegations that are made in the Vioxx Securities Lawsuits. The Vioxx Derivative Lawsuits, which were purportedly brought to assert rights of the Company, assert claims against certain members of the Board past and present and certain executive officers for breach of fiduciary duty, waste of corporate assets, unjust enrichment, abuse of control and gross mismanagement. On May 5, 2006, Judge Chesler granted defendants’ motion to dismiss and denied plaintiffs’ request for leave to amend their complaint. Plaintiffs’ appeal of the District Court’s decision refusing them leave to amend the complaint is currently pending before the United States Court of Appeals for the Third Circuit and was argued on April 12, 2007.

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

Insurance

As previously disclosed, the Company had product liability insurance for claims brought in the Vioxx Product Liability Lawsuits with stated upper limits of approximately $630 million after deductibles and co-insurance. This insurance provides coverage for legal defense costs and potential damage amounts that have been or will be incurred in connection with the Vioxx Product Liability Lawsuits. The Company believes that this insurance coverage extends to additional Vioxx Product Liability Lawsuits that may be filed in the future. The Company has Directors and Officers insurance coverage applicable to the Vioxx Securities Lawsuits and Vioxx Derivative Lawsuits with stated upper limits of approximately $190 million. The Company has fiduciary and other insurance for the Vioxx ERISA Lawsuits with stated upper limits of approximately $275 million. Additional insurance coverage for these claims may also be available under upper-level excess policies that provide coverage for a variety of risks. There are disputes with certain insurers about the availability of some or all of this insurance coverage and there are likely to be additional disputes. The Company’s insurance coverage with respect to the Vioxx Lawsuits will not be adequate to cover its defense costs and any losses.

As previously disclosed, the Company’s upper level excess insurers (which provide excess insurance potentially applicable to all of the Vioxx Lawsuits) have commenced an arbitration seeking, among other things, to cancel those policies, to void all of their obligations under those policies and to raise other coverage issues with respect to the Vioxx Lawsuits. Merck intends to contest vigorously the insurers’ claims and will attempt to enforce its rights under applicable insurance policies. The amounts actually recovered under the policies discussed in this section may be less than the amounts specified in the preceding paragraph. Pursuant to negotiated agreements, two of the Company’s insurers, which represent approximately 23% of the product liability insurance, have committed to pay approximately $100 million with respect to such insurance. Most of the funds have been received. The amounts recovered from the two insurers substantially offset previously established receivables and therefore have not and will not impact Net Income in periods received. Remaining receivables for product liability insurance, including amounts subject to the arbitration, are immaterial.

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

Notes to Consolidated Financial Statements (continued)
defined below) could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. As of December 31, 2006, the Company had a reserve of $858 million solely for its future legal defense costs related to the Vioxx Litigation. During the first quarter of 2007, the Company spent approximately $121 million in the aggregate in legal defense costs worldwide related to (i) the Vioxx Product Liability Lawsuits, (ii) the Vioxx Shareholder Lawsuits, (iii) the Vioxx Foreign Lawsuits, and (iv) the Vioxx Investigations (collectively, the “Vioxx Litigation”). As a result, as of March 31, 2007, the Company had a reserve of $737 million solely for its future legal defense costs related to the Vioxx Litigation.

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

Other Product Liability Litigation

As previously disclosed, the Company is a defendant in product liability lawsuits in the United States involving Fosamax (the “Fosamax Litigation”). As of March 31, 2007, 156 cases had been filed against Merck in either federal or state court, including 4 cases which seek class action certification, as well as damages and medical monitoring. In these actions, plaintiffs allege, among other things, that they have suffered osteonecrosis of the jaw, generally subsequent to invasive dental procedures such as tooth extraction or dental implants, and/or delayed healing, in association with the use of Fosamax. On August 16, 2006, the JPML ordered that the Fosamax product liability cases pending in federal courts nationwide should be transferred and consolidated into one multidistrict litigation (the “Fosamax MDL”) for coordinated pre-trial proceedings. The Fosamax MDL has been transferred to Judge John Keenan in the United States District Court for the Southern District of New York. As a result of the JPML order, over 130 cases (which are included in the 156 cased noted above) are now before Judge Keenan. Judge Keenan has issued a Case Management Order setting forth a schedule governing the proceedings which focuses primarily upon resolving the class action certification motions in 2007 and the start of substantive fact discovery relating to the class action motions and to the factual merits of the cases. The Company intends to defend against these lawsuits.

As of December 31, 2006, the Company established a reserve of approximately $48 million solely for its future legal defense costs for the Fosamax Litigation through 2008. Spending in the first quarter of 2007 was not significant. Some of the significant factors considered in the establishment of the reserve for the Fosamax Litigation legal defense costs were as follows: the actual costs incurred by the Company thus far; the development of the Company’s legal defense strategy and structure in light of the creation of the Fosamax MDL; the number of cases being brought against the Company; and the anticipated timing, progression, and related costs of pre-trial activities in the Fosamax Litigation. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase its reserves for legal defense costs at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so. Due to the uncertain nature of litigation, the Company is unable to estimate its costs beyond the end of 2008. The Company has not established any reserves for any potential liability relating to the Fosamax Litigation. Unfavorable outcomes in the Fosamax Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

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

Notes to Consolidated Financial Statements (continued)
November 2004, the Company received a letter request from the DOJ in connection with its investigation of the Company’s pricing of Pepcid.

The Company is cooperating with all of these investigations. The Company cannot predict the outcome of these investigations; however, it is possible that unfavorable outcomes could have a material adverse effect on the Company’s financial position, liquidity and results of operations. In addition, from time to time, other federal, state or foreign regulators or authorities may seek information about practices in the pharmaceutical industry or the Company’s business practices in inquiries other than the investigations discussed in this note. It is not feasible to predict the outcome of any such inquiries.

As previously disclosed, on February 23, 2004, the Italian Antitrust Authority (“ICA”) adopted a measure commencing a formal investigation of Merck Sharp & Dohme (Italia) S.p.A. (“MSD Italy”) and the Company under Article 14 of the Italian Competition Law and Article 82 EC to ascertain whether the Company and MSD Italy committed an abuse of a dominant position by refusing to grant to ACS Dobfar S.p.A. (“Dobfar”), an Italian company, a voluntary license under the Company’s Italian Supplementary Protection Certificate (“SPC”), pursuant to domestic legislation passed in 2002, to permit Dobfar to manufacture imipenem and cilastatin (“I&C”), the active ingredients in Tienam, in Italy for sale outside Italy in countries where patent protection had expired or never existed. On March 21, 2007, the ICA adopted a Commitment Decision in which it accepted the Company’s commitment to grant non-exclusive licenses under its Italian SPC for finasteride with respect to finasteride 5 mg for the treatment of benign prostate hyperplasia and closed the case without a finding of infringement.

7.	Share-Based Compensation

The Company has share-based compensation plans under which employees, non-employee directors and employees of certain of the Company’s equity method investees may be granted options to purchase shares of Company common stock at the fair market value at the time of grant. In addition to stock options, the Company grants performance share units (“PSUs”) and restricted stock units (“RSUs”) to certain management level employees. The Company recognizes the fair value of share-based compensation in net income on a straight-line basis over the requisite service period.

The following table provides amounts of share-based compensation cost recorded in the Consolidated Statement of Income:

	Three Months Ended
	March 31,
($ in millions)	2007	2006

Pre-tax share-based compensation expense	$97.0	$121.3
Income tax benefits	(30.4)	(37.3)

Total share-based compensation expense, net of tax	$66.6	$84.0

During the first three months of 2007 and 2006, the Company granted 31.1 million options and 27.8 million options, respectively, related to its annual grant and other grants. The weighted average fair value of options granted for the first three months of 2007 and 2006 was $9.04 and $6.90 per option, respectively, and was determined using the following assumptions:

	Three Months Ended
	March 31,
	2007	2006

Expected dividend yield	3.4%	4.3%
Risk-free interest rate	4.4%	4.6%
Expected volatility	24.3%	26.4%
Expected life (years)	6	6

At March 31, 2007, there was $541.4 million of total pre-tax unrecognized compensation expense related to nonvested stock options, RSU and PSU awards which will be recognized over a weighted average period of 2.5 years. For segment reporting, share-based compensation costs are unallocated expenses.

Notes to Consolidated Financial Statements (continued)
8.	Pension and Other Postretirement Benefit Plans

The Company has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. The net cost of such plans consisted of the following components:

	Three Months Ended
	March 31,
($ in millions)	2007	2006

Service cost	$92.1	$90.0
Interest cost	92.0	84.8
Expected return on plan assets	(121.4)	(108.0)
Net amortization	34.2	42.4
Termination benefits	7.1	13.5
Curtailments	—	0.2

	$104.0	$122.9

The Company provides medical, dental and life insurance benefits, principally to its eligible U.S. retirees and similar benefits to their dependents, through its other postretirement benefit plans. The net cost of such plans consisted of the following components:

	Three Months Ended
	March 31,
($ in millions)	2007	2006

Service cost	$21.1	$21.2
Interest cost	25.9	25.4
Expected return on plan assets	(30.3)	(28.2)
Net amortization	(2.5)	1.0
Termination benefits	0.9	1.4

	$15.1	$20.8

In connection with restructuring actions (see Note 2), the Company recorded termination charges for the three months ended March 31, 2007 and 2006 on its pension and other postretirement benefit plans related to expanded eligibility for certain employees exiting the Company. Also, in connection with these restructuring actions, the Company recorded curtailment losses for the three months ended March 31, 2006 on its pension plans.
9.	Other (Income) Expense, Net
Other (income) expense, net, consisted of:

	Three Months Ended
	March 31,
($ in millions)	2007	2006

Interest income	$(181.7)	$(181.7)
Interest expense	102.4	98.2
Exchange gains	(19.6)	(0.4)
Minority interests	30.6	29.9
Other, net	(187.7)	(46.6)

	$(256.0)	$(100.6)

The increase in Other, net primarily reflects the favorable impact of gains on sales of assets and product divestitures. Interest paid for the three months ended March 31, 2007 and 2006 was $101.7 million and $147.1 million, respectively.

Notes to Consolidated Financial Statements (continued)
10.	Taxes on Income

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is more likely than not of being sustained in the financial statements. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit in the financial statements. As a result of the implementation of FIN 48, the Company recognized an $81 million decrease in its existing liability for unrecognized tax benefits, with a corresponding increase to the January 1, 2007 Retained earnings balance.

As of January 1, 2007, after the implementation of FIN 48, the Company’s liability for unrecognized tax benefits was $5.01 billion, excluding liabilities for interest and penalties. If the Company were to recognize these benefits, the effective tax rate would reflect a favorable net impact of $3.95 billion. In addition, at January 1, 2007, liabilities for accrued interest and penalties relating to the unrecognized tax benefits totaled $2.40 billion. As of March 31, 2007, the Company’s Consolidated Balance Sheet reflects a liability for unrecognized tax benefits of $3.44 billion. If the Company were to recognize these benefits, the effective tax rate would reflect a favorable net impact of $2.38 billion. Accrued interest and penalties included in the Consolidated Balance Sheet were $1.50 billion as of March 31, 2007. The declines from January 1, 2007 were primarily due to the settlement with the Internal Revenue Service (“IRS”) discussed below.

The Company recognizes interest and penalties associated with uncertain tax positions as a component of Taxes on Income in the Consolidated Statement of Income.

As previously disclosed, the IRS has examined the Company’s tax returns for the years 1993 to 2001 and issued notices of deficiency with respect to a partnership transaction entered into in 1993, and two minority interest equity financings entered into in 1995 and 2000, respectively. On February 13, 2007, the Company entered into closing agreements with the IRS covering several specific items, including the 1993 partnership transaction and the minority interest financings. The closing agreements effectively closed the examination of the Company’s tax returns for the period 1993 through 2001 resulting in a settlement of all open tax matters for these years. Under the terms of the settlement, the Company made an aggregate payment of $2.79 billion in February 2007. This payment will be offset during 2007 by (i) a tax refund of $165 million for amounts previously paid for these matters and (ii) a federal tax benefit of approximately $360 million related to interest included in the payment, resulting in a net cash cost to the Company of approximately $2.3 billion. The impact for years subsequent to 2001 of the partnership transaction and the minority interest equity financings was included in the settlement although those years remain open in all other respects. The settlement with the IRS did not have a material impact on the Company’s results of operations for the first quarter as these amounts had been previously provided for.

The Company must report the results of the IRS adjustments for the years 1993 through 2001 to various state tax authorities. It is estimated that this will result in additional tax and interest payments of $80 million and $120 million in the second and third quarters of 2007, respectively, and an equivalent reduction in the balances of unrecognized tax benefits and accrued interest reflected in the Consolidated Balance Sheet at March 31, 2007.

It is anticipated that the amount of unrecognized tax benefits will change in the next 12 months for items in addition to the state reporting of the IRS settlement; however these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.

As previously disclosed, Merck’s Canadian tax returns for the year 1998 through 2004 are being examined by the Canada Revenue Agency (“CRA”). On October 10, 2006, the CRA issued the Company a notice of reassessment containing adjustments related to certain intercompany pricing matters, which result in additional Canadian and provincial tax due of approximately $1.4 billion (U.S. dollars) plus interest of approximately $470 million (U.S. dollars). The Company disagrees with the positions taken by the CRA and believes they are without merit. The Company intends to contest the assessment through the CRA appeals process and the courts if necessary. In connection with the appeals process, the Company was required to post a deposit of a portion of the tax and interest assessed. During January 2007, the Company pledged collateral consisting of cash and cash equivalents valued at $811 million (U.S. dollars) at March 31 to a financial institution which provided a Letter of Guarantee to the CRA. The collateral is included in Other Assets in the Consolidated Balance Sheet. The Company anticipates making a similar pledge in

Notes to Consolidated Financial Statements (continued)
connection with the same matters of approximately $288 million (U.S. dollars) in May 2007 to a financial institution to provide a Letter of Guarantee to the Quebec Ministry of Revenue. The Company has previously established reserves for these matters. While the resolution of these matters may result in liabilities higher or lower than the reserves, management believes that resolution of these matters will not have a material effect on the Company’s financial position or liquidity. However, an unfavorable resolution could have a material effect on the Company’s results of operations or cash flows in the quarter in which an adjustment is recorded or tax is due.

The IRS will begin its examination of the Company’s 2002 to 2004 federal income tax returns shortly. In addition, various state and foreign tax examinations are in progress. Tax years that remain subject to examination by major tax jurisdictions include Germany from 1999, Italy and Japan from 2000 and the United Kingdom from 2002.

11.	Earnings Per Share

The weighted average common shares used in the computations of basic earnings per common share and earnings per common share assuming dilution (shares in millions) are as follows:

	Three Months Ended
	March 31,
	2007	2006

Average common shares outstanding	2,166.1	2,184.3
Common shares issuable(1)	13.9	6.2

Average common shares outstanding assuming dilution	2,180.0	2,190.5

(1)	Issuable primarily under share-based compensation plans.
For the three months ended March 31, 2007 and 2006, 207.0 million and 230.5 million, respectively, of common shares issuable under the Company’s share-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.

12.	Comprehensive Income

Comprehensive income was $1,776.0 million and $1,515.4 million for the three months ended March 31, 2007 and 2006, respectively.

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

Other segments include other non-reportable human and animal health segments.

Notes to Consolidated Financial Statements (continued)
Revenues and profits for these segments are as follows:

	Three Months Ended
	March 31,
($ in millions)	2007	2006

Segment revenues:
Pharmaceutical segment	$4,901.6	$5,071.2
Vaccines segment(1)	804.0	230.6
Other segment revenues	36.7	34.0

	$5,742.3	$5,335.8

Segment profits:(2)
Pharmaceutical segment	$3,418.4	$3,497.7
Vaccines segment	491.6	115.6
Other segment profits	154.1	133.3

	$4,064.1	$3,746.6

(1)	In accordance with segment reporting requirements, Vaccines segment revenues exclude $98.8 million and $40.9 million for the first quarter of 2007 and 2006, respectively, of vaccines sales by certain non-U.S. subsidiaries managed by and included in the Pharmaceutical segment.

(2)	Includes the majority of equity income from affiliates.
A reconciliation of total segment revenues to consolidated sales is as follows:

	Three Months Ended
	March 31,
($ in millions)	2007	2006

Segment revenues	$5,742.3	$5,335.8
Other revenues	27.1	74.0

	$5,769.4	$5,409.8

Other revenues are primarily comprised of miscellaneous corporate revenues, sales related to divested products or businesses and other supply sales not included in segment results.

Notes to Consolidated Financial Statements (continued)
Sales (1) of the Company’s products were as follows:

	Three Months Ended
	March 31,
($ in millions)	2007	2006

Pharmaceutical:
Singulair	$1,002.0	$801.4
Cozaar/Hyzaar	798.0	701.1
Fosamax	742.2	753.6
Zocor	258.4	1,063.5
Primaxin	197.0	169.6
Cosopt/Trusopt	186.1	151.6
Cancidas	134.1	146.3
Proscar	125.3	188.2
Vasotec/Vaseretic	121.6	136.1
Maxalt	107.4	92.9
Propecia	95.3	75.3
Januvia	87.0	—
Crixivan/Stocrin	82.3	81.6
Arcoxia	80.4	59.4
Other pharmaceutical (2)	785.7	609.7

	4,802.8	5,030.3

Vaccines: (3)
Gardasil	365.4	—
RotaTeq	85.0	2.2
Zostavax	42.7	—
ProQuad/M-M-R II/Varivax	246.1	159.2
Hepatitis vaccines	71.5	53.5
Other vaccines	92.1	56.6

	902.8	271.5

Other (4)	63.8	108.0

	$5,769.4	$5,409.8

(1)	Presented net of discounts and returns.

(2)	Other pharmaceutical primarily includes sales of other human pharmaceutical products and revenue from the Company’s relationship with AstraZeneca LP primarily relating to sales of Nexium and Prilosec. Revenue from AstraZeneca LP was $497.6 million for the first quarter of 2007 and $380.1 million for the first quarter of 2006.

(3)	These amounts do not reflect sales of vaccines sold in most major European markets through the Company’s joint venture, Sanofi Pasteur MSD, the results of which are reflected in Equity income from affiliates. However, these amounts do reflect supply sales to Sanofi Pasteur MSD.

(4)	Other primarily includes other pharmaceutical and animal health joint venture supply sales and other miscellaneous revenues.

Notes to Consolidated Financial Statements (continued)
A reconciliation of segment profits to Income Before Taxes is as follows:

	Three Months Ended
	March 31,
($ in millions)	2007	2006

Segment profits	$4,064.1	$3,746.6
Other profits	0.2	58.2
Adjustments	82.9	156.0
Unallocated:
Interest income	181.7	181.7
Interest expense	(102.4)	(98.2)
Equity income from affiliates	47.7	69.5
Depreciation and amortization	(466.4)	(582.8)
Research and development	(1,030.0)	(942.0)
Other expenses, net	(523.4)	(618.6)

	$2,254.4	$1,970.4

Segment profits are comprised of segment revenues less certain elements of materials and production costs and operating expenses, including the majority of equity income from affiliates and components of depreciation and amortization expenses. For internal management reporting presented to the chief operating decision maker, the Company does not allocate the vast majority of indirect production costs, research and development expenses and general and administrative expenses, as well as the cost of financing these activities. Separate divisions maintain responsibility for monitoring and managing these costs, including depreciation related to fixed assets utilized by these divisions and, therefore, they are not included in segment profits.

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
Sales
Worldwide sales were $5.8 billion for the first quarter of 2007, an increase of 7% compared with the first quarter of 2006. Global sales performance included a 6% volume increase and a 1% favorable effect from foreign exchange for the quarter. Sales performance over 2006 reflects strong growth of Singulair, a once-a-day oral medicine indicated for the chronic treatment of asthma and the relief of symptoms of allergic rhinitis, and the Company’s vaccines, including Gardasil, a vaccine to help protect against cervical cancer and genital warts caused by certain types of human papillomavirus (“HPV”) and RotaTeq, a vaccine to help protect against rotavirus gastroenteritis in infants and children, as well as other pediatric vaccines, including ProQuad the pediatric combination vaccine against measles, mumps, rubella and varicella and Varivax, a vaccine to help prevent chickenpox. Also contributing to the sales growth were higher revenues from the Company’s relationship with AstraZeneca LP (“AZLP”) primarily driven by Nexium, and increased sales of Cozaar/Hyzaar* for high blood pressure, as well as sales of Januvia for the treatment of type 2 diabetes. Sales growth was partially offset by lower sales of Zocor, the Company’s statin for modifying cholesterol and Proscar, a urology product for the treatment of symptomatic benign prostate enlargement. Merck’s U.S. market exclusivity for Zocor expired on June 23, 2006, while Merck’s U.S. market exclusivity for Proscar expired on June 19, 2006.

*	Cozaar and Hyzaar are registered trademarks of E.I. DuPont de Nemours & Company, Wilmington, Delaware.

Sales of the Company’s products were as follows:

	Three Months Ended
	March 31,
($ in millions)	2007	2006

Pharmaceutical:
Singulair	$1,002.0	$801.4
Cozaar/Hyzaar	798.0	701.1
Fosamax	742.2	753.6
Zocor	258.4	1,063.5
Primaxin	197.0	169.6
Cosopt/Trusopt	186.1	151.6
Cancidas	134.1	146.3
Proscar	125.3	188.2
Vasotec/Vaseretic	121.6	136.1
Maxalt	107.4	92.9
Propecia	95.3	75.3
Januvia	87.0	—
Crixivan/Stocrin	82.3	81.6
Arcoxia	80.4	59.4
Other pharmaceutical (1)	785.7	609.7

	4,802.8	5,030.3

Vaccines: (2)
Gardasil	365.4	—
RotaTeq	85.0	2.2
Zostavax	42.7	—
ProQuad/M-M-R II/Varivax	246.1	159.2
Hepatitis	71.5	53.5
Other vaccines	92.1	56.6

	902.8	271.5

Other (3)	63.8	108.0

	$5,769.4	$5,409.8

(1)	Other pharmaceutical primarily includes sales of other human pharmaceutical products, and revenue from the Company’s relationship with AZLP primarily relating to sales of Nexium and Prilosec. Revenue from AZLP was $497.6 million for the first quarter of 2007 and $380.1 million for the first quarter of 2006.

(2)	These amounts do not reflect sales of vaccines sold in most major European markets through the Company’s joint venture, Sanofi Pasteur MSD, the results of which are reflected in Equity income from affiliates. However, these amounts do reflect supply sales to Sanofi Pasteur MSD.

(3)	Other primarily includes other pharmaceutical and animal health joint venture supply sales and other miscellaneous revenues.
Sales by product are presented net of discounts and returns. The provision for discounts includes indirect customer discounts that occur when a contracted customer purchases directly through an intermediary wholesale purchaser, known as chargebacks, as well as indirectly in the form of rebates owed based upon definitive contractual agreements or legal requirements with private sector and public sector (Medicaid) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. These discounts, in the aggregate, reduced revenues by $518.7 million in the first quarter of 2007 and $1,179.6 million for the first quarter of 2006. The reduction in discounts compared with the prior year period resulted primarily from the significant decline in first quarter 2007 Zocor sales due to the loss of U.S. market exclusivity in June 2006. Inventory levels at key wholesalers for each of the Company’s major products are generally less than one month.

Segment Revenues

	Three Months Ended
	March 31,
($ in millions)	2007	2006

Pharmaceutical segment	$4,901.6	$5,071.2
Vaccines segment (1)	804.0	230.6
Other segment (2)	36.7	34.0
Other (3)	27.1	74.0

Total revenues	$5,769.4	$5,409.8

(1)	In accordance with segment reporting requirements, Vaccines segment revenues exclude $98.8 million and $40.9 million for the first quarter of 2007 and 2006, respectively, of vaccines sales by certain non-U.S. subsidiaries managed by and included in the Pharmaceutical segment.

(2)	Includes other non-reportable human and animal health segments.

(3)	Other revenues are primarily comprised of miscellaneous corporate revenues, sales related to divested products or businesses and other supply sales not included in segment results.
Pharmaceutical Segment Revenues
Sales of the Pharmaceutical segment decreased 3% in the first quarter of 2007 primarily due to declines in Zocor and Proscar post-U.S. patent expiration, partially offset by increases in Singulair, Cozaar/Hyzaar, Januvia and Nexium supply sales.
Worldwide sales were strong for Singulair, reaching $1.0 billion for the first quarter of 2007, representing growth of 25% over the first quarter of 2006. Singulair continues to be the number one prescribed product in the U.S. respiratory market. On April 13, 2007, the FDA approved a new indication for Singulair for the prevention of exercise-induced bronchoconstriction in patients 15 years of age and older.
Global sales of Merck’s antihypertensive medicines, Cozaar and Hyzaar were $798.0 million for the first quarter of 2007, representing an increase of 14% from the first quarter of 2006. Cozaar and Hyzaar are among the world’s leading angiotensin receptor blockers, the fastest growing class in the antihypertensive market.
Global sales for Fosamax and Fosamax Plus D (marketed as Fosavance throughout the European Union (“EU”) and as Fosamac in Japan) were $742.2 million for the first quarter of 2007, representing a decline of 2% compared with the first quarter of 2006. Fosamax and Fosamax Plus D together remain the most prescribed medicine worldwide for the treatment of osteoporosis. U.S. sales of Fosamax and Fosamax Plus D for the quarter increased 6%. Sales outside the United States were affected by the availability of generic alendronate sodium products in several key markets. Fosamax and Fosamax Plus D will lose market exclusivity in the United States in February 2008 and April 2008, respectively, and the Company expects significant declines in U.S. Fosamax and Fosamax Plus D sales after each product’s respective loss of market exclusivity.
Worldwide sales of Zocor, Merck’s statin for modifying cholesterol, were $258.4 million in the first quarter of 2007, representing a decline of 76% over the first quarter of 2006. Sales of Zocor were significantly negatively affected by the loss of U.S. market exclusivity in June 2006.
Sales of Januvia, a medicine for use in the treatment of type 2 diabetes, were $87.0 million in the first quarter of 2007. Januvia was approved by the FDA in October 2006. Since the U.S. launch in October 2006, Januvia has been listed on formulary with managed care plans representing more than 124 million lives and is available on the 2nd or 3rd tier in managed care plans with an additional 75 million lives. Januvia is now approved for use in 42 countries (including the 27 countries of the EU where it was approved by the European Commission in late March 2007) as the only dipeptidyl peptidase-4 (“DPP-4”) inhibitor available for the treatment of type 2 diabetes when diet and exercise are not enough.
On March 30, 2007, the FDA approved Janumet, Merck’s oral antihyperglycemic agent that combines sitagliptin (Merck’s DPP-4 inhibitor) with metformin in a single tablet to address all three key defects of type 2 diabetes. Janumet has been approved, as an adjunct to diet and exercise, to improve blood sugar (glucose) control in adult patients with type 2 diabetes who are not adequately controlled on metformin or sitagliptin alone, or in patients already being treated with the combination of sitagliptin and metformin. The Company is moving forward with regulatory filings in countries outside of the United States.

Other products experiencing growth in the first quarter of 2007 include Cosopt to treat glaucoma, Arcoxia for the treatment of arthritis and pain, Propecia for male pattern hair loss and Maxalt to treat migraine pain.
On April 26, 2007, the FDA issued a non-approvable letter in response to the Company’s New Drug Application (“NDA”) for Arcoxia (etoricoxib) for the symptomatic treatment of osteoarthritis. Arcoxia has been under review by the FDA as an investigational selective COX-2 inhibitor since the NDA was submitted in December 2003 for a 60 mg once-daily dose along with review of a separate related NDA for a 30 mg once-daily dose submitted in April 2004. In the non-approvable letter, the FDA indicated that Merck would need to provide additional data in support of the benefit-to-risk profile for the proposed doses of Arcoxia in order to gain approval. Arcoxia is currently available in 63 countries in Europe, Latin America, the Asia-Pacific region and Middle East/Northern Africa. Merck will continue to market Arcoxia outside the United States, where it has been approved for a broad range of indications, including osteoarthritis.
Vaccines Segment Revenues
Sales of the Vaccines segment increased to $804.0 million in the first quarter of 2007 compared with $230.6 million in the same prior year period as a result of new product launches during the latter part of 2006, as well as the continued success of in-line vaccines.
The following discussion of vaccines includes total vaccines sales, the vast majority of which are included in the Vaccines segment and the remainder, representing certain sales of vaccines by non-U.S. subsidiaries, which are managed by and included in the Pharmaceutical segment. These amounts do not reflect sales of vaccines sold in most major European markets through Sanofi Pasteur MSD (“SPMSD”), the Company’s joint venture with Sanofi Pasteur, the results of which are reflected in Equity income from affiliates. However, Vaccines segment revenues do reflect supply sales to SPMSD.
Total vaccine sales as recorded by Merck (including the $804.0 million reflected in the Vaccines segment and the $98.8 million reflected in the Pharmaceutical segment) were $902.8 million for the first quarter of 2007 compared with $271.5 million in the first quarter of 2006. Growth in vaccines was led by Gardasil, as well as the strong performance of RotaTeq and other pediatric vaccines, including ProQuad and Varivax.
Total sales as recorded by Merck for Gardasil were $365.4 million for the first quarter of 2007, which includes initial purchases by many states through the U.S. Centers for Disease Control and Prevention (“CDC”) Vaccines for Children program. Gardasil has been approved in 70 countries with regulatory applications pending in more than 30 countries. Gardasil was approved by the FDA in June 2006 and is the only approved vaccine for the prevention of cervical cancer and vulvar and vaginal pre-cancers caused by HPV types 16 and 18 and to prevent low-grade and pre-cancerous lesions and genital warts caused by HPV types 6, 11, 16 and 18. On March 22, 2007, the CDC adopted the unanimous recommendation of its Advisory Committee on Immunization Practices (“ACIP”) for the use of Gardasil. The vaccination guidelines, published in the CDC’s Morbidity and Mortality Weekly Report, finalize the provisional recommendations issued by the ACIP in June 2006.
In April 2007, Merck announced that it had submitted a supplemental Biologics License Application for Gardasil to the FDA to update the labeling for Gardasil. The new submission for Gardasil includes efficacy data showing some protection against additional cervical cancer-causing HPV types responsible for greater than 10 percent of cervical cancers, data on protection against additional gynecological cancers (vaginal and vulvar), and data on immune memory.
RotaTeq, Merck’s vaccine to help protect against rotavirus gastroenteritis in infants and children, achieved total sales recorded by Merck of $85.0 million for the first quarter of 2007. RotaTeq was approved by the FDA in February 2006. RotaTeq has been approved in 46 countries and applications for licensure have been filed in more than 50 other countries.
As previously disclosed, the Company has been working to resolve an issue related to the bulk manufacturing process for the Company’s varicella zoster virus (“VZV”)-containing vaccines. As a result of the manufacturing issue, the production of the VZV bulk has been temporarily suspended while the Company works on the issue. This situation does not affect the quality of any of Merck’s VZV-containing vaccines currently on the market, any lots of vaccine in inventory that are ready for release to the market or any vaccines which will be filled and finished from existing VZV bulk. The Company estimates that its current supply of ProQuad, one of the VZV-containing vaccines, will no longer be available for order in mid-2007. However, the Company expects to be able to meet market demand through the use of the component vaccines, Varivax and M-M-R II.

Costs, Expenses and Other
Global Restructuring Program
In November 2005, the Company announced the initial phase of its global restructuring program designed to reduce the Company’s cost structure, increase efficiency, and enhance competitiveness. As part of this program, Merck announced plans to sell or close five manufacturing sites and two preclinical sites by the end of 2008, and eliminate approximately 7,000 positions company-wide. Through the end of the first quarter of 2007, three of the manufacturing facilities had been closed, sold or had ceased operations, and the two preclinical sites were closed. The Company has also sold or closed certain other facilities and related assets in connection with the restructuring program. There have been approximately 5,100 positions eliminated throughout the Company since inception of the program (approximately 230 of which were eliminated during the first quarter of 2007), which are comprised of actual headcount reductions, and the elimination of contractors and vacant positions. However the Company continues to hire new employees as the Company’s business requires it. Through the end of 2008, when the initial phase of the global restructuring program is expected to be substantially complete, the cumulative pre-tax costs are expected to range from $1.9 billion to $2.2 billion. The Company expects to record charges of approximately $300 to $500 million during 2007. Merck continues to expect the initial phase of its cost reduction program to yield cumulative pre-tax savings of $4.5 to $5.0 billion from 2006 through 2010. The Company recorded pre-tax restructuring costs of $186.1 million ($123.6 million after tax or $0.06 per share) and $304.1 million ($194.9 million after tax or $0.09 per share) for the three months ended March 31, 2007 and 2006, respectively. These costs were comprised primarily of accelerated depreciation and separation costs recorded in Materials and production, Research and development and Restructuring costs (see Note 2).
Materials and production costs were $1.53 billion for the first quarter of 2007, an increase of 14% from the first quarter of 2006. Included in the first quarter of 2007 and 2006 were costs associated with restructuring activities, primarily accelerated depreciation and asset impairment costs of $118.1 million and $205.0 million, respectively.
The gross margin was 73.6% in the first quarter of 2007 compared with 75.2% in the first quarter of 2006, which reflect 2.0 and 3.8 percentage point unfavorable impacts, respectively, relating to costs associated with restructuring activities. Changes in product mix had an unfavorable impact on the first quarter gross margin compared with the same prior year quarter, including the decline in branded Zocor sales in first quarter 2007 compared with 2006 as a result of the loss of U.S. market exclusivity in June 2006.
Marketing and administrative expenses were $1.80 billion in the first quarter of 2007, an increase of 5% compared with the first quarter of 2006. The increase is largely attributable to the level of activity required to support the worldwide launches of Gardasil and Januvia.
Research and development expenses totaled $1.03 billion for the first quarter of 2007, an increase of 9% over the first quarter of 2006. The first quarter of 2007 and 2006 included $2.2 million and $55.4 million of costs related to the global restructuring program, respectively. Excluding these costs, the increase in research and development costs reflects an increase in basic research and development spending in support of the continued advancement of the research pipeline.
In April 2007, Merck announced that MK-0974, Merck’s calcitonin gene-related peptide antagonist, was entering Phase III of development for the acute treatment of migraine pain. Phase II data will be presented for the first time at the American Headache Society and the International Headache Society meeting in June 2007. Merck continues to anticipate filing the NDA for MK-0974 in 2009.
In March 2007, the Company presented the results from two ongoing Phase III studies of Isentress (raltegravir), Merck’s oral investigational integrase inhibitor at the 14th Annual Conference on Retroviruses and Opportunistic Infections. The data demonstrated significantly greater antiretroviral activity of Isentress when used in combination with optimized background therapy (“OBT”) versus placebo plus OBT in treatment-experienced HIV-infected patients who had failed antiretroviral therapies (“ARTs”), and who had HIV virus resistant to at least one drug in each of the three available classes of oral ARTs. These data were collected from the 16-week primary analysis time point called for in the 156 week-long study protocol. Both studies also showed that after 16 weeks of treatment, Isentress plus OBT was generally safe and well tolerated. Isentress is the first in a new class of investigational antiretroviral agents called integrase inhibitors that inhibit the insertion of the HIV viral DNA into human DNA. Inhibiting integrase from performing this essential function blocks the ability of the virus to replicate and infect new cells. Isentress has been previously referred to as MK-0518. The brand name Isentress is currently under review by the FDA.
Also in March 2007, Merck and H. Lundbeck A/S announced the discontinuation of their joint development program for gaboxadol, an investigational new medicine for the treatment of insomnia that was in Phase III development. Data from recently completed clinical studies suggest that the overall clinical profile for gaboxadol in insomnia does not support further development. As a result of this new information, Merck and Lundbeck will not file an NDA for gaboxadol for the treatment of insomnia with the FDA, or other regulatory agencies worldwide, and have terminated ongoing clinical studies.
Amounts included in Restructuring costs, primarily representing separation costs associated with the Company’s global restructuring program, were $65.8 million for the first quarter of 2007 compared with $43.7 million for the first quarter of 2006 (see Note 2).
Equity income from affiliates, which reflects the performance of the Company’s joint ventures and other equity method affiliates, was $652.6 million for the first quarter of 2007 and $503.4 million for the first quarter of 2006. The increase in 2007 primarily reflects the successful performance of Zetia and Vytorin through the Merck/Schering-Plough partnership. See Note 4 and "Selected Joint Venture and Affiliate Information” below.
The change in Other (income) expense, net for the first quarter of 2007 primarily reflects the favorable impact of gains on sales of assets and product divestitures.
Segment Profits

	Three Months Ended
	March 31,
($ in millions)	2007	2006

Pharmaceutical segment	$3,418.4	$3,497.7
Vaccines segment	491.6	115.6
Other segment	154.1	133.3
Other	(1,809.7)	(1,776.2)

Income before income taxes	$2,254.4	$1,970.4

Segment profits are comprised of segment revenues less certain elements of materials and production costs and operating expenses, including the majority of equity income from affiliates and components of depreciation and amortization expenses. For internal management reporting presented to the chief operating decision maker, the Company does not allocate the vast majority of indirect production costs, research and development expenses and general and administrative expenses, as well as the cost of financing these activities. Separate divisions maintain responsibility for monitoring and managing these costs, including depreciation related to fixed assets utilized by these divisions and, therefore, they are not included in segment profits. Also excluded from the determination of segment profits are taxes paid at the joint venture level and a portion of equity income. Additionally, segment profits do not reflect other expenses from corporate and manufacturing cost centers and other miscellaneous income (expense). These unallocated items are reflected in “Other” in the above table. Also included in Other are miscellaneous corporate profits, operating profits related to divested products or businesses, other supply sales and adjustments to eliminate the effect of double counting certain items of income and expense.
Pharmaceutical segment profits decreased 2% in the first quarter of 2007 compared with the first quarter of 2006. The decrease largely reflects the loss of U.S. market exclusivity for Zocor and Proscar, partially offset by higher equity income, primarily driven by the strong performance of the Merck/Schering-Plough partnership.
Vaccines segment profits were $491.6 million in the first quarter of 2007 compared with $115.6 in the first quarter of 2006 driven by the launches of three new vaccines in the latter part of 2006, as well as the successful performance of in-line vaccines. Vaccines segment profits also reflect the results from SPMSD included in Equity income from affiliates.
The effective tax rate was 24.4% for the first quarter of 2007 compared with 22.9% for the first quarter of 2006. The effective tax rates reflect the impact of costs associated with the global restructuring program.
Net income was $1.70 billion for the first quarter of 2007 compared with $1.52 billion for the first quarter of 2006. Earnings per common share assuming dilution (“EPS”) for the first quarter of 2007 were $0.78 compared with $0.69 in the first quarter of 2006. These results reflect strong performance across a range of the Company’s products, solid performance from the Merck/Schering-Plough partnership, as well as gains from certain asset and product divestitures as discussed above.

Selected Joint Venture and Affiliate Information
The Merck/Schering-Plough partnership reported combined global sales of Zetia and Vytorin of $1.17 billion for the first quarter of 2007, representing growth of 47% over the first quarter of 2006. Global sales of Zetia, the cholesterol-absorption inhibitor also marketed as Ezetrol outside the United States, reached $544.0 million in the first quarter of 2007, an increase of 31% compared with the first quarter of 2006. Global sales of Vytorin, marketed outside the United States as Inegy, reached $623.8 million in the first quarter of 2007, an increase of 65% compared with the first quarter of 2006.
Total vaccine sales reported by SPMSD were $194.8 million for the first quarter of 2007 compared with $172.7 for the first quarter of 2006. SPMSD sales for the first quarter of 2007 included sales of Gardasil of $30.2 million.
The Company records the results from its interest in the Merck/Schering-Plough partnership and SPMSD in Equity income from affiliates.
Liquidity and Capital Resources

	March 31,	December 31,
($ in millions)	2007	2006

Cash and investments	$11,895.3	$16,501.2
Working capital	$3,880.4	$2,507.5
Total debt to total liabilities and equity	15.1%	15.3%

The decline in cash and investments at March 31, 2007, primarily reflects the payment made under the terms of a settlement with the Internal Revenue Service (“IRS”) for certain tax matters (see below) and the January 3, 2007 payment made in connection with the December 2006 acquisition of Sirna Therapeutics, Inc. (“Sirna”).
During the first quarter of 2007 cash used by operating activities of $1.3 billion largely reflects the payment referenced above for certain tax matters. This compares with cash provided by operations of $1.3 billion in the first quarter of 2006. On an ongoing basis, cash provided by operations will continue to be the Company’s primary source of funds to finance operating needs and capital expenditures. Cash used in investing activities of $1.3 billion in the first quarter of 2007 largely reflects the $1.1 billion payment made in connection with the Sirna acquisition.
On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, (“FIN 48”). As a result of the implementation of FIN 48, the Company recognized an $81 million decrease in its existing liability for unrecognized tax benefits, with a corresponding increase to the January 1, 2007 Retained earnings balance.
As of January 1, 2007, after the implementation of FIN 48, the Company’s liability for unrecognized tax benefits was $5.01 billion, excluding liabilities for interest and penalties. If the Company were to recognize these benefits, the effective tax rate would reflect a favorable net impact of $3.95 billion. In addition, at January 1, 2007, liabilities for accrued interest and penalties relating to the unrecognized tax benefits totaled $2.40 billion. As of March 31, 2007, the Company’s Consolidated Balance Sheet reflects a liability for unrecognized tax benefits of $3.44 billion. If the Company were to recognize these benefits, the effective tax rate would reflect a favorable net impact of $2.38 billion. Accrued interest and penalties included in the Consolidated Balance Sheet were $1.50 billion as of March 31, 2007. The declines from January 1, 2007 were primarily due to the settlement with the IRS discussed below.
As previously disclosed, the IRS has examined the Company’s tax returns for the years 1993 to 2001 and issued notices of deficiency with respect to a partnership transaction entered into in 1993, and two minority interest equity financings entered into in 1995 and 2000, respectively. On February 13, 2007, the Company entered into closing agreements with the IRS covering several specific items, including the 1993 partnership transaction and the minority interest financings. The closing agreements effectively closed the examination of the Company’s tax returns for the period 1993 through 2001 resulting in a settlement of all open tax matters for these years. Under the terms of the settlement, the Company made an aggregate payment of $2.79 billion in February 2007. This payment will be offset during 2007 by (i) a tax refund of $165 million for amounts previously paid for these matters and (ii) a federal tax benefit of approximately $360 million related to interest included in the payment, resulting in a net cash cost to the Company of approximately $2.3 billion. The impact for years subsequent to 2001 of the partnership transaction and the minority interest equity financings was included in the settlement although those years remain open in all other respects. The settlement with the IRS did not have a material impact on the Company’s results of operations for the first quarter as these amounts had been previously provided for.
As previously disclosed, Merck’s Canadian tax returns for the year 1998 through 2004 are being examined by the Canada Revenue Agency (“CRA”). On October 10, 2006, the CRA issued the Company a notice of reassessment containing adjustments related to certain intercompany pricing matters, which result in additional Canadian and provincial tax due of approximately $1.4 billion (U.S. dollars) plus interest of approximately $470 million (U.S. dollars). The Company disagrees with the positions taken by the CRA and believes they are without merit. The Company intends to contest the assessment through the CRA appeals process and the courts if necessary. In connection with the appeals process, the Company was required to post a deposit of a portion of the tax and interest assessed. During January 2007, the Company pledged collateral consisting of cash and cash equivalents valued at $811 million (U.S. dollars) at March 31 to a financial institution which provided a Letter of Guarantee to the CRA. The collateral is included in Other Assets in the Consolidated Balance Sheet. The Company anticipates making a similar pledge in connection with the same matters of approximately $288 million (U.S. dollars) in May 2007 to a financial institution to provide a Letter of Guarantee to the Quebec Ministry of Revenue. The Company has previously established reserves for these matters. While the resolution of these matters may result in liabilities higher or lower than the reserves, management believes that resolution of these matters will not have a material effect on the Company’s financial position or liquidity. However, an unfavorable resolution could have a material effect on the Company’s results of operations or cash flows in the quarter in which an adjustment is recorded or tax is due.
Capital expenditures totaled $200.7 million and $197.6 million for the first three months of 2007 and 2006, respectively. Capital expenditures for full year 2007 are estimated to be $1.2 billion.
Dividends paid to stockholders were $826.6 million and $829.8 million for the first three months of 2007 and 2006, respectively. In February 2007, the Board of Directors declared a quarterly dividend of $0.38 per share on the Company’s common stock for the second quarter of 2007.
The Company purchased $244.4 million of its common stock (5.5 million shares) for its Treasury during the first three months of 2007. The Company has approximately $6.3 billion remaining under the July 2002 treasury stock purchase authorization.
In February 2007, the Company redeemed $500 million of notes that were subject to annual interest rate resets upon notification from the remarketing agent that, due to an overall rise in interest rates, it would not exercise its annual option to remarket the notes.
In March 2007, $350 million of 2.5% notes, along with an associated pay-floating, receive-fixed interest rate swap, matured and were retired.
In April 2007, the Company extended the maturity date of its $1.5 billion, 5-year revolving credit facility from 2011 to 2012. The facility provides backup liquidity for the Company’s commercial paper borrowing facility and is to be used for general corporate purposes. The Company has not drawn funding from this facility.
Critical Accounting Policies
The Company’s significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2006. Certain of these accounting policies are considered critical as disclosed in the Critical Accounting Policies and Other Matters section of Management’s Discussion and Analysis in the Company’s 2006 Annual Report on Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. Other than the adoption of FIN 48, as discussed above (see also Note 10), there have been no significant changes in the Company’s critical accounting policies since December 31, 2006.
Recently Issued Accounting Standards
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”), which will be effective January 1, 2008. FAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. The effect of adoption of FAS 157 on the Company’s financial position and results of operations is not expected to be material.

Legal Proceedings
The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including product liability, intellectual property, and commercial litigation, as well as additional matters such as antitrust actions. The following discussion is limited to recent developments concerning legal proceedings and should be read in conjunction with Note 6 to the consolidated financial statements of this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Vioxx Litigation
Product Liability Lawsuits
As previously disclosed, individual and putative class actions have been filed against the Company in state and federal courts alleging personal injury and/or economic loss with respect to the purchase or use of Vioxx. All such actions filed in federal court are coordinated in a multidistrict litigation in the U.S. District Court for the Eastern District of Louisiana (the “MDL”) before District Judge Eldon E. Fallon. A number of such actions filed in state court are coordinated in separate coordinated proceedings in state courts in New Jersey, California and Texas, and the counties of Philadelphia, Pennsylvania and Clark County, Nevada. As of March 31, 2007, the Company had been served or was aware that it had been named as a defendant in approximately 27,250 lawsuits, which include approximately 45,700 plaintiff groups, alleging personal injuries resulting from the use of Vioxx, and in approximately 266 putative class actions alleging personal injuries and/or economic loss. (All of the actions discussed in this paragraph are collectively referred to as the “Vioxx Product Liability Lawsuits”.) Of these lawsuits, approximately 8,400 lawsuits representing approximately 23,450 plaintiff groups are or are slated to be in the federal MDL and approximately 16,550 lawsuits representing approximately 16,550 plaintiff groups are included in a coordinated proceeding in New Jersey Superior Court before Judge Carol E. Higbee.
In addition to the Vioxx Product Liability Lawsuits discussed above, the claims of over 4,600 plaintiffs had been dismissed as of March 31, 2007. Of these, there have been over 1,050 plaintiffs whose claims were dismissed with prejudice (i.e., they cannot be brought again) either by plaintiffs themselves or by the courts. Over 3,550 additional plaintiffs have had their claims dismissed without prejudice (i.e., they can be brought again).
In the MDL, Judge Fallon scheduled a series of trials concluding in December 2006, in the following categories: (i) heart attack with short term use; (ii) heart attack with long term use; (iii) stroke; and (iv) cardiovascular injury involving a prescription written after April 2002 when the labeling for Vioxx was revised to include the results of the VIGOR trial. The next scheduled trial in the MDL is a re-trial in Barnett v. Merck. Judge Fallon had originally ruled that the re-trial would be on the issue of damages only, but Merck has moved to re-try all issues including liability. That motion was argued on March 28, 2007 and a decision is pending.
On March 22, 2007, Judge Fallon denied Merck’s motion for summary judgment on statute of limitations grounds in three individual cases (Edmonds v. Merck, Stinson v. Merck, and Watson v. Merck), concluding that there were factual issues precluding summary judgment.
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
Merck has entered into a tolling agreement (the “Tolling Agreement”) with the MDL Plaintiffs’ Steering Committee that establishes a procedure to halt the running of the statute of limitations (tolling) as to certain categories of claims allegedly arising from the use of Vioxx by non-New Jersey citizens. The Tolling Agreement applies to individuals who have not filed lawsuits and may or may not eventually file lawsuits and only to those claimants who seek to toll claims alleging injuries resulting from a thrombotic cardiovascular event that results in a myocardial infarction or ischemic stroke. The Tolling Agreement provides counsel additional time to evaluate potential claims. The Tolling Agreement requires any tolled claims to be filed in federal court. As of March 31, 2007, approximately 13,700 claimants had entered into Tolling Agreements. The parties have agreed that April 9, 2007 was the deadline for filing Tolling Agreements and no additional Tolling Agreements will be accepted.
The following sets forth the results of trials and certain significant rulings that occurred in the first quarter with respect to the Vioxx Product Liability Lawsuits.
The Company previously disclosed that in April 2006, in Garza v. Merck, a jury in Rio Grande City, Texas returned a verdict in favor of the plaintiff. In September 2006, the Texas state court granted the Company’s request to investigate possible jury bias because a juror admitted that he had, prior to the trial, on several occasions borrowed money from the plaintiff. On December 21, 2006, the court entered judgment for plaintiff in the amount of $7.75 million, plus interest, reduced from the original award of $32 million because of the Texas state cap on punitive damages. The Company filed a motion for new trial on January 22, 2007, which was heard on February 12, 2007. Judge Gabert took the matter under advisement but did not rule within the statutory deadline. As a result, Merck’s motion was denied by operation of law. The Company has appealed.
On January 18, 2007, Judge Victoria Chaney declared a mistrial in a consolidated trial of two cases, Appell v. Merck and Arrigale v. Merck, which had commenced on October 31, 2006 in California state court in Los Angeles, after the jury indicated that it could not reach a verdict.
A consolidated trial, Hermans v. Merck and Humeston v. Merck, began on January 17, 2007, in the coordinated proceeding in New Jersey Superior Court before Judge Higbee. Humeston v. Merck was first tried in 2005, but Judge Higbee set aside the November 2005 jury verdict in favor of Merck and ordered a new trial on the grounds of newly discovered evidence. The Hermans/Humeston trial was separated into two phases: a general phase regarding Merck’s conduct and a plaintiff-specific phase. The jury found for Merck in phase I on the Hermans failure to warn claim, and the consumer fraud claim is being submitted to Judge Higbee for decision later this month. The jury found for plaintiff in the Humeston case, awarding compensatory damages to Mr. Humeston in the amount of $18 million and to Mrs. Humeston in the amount of $2 million. The jury also awarded $27.5 million in punitive damages. Merck has moved for a judgment notwithstanding the verdict, a new trial, or reduction of the award.
On March 27, 2007, a jury found for Merck on all counts in Schwaller v. Merck, which was tried in state court in Madison County, Illinois.
On September 28, 2006, the New Jersey Superior Court, Appellate Division, heard argument on plaintiffs’ appeal of Judge Higbee’s dismissal of the Sinclair v. Merck case. This putative class action was originally filed in December 2004 and sought the creation of a medical monitoring fund. Judge Higbee had granted the Company’s motion to dismiss in May 2005. On January 16, 2007, the Appellate Division reversed the decision and remanded the case back to Judge Higbee for further factual inquiry. On April 4, 2007, the New Jersey Supreme Court granted the Company’s petition for review of the Appellate Division’s decision.
On April 19, 2007, Judge Randy Wilson, who presides over the Texas Vioxx coordinated proceeding, dismissed the failure to warn claim of plaintiff Ruby Ledbetter, whose case was scheduled to be tried on May 14. Judge Wilson relied on a Texas statute enacted in 2003 that provides that there can be no failure to warn regarding a prescription medicine if the medicine is distributed with FDA-approved labeling. There is an exception in the statute if required, material, and relevant information was withheld from the FDA that would have led to a different decision regarding the approved labeling, but Judge Wilson found that the exception is preempted by federal law unless the FDA finds that such information was withheld. Judge Wilson is currently presiding over 1,300 Vioxx suits in Texas in which a principal allegation is failure to warn. Judge Wilson certified the decision for an expedited appeal to the Texas Court of Civil Appeals.
Juries have now found in favor of Merck 10 times and in favor of plaintiffs five times. There are two unresolved mistrials as a result of hung juries after plaintiffs failed to prove their claims. In addition, another 15 cases scheduled for trial were either dismissed or withdrawn from the trial calendar by plaintiffs before a jury could be selected.
Other Lawsuits
As previously disclosed, on July 29, 2005, a New Jersey state trial court certified a nationwide class of third-party payors (such as unions and health insurance plans) that paid in whole or in part for the Vioxx used by their plan members or insureds. The named plaintiff in that case seeks recovery of certain Vioxx purchase costs (plus penalties) based on allegations that the purported class members paid more for Vioxx than they would have had they known of the product’s alleged risks. Merck believes that the class was improperly certified. The trial court’s ruling is procedural only; it does not address the merits of plaintiffs’ allegations, which the Company intends to defend vigorously. On March 31, 2006, the New Jersey Superior Court, Appellate Division, affirmed the class certification order. On July 19, 2006, the New Jersey Supreme Court decided to exercise its discretion to hear the Company’s appeal of the Appellate Division’s decision. On August 24, 2006, the Appellate Division ordered a stay of the proceedings in Superior Court pending a ruling by the Supreme Court. Oral argument before the New Jersey Supreme Court took place in March 2007.
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
Shareholder Lawsuits
As previously disclosed, in addition to the Vioxx Product Liability Lawsuits, the Company and various current and former officers and directors are defendants in various putative class actions and individual lawsuits under the federal securities laws and state securities laws (the “Vioxx Securities Lawsuits”). All of the Vioxx Securities Lawsuits pending in federal court have been transferred by the Judicial Panel on Multidistrict Litigation (the “JPML”) to the United States District Court for the District of New Jersey before District Judge Stanley R. Chesler for inclusion in a nationwide MDL (the “Shareholder MDL”). Judge Chesler has consolidated the Vioxx Securities Lawsuits for all purposes. Plaintiffs request certification of a class of purchasers of Company stock between May 21, 1999 and October 29, 2004. The complaint alleges that the defendants made false and misleading statements regarding Vioxx in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified compensatory damages and the costs of suit, including attorneys’ fees. The complaint also asserts a claim under Section 20A of the Securities and Exchange Act against certain defendants relating to their sales of Merck stock. In addition, the complaint includes allegations under Sections 11, 12 and 15 of the Securities Act of 1933 that certain defendants made incomplete and misleading statements in a registration statement and certain prospectuses filed in connection with the Merck Stock Investment Plan, a dividend reinvestment plan. On April 12, 2007, Judge Chesler granted defendants’ motion to dismiss, and dismissed the complaint with prejudice. Plaintiffs’ counsel has stated that plaintiffs plan to appeal the dismissal of the complaint.
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
As previously disclosed, various shareholder derivative actions filed in federal court were transferred to the Shareholder MDL and consolidated for all purposes by Judge Chesler (the “Vioxx Derivative Lawsuits”). The consolidated complaint arose out of substantially the same factual allegations that are made in the Vioxx Securities Lawsuits. The Vioxx Derivative Lawsuits, which were purportedly brought to assert rights of the Company, assert claims against certain members of the Board past and present and certain executive officers for breach of fiduciary duty, waste of corporate assets, unjust enrichment, abuse of control and gross mismanagement. On May 5, 2006, Judge Chesler granted defendants’ motion to dismiss and denied plaintiffs’ request for leave to amend their complaint. Plaintiffs’ appeal of the District Court’s decision refusing them leave to amend the complaint is currently pending before the United States Court of Appeals for the Third Circuit and was argued on April 12, 2007.
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
Insurance
As previously disclosed, the Company had product liability insurance for claims brought in the Vioxx Product Liability Lawsuits with stated upper limits of approximately $630 million after deductibles and co-insurance. This insurance provides coverage for legal defense costs and potential damage amounts that have been or will be incurred in connection with the Vioxx Product Liability Lawsuits. The Company believes that this insurance coverage extends to additional Vioxx Product Liability Lawsuits that may be filed in the future. The Company has Directors and Officers insurance coverage applicable to the Vioxx Securities Lawsuits and Vioxx Derivative Lawsuits with stated upper limits of approximately $190 million. The Company has fiduciary and other insurance for the Vioxx ERISA Lawsuits with stated upper limits of approximately $275 million. Additional insurance coverage for these claims may also be available under upper-level excess policies that provide coverage for a variety of risks. There are disputes with certain insurers about the availability of some or all of this insurance coverage and there are likely to be additional disputes. The Company’s insurance coverage with respect to the Vioxx Lawsuits will not be adequate to cover its defense costs and any losses.
As previously disclosed, the Company’s upper level excess insurers (which provide excess insurance potentially applicable to all of the Vioxx Lawsuits) have commenced an arbitration seeking, among other things, to cancel those policies, to void all of their obligations under those policies and to raise other coverage issues with respect to the Vioxx Lawsuits. Merck intends to contest vigorously the insurers’ claims and will attempt to enforce its rights under applicable insurance policies. The amounts actually recovered under the policies discussed in this section may be less than the amounts specified in the preceding paragraph. Pursuant to negotiated agreements, two of the Company’s insurers, which represent approximately 23% of the product liability insurance, have committed to pay approximately $100 million with respect to such insurance. Most of the funds have been received. The amounts recovered from the two insurers substantially offset previously established receivables and therefore have not and will not impact Net Income in periods received. Remaining receivables for product liability insurance, including amounts subject to the arbitration, are immaterial.
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

Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. As of December 31, 2006, the Company had a reserve of $858 million solely for its future legal defense costs related to the Vioxx Litigation. During the first quarter of 2007, the Company spent approximately $121 million in the aggregate in legal defense costs worldwide related to (i) the Vioxx Product Liability Lawsuits, (ii) the Vioxx Shareholder Lawsuits, (iii) the Vioxx Foreign Lawsuits, and (iv) the Vioxx Investigations (collectively, the “Vioxx Litigation”). As a result, as of March 31, 2007, the Company had a reserve of $737 million solely for its future legal defense costs related to the Vioxx Litigation.
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
Other Product Liability Litigation
As previously disclosed, the Company is a defendant in product liability lawsuits in the United States involving Fosamax (the “Fosamax Litigation”). As of March 31, 2007, 156 cases had been filed against Merck in either federal or state court, including 4 cases which seek class action certification, as well as damages and medical monitoring. In these actions, plaintiffs allege, among other things, that they have suffered osteonecrosis of the jaw, generally subsequent to invasive dental procedures such as tooth extraction or dental implants, and/or delayed healing, in association with the use of Fosamax. On August 16, 2006, the JPML ordered that the Fosamax product liability cases pending in federal courts nationwide should be transferred and consolidated into one multidistrict litigation (the “Fosamax MDL”) for coordinated pre-trial proceedings. The Fosamax MDL has been transferred to Judge John Keenan in the United States District Court for the Southern District of New York. As a result of the JPML order, over 130 cases (which are included in the 156 cases referenced above) are now before Judge Keenan. Judge Keenan has issued a Case Management Order setting forth a schedule governing the proceedings which focuses primarily upon resolving the class action certification motions in 2007 and the start of substantive fact discovery relating to the class action motions and to the factual merits of the cases. The Company intends to defend against these lawsuits.
As of December 31, 2006, the Company established a reserve of approximately $48 million solely for its future legal defense costs for the Fosamax Litigation through 2008. Spending in the first quarter of 2007 was not significant. Some of the significant factors considered in the establishment of the reserve for the Fosamax Litigation legal defense costs were as follows: the actual costs incurred by the Company thus far; the development of the Company’s legal defense strategy and structure in light of the creation of the Fosamax MDL; the number of cases being brought against the Company; and the anticipated timing, progression, and related costs of pre-trial activities in the Fosamax Litigation. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase its reserves for legal defense costs at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so. Due to the uncertain nature of litigation, the Company is unable to estimate its costs beyond the end of 2008. The Company has not established any reserves for any potential liability relating to the Fosamax Litigation. Unfavorable outcomes in the Fosamax Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.
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
As previously disclosed, on February 23, 2004, the Italian Antitrust Authority (“ICA”) adopted a measure commencing a formal investigation of Merck Sharp & Dohme (Italia) S.p.A. (“MSD Italy”) and the Company under Article 14 of the Italian Competition Law and Article 82 EC to ascertain whether the Company and MSD Italy committed an abuse of a dominant position by refusing to grant to ACS Dobfar S.p.A. (“Dobfar”), an Italian company, a voluntary license under the Company’s Italian Supplementary Protection Certificate (“SPC”), pursuant to domestic legislation passed in 2002, to permit Dobfar to manufacture imipenem and cilastatin (“I&C”), the active ingredients in Tienam, in Italy for sale outside Italy in countries where patent protection had expired or never existed. On March 21, 2007, the ICA adopted a Commitment Decision in which it accepted the Company’s commitment to grant non-exclusive licenses under its Italian SPC for finasteride with respect to finasteride 5 mg for the treatment of benign prostate hyperplasia and closed the case without a finding of infringement.
Patent Litigation
From time to time, generic manufacturers of pharmaceutical products file Abbreviated New Drug Applications (“ANDA’s”) with the FDA seeking to market generic forms of the Company’s products prior to the expiration of relevant patents owned by the Company. Generic pharmaceutical manufacturers have submitted ANDA’s to the FDA seeking to market in the United States a generic form of Fosamax, Prilosec, Nexium, Propecia, Zetia, Singulair, Trusopt and Cosopt prior to the expiration of the Company’s (and Schering Plough’s in the case of Zetia and AstraZeneca’s in the case of Prilosec and Nexium) patents concerning these products. The generic companies’ ANDA’s generally include allegations of non-infringement, invalidity and unenforceability of the patents. Generic manufacturers have received FDA approval to market a generic form of Prilosec. The Company has filed patent infringement suits in federal court against companies filing ANDA’s for generic alendronate (Fosamax), finasteride (Propecia), dorzolamide (Trusopt) and dorzolamide/timolol (Cosopt), and AstraZeneca and the Company have filed patent infringement suits in federal court against companies filing ANDA’s for generic omeprazole (Prilosec) and esomeprazole (Nexium). Similar patent challenges exist in certain foreign jurisdictions. The Company intends to vigorously defend its patents, which it believes are valid, against infringement by generic companies attempting to market products prior to the expiration dates of such patents. As with any litigation, there can be no assurance of the outcomes, which, if adverse, could result in significantly shortened periods of exclusivity for these products.
In February 2007, Schering Plough received a notice from Glenmark Pharmaceuticals (“Glenmark”), a generic company, indicating that it had filed an ANDA for Zetia and that it is challenging the U.S. patents that are listed for Zetia. Merck and Schering Plough market Zetia through a joint venture, MSP Singapore LLC. On March 22, 2007 Schering Plough and MSP Singapore LLC filed a patent infringement suit against Glenmark. The lawsuit automatically stays FDA approval of Glenmark’s ANDA for 30 months or until an adverse court decision, whichever may occur earlier.
On February 22, 2007, the Company received a notice from Teva Pharmaceuticals (“Teva”), a generic company, indicating that it had filed an ANDA for montelukast and that it is challenging the U.S. patent that is listed for Singulair. On April 2, 2007 the Company filed a patent infringement action against Teva. The lawsuit automatically stays FDA approval of Teva’s ANDA for 30 months or until an adverse court decision, whichever may occur earlier.
As previously disclosed, in September 2004, the Company appealed a decision of the Opposition Division of the European Patent Office (“EPO”) that revoked the Company’s patent in Europe that covers the once-weekly administration of alendronate. On March 14, 2006, the Board of Appeal of the EPO upheld the decision of the Opposition Division revoking the patent. On March 28, 2007, the EPO issued another patent in Europe to the Company that covers the once-weekly administration of alendronate. Under its terms, this new patent is effective until July 2018. An opposition has been filed in the EPO against this patent. Additionally, Merck has brought patent infringement suits in various European jurisdictions based upon this patent. Merck’s basic patent covering the use of alendronate has been challenged in several European countries. The Company has received adverse decisions in Germany, Holland and the United Kingdom. The decision in the United Kingdom was upheld on appeal. The Company has appealed the decisions in Germany and Holland.
In addition, as previously disclosed, in Japan a proceeding has been filed challenging the validity of the Company’s Japanese patent for the once-weekly administration of alendronate. The patent office in Japan has issued a decision invalidating the Company’s once-weekly patent in Japan. This decision is under appeal.
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
On January 18, 2006, the Company sued Hi-Tech Pharmacal Co., Inc. (“Hi-Tech”) of Amityville, New York for patent infringement in response to Hi-Tech’s application to the FDA seeking approval of a generic version of Merck’s ophthalmic drugs Trusopt and Cosopt, which are used for treating elevated intraocular pressure in people with ocular hypertension or glaucoma. In the lawsuit, Merck sued to enforce a patent covering an active ingredient dorzolamide, which is present in both Trusopt and Cosopt. In that case, the District Court entered judgment in Merck’s favor and Hi-Tech appealed. A hearing of the appeal was conducted in December 2006. A decision was entered on March 29, 2007 affirming the validity of the Company’s dorzolamide patent. Merck has elected not to enforce two U.S. patents listed with the FDA which cover the combination of dorzolamide and timolol, the two active ingredients in Cosopt. The patent covering dorzolamide provides exclusivity for Trusopt and Cosopt until October 2008 (including six months of pediatric exclusivity). After such time, the Company expects sales of these products to decline.
Other Litigation
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
Environmental Matters
As previously reported, federal and state environmental authorities have been investigating the release on June 13, 2006 of potassium thiocyanate from the West Point facility that resulted in a fish kill. Merck and those agencies are currently engaged in negotiating settlement of the government claims and Merck’s liability. Merck expects that the resulting settlement will include payment of penalties and Supplemental Environmental Projects designated by the agencies, as well as remedial actions to improve the site’s wastewater collection facilities.

Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no changes in internal control over financial reporting, for the period covered by this report, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, the Company is undergoing a multi-year initiative to replace a number of its information systems, as well as moving certain transaction processing activities into a shared service environment. These initiatives will support efforts to create a leaner organization with more standardized information systems.
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
The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors, including risk factors, described in the Company’s filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K. In Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed on February 28, 2007, the Company discusses in more detail various important factors that could cause actual results to differ from expected or historic results. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.

PART II — Other Information
Item 1. Legal Proceedings
Information with respect to certain legal proceedings is incorporated by reference from Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part I of this report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities for the three months ended March 31, 2007 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			($ in millions)
	Total Number	Average Price	Approximate Dollar Value of Shares
	of Shares	Paid Per	That May Yet Be Purchased
Period	Purchased(1)	Share	Under the Plans or Programs(1)
January 1 — January 31, 2007	1,782,000	$45.05	$6,447.1

February 1 — February 28, 2007	1,728,500	$44.14	$6,370.8

March 1 — March 31, 2007	1,997,600	$43.94	$6,283.1

Total	5,508,100	$44.36	$6,283.1

(1)	All shares purchased during the period were made as part of a plan announced in July 2002 to purchase $10 billion in Merck shares.
Item 6. Exhibits

Number	Description

3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (October 1, 2004) – Incorporated by reference to Form 10-Q Quarterly Report for the period ended September 30, 2004

3.2	By-Laws of Merck & Co., Inc. (as amended effective May 24, 2005) – Incorporated by reference to Current Report on Form 8-K dated May 24, 2005

12	Computation of Ratios of Earnings to Fixed Charges

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCK & CO., INC.
Date: May 8, 2007	/s/ Kenneth C. Frazier
KENNETH C. FRAZIER
Executive Vice President and General Counsel

Date: May 8, 2007	/s/ John Canan
JOHN CANAN
Vice President, Controller

EXHIBIT INDEX

Number	Description

3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (October 1, 2004) – Incorporated by reference to Form 10-Q Quarterly Report for the period ended September 30, 2004

3.2	By-Laws of Merck & Co., Inc. (as amended effective May 24, 2005) – Incorporated by reference to Current Report on Form 8-K dated May 24, 2005

12	Computation of Ratios of Earnings to Fixed Charges

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer