Form 10-Q
period 2007-06-30
MERCK & CO INC
filed 2007-08-08
CIK 64978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 1-3305
MERCK & CO., INC.
P. O. Box 100
One Merck Drive
Whitehouse Station, N.J. 08889-0100
(908) 423-1000

Incorporated in New Jersey	I.R.S. Employer Identification
No. 22-1109110
The number of shares of common stock outstanding as of the close of business on July 31, 2007:

Class	Number of Shares Outstanding

Common Stock	2,169,064,468
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
Yes ☐            No ☑

Part I — Financial Information
Item 1. Financial Statements
MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF INCOME
(Unaudited, $ in millions except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Sales	$6,111.4	$5,771.7	$11,880.7	$11,181.5

Costs, Expenses and Other
Materials and production	1,552.3	1,445.2	3,078.1	2,787.9
Marketing and administrative	2,083.7	1,734.0	3,885.7	3,449.0
Research and development	1,030.5	1,172.5	2,060.6	2,114.5
Restructuring costs	55.8	(6.9)	121.6	36.8
Equity income from affiliates	(759.1)	(611.3)	(1,411.7)	(1,114.7)
Other (income) expense, net	(84.0)	(70.1)	(340.2)	(170.7)

	3,879.2	3,663.4	7,394.1	7,102.8

Income Before Taxes	2,232.2	2,108.3	4,486.6	4,078.7
Taxes on Income	555.8	609.0	1,105.9	1,059.4

Net Income	$1,676.4	$1,499.3	$3,380.7	$3,019.3

Basic Earnings per Common Share	$0.77	$0.69	$1.56	$1.38

Earnings per Common Share Assuming Dilution	$0.77	$0.69	$1.55	$1.38

Dividends Declared per Common Share	$0.38	$0.38	$0.76	$0.76

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited, $ in millions)

	June 30,	December 31,
	2007	2006

Assets
Current Assets
Cash and cash equivalents	$3,469.5	$5,914.7
Short-term investments	2,034.5	2,798.3
Accounts receivable	3,607.5	3,314.8
Inventories (excludes inventories of $413.3 in 2007 and $416.1 in 2006 classified in Other assets — see Note 4)	1,759.5	1,769.4
Prepaid expenses and taxes	1,564.7	1,433.0

Total current assets	12,435.7	15,230.2

Investments	7,643.0	7,788.2

Property, Plant and Equipment, at cost, net of allowance for depreciation of $11,793.9 in 2007 and $11,015.4 in 2006	12,767.4	13,194.1

Goodwill	1,431.6	1,431.6

Other Intangibles, Net	828.5	943.9

Other Assets	9,076.6	5,981.8

	$44,182.8	$44,569.8

Liabilities and Stockholders’ Equity
Current Liabilities
Loans payable and current portion of long-term debt	$2,169.2	$1,285.1
Trade accounts payable	454.6	496.6
Accrued and other current liabilities	6,106.5	6,653.3
Income taxes payable	723.5	3,460.8
Dividends payable	827.2	826.9

Total current liabilities	10,281.0	12,722.7

Long-Term Debt	4,133.6	5,551.0

Deferred Income Taxes and Noncurrent Liabilities	7,888.0	6,330.3

Minority Interests	2,407.9	2,406.1

Stockholders’ Equity
Common stock, one cent par value
Authorized - 5,400,000,000 shares
Issued - 2,976,223,337 shares	29.8	29.8
Other paid-in capital	7,353.3	7,166.5
Retained earnings	40,905.1	39,095.1
Accumulated other comprehensive loss	(1,112.6)	(1,164.3)

	47,175.6	45,127.1
Less treasury stock, at cost
808,434,585 shares — June 30, 2007
808,437,892 shares — December 31, 2006	27,703.3	27,567.4

Total stockholders’ equity	19,472.3	17,559.7

	$44,182.8	$44,569.8

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, $ in millions)

	Six Months Ended
	June 30,
	2007	2006

Cash Flows from Operating Activities
Net income	$3,380.7	$3,019.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,000.5	1,162.1
Deferred income taxes	(78.0)	203.7
Equity income from affiliates	(1,411.7)	(1,114.7)
Dividends and distributions from equity affiliates	882.6	997.1
Share-based compensation	178.2	182.3
Acquired research	—	296.3
Other	(8.3)	(1.4)
Taxes paid for IRS settlement	(2,788.1)	—
Net changes in assets and liabilities	469.6	(1,236.7)

Net Cash Provided by Operating Activities	1,625.5	3,508.0

Cash Flows from Investing Activities
Capital expenditures	(473.1)	(460.7)
Purchases of securities, subsidiaries and other investments	(6,508.6)	(11,905.3)
Acquisition of Sirna Therapeutics, Inc.	(1,135.9)	—
Proceeds from sales of securities, subsidiaries and other investments	6,228.6	11,145.6
Other	(3.0)	(0.8)

Net Cash Used by Investing Activities	(1,892.0)	(1,221.2)

Cash Flows from Financing Activities
Net change in short-term borrowings	357.6	(1,606.6)
Proceeds from issuance of debt	—	5.1
Payments on debt	(856.5)	(0.8)
Purchases of treasury stock	(491.9)	(500.0)
Dividends paid to stockholders	(1,651.8)	(1,663.1)
Proceeds from exercise of stock options	349.3	311.9
Other	86.8	(227.0)

Net Cash Used by Financing Activities	(2,206.5)	(3,680.5)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	27.8	21.7

Net Decrease in Cash and Cash Equivalents	(2,445.2)	(1,372.0)

Cash and Cash Equivalents at Beginning of Year	5,914.7	9,585.3

Cash and Cash Equivalents at End of Period	$3,469.5	$8,213.3

The accompanying notes are an integral part of this consolidated financial statement.

Notes to Consolidated Financial Statements (unaudited)
1.	Basis of Presentation

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

In June 2007, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-3, Accounting for Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“Issue 07-3”), which is effective January 1, 2008 and is applied prospectively for new contracts entered into on or after the effective date. Issue 07-3 addresses nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities. Issue 07-3 will require these payments be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. The Company is assessing the effects of adoption of Issue 07-3 on its financial position and results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“FAS 159”), which is effective January 1, 2008. FAS 159 permits companies to choose to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The effect of adoption of FAS 159 on the Company’s financial position and results of operations is not expected to be material.

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

In November 2005, the Company announced the initial phase of its global restructuring program designed to reduce the Company’s cost structure, increase efficiency and enhance competitiveness. As part of this program, the Company announced plans to sell or close five manufacturing sites and two preclinical sites by the end of 2008 and eliminate approximately 7,000 positions company-wide. Through the end of the second quarter of 2007, four of the manufacturing facilities had been closed, sold or had ceased operations and the two preclinical sites were closed. The Company has also sold or closed certain other facilities and related assets in connection with the restructuring program. Through the end of 2008, when the initial phase of the global restructuring program is expected to be substantially complete, the cumulative pre-tax costs of the program are expected to range from $1.9 billion to $2.2 billion. Approximately 70% of the cumulative pre-tax costs are estimated as non-cash, relating primarily to accelerated depreciation for those facilities scheduled for closure. Since the inception of the global restructuring program through June 30, 2007, the Company has recorded total pre-tax accumulated costs of $1.7 billion and eliminated approximately 5,700 positions which are comprised of employee separations and the elimination of contractors and vacant positions. However, the Company continues to hire new employees as the Company’s business requires it. For segment reporting purposes, restructuring charges are unallocated expenses.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following tables summarize the charges related to restructuring activities by type of cost:

	Three Months Ended June 30,
	2007				2006
	Separation	Accelerated			Separation	Accelerated
($ in millions)	Costs	Depreciation	Other	Total	Costs	Depreciation	Other	Total

Materials and production	$—	$118.2	$0.5	$118.7	$—	$163.0	$4.5	$167.5
Research and development	—	(2.3)	—	(2.3)	—	—	—	—
Restructuring costs	38.1	—	17.7	55.8	21.9	—	(28.8)	(6.9)

	$38.1	$115.9	$18.2	$172.2	$21.9	$163.0	$(24.3)	$160.6

	Six Months Ended June 30,
	2007				2006
	Separation	Accelerated			Separation	Accelerated
($ in millions)	Costs	Depreciation	Other	Total	Costs	Depreciation	Other	Total

Materials and production	$—	$236.3	$0.5	$236.8	$—	$361.6	$10.9	$372.5
Research and development	—	—	(0.1)	(0.1)	—	55.4	—	55.4
Restructuring costs	85.0	—	36.6	121.6	49.7	—	(12.9)	36.8

	$85.0	$236.3	$37.0	$358.3	$49.7	$417.0	$(2.0)	$464.7

Separation costs are associated with actual headcount reductions, as well as those headcount reductions that were probable and could be reasonably estimated. In the second quarter of 2007, approximately 625 positions were eliminated and in the second quarter of 2006 approximately 500 positions were eliminated. In the first half of 2007, approximately 855 positions were eliminated compared with approximately 2,300 positions in the first half of 2006.

Accelerated depreciation costs primarily relate to the manufacturing and preclinical facilities expected to be sold or closed by the end of 2008.

Other activity reflects $18.2 million and $15.2 million for the second quarter of 2007 and 2006, respectively, and $37.0 million and $37.5 million for the first six months of 2007 and 2006, respectively, of costs that include termination charges associated with the Company’s pension and other postretirement benefit plans (see Note 9), shut-down and other related costs, as well as asset impairments. Additionally, other activity in 2006 includes pre-tax gains of $39.5 million resulting from the second quarter sales of facilities.

The following table summarizes the charges and spending relating to restructuring activities for the six months ended June 30, 2007:

	Separation	Accelerated
($ in millions)	Costs	Depreciation	Other	Total

Restructuring reserves as of January 1, 2007	$177.7	$—	$—	$177.7
Expense	85.0	236.3	37.0	358.3
(Payments) receipts, net	(94.0)	—	(34.7)	(128.7)
Non-cash activity	—	(236.3)	(2.3)	(238.6)

Restructuring reserves as of June 30, 2007	$168.7	$—	$—	$168.7

3.	Acquisitions and Research Collaborations

On July 25, 2007, Merck and NovaCardia, Inc. (“NovaCardia”), a privately held clinical-stage pharmaceutical company focused on cardiovascular diseases, announced they had entered into a definitive agreement under which Merck will acquire NovaCardia. Under the agreement, Merck will acquire all of the outstanding equity of NovaCardia for $350 million plus the amount of cash on hand at the time of closing, all of which will be paid in Merck stock based on the average closing stock price on the five days prior to closing of the acquisition. NovaCardia’s lead product candidate KW-3902, an adenosine A1 receptor antagonist, is being studied in Phase III clinical trials in patients with acute congestive heart failure. KW-3902 is believed to block adenosine-mediated constriction of blood flow to the kidneys

Notes to Consolidated Financial Statements (unaudited) (continued)
and inhibit reabsorption of salt and water by the kidney, thereby increasing urine volume and maintaining renal function in patients with acute congestive heart failure. The acquisition is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act and other customary conditions. The two companies expect to close the acquisition within 45 days of the announcement.

Also in July 2007, Merck and ARIAD Pharmaceuticals, Inc. (“ARIAD”) announced that they had entered into a global collaboration to jointly develop and commercialize AP23573, ARIAD’s novel mTOR inhibitor, for use in cancer. Each party will fund 50 percent of the cost of global development of AP23573, except that Merck will fund 100 percent of the cost of ex-U.S. development that is specific to the development or commercialization of AP23573 outside the U.S. that is not currently part of the global development plan. It is expected that AP23573 will enter into Phase III clinical development for the treatment of metastatic sarcomas beginning in the third quarter of 2007. The agreement provides for an initial payment of $75 million to ARIAD, which the Company will record as Research and development expense, up to $452 million more in milestone payments to ARIAD based on the successful development of AP23573 in multiple cancer indications (including $13.5 million for the initiation of the Phase III clinical trial in metastatic sarcomas and $114.5 million for the initiation of other Phase II and Phase III clinical trials), up to $200 million more based on achievement of significant sales thresholds, at least $200 million in estimated contributions by Merck to global development, up to $200 million in interest-bearing repayable development-cost advances from Merck to cover a portion of ARIAD’s share of global-development costs (after ARIAD has paid $150 million in global development costs), and potential commercial returns from profit sharing in the U.S. or royalties paid by Merck outside the U.S. In the U.S., ARIAD will distribute and sell AP23573 for all cancer indications, and ARIAD and Merck will co-promote and will each receive 50 percent of the income from such sales. Outside the U.S., Merck will distribute, sell and promote AP23573; Merck will pay ARIAD tiered double-digit royalties on such end-market sales of AP23573.

In June 2006, the Company acquired all of the outstanding equity of GlycoFi, Inc. (“GlycoFi”) for approximately $373 million in cash. In connection with the acquisition, the Company recorded a charge of $296.3 million for acquired research associated with GlycoFi’s technology platform to be used in the research and development process, for which, at the acquisition date, technological feasibility had not been established and no alternative future use existed. This charge was not deductible for tax purposes. The charge was recorded in Research and development expense and was determined based upon the present value of expected future cash flows of new product candidates resulting from this technology adjusted for the probability of its technical and marketing success utilizing an income approach reflecting the appropriate risk-adjusted discount rate. The Company also recorded a $99.4 million intangible asset ($57.6 million net of deferred taxes) related to GlycoFi’s developed technology that can be used immediately in the research and development process and has alternative future uses. This intangible asset is being amortized to Research and development expense on a straight-line basis over a five year useful life. The remaining net assets acquired in this transaction were not material. Because GlycoFi was a development stage company that had not commenced its planned principal operations, the transaction was accounted for as an acquisition of assets rather than as a business combination and, therefore, goodwill was not recorded. GlycoFi’s results of operations have been included with the Company’s consolidated financial results since the acquisition date.

4.	Inventories

Inventories consisted of:

	June 30,	December 31,
($ in millions)	2007	2006

Finished goods	$434.4	$403.8
Raw materials and work in process	1,638.5	1,688.9
Supplies	99.9	92.8

Total (approximates current cost)	2,172.8	2,185.5
Reduction to LIFO cost for domestic inventories	—	—

	$2,172.8	$2,185.5

Recognized as:
Inventories	$1,759.5	$1,769.4
Other assets	$413.3	$416.1

Amounts recognized as Other assets are comprised entirely of raw materials and work in process inventories, which include inventories for products not expected to be sold within one year, principally vaccines.

Notes to Consolidated Financial Statements (unaudited) (continued)
5.	Joint Ventures and Other Equity Method Affiliates

Equity income from affiliates reflects the performance of the Company’s joint ventures and other equity method affiliates and was comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2007	2006	2007	2006

Merck/Schering-Plough	$465.1	$320.0	$812.2	$508.0
AstraZeneca LP	215.1	215.4	427.1	428.9
Other (1)	78.9	75.9	172.4	177.8

	$759.1	$611.3	$1,411.7	$1,114.7

(1)	Primarily reflects results from Merial Limited, and joint ventures with Sanofi Pasteur and Johnson & Johnson.
As previously disclosed, the 1999 AstraZeneca merger triggers a partial redemption of Merck’s limited partnership interest in AZLP in 2008. Upon this redemption, Merck will receive from AZLP an amount based primarily on a multiple of Merck’s average annual variable returns derived from sales of the former Astra USA, Inc. products for the three years prior to the redemption (the “Limited Partner Share of Agreed Value”).

Also, as a result of the merger, in exchange for Merck’s relinquishment of rights to future Astra products with no existing or pending U.S. patents at the time of the merger, Astra paid $967.4 million (the “Advance Payment”), which is subject to a true-up calculation (the “True-Up Amount”) in 2008 that may require repayment of all or a portion of this amount. The True-Up Amount is directly dependent on the fair market value in 2008 of the Astra product rights retained by the Company. Accordingly, recognition of this contingent income has been deferred until the realizable amount, if any, is determinable, which is not anticipated prior to 2008. In the second quarter of 2007, the Company reclassified this amount to Accrued and other current liabilities from non-current liabilities as this true-up calculation will occur within the next twelve months.

In 1998, Astra purchased an option (the “Asset Option”) to buy Merck’s interest in the KBI products, excluding the gastrointestinal medicines Nexium and Prilosec (the “Non-PPI Products”), for a payment of $443.0 million, which was deferred. The Asset Option is exercisable in 2010 at an exercise price equal to the net present value as of March 31, 2008 of projected future pre-tax revenue to be received by the Company from the Non-PPI Products (the “Appraised Value”). Merck also has the right to require Astra to purchase such interest in 2008 at the Appraised Value.

The sum of the Limited Partner Share of Agreed Value, the Appraised Value and the True-Up Amount is guaranteed to be a minimum of $4.7 billion. Distribution of the Limited Partner Share of Agreed Value and payment of the True-Up Amount will occur in 2008. AstraZeneca’s purchase of Merck’s interest in the Non-PPI Products is contingent upon the exercise of either Merck’s option in 2008 or AstraZeneca’s option in 2010 and, therefore, payment of the Appraised Value may or may not occur.

6.	Debt and Financial Instruments

During the second quarter of 2007, the Company reclassified the $1.38 billion Astra Note due in 2008 from Long-term debt to Loans payable and current portion of long-term debt.

In June 2007, the Company entered into a pay-floating, receive-fixed interest rate swap contract effectively converting $250 million of its $1.0 billion, 4.75% fixed-rate notes into floating rate instruments. The interest rate swap is designated as a hedge of the fair value change in the notes attributable to changes in the benchmark London Interbank Offered Rate (“LIBOR”) swap rate and will mature in 2015. The fair value change in the notes is fully offset in interest expense by the fair value change in the swap contract.

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

Notes to Consolidated Financial Statements (unaudited) (continued)
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

Vioxx Litigation

Product Liability Lawsuits

As previously disclosed, individual and putative class actions have been filed against the Company in state and federal courts alleging personal injury and/or economic loss with respect to the purchase or use of Vioxx. All such actions filed in federal court are coordinated in a multidistrict litigation in the U.S. District Court for the Eastern District of Louisiana (the “MDL”) before District Judge Eldon E. Fallon. A number of such actions filed in state court are coordinated in separate coordinated proceedings in state courts in New Jersey, California and Texas, and the counties of Philadelphia, Pennsylvania and Washoe and Clark Counties, Nevada. As of June 30, 2007, the Company had been served or was aware that it had been named as a defendant in approximately 26,950 lawsuits, which include approximately 45,225 plaintiff groups, alleging personal injuries resulting from the use of Vioxx, and in approximately 266 putative class actions alleging personal injuries and/or economic loss. (All of the actions discussed in this paragraph are collectively referred to as the “Vioxx Product Liability Lawsuits”.) Of these lawsuits, approximately 8,575 lawsuits representing approximately 23,450 plaintiff groups are or are slated to be in the federal MDL and approximately 16,400 lawsuits representing approximately 16,400 plaintiff groups are included in a coordinated proceeding in New Jersey Superior Court before Judge Carol E. Higbee.

In addition to the Vioxx Product Liability Lawsuits discussed above, the claims of over 4,620 plaintiff groups had been dismissed as of June 30, 2007. Of these, there have been over 1,170 plaintiff groups whose claims were dismissed with prejudice (i.e., they cannot be brought again) either by plaintiffs themselves or by the courts. Over 3,450 additional plaintiff groups have had their claims dismissed without prejudice (i.e., they can be brought again).

Merck has entered into a tolling agreement (the “Tolling Agreement”) with the MDL Plaintiffs’ Steering Committee that establishes a procedure to halt the running of the statute of limitations (tolling) as to certain categories of claims allegedly arising from the use of Vioxx by non-New Jersey citizens. The Tolling Agreement applies to individuals who have not filed lawsuits and may or may not eventually file lawsuits and only to those claimants who seek to toll claims alleging injuries resulting from a thrombotic cardiovascular event that results in a myocardial infarction or ischemic stroke. The Tolling Agreement provides counsel additional time to evaluate potential claims. The Tolling Agreement requires any tolled claims to be filed in federal court. As of June 30, 2007, approximately 14,450 claimants had entered into Tolling Agreements. The parties agreed that April 9, 2007 was the deadline for filing Tolling Agreements and no additional Tolling Agreements are being accepted.

The following sets forth the results of trials and certain significant rulings that occurred in or after the second quarter of 2007 with respect to the Vioxx Product Liability Lawsuits.

In August 2006, in Barnett v. Merck, a jury in New Orleans, Louisiana returned a plaintiff verdict in the second federal Vioxx case to go to trial. The jury awarded the plaintiff $50 million in compensatory damages and $1 million in punitive damages. On June 5, 2007, Judge Fallon denied Merck’s motion for judgment as a matter of law and denied in part Merck’s motion for a new trial on all issues. The Court allowed the plaintiff to choose whether to accept a reduced damages award of $1.6 million ($600,000 in compensatory damages and $1 million in punitive damages) or to have a re-trial. On June 20, 2007, the plaintiff accepted the Court’s reduced damage award of $1.6 million, and on June 28, 2007, Judge Fallon entered judgment in that amount. The Company intends to appeal this judgment.

On May 29, 2007, in the case of Plunkett v. Merck, Judge Fallon granted plaintiff’s motion for a new trial, vacating the February 23, 2006 judgment in favor of Merck.

On July 3, 2007, Judge Fallon denied Merck’s motion for summary judgment on federal preemption grounds in two individual cases, Arnold v. Merck and Gomez v. Merck.

Notes to Consolidated Financial Statements (unaudited) (continued)
On January 18, 2007, Judge Victoria Chaney declared a mistrial in a consolidated trial of two cases, Appell v. Merck and Arrigale v. Merck, which had commenced on October 31, 2006 in California state court in Los Angeles, after the jury indicated that it could not reach a verdict. On July 9, 2007, Judge Chaney scheduled the retrial of the combined trial of Appell and Arrigale for September 17, 2007. Judge Chaney was set to try Berwick v. Merck on April 12, 2007. On the eve of trial, plaintiff dismissed the case with prejudice, citing health issues.

A consolidated trial, Hermans v. Merck and the retrial of Humeston v. Merck, began on January 17, 2007, in the coordinated proceeding in New Jersey Superior Court before Judge Higbee. Humeston v. Merck was first tried in 2005, resulting in a jury verdict in favor of Merck on November 3, 2005. However, on August 17, 2006, Judge Higbee set aside the November 2005 jury verdict and ordered a new trial on the grounds of newly discovered evidence.

The Hermans/Humeston trial was separated into two phases: a general phase regarding Merck’s conduct and a plaintiff-specific phase. On March 2, 2007, the jury found for Merck in the general phase on the Hermans failure to warn claim, and the consumer fraud claim was subsequently submitted to Judge Higbee for decision, which is still pending. On March 12, 2007, the jury found for plaintiffs in the Humeston case, awarding compensatory damages to Mr. Humeston in the amount of $18 million and to Mrs. Humeston in the amount of $2 million. The jury also awarded $27.5 million in punitive damages. Merck has moved for a judgment notwithstanding the verdict, a new trial, or reduction of the award. These and other post-trial motions are currently pending.

In April 2006, in a trial involving two plaintiffs, Thomas Cona and John McDarby, in Superior Court of New Jersey, Law Division, Atlantic County, the jury returned a split verdict. The jury determined that Vioxx did not substantially contribute to the heart attack of Mr. Cona, but did substantially contribute to the heart attack of Mr. McDarby. The jury also concluded that, in each case, Merck violated New Jersey’s consumer fraud statute, which allows plaintiffs to receive their expenses for purchasing the drug, trebled, as well as reasonable attorneys’ fees. The jury awarded $4.5 million in compensatory damages to Mr. McDarby and his wife, who also was a plaintiff in that case, as well as punitive damages of $9 million. On June 8, 2007, Judge Higbee denied Merck’s motion for a new trial. On June 15, 2007, Judge Higbee awarded approximately $4 million in the aggregate in attorneys’ fees and costs. The Company intends to appeal this verdict after the completion of post-trial proceedings in the trial court.

On March 27, 2007, a jury found for Merck on all counts in Schwaller v. Merck, which was tried in state court in Madison County, Illinois. The plaintiff moved for a new trial on May 25, 2007.

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

In July 2006, in Doherty v. Merck, in the Superior Court of Atlantic County, Law Division, New Jersey, a jury returned a verdict in favor of the Company on all counts. The jury rejected a claim by the plaintiff that her nearly three years of Vioxx use caused her heart attack. The jury also found in favor of Merck on the plaintiff’s consumer fraud claim. Plaintiff’s motion for a new trial was argued on May 1, 2007. Judge Higbee took the matter under advisement.

In December 2006, a New Orleans, Louisiana jury returned a verdict in favor of the Company in Dedrick v. Merck. On May 29, 2007, Judge Fallon denied plaintiff’s motion for a new trial.

On April 19, 2007, Judge Randy Wilson, who presides over the Texas Vioxx coordinated proceeding, dismissed the failure to warn claim of plaintiff Ruby Ledbetter, whose case was scheduled to be tried on May 14. Judge Wilson relied on a Texas statute enacted in 2003 that provides that there can be no failure to warn regarding a prescription medicine if the medicine is distributed with U.S. Food and Drug Administration (“FDA”)-approved labeling. There is an exception in the statute if required, material, and relevant information was withheld from the FDA that would have led to a different decision regarding the approved labeling, but Judge Wilson found that the exception is preempted by federal law unless the FDA finds that such information was withheld. Judge Wilson is currently presiding over approximately 1,000 Vioxx suits in Texas in which a principal allegation is failure to warn. Judge Wilson certified the decision for an expedited appeal to the Texas Court of Civil Appeals.

On July 31, 2007, the New Jersey Appellate Division unanimously upheld Judge Higbee’s dismissal of Vioxx Product Liability Lawsuits brought by residents of the United Kingdom.

Notes to Consolidated Financial Statements (unaudited) (continued)
Juries have now found in favor of Merck 10 times and in favor of plaintiffs five times. As noted above, Judge Fallon has set aside the verdict in the Plunkett case, which is one of the 10 defense verdicts, and ordered a new trial. There are two unresolved mistrials as a result of hung juries after plaintiffs failed to prove their claims. In addition, another 20 cases scheduled for trial were either dismissed or withdrawn from the trial calendar by plaintiffs before a jury could be selected.

Merck voluntarily withdrew Vioxx from the market on September 30, 2004. Most states have statutes of limitations for product liability claims of no more than three years, which require that claims must be filed within no more than three years after the plaintiffs learned or could have learned of their potential cause of action. As a result, some may view September 30, 2007 as a significant deadline for filing Vioxx cases. It is important to note, however, that the law regarding statutes of limitations can be complex and variable, depending on the facts and applicable law. Some states have longer statutes of limitations. There are also arguments that the statutes of limitations began running before September 30, 2004. Merck expects that there will be legal arguments concerning the proper application of these statutes, and the decisions will be up to the judges presiding in individual cases in state and federal proceedings. As previously disclosed, in the federal MDL, Judge Fallon denied the Company’s motion for summary judgment on statute of limitations grounds in three individual cases on the basis that there were factual issues precluding summary judgment. To the extent that September 30, 2007 is a deadline, it would not apply to claimants with whom Merck has entered into agreements to toll the statute of limitations, as referred to above.

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

Shareholder Lawsuits

As previously disclosed, in addition to the Vioxx Product Liability Lawsuits, the Company and various current and former officers and directors are defendants in various putative class actions and individual lawsuits under the federal securities laws and state securities laws (the “Vioxx Securities Lawsuits”). All of the Vioxx Securities Lawsuits pending in federal court have been transferred by the Judicial Panel on Multidistrict Litigation (the “JPML”) to the United States District Court for the District of New Jersey before District Judge Stanley R. Chesler for inclusion in a nationwide MDL (the “Shareholder MDL”). Judge Chesler has consolidated the Vioxx Securities Lawsuits for all purposes. Plaintiffs requested certification of a class of purchasers of Company stock between May 21, 1999 and October 29, 2004. The complaint alleged that the defendants made false and misleading statements regarding Vioxx in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and sought unspecified compensatory damages and the costs of suit, including attorneys’ fees. The complaint also asserts a claim under Section 20A of the Securities and Exchange Act against certain defendants relating to their sales of Merck stock. In addition, the complaint included allegations under Sections 11, 12 and 15 of the Securities Act of 1933 that certain defendants made incomplete and misleading statements in a registration statement and certain prospectuses filed in connection with the Merck Stock Investment Plan, a dividend reinvestment plan. On April 12, 2007, Judge Chesler granted defendants’ motion to dismiss, and dismissed the complaint with prejudice. Plaintiffs have appealed Judge Chesler’s decision to the United States Court of Appeals for the Third Circuit.

In October 2005, a Dutch pension fund filed a complaint in the District of New Jersey alleging violations of federal securities laws as well as violations of state law against the Company and certain officers. Pursuant to the Case

Notes to Consolidated Financial Statements (unaudited) (continued)
Management Order governing the Shareholder MDL, the case, which is based on the same allegations as the Vioxx Securities Lawsuits, was consolidated with the Vioxx Securities Lawsuits. Defendants’ motion to dismiss the pension fund’s complaint was filed on August 3, 2007.

As previously disclosed, on August 15, 2005, a complaint was filed in Oregon state court by the State of Oregon through the Oregon state treasurer on behalf of the Oregon Public Employee Retirement Fund against the Company and certain current and former officers and directors. The complaint, which was brought under Oregon securities law, is pending.

As previously disclosed, various shareholder derivative actions filed in federal court were transferred to the Shareholder MDL and consolidated for all purposes by Judge Chesler (the “Vioxx Derivative Lawsuits”). On May 5, 2006, Judge Chesler granted defendants’ motion to dismiss and denied plaintiffs’ request for leave to amend their complaint. Plaintiffs appealed, arguing that Judge Chesler erred in denying plaintiffs’ leave to amend their complaint with materials acquired during discovery. On July 18, 2007, the United States Court of Appeals for the Third Circuit reversed the District Court’s decision on the grounds that Judge Chesler should have allowed plaintiffs to make use of the discovery material to try to establish demand futility, and remanded the case for the District Court’s consideration of whether, even with the additional materials, plaintiffs’ request to amend their complaint would still be futile.

In addition, as previously disclosed, various putative class actions filed in federal court under the Employee Retirement Income Security Act (“ERISA”) against the Company and certain current and former officers and directors (the “Vioxx ERISA Lawsuits” and, together with the Vioxx Securities Lawsuits and the Vioxx Derivative Lawsuits, the “Vioxx Shareholder Lawsuits”) have been transferred to the Shareholder MDL and consolidated for all purposes. The consolidated complaint asserts claims on behalf of certain of the Company’s current and former employees who are participants in certain of the Company’s retirement plans for breach of fiduciary duty. The lawsuits make similar allegations to the allegations contained in the Vioxx Securities Lawsuits. On July 11, 2006, Judge Chesler granted in part and denied in part defendants’ motion to dismiss the ERISA Complaint.

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

As previously disclosed, the Company’s upper level excess insurers (which provide excess insurance potentially applicable to all of the Vioxx Lawsuits) have commenced an arbitration seeking, among other things, to cancel those policies, to void all of their obligations under those policies and to raise other coverage issues with respect to the Vioxx Lawsuits. Merck intends to contest vigorously the insurers’ claims and will attempt to enforce its rights under applicable insurance policies. The amounts actually recovered under the policies discussed in this section may be less than the amounts specified in the preceding paragraph. Pursuant to negotiated agreements, two of the Company’s insurers, which represent approximately 23% of the product liability insurance, have committed to pay approximately $100 million in the aggregate with respect to such insurance. Most of the funds have been received. The amounts recovered from the two insurers substantially offset previously established receivables and therefore

Notes to Consolidated Financial Statements (unaudited) (continued)
have not and will not impact Net Income in periods received. Remaining receivables for product liability insurance, including amounts subject to the arbitration, are immaterial.

Investigations

As previously disclosed, in November 2004, the Company was advised by the staff of the Securities and Exchange Commission (“SEC”) that it was commencing an informal inquiry concerning Vioxx. On January 28, 2005, the Company announced that it received notice that the SEC issued a formal notice of investigation. Also, the Company has received subpoenas from the U.S. Department of Justice (the “DOJ”) requesting information related to the Company’s research, marketing and selling activities with respect to Vioxx in a federal health care investigation under criminal statutes. In addition, as previously disclosed, investigations are being conducted by local authorities in certain cities in Europe in order to determine whether any criminal charges should be brought concerning Vioxx. The Company is cooperating with these governmental entities in their respective investigations (the “Vioxx Investigations”). The Company cannot predict the outcome of these inquiries; however, they could result in potential civil and/or criminal dispositions.

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

Reserves

The Company currently anticipates that a number of Vioxx Product Liability Lawsuits will be tried throughout 2007 and 2008. At this time, the Company cannot predict the timing of any trials in the Vioxx Shareholder Lawsuits. The Company believes that it has meritorious defenses to the Vioxx Lawsuits and will vigorously defend against them. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek indeterminate damages, the Company is unable to predict the outcome of these matters, and at this time cannot reasonably estimate the possible loss or range of loss with respect to the Vioxx Lawsuits. The Company has not established any reserves for any potential liability relating to the Vioxx Lawsuits or the Vioxx Investigations, including for those cases in which verdicts or judgments have been entered against the Company, and are now in post-verdict proceedings or on appeal. In each of those cases the Company believes it has strong points to raise on appeal and therefore that unfavorable outcomes in such cases are not probable. Unfavorable outcomes in the Vioxx Litigation (as defined below) could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. As of December 31, 2006, the Company had a reserve of $858 million solely for its future legal defense costs related to the Vioxx Litigation.

During the first six months of 2007, the Company spent approximately $258 million in the aggregate in legal defense costs worldwide, including $137 million in the second quarter, related to (i) the Vioxx Product Liability Lawsuits, (ii) the Vioxx Shareholder Lawsuits, (iii) the Vioxx Foreign Lawsuits, and (iv) the Vioxx Investigations (collectively, the “Vioxx Litigation”). In the second quarter of 2007, the Company recorded a charge of $210 million, to increase the reserve solely for its future legal defense costs related to the Vioxx Litigation to $810 million at June 30, 2007.

Some of the significant factors considered in the establishment and ongoing review of the reserve for the Vioxx legal defense costs were as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of the Vioxx Litigation; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the Vioxx Product Liability Lawsuits. Events such as scheduled trials, that are expected to occur throughout 2007 and 2008, and the inherent inability to predict the ultimate outcomes of such trials, limit the Company’s ability to reasonably estimate its legal costs beyond the end of 2008. While the Company does not anticipate that it will need to increase the reserve every quarter, the Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase its reserves for legal defense costs at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

Notes to Consolidated Financial Statements (unaudited) (continued)
Other Product Liability Litigation

As previously disclosed, the Company is a defendant in product liability lawsuits in the United States involving Fosamax (the “Fosamax Litigation”). As of June 30, 2007, 225 cases, which include approximately 700 plaintiff groups, had been filed against Merck in either federal or state court, including 5 cases which seek class action certification, as well as damages and medical monitoring. In these actions, plaintiffs allege, among other things, that they have suffered osteonecrosis of the jaw, generally subsequent to invasive dental procedures such as tooth extraction or dental implants, and/or delayed healing, in association with the use of Fosamax. On August 16, 2006, the JPML ordered that the Fosamax product liability cases pending in federal courts nationwide should be transferred and consolidated into one multidistrict litigation (the “Fosamax MDL”) for coordinated pre-trial proceedings. The Fosamax MDL has been transferred to Judge John Keenan in the United States District Court for the Southern District of New York. As a result of the JPML order, over 190 of the cases are before Judge Keenan. Judge Keenan has issued a Case Management Order setting forth a schedule governing the proceedings which focuses primarily upon resolving the class action certification motions in 2007. The Company intends to defend against these lawsuits.

As of December 31, 2006, the Company established a reserve of approximately $48 million solely for its future legal defense costs for the Fosamax Litigation through 2008. Spending in the first six months of 2007 was not significant. Some of the significant factors considered in the establishment of the reserve for the Fosamax Litigation legal defense costs were as follows: the actual costs incurred by the Company thus far; the development of the Company’s legal defense strategy and structure in light of the creation of the Fosamax MDL; the number of cases being brought against the Company; and the anticipated timing, progression, and related costs of pre-trial activities in the Fosamax Litigation. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase its reserves for legal defense costs at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so. Due to the uncertain nature of litigation, the Company is unable to estimate its costs beyond the end of 2008. The Company has not established any reserves for any potential liability relating to the Fosamax Litigation. Unfavorable outcomes in the Fosamax Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

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

Other Litigation

As previously disclosed, on August 20, 2004, the United States District Court for the District of New Jersey granted a motion by the Company, Medco Health Solutions, Inc. (“Medco Health”) and certain officers and directors to dismiss a shareholder derivative action involving claims related to the Company’s revenue recognition practice for retail co-payments paid by individuals to whom Medco Health provides pharmaceutical benefits as well as other allegations. The complaint was dismissed with prejudice. Plaintiffs appealed the decision. On December 15, 2005, the U.S. Court of Appeals for the Third Circuit upheld most of the District Court’s decision dismissing the suit, and sent the issue of whether the Company’s Board of Directors properly refused the shareholder demand relating to the Company’s treatment of retail co-payments back to the District Court for reconsideration under a different legal standard. Plaintiffs moved to remand their action to state court on August 18, 2006, and the District Court granted that motion on February 1, 2007. On July 30, 2007, the Superior Court of New Jersey, Chancery Division, Hunterdon County, granted a motion by the Company, Medco Health, and certain officers and directors for dismissal and summary judgment. The entire complaint was dismissed with prejudice.

Notes to Consolidated Financial Statements (unaudited) (continued)
8.	Share-Based Compensation

The Company has share-based compensation plans under which employees, non-employee directors and employees of certain of the Company’s equity method investees may be granted options to purchase shares of Company common stock at the fair market value at the time of grant. In addition to stock options, the Company grants performance share units (“PSUs”) and restricted stock units (“RSUs”) to certain management-level employees. The Company recognizes the fair value of share-based compensation in net income on a straight-line basis over the requisite service period.

The following table provides amounts of share-based compensation cost recorded in the Consolidated Statement of Income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2007	2006	2007	2006

Pre-tax share-based compensation expense	$81.2	$61.0	$178.2	$182.3
Income tax benefits	(25.9)	(19.0)	(56.3)	(56.3)

Total share-based compensation expense, net of tax	$55.3	$42.0	$121.9	$126.0

During the first half of 2007 and 2006, the Company granted 32.0 million options and 29.6 million options, respectively, related to its annual grant and other grants. The weighted average fair value of options granted for the first half of 2007 and 2006 was $9.12 and $7.09 per option, respectively, and was determined using the following assumptions:

	Six Months Ended
	June 30,
	2007	2006

Expected dividend yield	3.4%	4.5%
Risk-free interest rate	4.4%	5.0%
Expected volatility	24.4%	27.1%
Expected life (years)	5.7	5.9

At June 30, 2007, there was $485.6 million of total pre-tax unrecognized compensation expense related to nonvested stock options, RSU and PSU awards which will be recognized over a weighted average period of 2.3 years. For segment reporting, share-based compensation costs are unallocated expenses.

Notes to Consolidated Financial Statements (unaudited) (continued)
9.	Pension and Other Postretirement Benefit Plans

The Company has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. The net cost of such plans consisted of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2007	2006	2007	2006

Service cost	$92.9	$90.3	$185.0	$180.3
Interest cost	92.6	85.3	184.6	170.1
Expected return on plan assets	(122.2)	(109.3)	(243.6)	(217.3)
Net amortization	34.3	42.5	68.5	84.9
Termination benefits	8.9	2.7	16.0	16.2
Curtailments	—	—	—	0.2

	$106.5	$111.5	$210.5	$234.4

The Company provides medical, dental and life insurance benefits, principally to its eligible U.S. retirees and similar benefits to their dependents, through its other postretirement benefit plans. The net cost of such plans consisted of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2007	2006	2007	2006

Service cost	$21.2	$20.7	$42.3	$41.9
Interest cost	26.0	24.8	51.9	50.2
Expected return on plan assets	(30.3)	(28.2)	(60.6)	(56.4)
Net amortization	(2.5)	0.8	(5.0)	1.8
Termination benefits	2.6	0.8	3.5	2.2
Curtailments	(3.9)	—	(3.9)	—

	$13.1	$18.9	$28.2	$39.7

In connection with restructuring actions (see Note 2), the Company recorded termination charges for the three and six months ended June 30, 2007 and 2006 on its pension and other postretirement benefit plans related to expanded eligibility for certain employees exiting the Company. Also, in connection with these restructuring actions, the Company recorded curtailment gains on its other postretirement benefit plans for the three and six months ended June 30, 2007, and curtailment losses on its pension plans for the six months ended June 30, 2006.

10.	Other (Income) Expense, Net

Other (income) expense, net, consisted of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2007	2006	2007	2006

Interest income	$(172.3)	$(187.9)	$(354.0)	$(369.6)
Interest expense	103.3	91.9	205.7	190.1
Exchange (gains) losses	(12.0)	7.4	(31.6)	7.0
Minority interests	30.8	30.0	61.4	59.9
Other, net	(33.8)	(11.5)	(221.7)	(58.1)

	$(84.0)	$(70.1)	$(340.2)	$(170.7)

The increase in Other, net for the six months ended June 30, 2007, primarily reflects the favorable impact of gains on sales of assets and product divestitures. Interest paid for the six months ended June 30, 2007 and 2006 was $223.6 million and $220.3 million, respectively.

Notes to Consolidated Financial Statements (unaudited) (continued)
11.	Taxes on Income

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit in the financial statements. As a result of the implementation of FIN 48, the Company recognized an $81 million decrease in its existing liability for unrecognized tax benefits, with a corresponding increase to the January 1, 2007 Retained earnings balance.

As of January 1, 2007, after the implementation of FIN 48, the Company’s liability for unrecognized tax benefits was $5.01 billion, excluding liabilities for interest and penalties. If the Company were to recognize these benefits, the effective tax rate would reflect a favorable net impact of $3.95 billion. In addition, at January 1, 2007, liabilities for accrued interest and penalties relating to the unrecognized tax benefits totaled $2.40 billion. As of June 30, 2007, the Company’s Consolidated Balance Sheet reflects a liability for unrecognized tax benefits of $3.50 billion. If the Company were to recognize these benefits, the effective tax rate would reflect a favorable net impact of $2.45 billion. Accrued interest and penalties included in the Consolidated Balance Sheet were $1.61 billion as of June 30, 2007. The declines from January 1, 2007 were primarily due to the settlement with the Internal Revenue Service (“IRS”) discussed below.

The Company recognizes interest and penalties associated with uncertain tax positions as a component of Taxes on Income in the Consolidated Statement of Income.

As previously disclosed, the IRS has examined the Company’s tax returns for the years 1993 to 2001 and issued notices of deficiency with respect to a partnership transaction entered into in 1993, and two minority interest equity financings entered into in 1995 and 2000, respectively. On February 13, 2007, the Company entered into closing agreements with the IRS covering several specific items, including the 1993 partnership transaction and the minority interest financings. The closing agreements effectively closed the examination of the Company’s tax returns for the period 1993 through 2001 resulting in a settlement of all open tax matters for these years. Under the terms of the settlement, the Company made an aggregate payment of $2.79 billion in February 2007. This payment will be offset during 2007 by (i) a tax refund of $165 million for amounts previously paid for these matters and (ii) a federal tax benefit of approximately $360 million related to interest included in the payment, resulting in a net cash cost to the Company of approximately $2.3 billion. The impact for years subsequent to 2001 of the partnership transaction and the minority interest equity financings was included in the settlement although those years remain open in all other respects. The settlement with the IRS did not have a material impact on the Company’s results of operations in 2007 as these amounts had been previously provided for.

The Company must report the results of the IRS adjustments for the years 1993 through 2001 to various state tax authorities. It is estimated that this will result in additional tax and interest payments of $80 million and $120 million, respectively, over the remainder of 2007, and an equivalent reduction in the balances of unrecognized tax benefits and accrued interest reflected in the Consolidated Balance Sheet at June 30, 2007.

It is anticipated that the amount of unrecognized tax benefits will change in the next 12 months for items in addition to the state reporting of the IRS settlement; however these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.

As previously disclosed, Merck’s Canadian tax returns for the year 1998 through 2004 are being examined by the Canada Revenue Agency (“CRA”). In October 2006, the CRA issued the Company a notice of reassessment containing adjustments related to certain intercompany pricing matters, which result in additional Canadian and provincial tax due of approximately $1.5 billion (U.S. dollars) plus interest of approximately $585 million (U.S. dollars). The Company disagrees with the positions taken by the CRA and believes they are without merit. The Company intends to contest the assessment through the CRA appeals process and the courts if necessary. In connection with the appeals process, during January 2007, the Company pledged collateral to a financial institution which provided a Letter of Guarantee to the CRA representing a portion of the tax and interest assessed. In May 2007, in connection with the same matters, the Company pledged collateral to another financial institution which provided a financial guarantee to the Quebec Ministry of Revenue. The collateral is included in Other Assets in the Consolidated Balance

Notes to Consolidated Financial Statements (unaudited) (continued)
Sheet and totaled $1.2 billion at June 30, 2007. The Company has previously established reserves for these matters. While the resolution of these matters may result in liabilities higher or lower than the reserves, management believes that resolution of these matters will not have a material effect on the Company’s financial position or liquidity. However, an unfavorable resolution could have a material effect on the Company’s results of operations or cash flows in the quarter in which an adjustment is recorded or tax is due.

In July 2007, the CRA notified the Company that it is in the process of proposing a penalty of $160 million (U.S. dollars) in connection with this matter. The penalty is for failing to provide information on a timely basis. The Company vigorously disagrees with the penalty and feels it is inapplicable and that appropriate information was provided on a timely basis. The Company is pursuing all appropriate remedies to avoid having the penalty assessed and was notified in early August 2007 that the CRA is holding the imposition of a penalty in abeyance pending a review of the Company’s submissions as to the inapplicability of a penalty.

In addition, in July 2007, the CRA proposed additional adjustments for 1999 relating to another intercompany pricing matter. The adjustments would increase Canadian tax due by another $20 million (U.S. dollars) plus $17 million (U.S. dollars) of interest. It is possible that the CRA will propose similar adjustments for later years. The Company disagrees with the positions taken by CRA and believes they are without merit. The Company intends to pursue all appropriate remedies to resolve this matter.

The IRS will begin its examination of the Company’s 2002 to 2004 federal income tax returns shortly. In addition, various state and foreign tax examinations are in progress. Tax years that remain subject to examination by major tax jurisdictions include Germany from 1999, Italy and Japan from 2000 and the United Kingdom from 2002.

12.	Earnings Per Share

The weighted average common shares used in the computations of basic earnings per common share and earnings per common share assuming dilution (shares in millions) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Average common shares outstanding	2,167.0	2,181.3	2,166.9	2,182.5
Common shares issuable(1)	22.2	6.4	16.5	6.7

Average common shares outstanding assuming dilution	2,189.2	2,187.7	2,183.4	2,189.2

(1)	Issuable primarily under share-based compensation plans.
For the three and six months ended June 30, 2007, 151.5 million and 199.1 million, respectively, and for both the three and six month periods ended June 30, 2006, 227.6 million of common shares issuable under the Company’s share-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.

13.	Comprehensive Income

Comprehensive income was $1,656.4 million and $3,432.4 million for the three and six months ended June 30, 2007, respectively, and was $1,470.9 million and $2,986.3 million for the three and six months ended June 30, 2006, respectively.

14.	Segment Reporting

The Company’s operations are principally managed on a products basis and are comprised of two reportable segments: the Pharmaceutical segment and the Vaccines segment.

The Pharmaceutical segment includes human health pharmaceutical products marketed either directly or through joint ventures. These products consist of therapeutic and preventive agents, sold by prescription, for the treatment of human disorders. Merck sells these human health pharmaceutical products primarily to drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations and other institutions. The Vaccines segment includes human health vaccine products marketed either directly or through a joint venture. These products consist of preventive pediatric, adolescent and adult vaccines, primarily administered at physician offices. Merck sells these human health vaccines primarily to physicians,

Notes to Consolidated Financial Statements (unaudited) (continued)
wholesalers, physician distributors and government entities. The Vaccines segment includes the vast majority of the Company’s vaccine sales, but excludes certain sales of vaccines by non-U.S. subsidiaries managed by and included in the Pharmaceutical segment. A large component of pediatric and adolescent vaccines is sold to the U.S. Centers for Disease Control and Prevention Vaccines for Children program, which is funded by the U.S. government.

Other segments include other non-reportable human and animal health segments.

Revenues and profits for these segments are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2007	2006	2007	2006

Segment revenues:
Pharmaceutical segment (1)	$5,116.4	$5,338.3	$10,018.1	$10,409.5
Vaccines segment (1)	929.0	319.0	1,732.9	549.5
Other segment revenues	44.0	42.9	80.7	77.0

	$6,089.4	$5,700.2	$11,831.7	$11,036.0

Segment profits:(2)
Pharmaceutical segment	$3,596.9	$3,759.9	$7,015.3	$7,257.6
Vaccines segment	609.9	149.7	1,101.5	265.3
Other segment profits	128.4	106.9	282.5	240.2

	$4,335.2	$4,016.5	$8,399.3	$7,763.1

(1)	In accordance with segment reporting requirements, Vaccines segment revenues exclude $113.4 million and $30.1 million for the second quarter of 2007 and 2006, respectively, and $212.4 million and $71.1 million for the first six months of 2007 and 2006, respectively, of vaccines sales by certain non-U.S. subsidiaries managed by and included in the Pharmaceutical segment.

(2)	Includes the majority of Equity income from affiliates.
A reconciliation of total segment revenues to consolidated sales is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2007	2006	2007	2006

Segment revenues	$6,089.4	$5,700.2	$11,831.7	$11,036.0
Other revenues	22.0	71.5	49.0	145.5

	$6,111.4	$5,771.7	$11,880.7	$11,181.5

Other revenues are primarily comprised of miscellaneous corporate revenues, sales related to divested products or businesses and other supply sales not included in segment results.

Notes to Consolidated Financial Statements (unaudited) (continued)
Sales (1) of the Company’s products were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2007	2006	2007	2006

Pharmaceutical:
Singulair	$1,091.8	$949.8	$2,093.8	$1,751.2
Cozaar/Hyzaar	847.2	783.7	1,645.2	1,484.8
Fosamax	785.6	820.9	1,527.8	1,574.4
Zocor	178.0	989.6	436.4	2,053.1
Primaxin	185.7	172.1	382.8	341.7
Cosopt/Trusopt	192.0	175.4	378.1	327.0
Cancidas	134.0	123.8	268.0	270.0
Vasotec/Vaseretic	127.5	140.2	249.1	276.3
Proscar	113.1	183.0	238.4	371.2
Januvia	143.6	—	230.7	—
Maxalt	109.0	97.2	216.4	190.1
Propecia	98.3	84.8	193.6	160.1
Arcoxia	88.7	66.1	169.1	125.5
Crixivan/Stocrin	75.3	74.1	157.6	155.7
Janumet	24.3	—	24.3	—
Other pharmaceutical (2)	808.8	647.4	1,594.4	1,257.2

	5,002.9	5,308.1	9,805.7	10,338.3

Vaccines: (3)
Gardasil	357.5	9.6	723.0	9.6
RotaTeq	119.1	30.7	204.1	33.0
Zostavax	46.8	1.2	89.5	1.2
ProQuad/M-M-R II/Varivax	343.5	181.8	589.6	341.1
Hepatitis vaccines	79.6	59.1	151.1	112.6
Other vaccines	95.9	66.7	188.0	123.1

	1,042.4	349.1	1,945.3	620.6

Other (4)	66.1	114.5	129.7	222.6

	$6,111.4	$5,771.7	$11,880.7	$11,181.5

(1)	Presented net of discounts and returns.

(2)	Other pharmaceutical primarily includes sales of other human pharmaceutical products and revenue from the Company’s relationship with AstraZeneca LP primarily relating to sales of Nexium and Prilosec. Revenue from AstraZeneca LP was $524.4 million and $417.9 million for the second quarter of 2007 and 2006, respectively, and was $1,021.9 million and $798.0 million for the first six months of 2007 and 2006, respectively.

(3)	These amounts do not reflect sales of vaccines sold in most major European markets through the Company’s joint venture, Sanofi Pasteur MSD, the results of which are reflected in Equity income from affiliates. These amounts do reflect supply sales to Sanofi Pasteur MSD.

(4)	Other primarily includes other pharmaceutical and animal health joint venture supply sales and other miscellaneous revenues.

Notes to Consolidated Financial Statements (unaudited) (continued)
A reconciliation of segment profits to Income Before Taxes is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2007	2006	2007	2006

Segment profits	$4,335.2	$4,016.5	$8,399.3	$7,763.1
Other profits	29.8	47.9	30.0	106.1
Adjustments	89.3	109.2	172.2	265.2
Unallocated:
Interest income	172.3	187.9	354.0	369.6
Interest expense	(103.3)	(91.9)	(205.7)	(190.1)
Equity income from affiliates	85.0	68.4	132.7	137.9
Depreciation and amortization	(464.1)	(495.6)	(930.5)	(1,078.4)
Research and development	(1,030.5)	(1,172.5)	(2,060.6)	(2,114.5)
Other expenses, net	(881.5)	(561.6)	(1,404.8)	(1,180.2)

	$2,232.2	$2,108.3	$4,486.6	$4,078.7

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
In July 2007, Merck announced that Kenneth C. Frazier has been named executive vice president and president, Global Human Health, effective August 1, 2007. Mr. Frazier was serving as Merck’s executive vice president and general counsel. Bruce N. Kuhlik, who is being promoted to senior vice president, will succeed Mr. Frazier as general counsel.
In June 2007, Merck announced that Peter N. Kellogg has been named Merck’s executive vice president and chief financial officer, effective August 14, 2007. Judy C. Lewent, Merck’s current executive vice president and chief financial officer, who is retiring, will resign that position effective the same date.
In May 2007, Merck announced that Peter Loescher, president, Global Human Health, was resigning. The effective date of his resignation was May 31, 2007.
Operating Results
Sales
Worldwide sales were $6.1 billion for the second quarter of 2007, an increase of 6% compared with the second quarter of 2006, which was attributable to a 4% volume increase and a 2% favorable effect from foreign exchange. Worldwide sales were $11.9 billion for the first six months of 2007, an increase of 6% compared with the first half of 2006, largely resulting from a 5% volume increase and a 2% favorable effect from foreign exchange for the period. Sales performance over 2006 in each period reflects strong growth of the Company’s vaccines, including Gardasil, a vaccine to help protect against cervical cancer and genital warts caused by certain types of human papillomavirus (“HPV”) and RotaTeq, a vaccine to help protect against rotavirus gastroenteritis in infants and children, as well as other pediatric vaccines, including Varivax, a vaccine to help prevent chickenpox. Also contributing to the sales growth in both periods was strong performance of Singulair, a once-a-day oral medicine indicated for the chronic treatment of asthma and the relief of symptoms of allergic rhinitis, sales of Januvia for the treatment of type 2 diabetes, higher revenues from the Company’s relationship with AstraZeneca LP (“AZLP”) primarily driven by Nexium, as well as increased sales of Cozaar/Hyzaar* for high blood pressure. Sales growth for the quarter and year-to-date periods was partially offset by lower sales of Zocor, the Company’s statin for modifying cholesterol and Proscar, a urology product for the treatment of symptomatic benign prostate enlargement. Merck’s U.S. market exclusivity for Zocor expired on June 23, 2006, while Merck’s U.S. market exclusivity for Proscar expired on June 19, 2006.

*	Cozaar and Hyzaar are registered trademarks of E.I. DuPont de Nemours & Company, Wilmington, Delaware.

Sales of the Company’s products were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2007	2006	2007	2006

Pharmaceutical:
Singulair	$1,091.8	$949.8	$2,093.8	$1,751.2
Cozaar/Hyzaar	847.2	783.7	1,645.2	1,484.8
Fosamax	785.6	820.9	1,527.8	1,574.4
Zocor	178.0	989.6	436.4	2,053.1
Primaxin	185.7	172.1	382.8	341.7
Cosopt/Trusopt	192.0	175.4	378.1	327.0
Cancidas	134.0	123.8	268.0	270.0
Vasotec/Vaseretic	127.5	140.2	249.1	276.3
Proscar	113.1	183.0	238.4	371.2
Januvia	143.6	—	230.7	—
Maxalt	109.0	97.2	216.4	190.1
Propecia	98.3	84.8	193.6	160.1
Arcoxia	88.7	66.1	169.1	125.5
Crixivan/Stocrin	75.3	74.1	157.6	155.7
Janumet	24.3	—	24.3	—
Other pharmaceutical (1)	808.8	647.4	1,594.4	1,257.2

	5,002.9	5,308.1	9,805.7	10,338.3

Vaccines: (2)
Gardasil	357.5	9.6	723.0	9.6
RotaTeq	119.1	30.7	204.1	33.0
Zostavax	46.8	1.2	89.5	1.2
ProQuad/M-M-R II/Varivax	343.5	181.8	589.6	341.1
Hepatitis	79.6	59.1	151.1	112.6
Other vaccines	95.9	66.7	188.0	123.1

	1,042.4	349.1	1,945.3	620.6

Other (3)	66.1	114.5	129.7	222.6

	$6,111.4	$5,771.7	$11,880.7	$11,181.5

(1)	Other pharmaceutical primarily includes sales of other human pharmaceutical products and revenue from the Company’s relationship with AZLP primarily relating to sales of Nexium and Prilosec. Revenue from AZLP was $524.4 million and $417.9 million for the second quarter of 2007 and 2006, respectively, and was $1,021.9 million and $798.0 million for the first six months of 2007 and 2006, respectively.

(2)	These amounts do not reflect sales of vaccines sold in most major European markets through the Company’s joint venture, Sanofi Pasteur MSD, the results of which are reflected in Equity income from affiliates. These amounts do reflect supply sales to Sanofi Pasteur MSD.

(3)	Other primarily includes other pharmaceutical and animal health joint venture supply sales and other miscellaneous revenues.
Sales by product are presented net of discounts and returns. The provision for discounts includes indirect customer discounts that occur when a contracted customer purchases directly through an intermediary wholesale purchaser, known as chargebacks, as well as indirectly in the form of rebates owed based upon definitive contractual agreements or legal requirements with private sector and public sector (Medicaid) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. These discounts, in the aggregate, reduced revenues by $525.0 million and $1,072.8 million for the three months ended June 30, 2007 and 2006, respectively, and by $1,043.7 million and $2,252.4 million for the six months ended June 30, 2007 and 2006, respectively. The reduction in discounts for both periods compared with the corresponding prior year periods resulted primarily from the significant decline in Zocor sales due to the loss of U.S. market exclusivity in June 2006. Inventory levels at key wholesalers for each of the Company’s major products are generally less than one month.

Segment Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2007	2006	2007	2006

Pharmaceutical segment (1)	$5,116.4	$5,338.3	$10,018.1	$10,409.5
Vaccines segment (1)	929.0	319.0	1,732.9	549.5
Other segment (2)	44.0	42.9	80.7	77.0
Other (3)	22.0	71.5	49.0	145.5

Total revenues	$6,111.4	$5,771.7	$11,880.7	$11,181.5

(1)	In accordance with segment reporting requirements, Vaccines segment revenues exclude $113.4 million and $30.1 million for the second quarter of 2007 and 2006, respectively, and $212.4 million and $71.1 million for the first six months of 2007 and 2006, respectively, of vaccines sales by certain non-U.S. subsidiaries managed by and included in the Pharmaceutical segment.

(2)	Includes other non-reportable human and animal health segments.

(3)	Other revenues are primarily comprised of miscellaneous corporate revenues, sales related to divested products or businesses and other supply sales not included in segment results.
Pharmaceutical Segment Revenues
Sales of the Pharmaceutical segment declined 4% to $5.12 billion in the second quarter and decreased 4% to $10.02 billion for the first half of 2007, primarily reflecting declines in Zocor and Proscar post-U.S. patent expiration, partially offset by increases in Singulair, Januvia, Cozaar/Hyzaar, and Nexium supply sales.
Worldwide sales were strong for Singulair, reaching $1.09 billion for the second quarter of 2007, representing growth of 15% over the second quarter of 2006. Sales for the first six months of 2007 were $2.09 billion, a 20% increase over the comparable prior year period. Singulair continues to be the number one prescribed product in the U.S. respiratory market.
In April 2007, the U.S. Food and Drug Administration (“FDA”) approved a new indication for Singulair for the prevention of exercise-induced bronchoconstriction (“EIB”) in patients 15 years of age and older. EIB is typically characterized by shortness of breath, coughing, wheezing and chest tightness brought on by exercise. Singulair is the first and only oral tablet approved for this use.
Global sales of Merck’s antihypertensive medicines, Cozaar and Hyzaar were $847.2 million for the second quarter of 2007, representing an increase of 8% from the second quarter of 2006. Sales for the first six months of 2007 were $1.65 billion, an increase of 11% compared with the first six months of 2006. Cozaar and Hyzaar are among the leading members of the angiotensin receptor blocker class of medicines, the fastest growing class in the antihypertensive market.
Global sales for Fosamax and Fosamax Plus D (marketed as Fosavance throughout the European Union (“EU”) and as Fosamac in Japan) were $785.6 million for the second quarter of 2007, representing a decline of 4% compared with the second quarter of 2006. Sales for the first six months of 2007 were $1.53 billion, a decline of 3% compared with the first six months of 2006. Fosamax and Fosamax Plus D together remain the most prescribed medicine worldwide for the treatment of osteoporosis. U.S. sales of Fosamax and Fosamax Plus D declined 2% for the second quarter of 2007, but experienced an overall increase of 2% for the first six months of 2007. Sales outside the United States were affected by the availability of generic alendronate sodium products in several key markets. Fosamax and Fosamax Plus D will lose market exclusivity in the United States in February 2008 and April 2008, respectively, and the Company expects significant declines in U.S. Fosamax and Fosamax Plus D sales after each product’s respective loss of market exclusivity.
Worldwide sales of Zocor, Merck’s statin for modifying cholesterol, were $178.0 million in the second quarter of 2007, representing a decline of 82% over the second quarter of 2006. Sales for the first half of 2007 were $436.4 million, a decline of 79% over the first half of 2006. Sales of Zocor in both periods were significantly negatively affected by the loss of U.S. market exclusivity in June 2006.
Sales of Januvia, a medicine for use in the treatment of type 2 diabetes, were $143.6 million in the second quarter of 2007 and $230.7 million for the first six months of 2007. Januvia was approved by the FDA in October 2006. Since the U.S. launch in October 2006, Januvia has been added to the formularies of all major Pharmacy Benefit Managers in the United States. As of the second quarter 2007, the medicine was approved in 51 countries and launched in 25 of those countries.
In June 2007, data presented at the American Diabetes Association (“ADA”) 67th Annual Scientific Sessions showed that, when used investigationally as initial therapy, Januvia (sitagliptin) in combination with metformin, provided significant glycemic improvement and was generally well tolerated over 54 weeks in patients with type 2 diabetes. Additional new data from investigational studies presented also showed that Januvia significantly improved blood sugar control in patients with type 2 diabetes when added to a sulfonylurea, glimepiride (dual combination therapy), or when added to a sulfonylurea and metformin (triple combination therapy). Additional data were presented at the meeting regarding the efficacy and safety of Januvia.
Additionally, new data from an investigational study was also released at the ADA Scientific Sessions that showed initial combination therapy with Januvia and metformin demonstrated significant improvement in markers of beta cell function in patients with type 2 diabetes. Pancreatic islet beta cell function determines the ability of the body to produce insulin, a hormone which plays a central role in the regulation of blood sugar levels. New data from a separate pharmacologic study revealed that, when used in combination in healthy adults, the different mechanisms of action of Januvia and metformin had a complementary effect on glucagon-like peptide-1 (“GLP-1”) levels, another hormone that is an important regulator of blood sugar levels. This aspect of the mechanism of action of metformin used in combination with Januvia was previously unknown. GLP-1 acts, in part, by enhancing pancreatic beta cell insulin production and secretion.
On March 30, 2007, the FDA approved Janumet, Merck’s oral antihyperglycemic agent that combines sitagliptin (Merck’s DPP-4 inhibitor, Januvia) with metformin in a single tablet to address all three key defects of type 2 diabetes. Janumet has been approved, as an adjunct to diet and exercise, to improve blood sugar (glucose) control in adult patients with type 2 diabetes who are not adequately controlled on metformin or sitagliptin alone, or in patients already being treated with the combination of sitagliptin and metformin. The medicine is now approved for use in the United States, Mexico and Peru; and the Company is moving forward with additional regulatory filings. U.S. sales for Janumet were $24.3 million for the second quarter of 2007.
Other products experiencing growth in the second quarter and first half of 2007 include Cosopt to treat glaucoma, Arcoxia for the treatment of arthritis and pain, Primaxin, an antibiotic, Propecia for male pattern hair loss and Maxalt to treat migraine pain.
On April 26, 2007, the FDA issued a non-approvable letter in response to the Company’s New Drug Application (“NDA”) for Arcoxia (etoricoxib) for the symptomatic treatment of osteoarthritis. Arcoxia had been under review by the FDA as an investigational selective COX-2 inhibitor since the NDA was submitted in December 2003 for a 60 mg once-daily dose along with review of a separate related NDA for a 30 mg once-daily dose submitted in April 2004. In the non-approvable letter, the FDA indicated that Merck would need to provide additional data in support of the benefit-to-risk profile for the proposed doses of Arcoxia in order to gain approval. Merck continues to evaluate the options available with regard to a potential path forward in the U.S. Arcoxia is currently available in 63 countries in Europe, Latin America, the Asia-Pacific region and Middle East/Northern Africa. Merck will continue to market Arcoxia outside the United States, where it has been approved for a broad range of indications, including osteoarthritis.
As previously disclosed, in May 2007 the government of Brazil issued a compulsory license for Stocrin, which makes it possible for Stocrin to be produced by a generic manufacturer despite the Company’s patent protection on Stocrin. In November 2006, the government of Thailand stated that it had issued a compulsory license for Stocrin, despite the Company’s patent protection on Stocrin, which the government of Thailand contends makes it possible for Stocrin to be produced by a generic manufacturer. The Company remains committed to exploring mutually acceptable agreements with the governments of Brazil and Thailand.
Vaccines Segment Revenues
Sales of the Vaccines segment increased to $929.0 million in the second quarter of 2007 compared with $319.0 million in the second quarter of 2006. Sales of the Vaccines segment for the first six months of 2007 were $1.73 billion compared with $549.5 million for the same prior year period. The increase in both periods is attributable to new product launches during the latter part of 2006, as well as the continued success of in-line vaccines.
The following discussion of vaccines includes total vaccines sales, the vast majority of which are included in the Vaccines segment and the remainder, representing certain sales of vaccines by non-U.S. subsidiaries, which are managed by and included in the Pharmaceutical segment. These amounts do not reflect sales of vaccines sold in most major European markets through Sanofi Pasteur MSD (“SPMSD”), the Company’s joint venture with Sanofi Pasteur, the results of which are reflected in Equity income from affiliates. Supply sales to SPMSD are reflected in Vaccines segment revenues.
Total vaccine sales as recorded by Merck (including the $929.0 million reflected in the Vaccines segment and the $113.4 million reflected in the Pharmaceutical segment) were $1.04 billion for the second quarter of 2007 compared with $349.1 million in the second quarter of 2006. Total vaccine sales for the first six months of 2007 as recorded by Merck (including the $1.73 billion reflected in the Vaccines segment and the $212.4 million reflected in the Pharmaceutical segment) were

$1.95 billion compared with $620.6 million for the first six months of 2006. Growth in vaccines was led by Gardasil, as well as the strong performance of RotaTeq and other pediatric vaccines, including Varivax and ProQuad.
Total sales as recorded by Merck for Gardasil were $357.5 million for the second quarter of 2007 and $723.0 million for the first six months of 2007, which includes initial purchases by many states through the U.S. Centers for Disease Control and Prevention (“CDC”) Vaccines for Children program. Gardasil was approved by the FDA in June 2006 and is the only approved vaccine for the prevention of cervical cancer and vulvar and vaginal pre-cancers caused by HPV types 16 and 18 and to prevent low-grade and pre-cancerous lesions and genital warts caused by HPV types 6, 11, 16 and 18. As of the second quarter 2007, Gardasil has been approved in 80 countries, many under fast-track or expedited review; and launched in 59 of those countries. The vaccine remains under review in approximately 40 other countries.
In May 2007, the FDA accepted for standard review a supplemental Biologics License Application (“sBLA”) for Gardasil which includes data on protection against vaginal and vulvar cancer caused by HPV types 16 and 18 and data on immune memory. In July, the FDA accepted for standard review an sBLA for the prevention of cervical disease caused by non-vaccine types (cross protection). The review goal dates for both the vaginal and vulvar cancer sBLA and the cross protection sBLA are in the first quarter of 2008.
RotaTeq, Merck’s vaccine to help protect against rotavirus gastroenteritis in infants and children, achieved total sales recorded by Merck of $119.1 million for the second quarter of 2007 and $204.1 million for the first half of the year. RotaTeq was approved by the FDA in February 2006. As of the second quarter 2007, RotaTeq has been approved in 61 countries and it has launched in 22 of those countries.
In July 2007, the Company announced that both Gardasil and RotaTeq have been adopted by all 55 U.S.-based immunization projects of the CDC Vaccines for Children program. The Vaccines for Children program provides vaccines to children who are Medicaid-eligible, uninsured, underinsured (when seen at a Federally Qualified Health Center or Rural Health Clinic), or Native American.
As previously disclosed, the Company has been working to resolve an issue related to the bulk manufacturing process for the Company’s varicella zoster virus (“VZV”)-containing vaccines. As a result of the manufacturing issue, the production of the VZV bulk has been temporarily suspended while the Company works on the issue. This situation does not affect the quality of any of Merck’s VZV-containing vaccines currently on the market, any lots of vaccine in inventory that are ready for release to the market or any vaccines which will be filled and finished from existing VZV bulk. ProQuad, the Company’s combination vaccine against measles, mumps, rubella and chickenpox, one of the VZV-containing vaccines, is no longer available for order. However, the Company expects to be able to meet market demand through the use of the component vaccines, Varivax and M-M-R II, and is transitioning orders as appropriate. Total sales as recorded by Merck for ProQuad were $88.7 million for the second quarter of 2007 and were $190.9 million for the first half of 2007. Merck’s sales of Varivax, the Company’s vaccine for the prevention of chickenpox (varicella), were $197.1 million for the second quarter of 2007 mainly as a result of the Advisory Committee on Immunization Practices updating its recommended immunization schedules earlier this year to include a routine second dose of the varicella vaccine. Sales of Varivax were $300.9 million for the first six months of 2007.
Sales of Zostavax, the Company’s vaccine to help prevent shingles (herpes zoster), were $46.8 million for the second quarter of 2007 and were $89.5 million for the first six months of 2007. The vaccine is now reimbursed by plans covering approximately 92% of lives with managed care insurance in the U.S. Zostavax, which was approved by the FDA in May 2006, is the first and only medical option for the prevention of shingles.
Costs, Expenses and Other
In 2005, the Company initiated a series of steps to reduce its cost structure. In November 2005, the Company announced the initial phase of its global restructuring program designed to reduce the Company’s cost structure, increase efficiency, and enhance competitiveness. As part of this program, Merck announced plans to sell or close five manufacturing sites and two preclinical sites by the end of 2008, and eliminate approximately 7,000 positions company-wide. Through the end of the second quarter of 2007, four of the manufacturing facilities had been closed, sold or had ceased operations, and the two preclinical sites were closed. The Company has also sold or closed certain other facilities and related assets in connection with the restructuring program. There have been approximately 5,700 positions eliminated throughout the Company since inception of the program (approximately 855 of which were eliminated during the first half of 2007), which are comprised of actual headcount reductions, and the elimination of contractors and vacant positions. However the Company continues to hire new employees as the Company’s business requires it. Through the end of 2008, when the initial phase of the global restructuring program is expected to be substantially complete, the cumulative pre-tax costs are expected to range from $1.9 billion to $2.2 billion. The Company expects to record charges of approximately $500 million to $700 million during 2007. The Company recorded pre-tax restructuring costs of $172.2 million ($110.1 million after tax) and $160.6 million ($102.5 million after tax) for the three months ended June 30, 2007 and 2006, respectively. The Company recorded pre-tax restructuring costs of $358.3 million ($233.7 million after tax) and $464.7 million ($297.3 million after tax) for the six months ended June 30, 2007 and 2006, respectively. These costs were comprised primarily of accelerated depreciation and separation costs recorded in Materials and production, Research and development and Restructuring costs (see Note 2 to the consolidated financial statements). Merck continues to expect that this phase of its global restructuring program, combined with cost savings the Company expects to achieve in its marketing and administrative expenses, will yield cumulative pre-tax savings of $4.5 billion to $5.0 billion from 2006 through 2010.
Materials and production costs were $1.55 billion for the second quarter of 2007, an increase of 7% compared with the second quarter of 2006. Included in the second quarter of 2007 and 2006 were costs associated with restructuring activities, primarily accelerated depreciation and asset impairment costs of $118.7 million and $167.5 million, respectively. For the first six months of 2007, materials and production costs were $3.08 billion, an increase of 10% compared with the same period of last year. Included in materials and production costs for the first six months of 2007 and 2006 were costs associated with restructuring activities of $236.8 million and $372.5 million, respectively.
The gross margin was 74.6% in the second quarter of 2007 compared with 75.0% in the second quarter of 2006, which reflect 1.9 and 2.9 percentage point unfavorable impacts, respectively, relating to costs associated with restructuring activities. The gross margin was 74.1% in the first six months of 2007 compared with 75.1% in the first six months of 2006, which reflect 2.0 and 3.3 percentage point unfavorable impacts, respectively, relating to costs associated with restructuring activities. Changes in product mix had an unfavorable impact on gross margin compared with the same prior year periods, including the decline in branded Zocor sales in 2007 compared with 2006 as a result of the loss of U.S. market exclusivity in June 2006.
Marketing and administrative expenses were $2.08 billion for the second quarter of 2007, an increase of 20% compared with the second quarter of 2006. For the first six months of 2007, marketing and administrative expenses were $3.89 billion, an increase of 13% compared with the same period of 2006. The second quarter and first six months of 2007 include $210 million of additional reserves solely for future legal defense costs for Vioxx litigation (see Note 7 to the consolidated financial statements). Excluding this cost, marketing and administrative expenses rose 8% for the second quarter of 2007 and 7% first six months of 2007. The increase in both periods largely reflects the necessary support for the new product launches currently under way.
Research and development expenses totaled $1.03 billion and $2.06 billion for the second quarter and first six months of 2007, respectively, compared with $1.17 billion and $2.11 billion for the same periods of 2006, respectively. The second quarter and year-to-date amounts for 2006 include $296.3 million of acquired research expense related to the GlycoFi, Inc. (“GlycoFi”) acquisition (see Note 3 to the consolidated financial statements). In addition, Research and development expenses for the first six months of 2006 also reflect $55.4 million of costs related to the global restructuring program. Excluding these costs, the increase in research and development costs in both periods reflects an increase in basic research and development spending in support of the continued advancement of the research pipeline.
In May 2007, Merck confirmed that it had received an approvable letter from the FDA for the Company’s NDA for Emend (fosaprepitant dimeglumine) For Injection, also known as MK-0517, an investigational intravenous therapy for chemotherapy-induced nausea and vomiting (“CINV”). The FDA informed Merck in the letter that before approval of the NDA can be issued, additional manufacturing validation and stability data are required as well as certain additional data. Merck is working to provide the information requested and plans to submit the data within the next few months. Once a response to the approvable letter has been submitted, FDA review of the application is targeted to be approximately six months from submission of the response, per current FDA policy. The application for Emend For Injection and receipt of the approvable letter does not relate in any way to the manufacturing and availability of the oral formulation of Emend, which utilizes a completely different manufacturing process and remains available for patient use.
In June 2007, clinical results from a Phase II study were presented for the first time at the American Headache Society annual meeting which showed that MK-0974, an investigational oral calcitonin gene-related peptide receptor antagonist, significantly improved migraine pain relief two hours after dosing compared to placebo, and the relief was sustained through 24 hours. MK-0974 was generally well tolerated in the study. In addition to the measure of migraine pain, MK-0974 provided relief of migraine-associated symptoms, including nausea and sensitivity to light and sound, and improved functional disability two hours post dose, as well as reduced patients’ need for rescue medication. MK-0974 is Merck’s investigational medicine in Phase III clinical development for the acute treatment of migraine in adults. Merck continues to anticipate filing the NDA for MK-0974 in 2009.
In June 2007, Merck announced that the FDA accepted the NDA for Isentress (raltegravir, previously known as MK-0518),

the Company’s investigational oral HIV integrase inhibitor. Data in the NDA support the proposed use of Isentress in combination with other antiretroviral agents for the treatment of HIV-1 infection in treatment-experienced patients with evidence of HIV-1 replication despite ongoing antiretroviral therapy (ART). The FDA granted Isentress priority review status, a designation for investigational products that address unmet medical needs. Under the priority review designation, the FDA is expected to review and act on the NDA for Isentress within six months of submission. The Company has been informed that an FDA Advisory Committee meeting will be held on September 5, 2007, and Merck anticipates FDA action by mid-October 2007. The Company is also moving forward with regulatory filings in countries outside of the United States. If approved, Isentress would be the first in a new class of antiretroviral agents called integrase inhibitors that inhibit the insertion of HIV DNA into human DNA. Inhibiting integrase from performing this essential function blocks the ability of the virus to replicate and infect new cells. The NDA included data from Phase II and Phase III clinical trials in which Isentress was used in combination with optimized background therapy (OBT) in treatment-experienced HIV patients failing ARTs who were infected with virus resistant to at least one drug in each of the three available classes of oral ARTs. Merck also is conducting ongoing clinical trials of Isentress in the treatment-naïve (previously untreated) HIV population.
In July 2007, at the 4th International AIDS Society Conference on HIV Pathogenesis, Treatment and Prevention, the Company announced results from an ongoing 48 week Phase II study of Isentress in combination with tenofovir and lamivudine which demonstrated that Isentress provided reductions in HIV RNA to undetectable levels of less than 50 copies/mL (83 to 88 percent of patients) comparable to efavirenz combined with the same agents (87 percent of patients). These results were observed with all four doses of Isentress studied (100 mg, 200 mg, 400 mg or 600 mg twice daily) in treatment-naïve patients infected with HIV. In addition, Isentress showed minimal impact on total and low-density lipoprotein serum cholesterol, serum triglycerides and the ratio of total cholesterol to high-density lipoprotein cholesterol. These results indicate that Isentress provided sustained viral load reduction and minimal lipid effects when compared with the initial 24-week results presented at the 2006 International AIDS Conference in Toronto.
Merck continues to remain focused on augmenting its internal efforts by capitalizing on growth opportunities ranging from targeted acquisitions to research collaborations, licensing pre-clinical and clinical compounds and technology transactions to drive both near- and long-term growth.
On July 25, 2007, Merck and NovaCardia, Inc. (“NovaCardia”), a privately held clinical-stage pharmaceutical company focused on cardiovascular diseases, announced they had entered into a definitive agreement under which Merck will acquire NovaCardia. Under the agreement, Merck will acquire all of the outstanding equity of NovaCardia for $350 million plus the amount of cash on hand at the time of closing, all of which will be paid in Merck stock based on the average closing stock price on the five days prior to closing of the acquisition. NovaCardia’s lead product candidate KW-3902, an adenosine A1 receptor antagonist, is being studied in Phase III clinical trials in patients with acute congestive heart failure. KW-3902 is believed to block adenosine-mediated constriction of blood flow to the kidneys and inhibit reabsorption of salt and water by the kidney, thereby increasing urine volume and maintaining renal function in patients with acute congestive heart failure. The acquisition is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act and other customary conditions. The two companies expect to close the acquisition within 45 days of the announcement.
Also in July 2007, Merck and ARIAD Pharmaceuticals, Inc. (“ARIAD”) announced that they had entered into a global collaboration to jointly develop and commercialize AP23573, ARIAD’s novel mTOR inhibitor, for use in cancer. Each party will fund 50 percent of the cost of global development of AP23573, except that Merck will fund 100 percent of the cost of ex-U.S. development that is specific to the development or commercialization of AP23573 outside the U.S. that is not currently part of the global development plan. It is expected that AP23573 will enter into Phase III clinical development for the treatment of metastatic sarcomas beginning in the third quarter of 2007. The agreement provides for an initial payment of $75 million to ARIAD, which the Company will record as Research and development expense, up to $452 million more in milestone payments to ARIAD based on the successful development of AP23573 in multiple cancer indications (including $13.5 million for the initiation of the Phase III clinical trial in metastatic sarcomas and $114.5 million for the initiation of other Phase II and Phase III clinical trials), up to $200 million more based on achievement of significant sales thresholds, at least $200 million in estimated contributions by Merck to global development, up to $200 million in interest-bearing repayable development-cost advances from Merck to cover a portion of ARIAD’s share of global-development costs (after ARIAD has paid $150 million in global development costs), and potential commercial returns from profit sharing in the U.S. or royalties paid by Merck outside the U.S. In the U.S., ARIAD will distribute and sell AP23573 for all cancer indications, and ARIAD and Merck will co-promote and will each receive 50 percent of the income from such sales. Outside the U.S., Merck will distribute, sell and promote AP23573; Merck will pay ARIAD tiered double-digit royalties on such end-market sales of AP23573.

The chart below reflects the Company’s current research pipeline as of August 1, 2007. Candidates shown in Phase III include specific products. Candidates shown in Phase I and II include the most advanced compound with a specific mechanism in a given therapeutic area. Small molecules and biologics are given MK-number designations and vaccine candidates are given V-number designations. Back-up compounds, regardless of their phase of development, additional indications in the same therapeutic area and additional line extensions or formulations for in-line products are not shown.
Phase I — Alzheimer’s Disease V950 Atherosclerosis MK-6213 Cancer MK-0429 MK-0646* MK-0752 MK-2461 MK-4721* V930 Cardiovascular MK-0448 MK-2323* MK-8141* Diabetes MK-0941 MK-1642 — Phase I — Infectious Disease MK-0608 MK-4965 MK-7009 MK-8122* V710** V512 Insomnia MK-8998 Ophthalmic MK-0140 Osteoporosis MK-0773 Parkinson’s Disease MK-0657 Psychiatric Disease MK-0249 MK-2637 MK-5757
Phase II — Alzheimer’s Disease MK-0249 Atherosclerosis MK-0859 MK-0633 Cancer MK-0457* MK-0822 Diabetes MK-0533 MK-0893 HIV V520(1) HPV V502*** Infectious Disease V419* Ophthalmic SIRNA-027(2) Osteoporosis MK-0822 Overactive Bladder MK-0634 Pain MK-2295*(3) Respiratory Disease MK-0633 Stroke MK-0724* —
Phase III —
Atherosclerosis MK-0524A (ER niacin/ laropiprant) MK-0524B Obesity MK-0364 (taranabant) Migraine MK-0974 Cancer MK-8669*(4) (AP23573)
Under FDA Review —
HIV Isentress
Approvable — CINV Emend For Injection 2007 U.S. Approvals — Diabetes Janumet

*	Licensed, alliance, or acquisition

**	Antigen licensed from Intercell AG

***	Multiple licenses, including CSL, Ltd.

(1)	V# correction; no change in program

(2)	Clinical development program conducted by Allergan, Inc.

(3)	Proof-of-Concept Molecule

(4)	It is expected that AP23573 will enter into Phase III clinical development for the treatment of metastatic sarcomas beginning in third quarter 2007.
The FDA issued a non-approvable letter in response to the NDA for Arcoxia (etoricoxib) for the symptomatic treatment of osteoarthritis. Merck continues to evaluate the options available with regard to a potential path forward in the U.S.
Restructuring costs, primarily representing separation and other related costs associated with the Company’s global restructuring program, were $55.8 million and $121.6 million for the three and six months ended June 30, 2007, respectively. Amounts included in Restructuring costs in the second quarter of 2006 were a net credit of $6.9 million representing separation and other related costs associated with the global restructuring program, offset by gains on sales of facilities in connection with the program. Amounts included in Restructuring costs for the first half of 2006 were $36.8 million (see Note 2 to the consolidated financial statements).
Equity income from affiliates, which reflects the performance of the Company’s joint ventures and other equity method affiliates, was $759.1 million and $611.3 million for the second quarter of 2007 and 2006, respectively, and was $1.41 billion and $1.11 billion for the first six months of 2007 and 2006, respectively. The increase in both periods of 2007 primarily reflects the successful performance of Vytorin and Zetia through the Merck/Schering-Plough partnership. See Note 5 to the consolidated financial statements and “Selected Joint Venture and Affiliate Information” below.
The increase in Other (income) expense, net for the first six months of 2007 compared with the same period of 2006 primarily reflects the favorable impact of gains on sales of assets and product divestitures.

Segment Profits

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2007	2006	2007	2006

Pharmaceutical segment	$3,596.9	$3,759.9	$7,015.3	$7,257.6
Vaccines segment	609.9	149.7	1,101.5	265.3
Other segment	128.4	106.9	282.5	240.2
Other	(2,103.0)	(1,908.2)	(3,912.7)	(3,684.4)

Income before income taxes	$2,232.2	$2,108.3	$4,486.6	$4,078.7

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
Pharmaceutical segment profits decreased 4% in the second quarter of 2007 and declined 3% for the first six months of 2007 compared with the same periods of 2006 largely reflecting the loss of U.S. market exclusivity for Zocor and Proscar, partially offset by higher equity income, primarily driven by the strong performance of the Merck/Schering-Plough partnership.
Vaccines segment profits were $609.9 million in the second quarter of 2007 compared with $149.7 million in the second quarter of 2006 and were $1.1 billion in the first half of 2007 compared with $265.3 million for same period of 2006. The increase in both periods was driven by the launches of three new vaccines in the latter part of 2006, as well as the successful performance of in-line vaccines. Vaccines segment profits also reflect the results from SPMSD included in Equity income from affiliates.
The effective tax rate was 24.9% for the second quarter of 2007 compared with 28.9% for the second quarter of 2006 and was 24.6% in the first six months of 2007 compared with 26.0% for the first six months of 2006. The effective tax rates in both years reflect the impact of costs associated with the global restructuring program. Additionally, the effective tax rates in 2006 reflect the unfavorable impact of the acquired research charge associated with the acquisition of GlycoFi.
Net income was $1.68 billion for the second quarter of 2007 compared with $1.50 billion for the second quarter of 2006 and was $3.38 billion for the first six months of 2007 compared with $3.02 billion for the first six months of 2006. Earnings per common share assuming dilution (“EPS”) for the second quarter of 2007 were $0.77 compared with $0.69 in the second quarter of 2006 and were $1.55 in the first six months of 2007 compared with $1.38 for the same period in 2006. These results reflect strong performance across a range of the Company’s products and solid performance from the Merck/Schering-Plough partnership. In addition, the increase in net income and EPS in 2007 compared with 2006 reflects the acquired research charge related to the GlycoFi acquisition in 2006. For the six month period, gains from certain asset and product divestitures in 2007 as discussed above and lower restructuring charges also contributed to the increase in EPS. Partially offsetting these increases to 2007 EPS was the charge for future Vioxx legal defense costs.
Selected Joint Venture and Affiliate Information
The Merck/Schering-Plough partnership reported combined global sales of Zetia and Vytorin of $1.26 billion for the second quarter of 2007, representing growth of 30% over the second quarter of 2006. Sales for the first six months of 2007 were $2.43 billion, an increase of 38% over the same period of 2006. Global sales of Zetia, the cholesterol-absorption inhibitor also marketed as Ezetrol outside the United States, reached $577.5 million in the second quarter of 2007, an increase of 21% compared with the second quarter of 2006 and rose to $1.12 billion for the first half of 2007, an increase of 26% compared with the first half of 2006. Global sales of Vytorin, marketed outside the United States as Inegy, reached $686.4 million in the second quarter of 2007, an increase of 38% compared with the second quarter of

2006. Sales of Vytorin for the first six months of 2007 were $1.31 billion, an increase of 50% over the comparable period of 2006.
Total vaccine sales reported by SPMSD were $264.8 million and $177.1 million for the second quarter of 2007 and 2006, respectively, and were $459.6 million and $349.8 million for the first six months of 2007 and 2006, respectively. SPMSD sales included sales of Gardasil of $77.8 million for the second quarter and $108.0 million for the first six months of 2007.
The Company records the results from its interest in the Merck/Schering-Plough partnership and SPMSD in Equity income from affiliates.
Liquidity and Capital Resources

	June 30,	December 31,
($ in millions)	2007	2006

Cash and investments	$13,147.0	$16,501.2
Working capital	$2,154.7	$2,507.5
Total debt to total liabilities and equity	14.3%	15.3%

The decline in cash and investments at June 30, 2007, primarily reflects the payment made under the terms of a settlement with the Internal Revenue Service (“IRS”) for certain tax matters (see below) and the January 3, 2007 payment made in connection with the December 2006 acquisition of Sirna Therapeutics, Inc. (“Sirna”). Working capital as of June 30, 2007 includes the impact of the reclassification of certain amounts to current liabilities (see Notes 5 and 6 to the consolidated financial statements).
During the first six months of 2007, cash provided by operations was $1.6 billion compared with cash provided by operations of $3.5 billion for the same period of 2006. Cash provided by operations reflects the nature and timing of tax payments, which totaled $2.8 billion for the first six months of 2007 including the payment referenced above for certain tax matters, compared with $1.4 billion for the same period of 2006, which included payments related to the American Jobs Creation Act repatriation. On an ongoing basis, cash provided by operations will continue to be the Company’s primary source of funds to finance operating needs and capital expenditures. Cash used in investing activities of $1.9 billion in the first six months of 2007 largely reflects the $1.1 billion payment made in connection with the Sirna acquisition.
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
As of January 1, 2007, after the implementation of FIN 48, the Company’s liability for unrecognized tax benefits was $5.01 billion, excluding liabilities for interest and penalties. If the Company were to recognize these benefits, the effective tax rate would reflect a favorable net impact of $3.95 billion. In addition, at January 1, 2007, liabilities for accrued interest and penalties relating to the unrecognized tax benefits totaled $2.40 billion. As of June 30, 2007, the Company’s Consolidated Balance Sheet reflects a liability for unrecognized tax benefits of $3.50 billion. If the Company were to recognize these benefits, the effective tax rate would reflect a favorable net impact of $2.45 billion. Accrued interest and penalties included in the Consolidated Balance Sheet were $1.61 billion as of June 30, 2007. The declines from January 1, 2007 were primarily due to the settlement with the IRS discussed below.
As previously disclosed, the IRS has examined the Company’s tax returns for the years 1993 to 2001 and issued notices of deficiency with respect to a partnership transaction entered into in 1993, and two minority interest equity financings entered into in 1995 and 2000, respectively. On February 13, 2007, the Company entered into closing agreements with the IRS covering several specific items, including the 1993 partnership transaction and the minority interest financings. The closing agreements effectively closed the examination of the Company’s tax returns for the period 1993 through 2001 resulting in a settlement of all open tax matters for these years. Under the terms of the settlement, the Company made an aggregate payment of $2.79 billion in February 2007. This payment will be offset during 2007 by (i) a tax refund of $165 million for amounts previously paid for these matters and (ii) a federal tax benefit of approximately $360 million related to interest included in the payment, resulting in a net cash cost to the Company of approximately $2.3 billion. The impact for years subsequent to 2001 of the partnership transaction and the minority interest equity financings was included in the settlement although those years remain open in all other respects. The settlement with the IRS did not have a material impact on the Company’s results of operations in 2007 as these amounts had been previously provided for.

The Company must report the results of the IRS adjustments for the years 1993 through 2001 to various state tax authorities. It is estimated that this will result in additional tax and interest payments of $80 million and $120 million, respectively, over the remainder of 2007, and an equivalent reduction in the balances of unrecognized tax benefits and accrued interest reflected in the Consolidated Balance Sheet at June 30, 2007. Due to the high degree of uncertainty regarding the timing of future cash outflows of liabilities for unrecognized tax benefits beyond one year, a reasonable estimate of the period of cash settlement for these future years can not be made.
As previously disclosed, Merck’s Canadian tax returns for the year 1998 through 2004 are being examined by the Canada Revenue Agency (“CRA”). In October 2006, the CRA issued the Company a notice of reassessment containing adjustments related to certain intercompany pricing matters, which result in additional Canadian and provincial tax due of approximately $1.5 billion (U.S. dollars) plus interest of approximately $585 million (U.S. dollars). The Company disagrees with the positions taken by the CRA and believes they are without merit. The Company intends to contest the assessment through the CRA appeals process and the courts if necessary. In connection with the appeals process, during January 2007, the Company pledged collateral to a financial institution which provided a Letter of Guarantee to the CRA representing a portion of the tax and interest assessed. In May 2007, in connection with the same matters, the Company pledged collateral to another financial institution which provided a financial guarantee to the Quebec Ministry of Revenue. The collateral is included in Other Assets in the Consolidated Balance Sheet and totaled $1.2 billion at June 30, 2007. The Company has previously established reserves for these matters. While the resolution of these matters may result in liabilities higher or lower than the reserves, management believes that resolution of these matters will not have a material effect on the Company’s financial position or liquidity. However, an unfavorable resolution could have a material effect on the Company’s results of operations or cash flows in the quarter in which an adjustment is recorded or tax is due.
In July 2007, the CRA notified the Company that it is in the process of proposing a penalty of $160 million (U.S. dollars) in connection with this matter. The penalty is for failing to provide information on a timely basis. The Company vigorously disagrees with the penalty and feels it is inapplicable and that appropriate information was provided on a timely basis. The Company is pursuing all appropriate remedies to avoid having the penalty assessed and was notified in early August 2007 that the CRA is holding the imposition of a penalty in abeyance pending a review of the Company’s submissions as to the inapplicability of a penalty.
In addition, in July 2007, the CRA proposed additional adjustments for 1999 relating to another intercompany pricing matter. The adjustments would increase Canadian tax due by another $20 million (U.S. dollars) plus $17 million (U.S. dollars) of interest. It is possible that the CRA will propose similar adjustments for later years. The Company disagrees with the positions taken by CRA and believes they are without merit. The Company intends to pursue all appropriate remedies to resolve this matter.
Capital expenditures totaled $473.1 million and $460.7 million for the first six months of 2007 and 2006, respectively. Capital expenditures for full year 2007 are estimated to be $1.2 billion.
Dividends paid to stockholders were $1.7 billion for both the first six months of 2007 and 2006. In May and July 2007, the Board of Directors declared a quarterly dividend of $0.38 per share on the Company’s common stock for the third and fourth quarters of 2007, respectively.
The Company purchased $491.9 million of its common stock (10.4 million shares) for its Treasury during the first six months of 2007. The Company has approximately $6.0 billion remaining under the July 2002 treasury stock purchase authorization.
In April 2007, the Company extended the maturity date of its $1.5 billion, 5-year revolving credit facility from 2011 to 2012. The facility provides backup liquidity for the Company’s commercial paper borrowing facility and is to be used for general corporate purposes. The Company has not drawn funding from this facility.
In June 2007, the Company entered into a pay-floating, receive-fixed interest rate swap contract effectively converting $250 million of its $1.0 billion, 4.75% fixed-rate notes into floating rate instruments. The interest rate swap is designated as a hedge of the fair value change in the notes attributable to changes in the benchmark London Interbank Offered Rate (“LIBOR”) swap rate and will mature in 2015. The fair value change in the notes is fully offset in interest expense by the fair value change in the swap contract.
Critical Accounting Policies
The Company’s significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2006. Certain of these accounting policies are considered critical as disclosed in the Critical Accounting Policies and Other Matters section of Management’s Discussion and Analysis in the Company’s 2006 Annual Report on Form 10-K

because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. Other than the adoption of FIN 48, as discussed above (see also Note 11), there have been no significant changes in the Company’s critical accounting policies since December 31, 2006.
Recently Issued Accounting Standards
In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-3, Accounting for Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“Issue 07-3”), which is effective January 1, 2008 and is applied prospectively for new contracts entered into on or after the effective date. Issue 07-3 addresses nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities. Issue 07-3 will require these payments be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. The Company is assessing the effects of adoption of Issue 07-3 on its financial position and results of operations.
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“FAS 159”), which is effective January 1, 2008. FAS 159 permits companies to choose to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The effect of adoption of FAS 159 on the Company’s financial position and results of operations is not expected to be material.
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
Legal Proceedings
The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including product liability, intellectual property, and commercial litigation, as well as additional matters such as antitrust actions. The following discussion is limited to recent developments concerning legal proceedings and should be read in conjunction with the consolidated financial statements contained in (i) this report, (ii) the Company’s Report on Form 10-Q for the quarter ended March 31, 2007 and (iii) the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Vioxx Litigation
Product Liability Lawsuits
As previously disclosed, individual and putative class actions have been filed against the Company in state and federal courts alleging personal injury and/or economic loss with respect to the purchase or use of Vioxx. All such actions filed in federal court are coordinated in a multidistrict litigation in the U.S. District Court for the Eastern District of Louisiana (the “MDL”) before District Judge Eldon E. Fallon. A number of such actions filed in state court are coordinated in separate coordinated proceedings in state courts in New Jersey, California and Texas, and the counties of Philadelphia, Pennsylvania and Washoe and Clark Counties, Nevada. As of June 30, 2007, the Company had been served or was aware that it had been named as a defendant in approximately 26,950 lawsuits, which include approximately 45,225 plaintiff groups, alleging personal injuries resulting from the use of Vioxx, and in approximately 266 putative class actions alleging personal injuries and/or economic loss. (All of the actions discussed in this paragraph are collectively referred to as the “Vioxx Product Liability Lawsuits”.) Of these lawsuits, approximately 8,575 lawsuits representing approximately 23,450 plaintiff groups are or are slated to be in the federal MDL and approximately 16,400 lawsuits representing approximately 16,400 plaintiff groups are included in a coordinated proceeding in New Jersey Superior Court before Judge Carol E. Higbee.
In addition to the Vioxx Product Liability Lawsuits discussed above, the claims of over 4,620 plaintiff groups had been dismissed as of June 30, 2007. Of these, there have been over 1,170 plaintiff groups whose claims were dismissed with prejudice (i.e., they cannot be brought again) either by plaintiffs themselves or by the courts. Over 3,450 additional plaintiff groups have had their claims dismissed without prejudice (i.e., they can be brought again).
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

Merck has entered into a tolling agreement (the “Tolling Agreement”) with the MDL Plaintiffs’ Steering Committee that establishes a procedure to halt the running of the statute of limitations (tolling) as to certain categories of claims allegedly arising from the use of Vioxx by non-New Jersey citizens. The Tolling Agreement applies to individuals who have not filed lawsuits and may or may not eventually file lawsuits and only to those claimants who seek to toll claims alleging injuries resulting from a thrombotic cardiovascular event that results in a myocardial infarction or ischemic stroke. The Tolling Agreement provides counsel additional time to evaluate potential claims. The Tolling Agreement requires any tolled claims to be filed in federal court. As of June 30, 2007, approximately 14,450 claimants had entered into Tolling Agreements. The parties agreed that April 9, 2007 was the deadline for filing Tolling Agreements and no additional Tolling Agreements are being accepted.
The following sets forth the results of trials and certain significant rulings that occurred in or after the second quarter of 2007 with respect to the Vioxx Product Liability Lawsuits.
In August 2006, in Barnett v. Merck, a jury in New Orleans, Louisiana returned a plaintiff verdict in the second federal Vioxx case to go to trial. The jury awarded the plaintiff $50 million in compensatory damages and $1 million in punitive damages. On June 5, 2007, Judge Fallon denied Merck’s motion for judgment as a matter of law and denied in part Merck’s motion for a new trial on all issues. The Court allowed the plaintiff to choose whether to accept a reduced damages award of $1.6 million ($600,000 in compensatory damages and $1 million in punitive damages) or to have a re-trial. On June 20, 2007, the plaintiff accepted the Court’s reduced damage award of $1.6 million, and on June 28, 2007, Judge Fallon entered judgment in that amount. The Company intends to appeal this judgment.
On May 29, 2007, in the case of Plunkett v. Merck, Judge Fallon granted plaintiff’s motion for a new trial, vacating the February 23, 2006 judgment in favor of Merck.
On July 3, 2007, Judge Fallon denied Merck’s motion for summary judgment on federal preemption grounds in two individual cases, Arnold v. Merck and Gomez v. Merck.
On January 18, 2007, Judge Victoria Chaney declared a mistrial in a consolidated trial of two cases, Appell v. Merck and Arrigale v. Merck, which had commenced on October 31, 2006 in California state court in Los Angeles, after the jury indicated that it could not reach a verdict. On July 9, 2007, Judge Chaney scheduled the retrial of the combined trial of Appell and Arrigale for September 17, 2007. Judge Chaney was set to try Berwick v. Merck on April 12, 2007. On the eve of trial, plaintiff dismissed the case with prejudice, citing health issues.
A consolidated trial, Hermans v. Merck and the retrial of Humeston v. Merck, began on January 17, 2007, in the coordinated proceeding in New Jersey Superior Court before Judge Higbee. Humeston v. Merck was first tried in 2005, resulting in a jury verdict in favor of Merck on November 3, 2005. However, on August 17, 2006, Judge Higbee set aside the November 2005 jury verdict and ordered a new trial on the grounds of newly discovered evidence.
The Hermans/Humeston trial was separated into two phases: a general phase regarding Merck’s conduct and a plaintiff-specific phase. On March 2, 2007, the jury found for Merck in the general phase on the Hermans failure to warn claim, and the consumer fraud claim was subsequently submitted to Judge Higbee for decision, which is still pending. On March 12, 2007, the jury found for plaintiffs in the Humeston case, awarding compensatory damages to Mr. Humeston in the amount of $18 million and to Mrs. Humeston in the amount of $2 million. The jury also awarded $27.5 million in punitive damages. Merck has moved for a judgment notwithstanding the verdict, a new trial, or reduction of the award. These and other post-trial motions are currently pending.
In April 2006, in a trial involving two plaintiffs, Thomas Cona and John McDarby, in Superior Court of New Jersey, Law Division, Atlantic County, the jury returned a split verdict. The jury determined that Vioxx did not substantially contribute to the heart attack of Mr. Cona, but did substantially contribute to the heart attack of Mr. McDarby. The jury also concluded that, in each case, Merck violated New Jersey’s consumer fraud statute, which allows plaintiffs to receive their expenses for purchasing the drug, trebled, as well as reasonable attorneys’ fees. The jury awarded $4.5 million in compensatory damages to Mr. McDarby and his wife, who also was a plaintiff in that case, as well as punitive damages of $9 million. On June 8, 2007, Judge Higbee denied Merck’s motion for a new trial. On June 15, 2007, Judge Higbee awarded approximately $4 million in the aggregate in attorneys’ fees and costs. The Company intends to appeal this verdict after the completion of post-trial proceedings in the trial court.
On March 27, 2007, a jury found for Merck on all counts in Schwaller v. Merck, which was tried in state court in Madison County, Illinois. The plaintiff moved for a new trial on May 25, 2007.

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
In July 2006, in Doherty v. Merck, in the Superior Court of Atlantic County, Law Division, New Jersey, a jury returned a verdict in favor of the Company on all counts. The jury rejected a claim by the plaintiff that her nearly three years of Vioxx use caused her heart attack. The jury also found in favor of Merck on the plaintiff’s consumer fraud claim. Plaintiff’s motion for a new trial was argued on May 1, 2007. Judge Higbee took the matter under advisement.
In December 2006, a New Orleans, Louisiana jury returned a verdict in favor of the Company in Dedrick v. Merck. On May 29, 2007, Judge Fallon denied plaintiff’s motion for a new trial.
On April 19, 2007, Judge Randy Wilson, who presides over the Texas Vioxx coordinated proceeding, dismissed the failure to warn claim of plaintiff Ruby Ledbetter, whose case was scheduled to be tried on May 14. Judge Wilson relied on a Texas statute enacted in 2003 that provides that there can be no failure to warn regarding a prescription medicine if the medicine is distributed with FDA-approved labeling. There is an exception in the statute if required, material, and relevant information was withheld from the FDA that would have led to a different decision regarding the approved labeling, but Judge Wilson found that the exception is preempted by federal law unless the FDA finds that such information was withheld. Judge Wilson is currently presiding over approximately 1,000 Vioxx suits in Texas in which a principal allegation is failure to warn. Judge Wilson certified the decision for an expedited appeal to the Texas Court of Civil Appeals.
On July 31, 2007, the New Jersey Appellate Division unanimously upheld Judge Higbee’s dismissal of Vioxx Product Liability Lawsuits brought by residents of the United Kingdom.
Juries have now found in favor of Merck 10 times and in favor of plaintiffs five times. As noted above, Judge Fallon has set aside the verdict in the Plunkett case, which is one of the 10 defense verdicts, and ordered a new trial. There are two unresolved mistrials as a result of hung juries after plaintiffs failed to prove their claims. In addition, another 20 cases scheduled for trial were either dismissed or withdrawn from the trial calendar by plaintiffs before a jury could be selected.
Merck voluntarily withdrew Vioxx from the market on September 30, 2004. Most states have statutes of limitations for product liability claims of no more than three years, which require that claims must be filed within no more than three years after the plaintiffs learned or could have learned of their potential cause of action. As a result, some may view September 30, 2007 as a significant deadline for filing Vioxx cases. It is important to note, however, that the law regarding statutes of limitations can be complex and variable, depending on the facts and applicable law. Some states have longer statutes of limitations. There are also arguments that the statutes of limitations began running before September 30, 2004. Merck expects that there will be legal arguments concerning the proper application of these statutes, and the decisions will be up to the judges presiding in individual cases in state and federal proceedings. As previously disclosed, in the federal MDL, Judge Fallon denied the Company’s motion for summary judgment on statute of limitations grounds in three individual cases on the basis that there were factual issues precluding summary judgment. To the extent that September 30, 2007 is a deadline, it would not apply to claimants with whom Merck has entered into agreements to toll the statute of limitations, as referred to above.
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
Shareholder Lawsuits
As previously disclosed, in addition to the Vioxx Product Liability Lawsuits, the Company and various current and former officers and directors are defendants in various putative class actions and individual lawsuits under the federal securities laws and state securities laws (the “Vioxx Securities Lawsuits”). All of the Vioxx Securities Lawsuits pending in federal court have been transferred by the Judicial Panel on Multidistrict Litigation (the “JPML”) to the United States District Court for the District of New Jersey before District Judge Stanley R. Chesler for inclusion in a nationwide MDL (the “Shareholder MDL”). Judge Chesler has consolidated the Vioxx Securities Lawsuits for all purposes. Plaintiffs requested certification of a class of purchasers of Company stock between May 21, 1999 and October 29, 2004. The complaint alleged that the defendants made false and misleading statements regarding Vioxx in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and sought unspecified compensatory damages and the costs of suit, including attorneys’ fees. The complaint also asserts a claim under Section 20A of the Securities and Exchange Act against certain defendants relating to their sales of Merck stock. In addition, the complaint included allegations under Sections 11, 12 and 15 of the Securities Act of 1933 that certain defendants made incomplete and misleading statements in a registration statement and certain prospectuses filed in connection with the Merck Stock Investment Plan, a dividend reinvestment plan. On April 12, 2007, Judge Chesler granted defendants’ motion to dismiss, and dismissed the complaint with prejudice. Plaintiffs have appealed Judge Chesler’s decision to the United States Court of Appeals for the Third Circuit.
In October 2005, a Dutch pension fund filed a complaint in the District of New Jersey alleging violations of federal securities laws as well as violations of state law against the Company and certain officers. Pursuant to the Case Management Order governing the Shareholder MDL, the case, which is based on the same allegations as the Vioxx Securities Lawsuits, was consolidated with the Vioxx Securities Lawsuits. Defendants’ motion to dismiss the pension fund’s complaint was filed on August 3, 2007.
As previously disclosed, on August 15, 2005, a complaint was filed in Oregon state court by the State of Oregon through the Oregon state treasurer on behalf of the Oregon Public Employee Retirement Fund against the Company and certain current and former officers and directors. The complaint, which was brought under Oregon securities law, is pending.
As previously disclosed, various shareholder derivative actions filed in federal court were transferred to the Shareholder MDL and consolidated for all purposes by Judge Chesler (the “Vioxx Derivative Lawsuits”). On May 5, 2006, Judge Chesler granted defendants’ motion to dismiss and denied plaintiffs’ request for leave to amend their complaint. Plaintiffs appealed, arguing that Judge Chesler erred in denying plaintiffs’ leave to amend their complaint with materials acquired during discovery. On July 18, 2007, the United States Court of Appeals for the Third Circuit reversed the District Court’s decision on the grounds that Judge Chesler should have allowed plaintiffs to make use of the discovery material to try to establish demand futility, and remanded the case for the District Court’s consideration of whether, even with the additional materials, plaintiffs’ request to amend their complaint would still be futile.
In addition, as previously disclosed, various putative class actions filed in federal court under the Employee Retirement Income Security Act (“ERISA”) against the Company and certain current and former officers and directors (the “Vioxx ERISA Lawsuits” and, together with the Vioxx Securities Lawsuits and the Vioxx Derivative Lawsuits, the “Vioxx Shareholder Lawsuits”) have been transferred to the Shareholder MDL and consolidated for all purposes. The consolidated complaint asserts claims on behalf of certain of the Company’s current and former employees who are participants in certain of the Company’s retirement plans for breach of fiduciary duty. The lawsuits make similar allegations to the allegations contained in the Vioxx Securities Lawsuits. On July 11, 2006, Judge Chesler granted in part and denied in part defendants’ motion to dismiss the ERISA Complaint.
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
As previously disclosed, the Company’s upper level excess insurers (which provide excess insurance potentially applicable to all of the Vioxx Lawsuits) have commenced an arbitration seeking, among other things, to cancel those policies, to void all of their obligations under those policies and to raise other coverage issues with respect to the Vioxx Lawsuits. Merck intends to contest vigorously the insurers’ claims and will attempt to enforce its rights under applicable insurance policies. The amounts actually recovered under the policies discussed in this section may be less than the amounts specified in the preceding paragraph. Pursuant to negotiated agreements, two of the Company’s insurers, which represent approximately 23% of the product liability insurance, have committed to pay approximately $100 million in the aggregate with respect to such insurance. Most of the funds have been received. The amounts recovered from the two insurers substantially offset previously established receivables and therefore have not and will not impact Net Income in periods received. Remaining receivables for product liability insurance, including amounts subject to the arbitration, are immaterial.
Investigations
As previously disclosed, in November 2004, the Company was advised by the staff of the Securities and Exchange Commission (“SEC”) that it was commencing an informal inquiry concerning Vioxx. On January 28, 2005, the Company announced that it received notice that the SEC issued a formal notice of investigation. Also, the Company has received subpoenas from the U.S. Department of Justice (the “DOJ”) requesting information related to the Company’s research, marketing and selling activities with respect to Vioxx in a federal health care investigation under criminal statutes. In addition, as previously disclosed, investigations are being conducted by local authorities in certain cities in Europe in order to determine whether any criminal charges should be brought concerning Vioxx. The Company is cooperating with these governmental entities in their respective investigations (the “Vioxx Investigations”). The Company cannot predict the outcome of these inquiries; however, they could result in potential civil and/or criminal dispositions.
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
Reserves
The Company currently anticipates that a number of Vioxx Product Liability Lawsuits will be tried throughout 2007 and 2008. At this time, the Company cannot predict the timing of any trials in the Vioxx Shareholder Lawsuits. The Company believes that it has meritorious defenses to the Vioxx Lawsuits and will vigorously defend against them. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek indeterminate damages, the Company is unable to predict the outcome of these matters, and at this time cannot reasonably estimate the possible loss or range of loss with respect to the Vioxx Lawsuits. The Company has not established any reserves for any potential liability relating to the Vioxx Lawsuits or the Vioxx Investigations, including for those cases in which verdicts or judgments have been entered against the Company, and are now in post-verdict proceedings or on appeal. In each of those cases the Company believes it has strong points to raise on appeal and therefore that unfavorable outcomes in such cases are not probable. Unfavorable outcomes in the Vioxx Litigation (as defined below) could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. As of December 31, 2006, the Company had a reserve of $858 million solely for its future legal defense costs related to the Vioxx Litigation.
During the first six months of 2007, the Company spent approximately $258 million in the aggregate in legal defense costs worldwide, including $137 million in the second quarter, related to (i) the Vioxx Product Liability Lawsuits, (ii) the Vioxx Shareholder Lawsuits, (iii) the Vioxx Foreign Lawsuits, and (iv) the Vioxx Investigations (collectively, the “Vioxx Litigation”). In the second quarter of 2007, the Company recorded a charge of $210 million, to increase the reserve solely for its future legal defense costs related to the Vioxx Litigation to $810 million at June 30, 2007.
Some of the significant factors considered in the establishment and ongoing review of the reserve for the Vioxx legal defense costs were as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of the Vioxx Litigation; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the Vioxx Product Liability Lawsuits. Events such as scheduled trials, that are expected to occur throughout 2007 and 2008, and the inherent inability to predict the ultimate outcomes of such trials, limit the Company’s ability to reasonably estimate its legal costs beyond the end of 2008. While the Company does not anticipate that it will need to increase the reserve every quarter, the Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase its reserves for legal defense costs at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.
Other Product Liability Litigation
As previously disclosed, the Company is a defendant in product liability lawsuits in the United States involving Fosamax (the “Fosamax Litigation”). As of June 30, 2007, 225 cases, which include approximately 700 plaintiff groups, had been filed against Merck in either federal or state court, including 5 cases which seek class action certification, as well as damages and medical monitoring. In these actions, plaintiffs allege, among other things, that they have suffered osteonecrosis of the jaw, generally subsequent to invasive dental procedures such as tooth extraction or dental implants, and/or delayed healing, in association with the use of Fosamax. On August 16, 2006, the JPML ordered that the Fosamax product liability cases pending in federal courts nationwide should be transferred and consolidated into one multidistrict litigation (the “Fosamax MDL”) for coordinated pre-trial proceedings. The Fosamax MDL has been transferred to Judge John Keenan in the United States District Court for the Southern District of New York. As a result of the JPML order, over 190 of the cases are before Judge Keenan. Judge Keenan has issued a Case Management Order setting forth a schedule governing the proceedings which focuses primarily upon resolving the class action certification motions in 2007. The Company intends to defend against these lawsuits.
As of December 31, 2006, the Company established a reserve of approximately $48 million solely for its future legal defense costs for the Fosamax Litigation through 2008. Spending in the first six months of 2007 was not significant. Some of the significant factors considered in the establishment of the reserve for the Fosamax Litigation legal defense costs were as follows: the actual costs incurred by the Company thus far; the development of the Company’s legal defense strategy and structure in light of the creation of the Fosamax MDL; the number of cases being brought against the Company; and the anticipated timing, progression, and related costs of pre-trial activities in the Fosamax Litigation. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase its reserves for legal defense costs at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so. Due to the uncertain nature of litigation, the Company is unable to estimate its costs beyond the end of 2008. The Company has not established any reserves for any potential liability relating to the Fosamax Litigation. Unfavorable outcomes in the Fosamax Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.
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
Vaccine Litigation
The Company is aware that there are approximately 4,800 cases pending in the Vaccine Court involving allegations that thimerosal-containing vaccines and/or the M-M-R II vaccine cause autism spectrum disorders. Not all of the thimerosal-containing vaccines involved in the Vaccine Court proceeding are Company vaccines. The Company is the sole source of the M-M-R II vaccine domestically. In June 2007, the Special Masters presiding over the Vaccine Court proceedings held a two and a half week hearing in which both petitioners and the government presented evidence on the issue of whether the combination of M-M-R II and thimerosal in vaccines can cause autism spectrum disorders and whether it did cause autism spectrum disorder in the petitioner in that case. A ruling in that case is expected in 2008. According to the Vaccine Court, it expects to hold evidentiary hearings in eight additional so-called “test cases” over approximately the next year, covering a total of three medical theories on how the vaccines at issue can cause autism. The Vaccine Court has indicated that it intends to use the evidence presented at these test case hearings to guide the adjudication of the remaining autism spectrum disorder cases. Since the Company is not a party, it does not participate in the proceedings.
Patent Litigation
From time to time, generic manufacturers of pharmaceutical products file Abbreviated New Drug Applications (“ANDA’s”) with the FDA seeking to market generic forms of the Company’s products prior to the expiration of relevant patents owned by the Company. Generic pharmaceutical manufacturers have submitted ANDA’s to the FDA seeking to market in the United States a generic form of Fosamax, Prilosec, Propecia, Zetia, Singulair, Primaxin, Trusopt and Cosopt prior to the expiration of the Company’s (and Schering-Plough’s in the case of Zetia and AstraZeneca’s in the case of Prilosec and Nexium) patents concerning these products. The generic companies’ ANDA’s generally include allegations of non-infringement, invalidity and unenforceability of the patents. Generic manufacturers have received FDA approval to market a generic form of Prilosec. The Company has filed patent infringement suits in federal court against companies filing ANDA’s for generic alendronate (Fosamax), finasteride dorzolamide (Trusopt) and dorzolamide/timolol (Cosopt), imipenem/cilastatin (Primaxin) and AstraZeneca and the Company have filed patent infringement suits in federal court against companies filing ANDA’s for generic omeprazole (Prilosec) and esomeprazole (Nexium). Similar patent challenges exist in certain foreign jurisdictions. The Company intends to vigorously defend its patents, which it believes are valid, against infringement by generic companies attempting to market products prior to the expiration dates of such patents. As with any litigation, there can be no assurance of the outcomes, which, if adverse, could result in significantly shortened periods of exclusivity for these products.
In February 2007, Schering-Plough received a notice from Glenmark Pharmaceuticals (“Glenmark”), a generic company, indicating that it had filed an ANDA for Zetia and that it is challenging the U.S. patents that are listed for Zetia. Merck and Schering-Plough market Zetia through a joint venture, MSP Singapore Company LLC. On March 22, 2007, Schering-Plough and MSP Singapore Company LLC filed a patent infringement suit against Glenmark. The lawsuit automatically stays FDA approval of Glenmark’s ANDA for 30 months or until an adverse court decision, whichever may occur earlier.
In February 2007, the Company received a notice from Teva Pharmaceuticals (“Teva”), a generic company, indicating that it had filed an ANDA for montelukast and that it is challenging the U.S. patent that is listed for Singulair. On April 2, 2007, the Company filed a patent infringement action against Teva. The lawsuit automatically stays FDA approval of Teva’s ANDA for 30 months or until an adverse court decision, whichever may occur earlier.
In January 2007, the Company received a letter from Ranbaxy Laboratories Ltd. (“Ranbaxy”) stating that it had filed an ANDA seeking approval of a generic version of Merck’s Primaxin. In April 2007, the Company filed a patent infringement suit against Ranbaxy.
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
In the case of omeprazole, on May 31, 2007, the trial court issued a decision with respect to four generic companies selling generic omeprazole. The court found that the Impax Laboratories Inc. and Apotex Corp. products infringed AstraZeneca’s formulation patents, while products made by Mylan Laboratories and Lek Pharmaceutical and Chemical Co., d.d. did not infringe. The companies found to have infringed were ordered off the market until October 20, 2007, which is the expiration of the pediatric exclusivity period.
Other Litigation
As previously disclosed, on August 20, 2004, the United States District Court for the District of New Jersey granted a motion by the Company, Medco Health Solutions, Inc. (“Medco Health”) and certain officers and directors to dismiss a shareholder derivative action involving claims related to the Company’s revenue recognition practice for retail co-payments paid by individuals to whom Medco Health provides pharmaceutical benefits as well as other allegations. The complaint was dismissed with prejudice. Plaintiffs appealed the decision. On December 15, 2005, the U.S. Court of Appeals for the Third Circuit upheld most of the District Court’s decision dismissing the suit, and sent the issue of whether the Company’s Board of Directors properly refused the shareholder demand relating to the Company’s treatment of retail co-payments back to the District Court for reconsideration under a different legal standard. Plaintiffs moved to remand their action to state court on August 18, 2006, and the District Court granted that motion on February 1, 2007. On July 30, 2007, the Superior Court of New Jersey, Chancery Division, Hunterdon County, granted a motion by the Company, Medco Health, and certain officers and directors for dismissal and summary judgment. The entire complaint was dismissed with prejudice.
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
As noted above in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on August 14, 2007, Peter N. Kellogg will replace Judy C. Lewent as Executive Vice President and Chief Financial Officer.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities for the three months ended June 30, 2007 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			($ in millions)
	Total Number	Average Price	Approximate Dollar Value of Shares
	of Shares	Paid Per	That May Yet Be Purchased
Period	Purchased(1)	Share	Under the Plans or Programs(1)
April 1 - April 30, 2007	1,633,000	$48.69	$6,203.5

May 1 - May 31, 2007	1,671,950	$52.59	$6,115.6

June 1 - June 30, 2007	1,591,488	$50.35	$6,035.5

Total	4,896,438	$50.56	$6,035.5

(1)	All shares purchased during the period were made as part of a plan announced in July 2002 to purchase $10 billion in Merck shares.
Item 4. Submission of Matters to a Vote of Security Holders
The following matters were voted upon at the Annual Meeting of Stockholders held on April 24, 2007, and received the votes set forth below:
1.	All of the following persons nominated were elected to serve as directors and received the number of votes set opposite their respective names:

Names	For	Withheld
Richard T. Clark	1,789,623,123	52,231,140
Johnnetta B. Cole	1,698,078,553	143,775,710
William B. Harrison, Jr.	1,797,656,560	44,197,703
William N. Kelley	1,783,151,392	58,702,871
Rochelle B. Lazarus	1,707,379,969	134,474,294
Thomas E. Shenk	1,804,450,221	37,404,042
Anne M. Tatlock	1,801,591,994	40,262,269
Samuel O. Thier	1,790,032,685	51,821,578
Wendell P. Weeks	1,709,335,630	132,518,633
Peter C. Wendell	1,802,865,833	38,988,430
2.	A proposal to ratify the appointment of independent registered public accounting firm for 2007 received 1,809,323,305 votes FOR and 13,551,558 votes AGAINST, with 18,979,401 abstentions.

3.	A proposal to amend the Restated Certificate of Incorporation to eliminate supermajority voting requirements contained in the Restated Certificate of Incorporation received 1,805,276,612 votes FOR and 14,723,112 votes AGAINST, with 21,853,869 abstentions.

4.	A proposal to amend the Restated Certificate of Incorporation to eliminate supermajority voting requirements imposed under New Jersey law on corporations organized before 1969 received 1,805,367,159 votes FOR and 14,398,675 votes AGAINST, with 22,088,275 abstentions.

5.	A proposal to amend the Restated Certificate of Incorporation to limit the size of the Board to no more than 18 directors received 1,479,024,119 votes FOR and 33,321,800 votes AGAINST, with 19,052,074 abstentions. This proposal did not pass because it required the affirmative vote of at least 80% of the outstanding shares for approval.

6.	A proposal to amend the Restated Certificate of Incorporation to replace its cumulative voting feature with a majority vote standard for the election of directors received 1,338,688,845 votes FOR and 172,362,447 votes AGAINST, with 20,346,512 abstentions.

7.	A stockholder proposal concerning publication of political contributions received 48,423,239 votes FOR and 1,203,651,055 votes AGAINST, with 279,323,306 abstentions and 310,456,663 broker non-votes.

8.	A stockholder proposal concerning an advisory vote on executive compensation received 680,433,778 votes FOR and 702,305,124 votes AGAINST, with 148,622,580 abstentions and 310,492,780 broker non-votes.
Item 6. Exhibits

Number	Description

3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (May 17, 2007) – Incorporated by reference to Current Report on Form 8-K dated May 17, 2007

3.2	By-Laws of Merck & Co., Inc. (as amended effective May 31, 2007) – Incorporated by reference to Current Report on Form 8-K dated May 31, 2007

10.1	Offer Letter between Merck & Co., Inc. and Peter N. Kellogg, dated June 18, 2007 – Incorporated by reference to Current Report on Form 8-K dated June 28, 2007

12	Computation of Ratios of Earnings to Fixed Charges

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCK & CO., INC.
Date: August 8, 2007	/s/ Bruce N. Kuhlik
BRUCE N. KUHLIK
Senior Vice President and General Counsel

Date: August 8, 2007	/s/ John Canan
JOHN CANAN
Vice President, Controller

EXHIBIT INDEX

Number	Description

3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (May 17, 2007) – Incorporated by reference to Current Report on Form 8-K dated May 17, 2007

3.2	By-Laws of Merck & Co., Inc. (as amended effective May 31, 2007) – Incorporated by reference to Current Report on Form 8-K dated May 31, 2007

10.1	Offer Letter between Merck & Co., Inc. and Peter N. Kellogg, dated June 18, 2007 – Incorporated by reference to Current Report on Form 8-K dated June 28, 2007

12	Computation of Ratios of Earnings to Fixed Charges

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer