Form 10-Q
period 2007-09-30
MERCK & CO INC
filed 2007-11-01
CIK 64978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 1-3305
MERCK & CO., INC.
P. O. Box 100
One Merck Drive
Whitehouse Station, N.J. 08889-0100
(908) 423-1000

Incorporated in New Jersey	I.R.S. Employer Identification
No. 22-1109110
The number of shares of common stock outstanding as of the close of business on September 30, 2007:

Class	Number of Shares Outstanding

Common Stock	2,176,567,489
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

Part I Financial Information
Item 1. Financial Statements
Item 4. Controls and Procedures
PART II Other Information
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
Signatures
EXHIBIT INDEX
EX-12: COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

Part I — Financial Information
Item 1. Financial Statements
MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF INCOME
(Unaudited, $ in millions except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Sales	$6,074.1	$5,410.4	$17,954.8	$16,591.9

Costs, Expenses and Other
Materials and production	1,517.7	1,544.1	4,595.9	4,332.0
Marketing and administrative	1,951.4	2,370.6	5,837.2	5,819.6
Research and development	1,440.5	945.4	3,501.0	3,059.9
Restructuring costs	49.3	49.6	170.9	86.5
Equity income from affiliates	(768.5)	(595.4)	(2,180.2)	(1,710.2)
Other (income) expense, net	(180.9)	(134.7)	(521.2)	(305.4)

	4,009.5	4,179.6	11,403.6	11,282.4

Income Before Taxes	2,064.6	1,230.8	6,551.2	5,309.5
Taxes on Income	539.1	290.2	1,644.9	1,349.6

Net Income	$1,525.5	$940.6	$4,906.3	$3,959.9

Basic Earnings per Common Share	$0.70	$0.43	$2.26	$1.82

Earnings per Common Share Assuming Dilution	$0.70	$0.43	$2.24	$1.81

Dividends Declared per Common Share	$0.38	$0.38	$1.14	$1.14

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited, $ in millions)

	September 30,	December 31,
	2007	2006

Assets
Current Assets
Cash and cash equivalents	$5,208.3	$5,914.7
Short-term investments	2,183.2	2,798.3
Accounts receivable	3,501.6	3,314.8
Inventories (excludes inventories of $333.1 in 2007 and $416.1 in 2006 classified in Other assets — see Note 4)	1,849.5	1,769.4
Prepaid expenses and taxes	1,421.1	1,433.0

Total current assets	14,163.7	15,230.2

Investments	7,501.1	7,788.2

Property, Plant and Equipment, at cost, net of allowance for depreciation of $12,163.3 in 2007 and $11,015.4 in 2006	12,490.7	13,194.1

Goodwill	1,431.6	1,431.6

Other Intangibles, Net	771.3	943.9

Other Assets	9,342.3	5,981.8

	$45,700.7	$44,569.8

Liabilities and Stockholders’ Equity
Current Liabilities
Loans payable and current portion of long-term debt	$1,973.1	$1,285.1
Trade accounts payable	392.1	496.6
Accrued and other current liabilities	6,452.9	6,653.3
Income taxes payable	858.0	3,460.8
Dividends payable	829.9	826.9

Total current liabilities	10,506.0	12,722.7

Long-Term Debt	3,873.6	5,551.0

Deferred Income Taxes and Noncurrent Liabilities	8,161.8	6,330.3

Minority Interests	2,437.4	2,406.1

Stockholders’ Equity
Common stock, one cent par value
Authorized - 5,400,000,000 shares
Issued - 2,983,508,675 shares at September 30, 2007
Issued - 2,976,223,337 shares at December 31, 2006	29.8	29.8
Other paid-in capital	7,823.0	7,166.5
Retained earnings	41,601.8	39,095.1
Accumulated other comprehensive loss	(1,053.6)	(1,164.3)

	48,401.0	45,127.1
Less treasury stock, at cost
806,941,186 shares at September 30, 2007
808,437,892 shares at December 31, 2006	27,679.1	27,567.4

Total stockholders’ equity	20,721.9	17,559.7

	$45,700.7	$44,569.8

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, $ in millions)

	Nine Months Ended
	September 30,
	2007	2006

Cash Flows from Operating Activities
Net income	$4,906.3	$3,959.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,489.2	1,725.4
Deferred income taxes	(391.6)	(226.1)
Equity income from affiliates	(2,180.2)	(1,710.2)
Dividends and distributions from equity affiliates	1,626.1	1,372.5
Share-based compensation	250.8	246.0
Acquired research	325.1	296.3
Other	19.8	34.5
Taxes paid for Internal Revenue Service settlement	(2,788.1)	—
Net changes in assets and liabilities	1,394.0	(709.2)

Net Cash Provided by Operating Activities	4,651.4	4,989.1

Cash Flows from Investing Activities
Capital expenditures	(726.3)	(684.7)
Purchases of securities, subsidiaries and other investments	(8,412.2)	(15,983.2)
Acquisition of Sirna Therapeutics, Inc.	(1,135.9)	—
Proceeds from sales of securities, subsidiaries and other investments	8,311.9	13,480.0
Other	0.3	(1.5)

Net Cash Used by Investing Activities	(1,962.2)	(3,189.4)

Cash Flows from Financing Activities
Net change in short-term borrowings	161.1	(1,606.6)
Proceeds from issuance of debt	—	5.1
Payments on debt	(1,158.9)	(505.6)
Purchases of treasury stock	(574.6)	(751.0)
Dividends paid to stockholders	(2,478.1)	(2,494.0)
Proceeds from exercise of stock options	473.4	340.8
Other	106.1	(172.5)

Net Cash Used by Financing Activities	(3,471.0)	(5,183.8)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	75.4	20.9

Net Decrease in Cash and Cash Equivalents	(706.4)	(3,363.2)

Cash and Cash Equivalents at Beginning of Year	5,914.7	9,585.3

Cash and Cash Equivalents at End of Period	$5,208.3	$6,222.1

The accompanying notes are an integral part of this consolidated financial statement.

Notes to Consolidated Financial Statements (unaudited)
1.	Basis of Presentation

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

In 2005, the Company initiated a series of steps to reduce its cost structure. In November 2005, the Company announced the initial phase of its global restructuring program designed to reduce the Company’s cost structure, increase efficiency and enhance competitiveness. As part of this program, Merck announced plans to sell or close five manufacturing sites and two preclinical sites by the end of 2008 and eliminate approximately 7,000 positions company-wide. The Company has also sold or closed certain other facilities and related assets in connection with the restructuring program. Through the end of 2008, when the initial phase of the global restructuring program is expected to be substantially complete, the cumulative pre-tax costs of the program are expected to range from $1.9 billion to $2.2 billion. Approximately 70% of the cumulative pre-tax costs are estimated as non-cash, relating primarily to accelerated depreciation for those facilities scheduled for closure. Since the inception of the global restructuring program through September 30, 2007, the Company has recorded total pre-tax accumulated costs of $1.9 billion and eliminated approximately 6,000 positions which are comprised of employee separations and the elimination of contractors and vacant positions. However, the Company continues to hire new employees as the Company’s business requires it. For segment reporting purposes, restructuring charges are unallocated expenses.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following tables summarize the charges related to restructuring activities by type of cost:

	Three Months Ended September 30,
	2007				2006
	Separation	Accelerated			Separation	Accelerated
($ in millions)	Costs	Depreciation	Other	Total	Costs	Depreciation	Other	Total

Materials and production	$—	$127.4	$1.4	$128.8	$—	$187.4	$12.2	$199.6
Research and development	—	—	—	—	—	—	—	—
Restructuring costs	36.7	—	12.6	49.3	37.8	—	11.8	49.6

	$36.7	$127.4	$14.0	$178.1	$37.8	$187.4	$24.0	$249.2

	Nine Months Ended September 30,
	2007				2006
	Separation	Accelerated			Separation	Accelerated
($ in millions)	Costs	Depreciation	Other	Total	Costs	Depreciation	Other	Total

Materials and production	$—	$363.7	$1.9	$365.6	$—	$549.0	$23.1	$572.1
Research and development	—	—	(0.1)	(0.1)	—	55.4	—	55.4
Restructuring costs	121.7	—	49.2	170.9	87.4	—	(0.9)	86.5

	$121.7	$363.7	$51.0	$536.4	$87.4	$604.4	$22.2	$714.0

Separation costs are associated with actual headcount reductions, as well as those headcount reductions that were probable and could be reasonably estimated. In the third quarter of 2007, approximately 275 positions were eliminated and in the third quarter of 2006 approximately 500 positions were eliminated. In the first nine months of 2007, approximately 1,130 positions were eliminated compared with approximately 2,800 positions in the first nine months of 2006.
Accelerated depreciation costs primarily relate to the manufacturing and preclinical facilities expected to be sold or closed by the end of 2008. Since the inception of the program through the end of the third quarter of 2007, four of the manufacturing facilities had been closed, sold or had ceased operations and the two preclinical sites were closed.
Other activity reflects $14.0 million and $24.0 million for the third quarter of 2007 and 2006, respectively, and $51.0 million and $61.7 million for the first nine months of 2007 and 2006, respectively, of costs that include termination charges associated with the Company’s pension and other postretirement benefit plans (see Note 9), shut-down and other related costs, as well as asset impairments. Additionally, other activity for the nine months ended September 30, 2006 includes pre-tax gains of $39.5 million resulting from the second quarter sales of facilities.
The following table summarizes the charges and spending relating to restructuring activities for the nine months ended September 30, 2007:

	Separation	Accelerated
($ in millions)	Costs	Depreciation	Other	Total

Restructuring reserves as of January 1, 2007	$177.7	$—	$—	$177.7
Expense	121.7	363.7	51.0	536.4
(Payments) receipts, net	(127.1)	—	(45.5)	(172.6)
Non-cash activity	—	(363.7)	(5.5)	(369.2)

Restructuring reserves as of September 30, 2007	$172.3	$—	$—	$172.3

3.	Acquisitions and Research Collaborations

In September 2007, Merck announced that it had successfully completed the acquisition of NovaCardia, Inc. (“NovaCardia”), a privately held clinical-stage pharmaceutical company focused on cardiovascular disease. This acquisition adds rolofylline (KW-3902) (MK-7418), NovaCardia’s investigational Phase III compound for acute heart failure, to Merck’s pipeline. Merck acquired all of the outstanding equity of NovaCardia for a total purchase price of $366.4 million (including $16.4 million of cash and investments on hand at closing), which was paid through the

Notes to Consolidated Financial Statements (unaudited) (continued)
issuance of 7.3 million shares of Merck common stock to the former NovaCardia shareholders based on Merck’s average closing stock price for the five days prior to closing of the acquisition. In connection with the acquisition, the Company recorded a charge of $325.1 million for acquired research associated with rolofylline, since, at the acquisition date, technological feasibility had not been established and no alternative future use existed. The charge, which is not deductible for tax purposes, was recorded in Research and development expense and was determined based upon the present value of expected future cash flows resulting from this technology adjusted for the probability of its technical and marketing success utilizing an income approach reflecting an appropriate risk-adjusted discount rate. The ongoing activity with respect to the future development of rolofylline is not expected to be material to the Company’s research and development expenses. The remaining purchase price was allocated to cash and investments of $16.4 million, a deferred tax asset relating to a net operating loss carryforward of $23.9 million and other net assets of $1.0 million. Because NovaCardia was a development stage company that had not commenced its planned principal operations, the transaction was accounted for as an acquisition of assets rather than as a business combination and, therefore, goodwill was not recorded. NovaCardia’s results of operations have been included in the Company’s consolidated financial results since the acquisition date.
In July 2007, Merck and ARIAD Pharmaceuticals, Inc. (“ARIAD”) announced that they had entered into a global collaboration to jointly develop and commercialize AP23573 (deforolimus) (MK-8669), ARIAD’s novel mTOR inhibitor, for use in cancer. Each party will fund 50 percent of the cost of global development of MK-8669, except that Merck will fund 100 percent of the cost of ex-U.S. development that is specific to the development or commercialization of MK-8669 outside the U.S. that is not currently part of the global development plan. The agreement provided for an initial payment of $75 million to ARIAD, which the Company recorded as Research and development expense, up to $452 million more in milestone payments to ARIAD based on the successful development of MK-8669 in multiple cancer indications (including $13.5 million paid in the third quarter for the initiation of the Phase III clinical trial in metastatic sarcomas and $114.5 million to be paid for the initiation of other Phase II and Phase III clinical trials), up to $200 million more based on achievement of significant sales thresholds, at least $200 million in estimated contributions by Merck to global development, up to $200 million in interest-bearing repayable development-cost advances from Merck to cover a portion of ARIAD’s share of global-development costs (after ARIAD has paid $150 million in global development costs), and potential commercial returns from profit sharing in the U.S. or royalties paid by Merck outside the U.S. In the U.S., ARIAD will distribute and sell MK-8669 for all cancer indications, and ARIAD and Merck will co-promote and will each receive 50 percent of the income from such sales. Outside the U.S., Merck will distribute, sell and promote MK-8669; Merck will pay ARIAD tiered double-digit royalties on end-market sales of MK-8669.
In June 2006, the Company acquired all of the outstanding equity of GlycoFi, Inc. (“GlycoFi”) for approximately $373 million in cash. In connection with the acquisition, the Company recorded a charge of $296.3 million for acquired research associated with GlycoFi’s technology platform to be used in the research and development process, for which, at the acquisition date, technological feasibility had not been established and no alternative future use existed. This charge was not deductible for tax purposes. The charge was recorded in Research and development expense and was determined based upon the present value of expected future cash flows of new product candidates resulting from this technology adjusted for the probability of its technical and marketing success utilizing an income approach reflecting the appropriate risk-adjusted discount rate. The Company also recorded a $99.4 million intangible asset ($57.6 million net of deferred taxes) related to GlycoFi’s developed technology that can be used immediately in the research and development process and has alternative future uses. This intangible asset is being amortized to Research and development expense on a straight-line basis over a five year useful life. The remaining net assets acquired in this transaction were not material. Because GlycoFi was a development stage company that had not commenced its planned principal operations, the transaction was accounted for as an acquisition of assets rather than as a business combination and, therefore, goodwill was not recorded. GlycoFi’s results of operations have been included in the Company’s consolidated financial results since the acquisition date.

Notes to Consolidated Financial Statements (unaudited) (continued)
4.	Inventories

Inventories consisted of:

	September 30,	December 31,
($ in millions)	2007	2006

Finished goods	$409.4	$403.8
Raw materials and work in process	1,672.1	1,688.9
Supplies	101.1	92.8

Total (approximates current cost)	2,182.6	2,185.5
Reduction to LIFO cost for domestic inventories	—	—

	$2,182.6	$2,185.5

Recognized as:
Inventories	$1,849.5	$1,769.4
Other assets	$333.1	$416.1

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

5.	Joint Ventures and Other Equity Method Affiliates

Equity income from affiliates reflects the performance of the Company’s joint ventures and other equity method affiliates and was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2007	2006	2007	2006

Merck/Schering-Plough	$480.9	$350.1	$1,293.1	$858.1
AstraZeneca LP	181.2	173.7	608.3	602.6
Other (1)	106.4	71.6	278.8	249.5

	$768.5	$595.4	$2,180.2	$1,710.2

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
The cholesterol agreements provide for the sharing of operating income generated by the Merck/Schering-Plough cholesterol partnership (“MSP Partnership’) based upon percentages that vary by product, sales level and country. In the U.S. market, the Partners share profits on Zetia and Vytorin sales equally, with the exception of the first $300 million of annual Zetia sales on which Schering-Plough receives a greater share of profits. Operating income includes expenses that the Partners have contractually agreed to share, such as a portion of manufacturing costs, specifically identified promotion costs (including direct-to-consumer advertising and direct and identifiable out-of-pocket promotion) and other agreed upon costs for specific services such as on-going clinical research, market support, market research, market expansion, as well as a specialty sales force and physician education programs. Expenses incurred in support of the MSP Partnership but not shared between the Partners, such as marketing and administrative expenses (including certain sales force costs), as well as certain manufacturing costs, are not included in Equity income from affiliates. However, these costs are reflected in the overall results of the Company. Certain

Notes to Consolidated Financial Statements (unaudited) (continued)
research and development expenses are generally shared equally by the Partners, after adjusting for earned milestones.
The respiratory therapeutic agreements provide for the joint development and marketing in the United States by the Partners of a once-daily, fixed-combination tablet containing the active ingredients montelukast sodium and loratadine. Montelukast sodium is sold by Merck as Singulair and loratadine is sold by Schering-Plough as Claritin, both of which are indicated for the relief of symptoms of allergic rhinitis. In August 2007, Schering-Plough/Merck Pharmaceuticals (“SPM”) announced that the New Drug Application filing for montelukast sodium/loratadine had been accepted by the U.S. Food and Drug Administration for standard review. SPM is seeking U.S. marketing approval of the medicine for treatment of allergic rhinitis symptoms in patients who want relief from nasal congestion.
Summarized financial information for the MSP Partnership is as follows:

	Three Months Ended						Nine Months Ended
	March 31,		June 30,		September 30,		September 30,
($ in millions)	2007	2006	2007	2006	2007	2006	2007	2006

Sales	$1,167.8	$793.2	$1,263.9	$973.4	$1,300.0	$1,028.5	$3,731.7	$2,795.1

Zetia	544.0	414.8	577.5	476.0	607.0	501.9	1,728.5	1,392.7
Vytorin	623.8	378.4	686.4	497.4	693.0	526.6	2,003.2	1,402.4

Materials and production costs	50.0	38.9	51.2	45.8	60.9	47.3	162.1	132.0
Other expense, net	322.6	296.5	323.4	294.0	302.9	283.5	948.9	874.0

Income before taxes	$795.2	$457.8	$889.3	$633.6	$936.2	$697.7	$2,620.7	$1,789.1

Merck’s share of income before taxes (1)	$362.5	$191.8	$453.3	$322.8	$481.9	$354.5	$1,297.7	$869.1

(1)	Merck’s share of the MSP Partnership’s income before taxes differs from the equity income recognized from the MSP Partnership primarily due to the timing of recognition of certain transactions between the Company and the MSP Partnership.
AstraZeneca LP
As previously disclosed, the 1999 AstraZeneca merger triggers a partial redemption of Merck’s limited partnership interest in AstraZeneca LP (“AZLP”) in 2008. Upon this redemption, Merck will receive from AZLP an amount based primarily on a multiple of Merck’s average annual variable returns derived from sales of the former Astra USA, Inc. products for the three years prior to the redemption (the “Limited Partner Share of Agreed Value”).
Also, as a result of the merger, in exchange for Merck’s relinquishment of rights to future Astra products with no existing or pending U.S. patents at the time of the merger, Astra paid $967.4 million (the “Advance Payment”), which is subject to a true-up calculation (the “True-Up Amount”) in 2008 that may require repayment of all or a portion of this amount. The True-Up Amount is directly dependent on the fair market value in 2008 of the Astra product rights retained by the Company. Accordingly, recognition of this contingent income has been deferred until the realizable amount, if any, is determinable, which is not anticipated prior to 2008. In the second quarter of 2007, the Company reclassified this amount to Accrued and other current liabilities from non-current liabilities as this true-up calculation will occur before the end of the second quarter of 2008.
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
The sum of the Limited Partner Share of Agreed Value, the Appraised Value and the True-Up Amount is guaranteed to be a minimum of $4.7 billion. Distribution of the Limited Partner Share of Agreed Value and payment of the True-Up Amount will occur in 2008. Such amounts are anticipated to represent a substantial portion of the $4.7 billion. AstraZeneca’s purchase of Merck’s interest in the Non-PPI Products is contingent upon the exercise of either Merck’s option in 2008 or AstraZeneca’s option in 2010 and, therefore, payment of the Appraised Value may or may not occur.

Notes to Consolidated Financial Statements (unaudited) (continued)
6.	Debt and Financial Instruments

In September 2007, the Company redeemed its $300 million variable-rate borrowing, which was due in 2009.

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

Vioxx Litigation

Product Liability Lawsuits

As previously disclosed, individual and putative class actions have been filed against the Company in state and federal courts alleging personal injury and/or economic loss with respect to the purchase or use of Vioxx. All such actions filed in federal court are coordinated in a multidistrict litigation in the U.S. District Court for the Eastern District of Louisiana (the “MDL”) before District Judge Eldon E. Fallon. A number of such actions filed in state court are coordinated in separate coordinated proceedings in state courts in New Jersey, California and Texas, and the counties of Philadelphia, Pennsylvania and Washoe and Clark Counties, Nevada. As of October 9, 2007, the Company had been served or was aware that it had been named as a defendant in approximately 26,600 lawsuits, filed on or before September 30, 2007, which include approximately 47,000 plaintiff groups, alleging personal injuries resulting from the use of Vioxx, and in approximately 264 putative class actions alleging personal injuries and/or economic loss. (All of the actions discussed in this paragraph are collectively referred to as the “Vioxx Product Liability Lawsuits”.) Of these lawsuits, approximately 8,800 lawsuits representing approximately 25,800 plaintiff groups are or are slated to be in the federal MDL and approximately 15,850 lawsuits representing approximately 15,850 plaintiff groups are included in a coordinated proceeding in New Jersey Superior Court before Judge Carol E. Higbee.

In addition to the Vioxx Product Liability Lawsuits discussed above, the claims of over 5,550 plaintiff groups had been dismissed as of September 30, 2007. Of these, there have been over 1,625 plaintiff groups whose claims were dismissed with prejudice (i.e., they cannot be brought again) either by plaintiffs themselves or by the courts. Over 3,925 additional plaintiff groups have had their claims dismissed without prejudice (i.e., they can be brought again).

Merck has entered into a tolling agreement (the “Tolling Agreement”) with the MDL Plaintiffs’ Steering Committee that establishes a procedure to halt the running of the statute of limitations (tolling) as to certain categories of claims allegedly arising from the use of Vioxx by non-New Jersey citizens. The Tolling Agreement applies to individuals who have not filed lawsuits and may or may not eventually file lawsuits and only to those claimants who seek to toll claims alleging injuries resulting from a thrombotic cardiovascular event that results in a myocardial infarction or ischemic

Notes to Consolidated Financial Statements (unaudited) (continued)
stroke. The Tolling Agreement provides counsel additional time to evaluate potential claims. The Tolling Agreement requires any tolled claims to be filed in federal court. As of September 30, 2007, approximately 14,100 claimants had entered into Tolling Agreements. The parties agreed that April 9, 2007 was the deadline for filing Tolling Agreements and no additional Tolling Agreements are being accepted.
The following sets forth the results of trials and certain significant rulings that occurred in or after the third quarter of 2007 with respect to the Vioxx Product Liability Lawsuits.
On July 3, 2007, Judge Fallon denied Merck’s motion for summary judgment on federal preemption grounds in two individual cases, Arnold v. Merck and Gomez v. Merck.
On October 5, 2007, the jury in Kozic v. Merck, a case tried in state court in Tampa, Florida found unanimously in favor of Merck on all counts, rejecting a claim that the Company was liable for plaintiff’s heart attack.
In August 2006, in Barnett v. Merck, a jury in New Orleans, Louisiana returned a plaintiff verdict in the second federal Vioxx case to go to trial. The jury awarded the plaintiff $50 million in compensatory damages and $1 million in punitive damages. On June 5, 2007, Judge Fallon denied Merck’s motion for judgment as a matter of law and denied in part Merck’s motion for a new trial on all issues. The Court allowed the plaintiff to choose whether to accept a reduced damages award of $1.6 million ($600,000 in compensatory damages and $1 million in punitive damages) or to have a re-trial. On June 20, 2007, the plaintiff accepted the Court’s reduced damage award of $1.6 million, and on June 28, 2007, Judge Fallon entered judgment in that amount. On August 20, 2007, Judge Fallon denied Merck’s motion for a new trial. The Company has appealed the judgment.
On January 18, 2007, Judge Victoria Chaney declared a mistrial in a consolidated trial of two cases, Appell v. Merck and Arrigale v. Merck, which had commenced on October 31, 2006 in California state court in Los Angeles, after the jury indicated that it could not reach a verdict. Judge Chaney has rescheduled the re-trial of the combined trial of Appell and Arrigale for January 8, 2008.
In April 2006, in a trial involving two plaintiffs, Thomas Cona and John McDarby, in Superior Court of New Jersey, Law Division, Atlantic County, the jury returned a split verdict. The jury determined that Vioxx did not substantially contribute to the heart attack of Mr. Cona, but did substantially contribute to the heart attack of Mr. McDarby. The jury also concluded that, in each case, Merck violated New Jersey’s consumer fraud statute, which allows plaintiffs to receive their expenses for purchasing the drug, trebled, as well as reasonable attorneys’ fees. The jury awarded $4.5 million in compensatory damages to Mr. McDarby and his wife, who also was a plaintiff in that case, as well as punitive damages of $9 million. On June 8, 2007, Judge Higbee denied Merck’s motion for a new trial. On June 15, 2007, Judge Higbee awarded approximately $4 million in the aggregate in attorneys’ fees and costs. The Company has appealed both cases and the Appellate Division has scheduled oral argument on both cases for December 19, 2007.
On March 27, 2007, a jury found for Merck on all counts in Schwaller v. Merck, which was tried in state court in Madison County, Illinois. The plaintiff moved for a new trial on May 25, 2007. The plaintiff filed a supplemental motion for a new trial on September 5, 2007.
On December 15, 2006, the jury in Albright v. Merck, a case tried in state court in Birmingham, Alabama, returned a verdict for Merck on all counts. Plaintiff appealed in July 2007 to the Alabama Supreme Court.
Juries have now decided in favor of Merck 12 times and in plaintiff’s favor five times. One Merck verdict was set aside by the court and has not been retried. Another Merck verdict was set aside and retried, leading to one of the five plaintiff verdicts. There have been two unresolved mistrials.
On September 28, 2006, the New Jersey Superior Court, Appellate Division, heard argument on plaintiffs’ appeal of Judge Higbee’s dismissal of the Sinclair case. This putative class action was originally filed in December 2004 and sought the creation of a medical monitoring fund. Judge Higbee had granted the Company’s motion to dismiss in May 2005. On January 16, 2007, the Appellate Division reversed the decision and remanded the case back to Judge Higbee for further factual inquiry. On April 4, 2007, the New Jersey Supreme Court granted the Company’s petition for review of the Appellate Division’s decision. The appeal was argued on October 22, 2007.
On April 19, 2007, Judge Randy Wilson, who presides over the Texas Vioxx coordinated proceeding, dismissed the failure to warn claim of plaintiff Ruby Ledbetter, whose case was scheduled to be tried on May 14. Judge Wilson relied on a Texas statute enacted in 2003 that provides that there can be no failure to warn regarding a prescription medicine if the medicine is distributed with FDA-approved labeling. There is an exception in the statute if required,

Notes to Consolidated Financial Statements (unaudited) (continued)
material, and relevant information was withheld from the FDA that would have led to a different decision regarding the approved labeling, but Judge Wilson found that the exception is preempted by federal law unless the FDA finds that such information was withheld. Judge Wilson is currently presiding over approximately 1,000 Vioxx suits in Texas in which a principal allegation is failure to warn. Judge Wilson certified the decision for an expedited appeal to the Texas Court of Civil Appeals. Plaintiffs have appealed the decision.
On July 31, 2007, the New Jersey Appellate Division unanimously upheld Judge Higbee’s dismissal of Vioxx Product Liability Lawsuits brought by residents of the United Kingdom. Plaintiffs have asked the New Jersey Supreme Court to review the decision. The Court has not yet decided whether it will exercise its discretion to do so.
Merck voluntarily withdrew Vioxx from the market on September 30, 2004. Most states have statutes of limitations for product liability claims of no more than three years, which require that claims must be filed within no more than three years after the plaintiffs learned or could have learned of their potential cause of action. As a result, some may view September 30, 2007 as a significant deadline for filing Vioxx cases. It is important to note, however, that the law regarding statutes of limitations can be complex and variable, depending on the facts and applicable law. Some states have longer statutes of limitations. There are also arguments that the statutes of limitations began running before September 30, 2004. Merck expects that there will be legal arguments concerning the proper application of these statutes, and the decisions will be up to the judges presiding in individual cases in state and federal proceedings. As previously disclosed, in the federal MDL, due to disputes of fact, Judge Fallon declined to grant the Company’s statute of limitations motion for summary judgment in three individual cases. To the extent that September 30, 2007 is a deadline, it would not apply to claimants with whom Merck has entered into agreements to toll the statute of limitations, as referred to above.
On October 15, 2007, Judge Higbee granted Merck’s motion for summary judgment in Oldfield v. Merck finding that the case, filed in December 2006, was barred because the two-year New Jersey statute of limitations had run out. In so doing, Judge Higbee rejected plaintiff’s argument that the statute of limitations only started to run in 2006 pursuant to New Jersey’s “Discovery Rule,” a rule which delays the running of the statute of limitations until the plaintiff is, or should be, aware of facts giving rise to a potential claim. Judge Higbee found that the wide publicity surrounding Vioxx at the time Merck voluntarily withdrew it in September 2004 should have put the plaintiff on notice of a potential claim.
Other Lawsuits
As previously disclosed, on July 29, 2005, a New Jersey state trial court certified a nationwide class of third-party payors (such as unions and health insurance plans) that paid in whole or in part for the Vioxx used by their plan members or insureds. The named plaintiff in that case sought recovery of certain Vioxx purchase costs (plus penalties) based on allegations that the purported class members paid more for Vioxx than they would have had they known of the product’s alleged risks. On March 31, 2006, the New Jersey Superior Court, Appellate Division, affirmed the class certification order. On September 6, 2007, the New Jersey Supreme Court reversed the certification of a nationwide class action of third-party payors, finding that the suit does not meet the requirements for a class action.
As previously reported, the Company has also been named as a defendant in separate lawsuits brought by the Attorneys General of Alaska, Louisiana, Mississippi, Montana, Texas and Utah. In addition, on September 17, 2007, the Attorney General of New York and the City of New York commenced a similar lawsuit against the Company. These actions allege that the Company misrepresented the safety of Vioxx and seek (i) recovery of the cost of Vioxx purchased or reimbursed by the state and its agencies; (ii) reimbursement of all sums paid by the state and its agencies for medical services for the treatment of persons injured by Vioxx; (iii) damages under various common law theories; and/or (iv) remedies under various state statutory theories, including state consumer fraud and/or fair business practices or Medicaid fraud statutes, including civil penalties.
Shareholder Lawsuits
As previously disclosed, in addition to the Vioxx Product Liability Lawsuits, the Company and various current and former officers and directors are defendants in various putative class actions and individual lawsuits under the federal securities laws and state securities laws (the “Vioxx Securities Lawsuits”). All of the Vioxx Securities Lawsuits pending in federal court have been transferred by the Judicial Panel on Multidistrict Litigation (the “JPML”) to the United States District Court for the District of New Jersey before District Judge Stanley R. Chesler for inclusion in a nationwide MDL (the “Shareholder MDL”). Judge Chesler has consolidated the Vioxx Securities Lawsuits for all purposes. The putative class action, which requested damages on behalf of purchasers of Company stock between May 21, 1999 and October 29, 2004, alleged that the defendants made false and misleading statements regarding Vioxx in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and sought unspecified compensatory damages and the costs of suit, including attorneys’ fees. The complaint also asserted claims under

Notes to Consolidated Financial Statements (unaudited) (continued)
Section 20A of the Securities and Exchange Act against certain defendants relating to their sales of Merck stock and under Sections 11, 12 and 15 of the Securities Act of 1933 against certain defendants based on statements in a registration statement and certain prospectuses filed in connection with the Merck Stock Investment Plan, a dividend reinvestment plan. On April 12, 2007, Judge Chesler granted defendants’ motion to dismiss the complaint with prejudice. Plaintiffs have appealed Judge Chesler’s decision to the United States Court of Appeals for the Third Circuit.
In October 2005, a Dutch pension fund filed a complaint in the District of New Jersey alleging violations of federal securities laws as well as violations of state law against the Company and certain officers. Pursuant to the Case Management Order governing the Shareholder MDL, the case, which is based on the same allegations as the Vioxx Securities Lawsuits, was consolidated with the Vioxx Securities Lawsuits. Defendants’ motion to dismiss the pension fund’s complaint was filed on August 3, 2007. In September 2007, the Dutch pension fund filed an amended complaint rather than responding to Defendants’ motion to dismiss. In September 2007, five new complaints were filed in the District of New Jersey on behalf of various foreign institutional investors also alleging violations of federal securities laws as well as violations of state law against the Company and certain officers. Defendants expect to move to dismiss the amended complaint filed by the Dutch pension fund as well as the new complaints.
As previously disclosed, on August 15, 2005, a complaint was filed in Oregon state court by the State of Oregon through the Oregon state treasurer on behalf of the Oregon Public Employee Retirement Fund against the Company and certain current and former officers and directors under Oregon securities law. A trial date has been set for October 2008.
As previously disclosed, various shareholder derivative actions filed in federal court were transferred to the Shareholder MDL and consolidated for all purposes by Judge Chesler (the “Vioxx Derivative Lawsuits”). On May 5, 2006, Judge Chesler granted defendants’ motion to dismiss and denied plaintiffs’ request for leave to amend their complaint. Plaintiffs appealed, arguing that Judge Chesler erred in denying plaintiffs’ leave to amend their complaint with materials acquired during discovery. On July 18, 2007, the United States Court of Appeals for the Third Circuit reversed the District Court’s decision on the grounds that Judge Chesler should have allowed plaintiffs to make use of the discovery material to try to establish demand futility, and remanded the case for the District Court’s consideration of whether, even with the additional materials, plaintiffs’ request to amend their complaint would still be futile. The District Court has set a briefing schedule and plaintiffs’ brief in support of their request for leave to amend their complaint is due in November 2007.
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
As previously disclosed, on October 29, 2004, two individual shareholders made a demand on the Board to take legal action against Mr. Raymond Gilmartin, former Chairman, President and Chief Executive Officer and other individuals for allegedly causing damage to the Company with respect to the allegedly improper marketing of Vioxx. In December 2004, the Special Committee of the Board of Directors retained the Honorable John S. Martin, Jr. of Debevoise & Plimpton LLP to conduct an independent investigation of, among other things, the allegations set forth in the demand. Judge Martin’s report was made public in September 2006. Based on the Special Committee’s recommendation made after careful consideration of the Martin report and the impact that derivative litigation would have on the Company, the Board rejected the demand. On October 11, 2007, the shareholders filed a lawsuit in state court in Atlantic County against numerous current and former executives and directors of the Company alleging that the Board’s rejection of their demand was unreasonable and improper. In addition, the lawsuit alleges that the defendants breached various duties to the Company in allowing Vioxx to be marketed.
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
Insurance
As previously disclosed, the Company had product liability insurance for claims brought in the Vioxx Product Liability Lawsuits with stated upper limits of approximately $630 million after deductibles and co-insurance. This insurance provides coverage for legal defense costs and potential damage amounts that have been or will be incurred in connection with the Vioxx Product Liability Lawsuits. The Company believes that this insurance coverage extends to additional Vioxx Product Liability Lawsuits that may be filed in the future. The Company has Directors and Officers insurance coverage applicable to the Vioxx Securities Lawsuits and Vioxx Derivative Lawsuits with stated upper limits of approximately $190 million. The Company has fiduciary and other insurance for the Vioxx ERISA Lawsuits with

Notes to Consolidated Financial Statements (unaudited) (continued)
stated upper limits of approximately $275 million. Additional insurance coverage for these claims may also be available under upper-level excess policies that provide coverage for a variety of risks. There are disputes with certain insurers about the availability of some or all of this insurance coverage and there are likely to be additional disputes. The Company’s insurance coverage with respect to the Vioxx Lawsuits will not be adequate to cover its defense costs and any losses. The amounts actually recovered under the policies discussed in this paragraph may be less than the amounts specified.
As previously disclosed, the Company’s upper level excess insurers (which provide excess insurance potentially applicable to all of the Vioxx Lawsuits) have commenced an arbitration seeking, among other things, to cancel those policies, to void all of their obligations under those policies and to raise other coverage issues with respect to the Vioxx Lawsuits. Merck intends to contest vigorously the insurers’ claims and will attempt to enforce its rights under applicable insurance policies. Pursuant to negotiated agreements, three of the Company’s insurers, which represent approximately 25% of the upper level excess product liability insurance, have committed to pay approximately $120 million in the aggregate with respect to such insurance. Most of the funds have been received. The amounts recovered from the insurers substantially offset previously established receivables and therefore have not impacted Net Income in periods received. Remaining receivables for product liability insurance recovery, including amounts subject to the arbitration, are immaterial.
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
Reserves
The Company currently anticipates that a number of Vioxx Product Liability Lawsuits will be tried throughout 2008. Other than the Oregon case, which is set for trial in October 2008, at this time, the Company cannot predict the timing of any trials in the Vioxx Shareholder Lawsuits. The Company believes that it has meritorious defenses to the Vioxx Lawsuits and will vigorously defend against them. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek indeterminate damages, the Company is unable to predict the outcome of these matters, and at this time cannot reasonably estimate the possible loss or range of loss with respect to the Vioxx Lawsuits. The Company has not established any reserves for any potential liability relating to the Vioxx Lawsuits or the Vioxx Investigations, including for those cases in which verdicts or judgments have been entered against the Company, and are now in post-verdict proceedings or on appeal. In each of those cases the Company believes it has strong points to raise on appeal and therefore that unfavorable outcomes in such cases are not probable. Unfavorable outcomes in the Vioxx Litigation (as defined below) could have a material adverse effect on the Company’s financial position, liquidity and results of operations.
Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. As of December 31, 2006, the Company had a reserve of $858 million solely for its future legal defense costs related to the Vioxx Litigation. During the first nine months of 2007, the Company spent approximately $418 million in the aggregate in legal defense costs worldwide, including $160 million in the third quarter, related to (i) the Vioxx Product Liability Lawsuits, (ii) the Vioxx Shareholder Lawsuits, (iii) the Vioxx Foreign Lawsuits, and (iv) the Vioxx Investigations (collectively, the “Vioxx Litigation”). During the first nine months of 2007, the Company

Notes to Consolidated Financial Statements (unaudited) (continued)
recorded charges of $280 million, including $70 million in the third quarter, to increase the reserve solely for its future legal defense costs related to the Vioxx Litigation to $720 million at September 30, 2007.
Some of the significant factors considered in the establishment and ongoing review of the reserve for the Vioxx legal defense costs were as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of the Vioxx Litigation; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the Vioxx Product Liability Lawsuits. Events such as scheduled trials, that are expected to occur throughout 2008, and the inherent inability to predict the ultimate outcomes of such trials, limit the Company’s ability to reasonably estimate its legal costs beyond the end of 2008. While the Company does not anticipate that it will need to increase the reserve every quarter, the Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase its reserves for legal defense costs at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.
Other Product Liability Litigation
As previously disclosed, the Company is a defendant in product liability lawsuits in the United States involving Fosamax (the “Fosamax Litigation”). As of September 30, 2007, approximately 340 cases, which include approximately 850 plaintiff groups, had been filed against Merck in either federal or state court, including 5 cases which seek class action certification, as well as damages and medical monitoring. In these actions, plaintiffs allege, among other things, that they have suffered osteonecrosis of the jaw, generally subsequent to invasive dental procedures such as tooth extraction or dental implants, and/or delayed healing, in association with the use of Fosamax. On August 16, 2006, the JPML ordered that the Fosamax product liability cases pending in federal courts nationwide should be transferred and consolidated into one multidistrict litigation (the “Fosamax MDL”) for coordinated pre-trial proceedings. The Fosamax MDL has been transferred to Judge John Keenan in the United States District Court for the Southern District of New York. As a result of the JPML order, about 300 of the cases are before Judge Keenan. Judge Keenan has issued a Case Management Order setting forth a schedule governing the proceedings which focuses primarily upon resolving the class action certification motions in 2007. The Company intends to defend against these lawsuits.
As of December 31, 2006, the Company established a reserve of approximately $48 million solely for its future legal defense costs for the Fosamax Litigation through 2008. Spending in the first nine months of 2007 was not significant. Some of the significant factors considered in the establishment of the reserve for the Fosamax Litigation legal defense costs were as follows: the actual costs incurred by the Company thus far; the development of the Company’s legal defense strategy and structure in light of the creation of the Fosamax MDL; the number of cases being brought against the Company; and the anticipated timing, progression, and related costs of pre-trial activities in the Fosamax Litigation. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase its reserves for legal defense costs at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so. Due to the uncertain nature of litigation, the Company is unable to estimate its costs beyond the end of 2008. The Company has not established any reserves for any potential liability relating to the Fosamax Litigation. Unfavorable outcomes in the Fosamax Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
Company’s business practices in inquiries other than the investigations discussed in this section. It is not feasible to predict the outcome of any such inquiries.
As previously disclosed, the Company had received a letter from the DOJ advising it of the existence of a qui tam complaint alleging that the Company violated certain rules related to its calculations of best price and other federal pricing benchmark calculations, certain of which may affect the Company’s Medicaid rebate obligation. The DOJ has informed the Company that it does not intend to intervene in this action and has closed its investigation. The DOJ recently informed the Company that the qui tam action also has been voluntarily dismissed.
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
The following table provides amounts of share-based compensation cost recorded in the Consolidated Statement of Income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2007	2006	2007	2006

Pre-tax share-based compensation expense	$72.7	$63.7	$250.9	$246.0
Income tax benefits	(22.8)	(20.0)	(79.1)	(76.3)

Total share-based compensation expense, net of tax	$49.9	$43.7	$171.8	$169.7

During the first nine months of 2007 and 2006, the Company granted 33.7 million options and 30.7 million options, respectively, related to its annual grant and other grants. The weighted average fair value of options granted for the first nine months of 2007 and 2006 was $9.30 and $7.01 per option, respectively, and was determined using the following assumptions:

	Nine Months Ended
	September 30,
	2007	2006

Expected dividend yield	3.4%	4.3%
Risk-free interest rate	4.4%	4.6%
Expected volatility	24.5%	26.4%
Expected life (years)	5.7	5.6

At September 30, 2007, there was $440.9 million of total pre-tax unrecognized compensation expense related to nonvested stock options, RSU and PSU awards which will be recognized over a weighted average period of 2.2 years. For segment reporting, share-based compensation costs are unallocated expenses.

Notes to Consolidated Financial Statements (unaudited) (continued)
9. Pension and Other Postretirement Benefit Plans
The Company has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. The net cost of such plans consisted of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2007	2006	2007	2006

Service cost	$90.3	$89.2	$275.3	$269.5
Interest cost	99.9	85.5	284.5	255.6
Expected return on plan assets	(123.1)	(110.3)	(366.7)	(327.6)
Net amortization	44.0	42.0	112.5	126.9
Termination benefits	2.5	2.1	18.5	18.3
Curtailments	—	—	—	0.2
Settlements	—	15.0	—	15.0

	$113.6	$123.5	$324.1	$357.9

The Company provides medical, dental and life insurance benefits, principally to its eligible U.S. retirees and similar benefits to their dependents, through its other postretirement benefit plans. The net cost of such plans consisted of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2007	2006	2007	2006

Service cost	$25.8	$24.6	$68.1	$66.5
Interest cost	28.8	26.9	80.7	77.1
Expected return on plan assets	(37.4)	(30.6)	(98.0)	(87.0)
Net amortization	(7.5)	0.6	(12.5)	2.4
Termination benefits	0.2	0.4	3.7	2.6
Curtailments	—	—	(3.9)	—

	$9.9	$21.9	$38.1	$61.6

In connection with restructuring actions (see Note 2), the Company recorded termination charges for the three and nine months ended September 30, 2007 and 2006 on its pension and other postretirement benefit plans related to expanded eligibility for certain employees exiting the Company. Also, in connection with these restructuring actions, the Company recorded curtailment gains on its other postretirement benefit plans for the nine months ended September 30, 2007, and curtailment losses on its pension plans for the nine months ended September 30, 2006. Additionally, the Company recorded settlement losses on certain of its domestic pension plans for the three and nine months ended September 30, 2006, primarily resulting from employees electing to receive their pension benefits as lump sum payments.
The Company expects contributions to the pension plans and other postretirement benefit plans will total approximately $160 million and $65 million, respectively, during 2007.

Notes to Consolidated Financial Statements (unaudited) (continued)
10. Other (Income) Expense, Net
Other (income) expense, net, consisted of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2007	2006	2007	2006

Interest income	$(186.9)	$(195.0)	$(540.9)	$(564.6)
Interest expense	91.5	87.7	297.2	277.8
Exchange gains	(8.3)	(11.5)	(39.8)	(4.5)
Minority interests	30.6	30.7	92.0	90.7
Other, net	(107.8)	(46.6)	(329.7)	(104.8)

	$(180.9)	$(134.7)	$(521.2)	$(305.4)

The increase in Other, net for the nine months ended September 30, 2007, primarily reflects the favorable impact of gains on sales of assets and product divestitures, as well as a net gain on the settlements of certain patent disputes. Interest paid for the nine months ended September 30, 2007 and 2006 was $318.4 million and $317.8 million, respectively.
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
As of January 1, 2007, after the implementation of FIN 48, the Company’s liability for unrecognized tax benefits was $5.01 billion, excluding liabilities for interest and penalties. If the Company were to recognize these benefits, the effective tax rate would reflect a favorable net impact of $3.95 billion. In addition, at January 1, 2007, liabilities for accrued interest and penalties relating to the unrecognized tax benefits totaled $2.40 billion. As of September 30, 2007, the Company’s Consolidated Balance Sheet reflects a liability for unrecognized tax benefits of $3.61 billion. If the Company were to recognize these benefits, the effective tax rate would reflect a favorable net impact of $2.52 billion. Accrued interest and penalties included in the Consolidated Balance Sheet were $1.76 billion as of September 30, 2007. The declines from January 1, 2007 were primarily due to the settlement with the Internal Revenue Service (“IRS”) discussed below.
The Company recognizes interest and penalties associated with uncertain tax positions as a component of Taxes on Income in the Consolidated Statement of Income.
As previously disclosed, the IRS has examined the Company’s tax returns for the years 1993 to 2001 and issued notices of deficiency with respect to a partnership transaction entered into in 1993, and two minority interest equity financings entered into in 1995 and 2000, respectively. On February 13, 2007, the Company entered into closing agreements with the IRS covering several specific items, including the 1993 partnership transaction and the minority interest financings. The closing agreements effectively closed the examination of the Company’s tax returns for the period 1993 through 2001 resulting in a settlement of all open tax matters for these years. Under the terms of the settlement, the Company made an aggregate payment of $2.79 billion in February 2007. This payment is offset by (i) a tax refund of $165 million received in the third quarter for amounts previously paid for these matters and (ii) a federal tax benefit of approximately $360 million related to interest included in the payment, resulting in a net cash cost to the Company of approximately $2.3 billion in 2007. The impact for years subsequent to 2001 of the partnership transaction and the minority interest equity financings was included in the settlement although those years remain open in all other respects. The settlement with the IRS did not have a material impact on the Company’s results of operations in 2007 as these amounts had been previously provided for.

Notes to Consolidated Financial Statements (unaudited) (continued)
The Company must report the results of the IRS adjustments for the years 1993 through 2001 to various state tax authorities. It is estimated that this will result in additional tax and interest payments of $80 million and $120 million, respectively, over the remainder of 2007, and an equivalent reduction in the balances of unrecognized tax benefits and accrued interest reflected in the Consolidated Balance Sheet at September 30, 2007.
It is anticipated that the amount of unrecognized tax benefits will change in the next 12 months for items in addition to the state reporting of the IRS settlement; however these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.
As previously disclosed, Merck’s Canadian tax returns for the years 1998 through 2004 are being examined by the Canada Revenue Agency (“CRA”). In October 2006, the CRA issued the Company a notice of reassessment containing adjustments related to certain intercompany pricing matters, which result in additional Canadian and provincial tax due of approximately $1.5 billion (U.S. dollars) plus interest of approximately $674 million (U.S. dollars). The Company disagrees with the positions taken by the CRA and believes they are without merit. The Company intends to contest the assessment through the CRA appeals process and the courts if necessary. In connection with the appeals process, during 2007, the Company pledged collateral to two financial institutions, one of which provided a guarantee to the CRA and the other to the Quebec Ministry of Revenue representing a portion of the tax and interest assessed. The collateral is included in Other Assets in the Consolidated Balance Sheet and totaled approximately $1.2 billion at September 30, 2007. The Company has previously established reserves for these matters. While the resolution of these matters may result in liabilities higher or lower than the reserves, management believes that resolution of these matters will not have a material effect on the Company’s financial position or liquidity. However, an unfavorable resolution could have a material effect on the Company’s results of operations or cash flows in the quarter in which an adjustment is recorded or tax is due.
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
In addition, in July 2007, the CRA proposed additional adjustments for 1999 relating to another intercompany pricing matter. The adjustments would increase Canadian tax due by approximately $21 million (U.S. dollars) plus $19 million (U.S. dollars) of interest. It is possible that the CRA will propose similar adjustments for later years. The Company disagrees with the positions taken by CRA and believes they are without merit. The Company intends to pursue all appropriate remedies to resolve this matter.
The IRS will begin its examination of the Company’s 2002 to 2004 federal income tax returns shortly. In addition, various state and foreign tax examinations are in progress. Tax years that remain subject to examination by major tax jurisdictions include Germany from 1999, Italy and Japan from 2000 and the United Kingdom from 2002.

Notes to Consolidated Financial Statements (unaudited) (continued)
12. Earnings Per Share
The weighted average common shares used in the computations of basic earnings per common share and earnings per common share assuming dilution (shares in millions) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Average common shares outstanding	2,170.5	2,175.2	2,168.2	2,180.1
Common shares issuable(1)	22.3	10.5	19.2	8.4

Average common shares outstanding assuming dilution	2,192.8	2,185.7	2,187.4	2,188.5

(1) Issuable primarily under share-based compensation plans.
For the three and nine months ended September 30, 2007, 124.5 million and 177.1 million, respectively, and for the three and nine months ended September 30, 2006, 194.7 million and 222.8 million, respectively, of common shares issuable under the Company’s share-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.
13. Comprehensive Income
Comprehensive income was $1,584.5 million and $5,017.0 million for the three and nine months ended September 30, 2007, respectively, and was $971.4 million and $3,957.7 million for the three and nine months ended September 30, 2006, respectively.
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
Other segments include other non-reportable human and animal health segments.

Notes to Consolidated Financial Statements (Unaudited) (continued)
Revenues and profits for these segments are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2007	2006	2007	2006

Segment revenues:
Pharmaceutical segment (1)	$4,877.9	$4,764.3	$14,895.9	$15,173.8
Vaccines segment (1)	1,123.3	516.3	2,856.2	1,065.8
Other segment revenues	44.9	46.6	125.6	123.6

	$6,046.1	$5,327.2	$17,877.7	$16,363.2

Segment profits:(2)
Pharmaceutical segment	$3,453.0	$3,222.3	$10,468.3	$10,479.9
Vaccines segment	823.3	293.3	1,924.8	558.5
Other segment profits	112.9	88.3	395.5	328.6

	$4,389.2	$3,603.9	$12,788.6	$11,367.0

(1)	In accordance with segment reporting requirements, Vaccines segment revenues exclude $121.0 million and $39.1 million for the third quarter of 2007 and 2006, respectively, and $333.4 million and $110.3 million for the first nine months of 2007 and 2006, respectively, of vaccines sales by certain non-U.S. subsidiaries managed by and included in the Pharmaceutical segment.

(2)	Includes the majority of Equity income from affiliates.
A reconciliation of total segment revenues to consolidated sales is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2007	2006	2007	2006

Segment revenues	$6,046.1	$5,327.2	$17,877.7	$16,363.2
Other revenues	28.0	83.2	77.1	228.7

	$6,074.1	$5,410.4	$17,954.8	$16,591.9

Other revenues are primarily comprised of miscellaneous corporate revenues, sales related to divested products or businesses and other supply sales not included in segment results.

Notes to Consolidated Financial Statements (Unaudited) (continued)
Sales (1) of the Company’s products were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2007	2006	2007	2006

Pharmaceutical:
Singulair	$1,018.1	$868.0	$3,111.9	$2,619.1
Cozaar/Hyzaar	813.6	813.3	2,458.8	2,298.1
Fosamax	725.2	770.5	2,253.0	2,345.0
Zocor	217.8	371.0	654.2	2,424.1
Cosopt/Trusopt	196.8	190.9	575.0	517.8
Primaxin	185.6	181.8	568.4	523.6
Januvia	184.6	0.6	415.3	0.6
Cancidas	135.2	127.1	403.2	397.1
Vasotec/Vaseretic	119.5	134.5	368.5	410.8
Maxalt	125.0	105.1	341.5	295.2
Proscar	89.6	127.3	328.0	498.5
Propecia	99.2	88.9	292.8	249.0
Arcoxia	76.1	66.3	245.2	191.8
Crixivan/Stocrin	72.3	83.1	229.9	238.8
Janumet	18.6	—	42.9	—
Other pharmaceutical (2)	679.6	796.8	2,274.0	2,054.0

	4,756.8	4,725.2	14,562.6	15,063.5

Vaccines: (3)
Gardasil	418.4	70.0	1,141.3	79.6
RotaTeq	171.3	61.8	375.4	94.8
Zostavax	61.2	10.2	150.7	11.4
ProQuad/M-M-R II/Varivax	428.5	247.5	1,018.1	588.6
Hepatitis vaccines	68.4	68.5	219.5	181.1
Other vaccines	96.5	97.4	284.6	220.6

	1,244.3	555.4	3,189.6	1,176.1

Other (4)	73.0	129.8	202.6	352.3

	$6,074.1	$5,410.4	$17,954.8	$16,591.9

(1)	Presented net of discounts and returns.

(2)	Other pharmaceutical primarily includes sales of other human pharmaceutical products and revenue from the Company’s relationship with AstraZeneca LP primarily relating to sales of Nexium and Prilosec. Revenue from AstraZeneca LP was $416.3 million and $442.5 million for the third quarter of 2007 and 2006, respectively, and was $1,438.2 million and $1,240.5 million for the first nine months of 2007 and 2006, respectively.

(3)	These amounts do not reflect sales of vaccines sold in most major European markets through the Company’s joint venture, Sanofi Pasteur MSD, the results of which are reflected in Equity income from affiliates. These amounts do reflect supply sales to Sanofi Pasteur MSD.

(4)	Other primarily includes other pharmaceutical and animal health joint venture supply sales and other miscellaneous revenues.

Notes to Consolidated Financial Statements (Unaudited) (continued)
A reconciliation of segment profits to Income Before Taxes is as follows:

	Three Months Ended		Nine Months ended
	September 30,		September 30,
($ in millions)	2007	2006	2007	2006

Segment profits	$4,389.2	$3,603.9	$12,788.6	$11,367.0
Other profits	10.3	56.9	40.3	163.0
Adjustments	86.6	110.4	258.7	375.6
Unallocated:
Interest income	186.9	195.0	540.9	564.6
Interest expense	(91.5)	(87.7)	(297.2)	(277.8)
Equity income from affiliates	47.9	37.7	180.6	175.6
Depreciation and amortization	(458.0)	(521.5)	(1,388.5)	(1,599.9)
Research and development	(1,440.5)	(945.4)	(3,501.0)	(3,059.9)
Other expenses, net	(666.3)	(1,218.5)	(2,071.2)	(2,398.7)

	$2,064.6	$1,230.8	$6,551.2	$5,309.5

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
Sales
Worldwide sales were $6.1 billion for the third quarter of 2007, an increase of 12% compared with the third quarter of 2006, which was attributable to a 9% volume increase, a 2% favorable effect from foreign exchange and a 1% favorable effect from price changes. Worldwide sales were $18.0 billion for the first nine months of 2007, an increase of 8% compared with the first nine months of 2006, largely resulting from a 6% volume increase and a 2% favorable effect from foreign exchange for the period. Sales performance over 2006 in each period reflects strong growth of the Company’s vaccines, including Gardasil, a vaccine to help protect against cervical cancer and genital warts caused by certain types of human papillomavirus (“HPV”), Varivax, a vaccine to help prevent chickenpox, RotaTeq, a vaccine to help protect against rotavirus gastroenteritis in infants and children, and Zostavax, a vaccine to help prevent shingles (herpes zoster). Also contributing to sales growth in both periods was strong performance of Singulair, a once-a-day oral medicine indicated for the chronic treatment of asthma and the relief of symptoms of allergic rhinitis, and sales of Januvia for the treatment of type 2 diabetes. Sales growth in the year-to-date period also benefited from higher revenues from the Company’s relationship with AstraZeneca LP (“AZLP”) primarily driven by Nexium, as well as increased sales of Cozaar/Hyzaar* for high blood pressure. Sales growth for the quarter and year-to-date periods was partially offset by lower sales of Zocor, the Company’s statin for modifying cholesterol, and Proscar, a urology product for the treatment of symptomatic benign prostate enlargement. Merck’s U.S. market exclusivity for Zocor and Proscar both expired in June 2006.

* Cozaar and Hyzaar are registered trademarks of E.I. duPont de Nemours & Company, Wilmington, Delaware.

Sales of the Company’s products were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2007	2006	2007	2006

Pharmaceutical:
Singulair	$1,018.1	$868.0	$3,111.9	$2,619.1
Cozaar/Hyzaar	813.6	813.3	2,458.8	2,298.1
Fosamax	725.2	770.5	2,253.0	2,345.0
Zocor	217.8	371.0	654.2	2,424.1
Cosopt/Trusopt	196.8	190.9	575.0	517.8
Primaxin	185.6	181.8	568.4	523.6
Januvia	184.6	0.6	415.3	0.6
Cancidas	135.2	127.1	403.2	397.1
Vasotec/Vaseretic	119.5	134.5	368.5	410.8
Maxalt	125.0	105.1	341.5	295.2
Proscar	89.6	127.3	328.0	498.5
Propecia	99.2	88.9	292.8	249.0
Arcoxia	76.1	66.3	245.2	191.8
Crixivan/Stocrin	72.3	83.1	229.9	238.8
Janumet	18.6	—	42.9	—
Other pharmaceutical (1)	679.6	796.8	2,274.0	2,054.0

	4,756.8	4,725.2	14,562.6	15,063.5

Vaccines: (2)
Gardasil	418.4	70.0	1,141.3	79.6
RotaTeq	171.3	61.8	375.4	94.8
Zostavax	61.2	10.2	150.7	11.4
ProQuad/M-M-R II/Varivax	428.5	247.5	1,018.1	588.6
Hepatitis	68.4	68.5	219.5	181.1
Other vaccines	96.5	97.4	284.6	220.6

	1,244.3	555.4	3,189.6	1,176.1

Other (3)	73.0	129.8	202.6	352.3

	$6,074.1	$5,410.4	$17,954.8	$16,591.9

(1)	Other pharmaceutical primarily includes sales of other human pharmaceutical products and revenue from the Company’s relationship with AZLP primarily relating to sales of Nexium and Prilosec. Revenue from AZLP was $416.3 million and $442.5 million for the third quarter of 2007 and 2006, respectively, and was $1,438.2 million and $1,240.5 million for the first nine months of 2007 and 2006, respectively.

(2)	These amounts do not reflect sales of vaccines sold in most major European markets through the Company’s joint venture, Sanofi Pasteur MSD, the results of which are reflected in Equity income from affiliates. These amounts do reflect supply sales to Sanofi Pasteur MSD.

(3)	Other primarily includes other pharmaceutical and animal health joint venture supply sales and other miscellaneous revenues.
Sales by product are presented net of discounts and returns. The provision for discounts includes indirect customer discounts that occur when a contracted customer purchases directly through an intermediary wholesale purchaser, known as chargebacks, as well as indirectly in the form of rebates owed based upon definitive contractual agreements or legal requirements with private sector and public sector (Medicaid) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. These discounts, in the aggregate, reduced revenues by $492.4 million and $656.8 million for the three months ended September 30, 2007 and 2006, respectively, and by $1,536.1 million and $2,909.2 million for the nine months ended September 30, 2007 and 2006, respectively. The reduction in discounts for both periods compared with the corresponding prior year periods resulted primarily from the significant decline in Zocor sales due to the loss of U.S. market exclusivity in June 2006. Inventory levels at key wholesalers for each of the Company’s major pharmaceutical products are generally less than one month.

Segment Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2007	2006	2007	2006

Pharmaceutical segment (1)	$4,877.9	$4,764.3	$14,895.9	$15,173.8
Vaccines segment (1)	1,123.3	516.3	2,856.2	1,065.8
Other segment (2)	44.9	46.6	125.6	123.6
Other (3)	28.0	83.2	77.1	228.7

Total revenues	$6,074.1	$5,410.4	$17,954.8	$16,591.9

(1)	In accordance with segment reporting requirements, Vaccines segment revenues exclude $121.0 million and $39.1 million for the third quarter of 2007 and 2006, respectively, and $333.4 million and $110.3 million for the first nine months of 2007 and 2006, respectively, of vaccines sales by certain non-U.S. subsidiaries managed by and included in the Pharmaceutical segment.

(2)	Includes other non-reportable human and animal health segments.

(3)	Other revenues are primarily comprised of miscellaneous corporate revenues, sales related to divested products or businesses and other supply sales not included in segment results.
Pharmaceutical Segment Revenues
Sales of the Pharmaceutical segment increased 2% to $4.88 billion in the third quarter of 2007 reflecting growth of Januvia and Singulair, partially offset by a decline in Zocor. Sales for the first nine months of 2007 decreased 2% to $14.90 billion primarily reflecting declines in Zocor and Proscar post-U.S. patent expiration, partially offset by increases in Singulair, Januvia, Cozaar/Hyzaar, and Nexium supply sales.
Worldwide sales were strong for Singulair, reaching $1.02 billion for the third quarter of 2007, representing growth of 17% over the third quarter of 2006. Sales for the first nine months of 2007 were $3.11 billion, a 19% increase over the comparable prior year period. Singulair continues to be the number one prescribed product in the U.S. respiratory market.
Global sales of Merck’s antihypertensive medicines, Cozaar and Hyzaar were $813.6 million for the third quarter of 2007, comparable with the third quarter of 2006. Sales for the first nine months of 2007 were $2.46 billion, an increase of 7% compared with the first nine months of 2006. Cozaar and Hyzaar are among the leading members of the angiotensin receptor blocker class of medicines.
Global sales for Fosamax and Fosamax Plus D (marketed as Fosavance throughout the European Union (“EU”) and as Fosamac in Japan) were $725.2 million for the third quarter of 2007, representing a decline of 6% compared with the third quarter of 2006. Sales for the first nine months of 2007 were $2.25 billion, a decline of 4% compared with the first nine months of 2006. Fosamax and Fosamax Plus D together remain the most prescribed medicine worldwide for the treatment of osteoporosis. U.S. sales of Fosamax and Fosamax Plus D declined 5% for the third quarter of 2007. U.S. sales for the first nine months of 2007 were comparable to sales for the same period of 2006. Sales outside the United States were affected by the availability of generic alendronate sodium products in several key markets. Fosamax and Fosamax Plus D will lose market exclusivity in the United States in February 2008 and April 2008, respectively, and the Company expects significant declines in U.S. Fosamax and Fosamax Plus D sales after each product’s respective loss of market exclusivity.
Worldwide sales of Zocor, Merck’s statin for modifying cholesterol, were $217.8 million in the third quarter of 2007, representing a decline of 41% over the third quarter of 2006. Sales for the first nine months of 2007 were $654.2 million, a decline of 73% over the first nine months of 2006. Sales of Zocor in both periods were significantly negatively affected by the continuing impact of the loss of U.S. market exclusivity in June 2006.
Sales of Januvia, a medicine for use in the treatment of type 2 diabetes, were $184.6 million in the third quarter of 2007 and $415.3 million for the first nine months of 2007. Januvia was approved by the U. S. Food and Drug Administration (“FDA”) in October 2006. As of the third quarter 2007, the medicine was approved in 58 countries and territories, is launched in 33 of those and is under review in another 19. In the United States, managed care formularies have made Januvia widely available and, as a result, Merck has achieved reimbursement coverage for Januvia for more than 200 million lives on the second or third tier.
In October 2007, Merck announced that the FDA approved expanded labeling for Januvia. The new regimens with Januvia described in the updated labeling include, as an adjunct to diet and exercise, initial therapy in combination with metformin; add-on therapy to a sulfonylurea (glimepiride) when the single agent alone does not provide adequate glycemic control; and add-on therapy to the combination of a sulfonylurea (glimepiride) and metformin when dual therapy does not provide adequate glycemic control.

On March 30, 2007, the FDA approved Janumet, Merck’s oral antihyperglycemic agent that combines sitagliptin (Merck’s DPP-4 inhibitor, Januvia) with metformin in a single tablet to address all three key defects of type 2 diabetes. Janumet has been approved, as an adjunct to diet and exercise, to improve blood sugar (glucose) control in adult patients with type 2 diabetes who are not adequately controlled on metformin or sitagliptin alone, or in patients already being treated with the combination of sitagliptin and metformin. The medicine is now launched in the United States and Mexico. The Company is seeking the necessary approvals to make the medicine available for use in many other countries around the world. Sales for Janumet were $18.6 million for the third quarter of 2007 and $42.9 million for the first nine months of 2007.
Some of the other products experiencing growth in the third quarter and first nine months of 2007 include Cosopt to treat glaucoma, Arcoxia for the treatment of arthritis and pain, Maxalt to treat migraine pain, Primaxin, an antibiotic, and Propecia for male pattern hair loss.
In October 2007, Merck announced that the FDA granted Isentress (raltegravir, previously known as MK-0518) tablets accelerated approval for use in combination with other antiretroviral agents for the treatment of HIV-1 infection in treatment-experienced adult patients who have evidence of viral replication and HIV-1 strains resistant to multiple antiretroviral agents. Isentress is the first medicine to be approved in a new class of antiretroviral drugs called integrase inhibitors.  Isentress works by inhibiting the insertion of HIV DNA into human DNA by the integrase enzyme.  Inhibiting integrase from performing this essential function limits the ability of the virus to replicate and infect new cells.  The FDA’s decision was based on a 24-week analysis of clinical trials in which Isentress, in combination with optimized background therapy in treatment-experienced patients, provided significant reductions in HIV RNA viral load and increases in CD4 cell counts. The Company is moving forward with regulatory filings in countries outside of the United States.
On April 26, 2007, the FDA issued a non-approvable letter in response to the Company’s New Drug Application (“NDA”) for Arcoxia (etoricoxib) for the symptomatic treatment of osteoarthritis.  Arcoxia had been under review by the FDA as an investigational selective COX-2 inhibitor since the NDA was submitted in December 2003 for a 60 mg once-daily dose along with review of a separate related NDA for a 30 mg once-daily dose submitted in April 2004. In the non-approvable letter, the FDA indicated that Merck would need to provide additional data in support of the benefit-to-risk profile for the proposed doses of Arcoxia in order to gain approval. Merck continues to evaluate the options available with regard to a potential path forward in the U.S. Arcoxia is currently available in 65 countries in Europe, Latin America, the Asia-Pacific region and Middle East/Northern Africa. Merck will continue to market Arcoxia outside the United States, where it has been approved for a broad range of indications, including osteoarthritis.
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
Vaccines Segment Revenues
Sales of the Vaccines segment increased to $1.12 billion in the third quarter of 2007 compared with $516.3 million in the third quarter of 2006. Sales of the Vaccines segment for the first nine months of 2007 were $2.86 billion compared with $1.07 billion for the same prior year period. The increase in both periods is attributable to new product launches during the latter part of 2006, as well as the continued success of in-line vaccines, primarily Varivax.
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
Total vaccine sales as recorded by Merck (including the $1.12 billion reflected in the Vaccines segment and the $121.0 million reflected in the Pharmaceutical segment) were $1.24 billion for the third quarter of 2007 compared with $555.4 million in the third quarter of 2006. Total vaccine sales for the first nine months of 2007 as recorded by Merck (including the $2.86 billion reflected in the Vaccines segment and the $333.4 million reflected in the Pharmaceutical segment) were $3.19 billion compared with $1.18 billion for the first nine months of 2006. Growth in vaccines was led by Gardasil, as well as the strong performance of Varivax, RotaTeq and Zostavax.

Total sales as recorded by Merck for Gardasil were $418.4 million for the third quarter of 2007 compared with $70.0 million for the third quarter of 2006 and were $1.14 billion for the first nine months of 2007, which includes initial purchases by many states through the U.S. Centers for Disease Control and Prevention (“CDC”) Vaccines for Children program, compared with $79.6 million for the same period of 2006. Gardasil was approved by the FDA in June 2006 and is the only approved vaccine in the United States for the prevention of cervical cancer and vulvar and vaginal pre-cancers caused by HPV types 16 and 18 and to prevent low-grade and pre-cancerous lesions and genital warts caused by HPV types 6, 11, 16 and 18. As of the third quarter 2007, Gardasil has been approved in 86 countries, many under fast-track or expedited review, with launches under way in 72 of those countries. The vaccine remains under review in approximately 50 other countries and territories.
In May 2007, the FDA accepted for standard review a supplemental Biologics License Application (“sBLA”) for Gardasil which includes data on protection against vaginal and vulvar cancer caused by HPV types 16 and 18 and data on immune memory.  In July 2007, the FDA accepted for standard review an sBLA for the prevention of cervical disease caused by non-vaccine types (cross protection). The review goal dates for both the vaginal and vulvar cancer sBLA and the cross protection sBLA are in the first quarter of 2008.
RotaTeq, Merck’s vaccine to help protect against rotavirus gastroenteritis in infants and children, achieved total sales recorded by Merck of $171.3 million for the third quarter of 2007 compared with $61.8 million for the third quarter of 2006. Sales recorded by Merck were $375.4 million for the first nine months of 2007 compared with $94.8 million for the same prior year period. RotaTeq was approved by the FDA in February 2006. As of the third quarter 2007, RotaTeq has been approved in 69 countries and it has launched in 34 of those countries.
In July 2007, the Company announced that both Gardasil and RotaTeq have been adopted by all 55 U.S.-based immunization projects of the CDC Vaccines for Children program. The Vaccines for Children program provides vaccines to children who are Medicaid-eligible, uninsured, underinsured (when seen at a Federally Qualified Health Center or Rural Health Clinic), or Native American.
As previously disclosed, the Company has been working to resolve an issue related to the bulk manufacturing process for the Company’s varicella zoster virus (“VZV”)-containing vaccines. Manufacturing of bulk varicella has resumed, however product will not be available until the changes have been fully validated and approved by the applicable regulatory agencies. This situation does not affect the quality of any of Merck’s VZV-containing vaccines currently on the market, any lots of vaccine in inventory that are ready for release to the market or any vaccines which will be filled and finished from existing VZV bulk. ProQuad, the Company’s combination vaccine that protects against measles, mumps, rubella and chickenpox, one of the VZV-containing vaccines, is currently not available for ordering. However, the Company expects to be able to meet market demand through the use of the component vaccines, Varivax and M-M-R II, and is transitioning orders as appropriate. Total sales as recorded by Merck for ProQuad were $69.0 million for the third quarter of 2007 and were $259.9 million for the first nine months of 2007. Merck’s sales of Varivax, the Company’s vaccine for the prevention of chickenpox (varicella), were $284.3 million for the third quarter of 2007 and $585.1 million for the first nine months of 2007 as the Advisory Committee on Immunization Practices’ second-dose recommendation continued to be implemented.
Sales of Zostavax, the Company’s vaccine to help prevent shingles (herpes zoster), recorded by Merck were $61.2 million for the third quarter of 2007 compared with $10.2 million for the third quarter of 2006. Sales of Zostavax were $150.7 million for the first nine months of 2007 compared with $11.4 million for the first nine months of 2006. As of the third quarter, the vaccine is reimbursed by plans covering approximately 93% of lives with private managed care insurance and more than 90% of all Medicare plans. Zostavax, which was approved by the FDA in May 2006, is the first and only medical option for the prevention of shingles.
Costs, Expenses and Other

In 2005, the Company initiated a series of steps to reduce its cost structure. In November 2005, the Company announced the initial phase of its global restructuring program designed to reduce the Company’s cost structure, increase efficiency, and enhance competitiveness. As part of this program, Merck announced plans to sell or close five manufacturing sites and two preclinical sites by the end of 2008, and eliminate approximately 7,000 positions company-wide. Since the inception of the program through the end of the third quarter of 2007, four of the manufacturing facilities had been closed, sold or had ceased operations, and the two preclinical sites were closed. The Company has also sold or closed certain other facilities and related assets in connection with the restructuring program. There have been approximately 6,000 positions eliminated throughout the Company since inception of the program (approximately 1,130 of which were eliminated during the first nine months of 2007), which are comprised of actual headcount reductions, and the elimination of contractors and vacant positions. However, the Company continues to hire new employees as the Company’s business requires it. Through the end of 2008, when the initial phase of the global restructuring program is expected to be substantially complete, the cumulative pre-tax costs are expected to range from $1.9 billion to $2.2 billion. Approximately 70% of the cumulative pre-tax costs are estimated as non-cash, relating primarily to accelerated depreciation for those facilities scheduled for closure. The Company expects to record charges of approximately $700 million during 2007. The

Company recorded pre-tax restructuring costs of $178.1 million ($117.2 million after tax) and $249.2 million ($165.9 million after tax) for the three months ended September 30, 2007 and 2006, respectively. The Company recorded pre-tax restructuring costs of $536.4 million ($350.9 million after tax) and $714.0 million ($463.3 million after tax) for the nine months ended September 30, 2007 and 2006, respectively. These costs were comprised primarily of accelerated depreciation and separation costs recorded in Materials and production, Research and development and Restructuring costs (see Note 2 to the consolidated financial statements). Merck continues to expect that this phase of its global restructuring program, combined with cost savings the Company expects to achieve in its marketing and administrative and research and development expenses, will yield cumulative pre-tax savings of $4.5 billion to $5.0 billion from 2006 through 2010.
Materials and production costs were $1.52 billion for the third quarter of 2007, a decline of 2% compared with the third quarter of 2006. Included in the third quarter of 2007 and 2006 were costs associated with restructuring activities, primarily accelerated depreciation and asset impairment costs of $128.8 million and $199.6 million, respectively. For the first nine months of 2007, materials and production costs were $4.60 billion, an increase of 6% compared with the same period of last year. Included in materials and production costs for the first nine months of 2007 and 2006 were costs associated with restructuring activities of $365.6 million and $572.1 million, respectively.
The gross margin was 75.0% in the third quarter of 2007 compared with 71.5% in the third quarter of 2006, which reflect 2.1 and 3.7 percentage point unfavorable impacts, respectively, relating to costs associated with restructuring activities. The gross margin was 74.4% in the first nine months of 2007 compared with 73.9% in the first nine months of 2006, which reflect 2.0 and 3.4 percentage point unfavorable impacts, respectively, relating to costs associated with restructuring activities. The gross margin in the third quarter of 2007 as compared with the third quarter of 2006 was favorably impacted by changes in product mix. For the first nine months of 2007, changes in product mix had an unfavorable impact on gross margin compared with the same prior year period, including the decline in branded Zocor sales in 2007 compared with 2006 as a result of the loss of U.S. market exclusivity in June 2006.
Marketing and administrative expenses were $1.95 billion for the third quarter of 2007 compared with $2.37 billion in the third quarter of 2006. For the first nine months of 2007, marketing and administrative expenses were $5.84 billion compared with $5.82 billion for the same period of 2006. The amounts for 2007 include $70 million in the third quarter and $280 million for the first nine months of additional reserves solely for future Vioxx legal defense costs (see Note 7 to the consolidated financial statements). The amounts for 2006 include $598 million of such costs. Excluding these costs, marketing and administrative expenses rose 6% for both the third quarter of 2007 and first nine months of 2007. The increase in both periods largely reflects the necessary support for new and anticipated product launches.
Research and development expenses totaled $1.44 billion and $3.50 billion for the third quarter and first nine months of 2007, respectively, compared with $945.4 million and $3.06 billion for the same periods of 2006, respectively. The third quarter and first nine months of 2007 reflect $325.1 million of acquired research expense related to the NovaCardia, Inc. (“NovaCardia”) acquisition. The first nine months of 2006 includes $296.3 million of acquired research expense related to the GlycoFi, Inc. (“GlycoFi”) acquisition. (See Note 3 to the consolidated financial statements.) In addition, research and development expenses for the first nine months of 2006 reflect $55.4 million of costs related to the global restructuring program. The increase in research and development costs in both periods reflects a $75 million initial milestone payment associated with the licensing of deforolimus (MK-8669), a Phase III compound the Company is developing with ARIAD Pharmaceuticals, Inc. and an increase in basic research and development spending in support of the continued advancement of the research pipeline.
In May 2007, Merck confirmed that it had received an approvable letter from the FDA for the Company’s NDA for Emend For Injection (fosaprepitant dimeglumine), also known as MK-0517, an investigational intravenous therapy for chemotherapy-induced nausea and vomiting (“CINV”). The FDA informed Merck in the letter that before approval of the NDA can be issued, additional manufacturing validation and stability data are required as well as certain additional data.  Merck submitted data in response to the approvable letter in the third quarter.  FDA review of the application is targeted to be approximately six months from submission of the response, per current FDA policy. The application for Emend For Injection and receipt of the approvable letter does not relate in any way to the manufacturing and availability of the oral formulation of Emend, which utilizes a completely different manufacturing process and remains available for patient use.
In August 2007, Merck announced that the NDA for Cordaptive (the proposed trademark for MK-0524A, extended-release niacin/laropiprant), has been accepted for standard review by the FDA.  Cordaptive is an investigational compound containing Merck’s own extended-release niacin and laropiprant, a novel flushing pathway inhibitor designed to reduce flushing often associated with niacin treatment.  Niacin is widely recognized as an effective lipid-modifying therapy; however, treatment has been limited as a result of the flushing side effect. Data included in the application support the proposed use of Cordaptive, either alone or with a statin, as adjunctive therapy to diet for the treatment of elevated low-

density lipoprotein cholesterol (“LDL-C” or “bad” cholesterol), low high-density lipoprotein cholesterol (“HDL-C” or “good” cholesterol) and elevated triglycerides levels.  All are conditions associated with increased risk of heart disease.   Merck anticipates FDA action in the second quarter of 2008.  The Company is also moving forward as planned with filings in countries outside the United States.
In September 2007, the Company announced Phase III clinical study results in which Cordaptive reduced LDL-C levels, increased HDL-C levels and reduced triglyceride levels compared to placebo. Patients treated with Cordaptive also reported significantly less flushing compared to those patients treated with extended-release niacin alone. Cordaptive was administered as 1- and 2- gram doses alone or added to ongoing statin therapy in patients with dyslipidemia. Across weeks 12 to 24 of the study, 2 grams (two 1-gram tablets) of Cordaptive produced significant percent changes from baseline in LDL-C levels (-18%), HDL-C levels (20%) and triglyceride levels (-26%) relative to placebo. In addition, patients treated with Cordaptive reported significantly less flushing both at the initiation of therapy and during maintenance therapy, compared to patients on extended-release niacin alone.
Also in September 2007, twelve month results from a Phase IIB study with odanacatib (formerly MK-0822), an investigational selective inhibitor of cathepsin K, demonstrated dose-dependent increases in bone mineral density (“BMD”) at key fracture sites, and reduced bone turnover compared to placebo in postmenopausal women with low BMD when given at doses of 10, 25 or 50 mg. These findings were presented at the 29th Annual Meeting of the American Society for Bone and Mineral Research. BMD reflects the amount of mineralized bone tissue in a certain volume of bone, and correlates with the strength of bones and with their resistance to fracture. A BMD test is used to measure bone density and to help determine fracture risk. Odanacatib, an investigational compound which is being developed for the treatment of osteoporosis, is a highly selective inhibitor of the cathepsin K enzyme. The cathepsin K enzyme is believed to play a role in both osteoclastic bone resorption and in degrading the protein component of bone. The inhibition of the cathepsin K enzyme by the investigational compound odanacatib is a mechanism of action different from that of currently approved treatments such as bisphosphonates. The Phase III clinical trial with odanacatib has been initiated.
Additionally, in September 2007, Merck announced that vaccination in a Phase II clinical trial of the Company’s investigational HIV vaccine (V520) was discontinued because the vaccine was not effective.  The trial, called STEP, was co-sponsored by Merck, the National Institutes of Health’s National Institute of Allergies and Infectious Diseases (“NIAID”) and the HIV Vaccine Trials Network. The independent Data Safety Monitoring Board (“DSMB”) for STEP recommended discontinuation because the STEP trial would not meet its efficacy endpoints. In October, the NIAID announced that a separate DSMB for a second clinical trial being conducted in South Africa of the same vaccine candidate recommended that vaccination and enrollment in the South Africa trial be permanently discontinued. The South Africa DSMB also recommended that volunteers in that trial be told whether they received the vaccine or placebo, be strongly encouraged to return to study sites for protocol-related tests, and be counseled about the possibility that those who received the vaccine might have an increased susceptibility to HIV infections. Detailed analyses of the available data are being conducted, including analyses to better understand if there may be an increased susceptibility to HIV infection among those volunteers who received the vaccine. The vaccine itself does not cause HIV infection. The first detailed review of the STEP data will occur on November 7, 2007.
In October 2007, the Company presented results from a Phase IIb study demonstrating that anacetrapib (formerly known as MK-0859), its investigational selective cholesteryl ester transfer protein (“CETP”) inhibitor, significantly reduced LDL-C and Apolipoprotein B and increased HDL-C and Apolipoprotein A-1 both as monotherapy and in combination with atorvastatin compared to placebo in patients with dyslipidemia.  Anacetrapib produced these positive effects on lipids with no observed blood pressure changes. CETP inhibitors work by inhibiting CETP, a plasma protein that facilitates the transport of cholesteryl esters and triglycerides between the lipoproteins, resulting in higher HDL-C levels and reduced LDL-cholesterol levels.
Merck continues to remain focused on augmenting its internal efforts by capitalizing on growth opportunities ranging from targeted acquisitions to research collaborations, licensing pre-clinical and clinical compounds and technology transactions to drive both near- and long-term growth.
In September 2007, Merck announced that it had successfully completed the acquisition of NovaCardia, Inc. (“NovaCardia”), a privately held clinical-stage pharmaceutical company focused on cardiovascular disease. This acquisition adds rolofylline (KW-3902) (MK-7418), NovaCardia’s investigational Phase III compound for acute heart failure, to Merck’s pipeline. Merck acquired all of the outstanding equity of NovaCardia for a total purchase price of $366.4 million (including $16.4 million of cash and investments on hand at closing), which was paid through the issuance of 7.3 million shares of Merck common stock to the former NovaCardia shareholders based on Merck’s average closing stock price for the five days prior to closing of the acquisition.  In connection with the acquisition, the Company recorded a charge of $325.1 million for acquired research associated with rolofylline, since, at the acquisition date, technological feasibility had not been established and no alternative future use existed. The charge, which is not deductible for tax purposes, was recorded in Research and development expense and was determined based upon the present value of expected future cash flows resulting from this technology adjusted for the probability of its technical and marketing success utilizing an income approach reflecting an appropriate risk-adjusted discount rate. The ongoing activity with respect to the future development of rolofylline is not expected to be material to the Company’s research and development expenses. The remaining purchase price was allocated to cash and investments of $16.4 million, a deferred tax asset related to a net operating loss carryforward of $23.9 million and other net assets of $1.0 million. Because NovaCardia was a development stage company that had not commenced its planned principal operations, the transaction was accounted for as an acquisition of assets rather than as a business combination and, therefore, goodwill was not recorded. NovaCardia’s results of operations have been included in the Company’s consolidated financial results since the acquisition date.
Also in July 2007, Merck and ARIAD Pharmaceuticals, Inc. (“ARIAD”) announced that they had entered into a global collaboration to jointly develop and commercialize AP23573 (deforolimus) (MK-8669), ARIAD’s novel mTOR inhibitor, for use in cancer.  Each party will fund 50 percent of the cost of global development of MK-8669, except that Merck will fund 100 percent of the cost of ex-U.S. development that is specific to the development or commercialization of MK-8669 outside the U.S. that is not currently part of the global development plan. The agreement provided for an initial payment of $75 million to ARIAD, which the Company recorded as Research and development expense, up to $452 million more in milestone payments to ARIAD based on the successful development of MK-8669 in multiple cancer indications (including $13.5 million paid in the third quarter for the initiation of the Phase III clinical trial in metastatic sarcomas and $114.5 million to be paid for the initiation of other Phase II and Phase III clinical trials), up to $200 million more based on achievement of significant sales thresholds, at least $200 million in estimated contributions by Merck to global development, up to $200 million in interest-bearing repayable development-cost advances from Merck to cover a portion of ARIAD’s share of global-development costs (after ARIAD has paid $150 million in global development costs), and potential commercial returns from profit sharing in the U.S. or royalties paid by Merck outside the U.S. In the U.S., ARIAD will distribute and sell MK-8669 for all cancer indications, and ARIAD and Merck will co-promote and will each receive 50 percent of the income from such sales.  Outside the U.S., Merck will distribute, sell and promote MK-8669; Merck will pay ARIAD tiered double-digit royalties on end-market sales of MK-8669.
Restructuring costs, primarily representing separation and other related costs associated with the Company’s global restructuring program, were $49.3 million and $170.9 million for the three and nine months ended September 30, 2007, respectively, and were $49.6 million and $86.5 million for the three and nine months ended September 30, 2006, respectively. Restructuring costs for the first nine months of 2006 included gains on sales of facilities in connection with the program. (See Note 2 to the consolidated financial statements.)
Equity income from affiliates, which reflects the performance of the Company’s joint ventures and other equity method affiliates, was $768.5 million and $595.4 million for the third quarter of 2007 and 2006, respectively, and was $2.18 billion and $1.71 billion for the first nine months of 2007 and 2006, respectively. The increases in 2007 compared with the corresponding prior year periods, primarily reflect the successful performance of Vytorin and Zetia through the Merck/Schering-Plough partnership. (See Note 5 to the consolidated financial statements and “Selected Joint Venture and Affiliate Information” below.)
The increase in Other (income) expense, net for the third quarter of 2007 compared with the third quarter of 2006 largely reflects a net gain of approximately $100 million resulting from the settlements of certain patent disputes. The increase for the first nine months of 2007 compared with the same period of 2006 also reflects the favorable impact of gains on sales of assets and product divestitures.
Segment Profits

	Three Months Ended		Nine Months Ended
	September 30 ,		September 30 ,
($ in millions)	2007	2006	2007	2006

Pharmaceutical segment	$3,453.0	$3,222.3	$10,468.3	$10,479.9
Vaccines segment	823.3	293.3	1,924.8	558.5
Other segment	112.9	88.3	395.5	328.6
Other	(2,324.6)	(2,373.1)	(6,237.4)	(6,057.5)

Income before income taxes	$2,064.6	$1,230.8	$6,551.2	$5,309.5

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
Pharmaceutical segment profits increased 7% in the third quarter of 2007, while profits for the first nine months of 2007 were comparable with the same period of 2006. The increase in the third quarter of 2007 was driven by higher sales, primarily for Januvia and Singulair, as well as higher equity income, primarily driven by the strong performance of the Merck/Schering-Plough partnership. While these increases were also reflected in the results for the first nine months of 2007, they were offset by the loss of U.S. market exclusivity for Zocor and Proscar.
Vaccines segment profits were $823.3 million in the third quarter of 2007 compared with $293.3 million in the third quarter of 2006 and were $1.92 billion in the first nine months of 2007 compared with $558.5 million for same period of 2006. The increase in both periods was driven by the launches of three new vaccines in the latter part of 2006, as well as the successful performance of in-line vaccines. Vaccines segment profits also reflect the results from SPMSD included in Equity income from affiliates.
The effective tax rate was 26.1% for the third quarter of 2007 compared with 23.6% for the third quarter of 2006. The increase primarily reflects the impact of acquired research expense in 2007 which was not deductible for tax purposes. The effective tax rate was 25.1% in the first nine months of 2007 compared with 25.4% for the first nine months of 2006. The effective tax rates in all periods reflect the impact of costs associated with the global restructuring program.
Net income was $1.53 billion for the third quarter of 2007 compared with $940.6 million for the third quarter of 2006 and was $4.91 billion for the first nine months of 2007 compared with $3.96 billion for the first nine months of 2006. Earnings per common share assuming dilution (“EPS”) for the third quarter of 2007 were $0.70 compared with $0.43 in the third quarter of 2006 and were $2.24 in the first nine months of 2007 compared with $1.81 for the same period in 2006. These results reflect strong performance across a range of the Company’s products and solid performance from the Merck/Schering-Plough partnership. The increase in net income and EPS in the third quarter of 2007 also reflects lower charges for future Vioxx legal defense costs and a net gain from the settlements of certain patent disputes, partially offset by an acquired research charge related to the NovaCardia acquisition. For the first nine months of 2007, gains from the sales of certain asset and product divestitures and higher prior year restructuring charges also contributed to the increase in EPS.
Selected Joint Venture and Affiliate Information
The Merck/Schering-Plough partnership reported combined global sales of Zetia and Vytorin of $1.3 billion for the third quarter of 2007, representing growth of 26% over the third quarter of 2006. Sales for the first nine months of 2007 were $3.73 billion, an increase of 34% over the same period of 2006. Global sales of Zetia, the cholesterol-absorption inhibitor also marketed as Ezetrol outside the United States, reached $607.0 million in the third quarter of 2007, an increase of 21% compared with the third quarter of 2006 and rose to $1.73 billion for the first nine months of 2007, an increase of 24% compared with the first nine months of 2006. Global sales of Vytorin, marketed outside the United States as Inegy, reached $693.0 million in the third quarter of 2007, an increase of 32% compared with the third quarter of 2006. Sales of Vytorin for the first nine months of 2007 were $2.0 billion, an increase of 43% over the comparable period of 2006.
In August 2007, Schering-Plough/Merck Pharmaceuticals (“SPM”) announced that the NDA filing for montelukast sodium/ loratadine has been accepted by the FDA for standard review. SPM is seeking U.S. marketing approval of the medicine for treatment of allergic rhinitis symptoms in patients who want relief from nasal congestion. The medicine is a single tablet that contains the active ingredients montelukast sodium and loratadine. Montelukast sodium is sold by Merck as Singulair and loratadine is sold by Schering-Plough as Claritin, both of which are indicated for the relief of symptoms of allergic rhinitis.
Total vaccine sales reported by SPMSD were $439.3 million and $229.7 million for the third quarter of 2007 and 2006, respectively, and were $898.9 million and $579.5 million for the first nine months of 2007 and 2006, respectively. SPMSD sales included sales of Gardasil of $137.0 million for the third quarter and $245.0 million for the first nine months of 2007.

The Company records the results from its interest in the Merck/Schering-Plough partnership and SPMSD in Equity income from affiliates.
Liquidity and Capital Resources

	September 30,	December 31,
($ in millions)	2007	2006

Cash and investments	$14,892.6	$16,501.2
Working capital	$3,657.7	$2,507.5
Total debt to total liabilities and equity	12.8%	15.3%

The decline in cash and investments at September 30, 2007 reflects the payment made under the terms of a settlement with the Internal Revenue Service (“IRS”) for certain tax matters (see below) and the January 3, 2007 payment made in connection with the December 2006 acquisition of Sirna Therapeutics, Inc. (“Sirna”). Working capital as of September 30, 2007 includes the impact of the reclassification of certain amounts to current liabilities associated with AZLP (see Notes 5 and 6 to the consolidated financial statements for further information, as well as for certain anticipated 2008 AZLP-related cash flows).
During the first nine months of 2007, cash provided by operations was $4.7 billion compared with cash provided by operations of $5.0 billion for the same period of 2006. Cash provided by operations reflects the nature and timing of tax payments, which totaled $3.0 billion for the first nine months of 2007 including the payment referenced above for certain tax matters, compared with $2.0 billion for the same period of 2006, which included payments related to the American Jobs Creation Act repatriation. On an ongoing basis, cash provided by operations will continue to be the Company’s primary source of funds to finance operating needs and capital expenditures. Cash used in investing activities of $2.0 billion in the first nine months of 2007 reflects the $1.1 billion payment made in connection with the Sirna acquisition.
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
As of January 1, 2007, after the implementation of FIN 48, the Company’s liability for unrecognized tax benefits was $5.01 billion, excluding liabilities for interest and penalties. If the Company were to recognize these benefits, the effective tax rate would reflect a favorable net impact of $3.95 billion. In addition, at January 1, 2007, liabilities for accrued interest and penalties relating to the unrecognized tax benefits totaled $2.40 billion. As of September 30, 2007, the Company’s Consolidated Balance Sheet reflects a liability for unrecognized tax benefits of $3.61 billion. If the Company were to recognize these benefits, the effective tax rate would reflect a favorable net impact of $2.52 billion. Accrued interest and penalties included in the Consolidated Balance Sheet were $1.76 billion as of September 30, 2007. The declines from January 1, 2007 were primarily due to the settlement with the IRS discussed below.
As previously disclosed, the IRS has examined the Company’s tax returns for the years 1993 to 2001 and issued notices of deficiency with respect to a partnership transaction entered into in 1993, and two minority interest equity financings entered into in 1995 and 2000, respectively. On February 13, 2007, the Company entered into closing agreements with the IRS covering several specific items, including the 1993 partnership transaction and the minority interest financings. The closing agreements effectively closed the examination of the Company’s tax returns for the period 1993 through 2001 resulting in a settlement of all open tax matters for these years. Under the terms of the settlement, the Company made an aggregate payment of $2.79 billion in February 2007. This payment is offset by (i) a tax refund of $165 million received in the third quarter for amounts previously paid for these matters and (ii) a federal tax benefit of approximately $360 million related to interest included in the payment, resulting in a net cash cost to the Company of approximately $2.3 billion in 2007. The impact for years subsequent to 2001 of the partnership transaction and the minority interest equity financings was included in the settlement although those years remain open in all other respects. The settlement with the IRS did not have a material impact on the Company’s results of operations in 2007 as these amounts had been previously provided for.
The Company must report the results of the IRS adjustments for the years 1993 through 2001 to various state tax authorities. It is estimated that this will result in additional tax and interest payments of $80 million and $120 million, respectively, over the remainder of 2007, and an equivalent reduction in the balances of unrecognized tax benefits and accrued interest reflected in the Consolidated Balance Sheet at September 30, 2007. Due to the high degree of uncertainty regarding the timing of future cash outflows of liabilities for unrecognized tax benefits beyond one year, a reasonable estimate of the period of cash settlement for these future years can not be made.

As previously disclosed, Merck’s Canadian tax returns for the years 1998 through 2004 are being examined by the Canada Revenue Agency (“CRA”). In October 2006, the CRA issued the Company a notice of reassessment containing adjustments related to certain intercompany pricing matters, which result in additional Canadian and provincial tax due of approximately $1.5 billion (U.S. dollars) plus interest of approximately $674 million (U.S. dollars). The Company disagrees with the positions taken by the CRA and believes they are without merit. The Company intends to contest the assessment through the CRA appeals process and the courts if necessary. In connection with the appeals process, during 2007, the Company pledged collateral two financial institutions, one of which provided a guarantee to the CRA and the other to the Quebec Ministry of Revenue representing a portion of the tax and interest assessed. The collateral is included in Other Assets in the Consolidated Balance Sheet and totaled approximately $1.2 billion at September 30, 2007. The Company has previously established reserves for these matters. While the resolution of these matters may result in liabilities higher or lower than the reserves, management believes that resolution of these matters will not have a material effect on the Company’s financial position or liquidity. However, an unfavorable resolution could have a material effect on the Company’s results of operations or cash flows in the quarter in which an adjustment is recorded or tax is due.
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
In addition, in July 2007, the CRA proposed additional adjustments for 1999 relating to another intercompany pricing matter. The adjustments would increase Canadian tax due by another approximately $21 million (U.S. dollars) plus $19 million (U.S. dollars) of interest. It is possible that the CRA will propose similar adjustments for later years. The Company disagrees with the positions taken by CRA and believes they are without merit. The Company intends to pursue all appropriate remedies to resolve this matter.
Capital expenditures totaled $726.3 million and $684.7 million for the first nine months of 2007 and 2006, respectively. Capital expenditures for full year 2007 are estimated to be $1.2 billion.
Dividends paid to stockholders were $2.5 billion for both the first nine months of 2007 and 2006.  In May and July 2007, the Board of Directors declared a quarterly dividend of $0.38 per share on the Company’s common stock for the third and fourth quarters of 2007, respectively.
The Company purchased $574.6 million of its common stock (12.0 million shares) for its Treasury during the first nine months of 2007. The Company has approximately $6.0 billion remaining under the July 2002 treasury stock purchase authorization.
In April 2007, the Company extended the maturity date of its $1.5 billion, 5-year revolving credit facility from 2011 to 2012. The facility provides backup liquidity for the Company’s commercial paper borrowing facility and is to be used for general corporate purposes. The Company has not drawn funding from this facility.
In September 2007, the Company redeemed its $300 million variable-rate borrowing, which was due in 2009.
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
Legal Proceedings
The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including product liability, intellectual property, and commercial litigation, as well as additional matters such as antitrust actions. The following discussion is limited to recent developments concerning legal proceedings and should be read in conjunction with the consolidated financial statements contained in (i) this report, (ii) the Company’s Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007 and (iii) the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Vioxx Litigation
Product Liability Lawsuits
As previously disclosed, individual and putative class actions have been filed against the Company in state and federal courts alleging personal injury and/or economic loss with respect to the purchase or use of Vioxx. All such actions filed in federal court are coordinated in a multidistrict litigation in the U.S. District Court for the Eastern District of Louisiana (the “MDL”) before District Judge Eldon E. Fallon. A number of such actions filed in state court are coordinated in separate coordinated proceedings in state courts in New Jersey, California and Texas, and the counties of Philadelphia, Pennsylvania and Washoe and Clark Counties, Nevada. As of October 9, 2007, the Company had been served or was aware that it had been named as a defendant in approximately 26,600 lawsuits, filed on or before September 30, 2007, which include approximately 47,000 plaintiff groups, alleging personal injuries resulting from the use of Vioxx, and in approximately 264 putative class actions alleging personal injuries and/or economic loss. (All of the actions discussed in this paragraph are collectively referred to as the “Vioxx Product Liability Lawsuits”.) Of these lawsuits, approximately 8,800 lawsuits representing approximately 25,800 plaintiff groups are or are slated to be in the federal MDL and approximately 15,850 lawsuits representing approximately 15,850 plaintiff groups are included in a coordinated proceeding in New Jersey Superior Court before Judge Carol E. Higbee.
In addition to the Vioxx Product Liability Lawsuits discussed above, the claims of over 5,550 plaintiff groups had been dismissed as of September 30, 2007. Of these, there have been over 1,625 plaintiff groups whose claims were dismissed with prejudice (i.e., they cannot be brought again) either by plaintiffs themselves or by the courts. Over 3,925 additional plaintiff groups have had their claims dismissed without prejudice (i.e., they can be brought again).
Several Vioxx Product Liability Lawsuits are currently scheduled for trial in 2008. The Company has provided a list of such trials at its website at www.merck.com which it will periodically update as appropriate. The Company has included its website address only as an inactive textual reference and does not intend it to be an active link to its website nor does it incorporate by reference the information contained therein.
Merck has entered into a tolling agreement (the “Tolling Agreement”) with the MDL Plaintiffs’ Steering Committee that establishes a procedure to halt the running of the statute of limitations (tolling) as to certain categories of claims allegedly arising from the use of Vioxx by non-New Jersey citizens. The Tolling Agreement applies to individuals who have not filed lawsuits and may or may not eventually file lawsuits and only to those claimants who seek to toll claims alleging injuries resulting from a thrombotic cardiovascular event that results in a myocardial infarction or ischemic stroke. The Tolling Agreement provides counsel additional time to evaluate potential claims. The Tolling Agreement requires any tolled claims to be filed in federal court. As of September 30, 2007, approximately 14,100 claimants had entered into Tolling Agreements. The parties agreed that April 9, 2007 was the deadline for filing Tolling Agreements and no additional Tolling Agreements are being accepted.

The following sets forth the results of trials and certain significant rulings that occurred in or after the third quarter of 2007 with respect to the Vioxx Product Liability Lawsuits.
On July 3, 2007, Judge Fallon denied Merck’s motion for summary judgment on federal preemption grounds in two individual cases, Arnold v. Merck and Gomez v. Merck.
On October 5, 2007, the jury in Kozic v. Merck, a case tried in state court in Tampa, Florida found unanimously in favor of Merck on all counts, rejecting a claim that the Company was liable for plaintiff’s heart attack.
In August 2006, in Barnett v. Merck, a jury in New Orleans, Louisiana returned a plaintiff verdict in the second federal Vioxx case to go to trial. The jury awarded the plaintiff $50 million in compensatory damages and $1 million in punitive damages. On June 5, 2007, Judge Fallon denied Merck’s motion for judgment as a matter of law and denied in part Merck’s motion for a new trial on all issues. The Court allowed the plaintiff to choose whether to accept a reduced damages award of $1.6 million ($600,000 in compensatory damages and $1 million in punitive damages) or to have a re-trial. On June 20, 2007, the plaintiff accepted the Court’s reduced damage award of $1.6 million, and on June 28, 2007, Judge Fallon entered judgment in that amount. On August 20, 2007, Judge Fallon denied Merck’s motion for a new trial. The Company has appealed the judgment.
On January 18, 2007, Judge Victoria Chaney declared a mistrial in a consolidated trial of two cases, Appell v. Merck and Arrigale v. Merck, which had commenced on October 31, 2006 in California state court in Los Angeles, after the jury indicated that it could not reach a verdict. Judge Chaney has rescheduled the re-trial of the combined trial of Appell and Arrigale for January 8, 2008.
In April 2006, in a trial involving two plaintiffs, Thomas Cona and John McDarby, in Superior Court of New Jersey, Law Division, Atlantic County, the jury returned a split verdict. The jury determined that Vioxx did not substantially contribute to the heart attack of Mr. Cona, but did substantially contribute to the heart attack of Mr. McDarby. The jury also concluded that, in each case, Merck violated New Jersey’s consumer fraud statute, which allows plaintiffs to receive their expenses for purchasing the drug, trebled, as well as reasonable attorneys’ fees. The jury awarded $4.5 million in compensatory damages to Mr. McDarby and his wife, who also was a plaintiff in that case, as well as punitive damages of $9 million. On June 8, 2007, Judge Higbee denied Merck’s motion for a new trial. On June 15, 2007, Judge Higbee awarded approximately $4 million in the aggregate in attorneys’ fees and costs. The Company has appealed both cases and the Appellate Division has scheduled oral argument on both cases for December 19, 2007.
On March 27, 2007, a jury found for Merck on all counts in Schwaller v. Merck, which was tried in state court in Madison County, Illinois. The plaintiff moved for a new trial on May 25, 2007. The plaintiff filed a supplemental motion for a new trial on September 5, 2007.
On December 15, 2006, the jury in Albright v. Merck, a case tried in state court in Birmingham, Alabama, returned a verdict for Merck on all counts. Plaintiff appealed in July 2007 to the Alabama Supreme Court.
Juries have now decided in favor of Merck 12 times and in plaintiff’s favor five times. One Merck verdict was set aside by the court and has not been retried. Another Merck verdict was set aside and retried, leading to one of the five plaintiff verdicts. There have been two unresolved mistrials.
On September 28, 2006, the New Jersey Superior Court, Appellate Division, heard argument on plaintiffs’ appeal of Judge Higbee’s dismissal of the Sinclair case. This putative class action was originally filed in December 2004 and sought the creation of a medical monitoring fund. Judge Higbee had granted the Company’s motion to dismiss in May 2005. On January 16, 2007, the Appellate Division reversed the decision and remanded the case back to Judge Higbee for further factual inquiry. On April 4, 2007, the New Jersey Supreme Court granted the Company’s petition for review of the Appellate Division’s decision. The appeal was argued on October 22, 2007.
On April 19, 2007, Judge Randy Wilson, who presides over the Texas Vioxx coordinated proceeding, dismissed the failure to warn claim of plaintiff Ruby Ledbetter, whose case was scheduled to be tried on May 14. Judge Wilson relied on a Texas statute enacted in 2003 that provides that there can be no failure to warn regarding a prescription medicine if the medicine is distributed with FDA-approved labeling. There is an exception in the statute if required, material, and relevant information was withheld from the FDA that would have led to a different decision regarding the approved labeling, but Judge Wilson found that the exception is preempted by federal law unless the FDA finds that such information was withheld. Judge Wilson is currently presiding over approximately 1,000 Vioxx suits in Texas in which a principal allegation is failure to warn. Judge Wilson certified the decision for an expedited appeal to the Texas Court of Civil Appeals. Plaintiffs have appealed the decision.

On July 31, 2007, the New Jersey Appellate Division unanimously upheld Judge Higbee’s dismissal of Vioxx Product Liability Lawsuits brought by residents of the United Kingdom. Plaintiffs have asked the New Jersey Supreme Court to review the decision. The Court has not yet decided whether it will exercise its discretion to do so.
Merck voluntarily withdrew Vioxx from the market on September 30, 2004. Most states have statutes of limitations for product liability claims of no more than three years, which require that claims must be filed within no more than three years after the plaintiffs learned or could have learned of their potential cause of action. As a result, some may view September 30, 2007 as a significant deadline for filing Vioxx cases. It is important to note, however, that the law regarding statutes of limitations can be complex and variable, depending on the facts and applicable law. Some states have longer statutes of limitations.  There are also arguments that the statutes of limitations began running before September 30, 2004. Merck expects that there will be legal arguments concerning the proper application of these statutes, and the decisions will be up to the judges presiding in individual cases in state and federal proceedings. As previously disclosed, in the federal MDL, due to disputes of fact, Judge Fallon declined to grant the Company’s statute of limitations motion for summary judgment in three individual cases. To the extent that September 30, 2007 is a deadline, it would not apply to claimants with whom Merck has entered into agreements to toll the statute of limitations, as referred to above.
On October 15, 2007, Judge Higbee granted Merck’s motion for summary judgment in Oldfield v. Merck finding that the case, filed in December 2006, was barred because the two-year New Jersey statute of limitations had run out. In so doing, Judge Higbee rejected plaintiff’s argument that the statute of limitations only started to run in 2006 pursuant to New Jersey’s “Discovery Rule,” a rule which delays the running of the statute of limitations until the plaintiff is, or should be, aware of facts giving rise to a potential claim. Judge Higbee found that the wide publicity surrounding Vioxx at the time Merck voluntarily withdrew it in September 2004 should have put the plaintiff on notice of a potential claim.
Other Lawsuits
As previously disclosed, on July 29, 2005, a New Jersey state trial court certified a nationwide class of third-party payors (such as unions and health insurance plans) that paid in whole or in part for the Vioxx used by their plan members or insureds. The named plaintiff in that case sought recovery of certain Vioxx purchase costs (plus penalties) based on allegations that the purported class members paid more for Vioxx than they would have had they known of the product’s alleged risks. On March 31, 2006, the New Jersey Superior Court, Appellate Division, affirmed the class certification order. On September 6, 2007, the New Jersey Supreme Court reversed the certification of a nationwide class action of third-party payors, finding that the suit does not meet the requirements for a class action.
As previously reported, the Company has also been named as a defendant in separate lawsuits brought by the Attorneys General of Alaska, Louisiana, Mississippi, Montana, Texas and Utah. In addition, on September 17, 2007, the Attorney General of New York and the City of New York commenced a similar lawsuit against the Company. These actions allege that the Company misrepresented the safety of Vioxx and seek (i) recovery of the cost of Vioxx purchased or reimbursed by the state and its agencies; (ii) reimbursement of all sums paid by the state and its agencies for medical services for the treatment of persons injured by Vioxx; (iii) damages under various common law theories; and/or (iv) remedies under various state statutory theories, including state consumer fraud and/or fair business practices or Medicaid fraud statutes, including civil penalties.
Shareholder Lawsuits
As previously disclosed, in addition to the Vioxx Product Liability Lawsuits, the Company and various current and former officers and directors are defendants in various putative class actions and individual lawsuits under the federal securities laws and state securities laws (the “Vioxx Securities Lawsuits”). All of the Vioxx Securities Lawsuits pending in federal court have been transferred by the Judicial Panel on Multidistrict Litigation (the “JPML”) to the United States District Court for the District of New Jersey before District Judge Stanley R. Chesler for inclusion in a nationwide MDL (the “Shareholder MDL”). Judge Chesler has consolidated the Vioxx Securities Lawsuits for all purposes. The putative class action, which requested damages on behalf of purchasers of Company stock between May 21, 1999 and October 29, 2004, alleged that the defendants made false and misleading statements regarding Vioxx in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and sought unspecified compensatory damages and the costs of suit, including attorneys’ fees. The complaint also asserted claims under Section 20A of the Securities and Exchange Act against certain defendants relating to their sales of Merck stock and under Sections 11, 12 and 15 of the Securities Act of 1933 against certain defendants based on statements in a registration statement and certain prospectuses filed in connection with the Merck Stock Investment Plan, a dividend reinvestment plan. On April 12, 2007, Judge Chesler granted defendants’ motion to dismiss the complaint with prejudice. Plaintiffs have appealed Judge Chesler’s decision to the United States Court of Appeals for the Third Circuit.

In October 2005, a Dutch pension fund filed a complaint in the District of New Jersey alleging violations of federal securities laws as well as violations of state law against the Company and certain officers. Pursuant to the Case Management Order governing the Shareholder MDL, the case, which is based on the same allegations as the Vioxx Securities Lawsuits, was consolidated with the Vioxx Securities Lawsuits. Defendants’ motion to dismiss the pension fund’s complaint was filed on August 3, 2007. In September 2007, the Dutch pension fund filed an amended complaint rather than responding to Defendants’ motion to dismiss. In September 2007, five new complaints were filed in the District of New Jersey on behalf of various foreign institutional investors also alleging violations of federal securities laws as well as violations of state law against the Company and certain officers. Defendants expect to move to dismiss the amended complaint filed by the Dutch pension fund as well as the new complaints.
As previously disclosed, on August 15, 2005, a complaint was filed in Oregon state court by the State of Oregon through the Oregon state treasurer on behalf of the Oregon Public Employee Retirement Fund against the Company and certain current and former officers and directors under Oregon securities law. A trial date has been set for October 2008.
As previously disclosed, various shareholder derivative actions filed in federal court were transferred to the Shareholder MDL and consolidated for all purposes by Judge Chesler (the “Vioxx Derivative Lawsuits”). On May 5, 2006, Judge Chesler granted defendants’ motion to dismiss and denied plaintiffs’ request for leave to amend their complaint. Plaintiffs appealed, arguing that Judge Chesler erred in denying plaintiffs’ leave to amend their complaint with materials acquired during discovery.  On July 18, 2007, the United States Court of Appeals for the Third Circuit reversed the District Court’s decision on the grounds that Judge Chesler should have allowed plaintiffs to make use of the discovery material to try to establish demand futility, and remanded the case for the District Court’s consideration of whether, even with the additional materials, plaintiffs’ request to amend their complaint would still be futile. The District Court has set a briefing schedule and plaintiffs’ brief in support of their request for leave to amend their complaint is due in November 2007.
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
As previously disclosed, on October 29, 2004, two individual shareholders made a demand on the Board to take legal action against Mr. Raymond Gilmartin, former Chairman, President and Chief Executive Officer and other individuals for allegedly causing damage to the Company with respect to the allegedly improper marketing of Vioxx. In December 2004, the Special Committee of the Board of Directors retained the Honorable John S. Martin, Jr. of Debevoise & Plimpton LLP to conduct an independent investigation of, among other things, the allegations set forth in the demand. Judge Martin’s report was made public in September 2006. Based on the Special Committee’s recommendation made after careful consideration of the Martin report and the impact that derivative litigation would have on the Company, the Board rejected the demand. On October 11, 2007, the shareholders filed a lawsuit in state court in Atlantic County against numerous current and former executives and directors of the Company alleging that the Board’s rejection of their demand was unreasonable and improper. In addition, the lawsuit alleges that the defendants breached various duties to the Company in allowing Vioxx to be marketed.
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
Insurance
As previously disclosed, the Company had product liability insurance for claims brought in the Vioxx Product Liability Lawsuits with stated upper limits of approximately $630 million after deductibles and co-insurance. This insurance provides coverage for legal defense costs and potential damage amounts that have been or will be incurred in connection with the Vioxx Product Liability Lawsuits. The Company believes that this insurance coverage extends to additional Vioxx Product Liability Lawsuits that may be filed in the future. The Company has Directors and Officers insurance coverage applicable to the Vioxx Securities Lawsuits and Vioxx Derivative Lawsuits with stated upper limits of approximately $190 million. The Company has fiduciary and other insurance for the Vioxx ERISA Lawsuits with stated upper limits of approximately $275 million. Additional insurance coverage for these claims may also be available under upper-level excess policies that provide coverage for a variety of risks. There are disputes with certain insurers about the availability of some or all of this insurance coverage and there are likely to be additional disputes. The Company’s insurance coverage with respect to the Vioxx Lawsuits will not be adequate to cover its defense costs and any losses. The amounts actually recovered under the policies discussed in this paragraph may be less than the amounts specified.
As previously disclosed, the Company’s upper level excess insurers (which provide excess insurance potentially applicable to all of the Vioxx Lawsuits) have commenced an arbitration seeking, among other things, to cancel those policies, to void all of their obligations under those policies and to raise other coverage issues with respect to the Vioxx Lawsuits. Merck intends to contest vigorously the insurers’ claims and will attempt to enforce its rights under applicable insurance policies. Pursuant to negotiated agreements, three of the Company’s insurers, which represent approximately 25% of the upper level excess product liability insurance, have committed to pay approximately $120 million in the aggregate with respect to such insurance. Most of the funds have been received. The amounts recovered from the insurers substantially offset previously established receivables and therefore have not impacted Net Income in periods received. Remaining receivables for product liability insurance recovery, including amounts subject to the arbitration, are immaterial.
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
Reserves
The Company currently anticipates that a number of Vioxx Product Liability Lawsuits will be tried throughout 2008. Other than the Oregon case, which is set for trial in October 2008, at this time, the Company cannot predict the timing of any trials in the Vioxx Shareholder Lawsuits. The Company believes that it has meritorious defenses to the Vioxx Lawsuits and will vigorously defend against them. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek indeterminate damages, the Company is unable to predict the outcome of these matters, and at this time cannot reasonably estimate the possible loss or range of loss with respect to the Vioxx Lawsuits. The Company has not established any reserves for any potential liability relating to the Vioxx Lawsuits or the Vioxx Investigations, including for those cases in which verdicts or judgments have been entered against the Company, and are now in post-verdict proceedings or on appeal. In each of those cases the Company believes it has strong points to raise on appeal and therefore that unfavorable outcomes in such cases are not probable. Unfavorable outcomes in the Vioxx Litigation (as defined below) could have a material adverse effect on the Company’s financial position, liquidity and results of operations.
Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. As of December 31, 2006, the Company had a reserve of $858 million solely for its future legal defense costs related to the Vioxx Litigation. During the first nine months of 2007, the Company spent approximately $418  million in the aggregate in legal defense costs worldwide, including $160 million in the third quarter, related to (i) the Vioxx Product Liability Lawsuits, (ii) the Vioxx Shareholder Lawsuits, (iii) the Vioxx Foreign Lawsuits, and (iv) the Vioxx Investigations (collectively, the “Vioxx Litigation”). During the first nine months of 2007, the Company recorded charges of $280 million, including $70 million in the third quarter of 2007, to increase the reserve solely for its future legal defense costs related to the Vioxx Litigation to $720 million at September 30, 2007.
Some of the significant factors considered in the establishment and ongoing review of the reserve for the Vioxx legal defense costs were as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of the Vioxx Litigation; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the Vioxx Product Liability Lawsuits. Events such as scheduled trials, that are expected to occur throughout 2008, and the inherent inability to predict the ultimate outcomes of such trials, limit the Company’s ability to reasonably estimate its legal costs beyond the end of 2008. While the Company does not anticipate that it will need to increase the reserve every quarter, the Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase its reserves for legal defense costs at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.
Other Product Liability Litigation
As previously disclosed, the Company is a defendant in product liability lawsuits in the United States involving Fosamax (the “Fosamax Litigation”). As of September 30, 2007, approximately 340 cases, which include approximately 850 plaintiff groups, had been filed against Merck in either federal or state court, including 5 cases which seek class action certification, as well as damages and medical monitoring. In these actions, plaintiffs allege, among other things, that they have suffered osteonecrosis of the jaw, generally subsequent to invasive dental procedures such as tooth extraction or dental implants, and/or delayed healing, in association with the use of Fosamax. On August 16, 2006, the JPML ordered that the Fosamax product liability cases pending in federal courts nationwide should be transferred and consolidated into one multidistrict litigation (the “Fosamax MDL”) for coordinated pre-trial proceedings. The Fosamax MDL has been transferred to Judge John Keenan in the United States District Court for the Southern District of New York. As a result of the JPML order, about 300 of the cases are before Judge Keenan. Judge Keenan has issued a Case Management Order setting forth a schedule governing the proceedings which focuses primarily upon resolving the class action certification motions in 2007. The Company intends to defend against these lawsuits.
As of December 31, 2006, the Company established a reserve of approximately $48 million solely for its future legal defense costs for the Fosamax Litigation through 2008. Spending in the first nine months of 2007 was not significant. Some of the significant factors considered in the establishment of the reserve for the Fosamax Litigation legal defense costs were as follows: the actual costs incurred by the Company thus far; the development of the Company’s legal defense strategy and structure in light of the creation of the Fosamax MDL; the number of cases being brought against the Company; and the anticipated timing, progression, and related costs of pre-trial activities in the Fosamax Litigation. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase its reserves for legal defense costs at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so. Due to the uncertain nature of litigation, the Company is unable to estimate its costs beyond the end of 2008. The Company has not established any reserves for any potential liability relating to the Fosamax Litigation. Unfavorable outcomes in the Fosamax Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.
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
As previously disclosed, the Company had received a letter from the DOJ advising it of the existence of a qui tam complaint alleging that the Company violated certain rules related to its calculations of best price and other federal pricing benchmark calculations, certain of which may affect the Company’s Medicaid rebate obligation. The DOJ has informed the Company that it does not intend to intervene in this action and has closed its investigation. The DOJ recently informed the Company that the qui tam action also has been voluntarily dismissed.
Vaccine Litigation
The Company is aware that there are approximately 4,900 cases pending in the Vaccine Court involving allegations that thimerosal-containing vaccines and/or the M-M-R II vaccine cause autism spectrum disorders. Not all of the thimerosal-containing vaccines involved in the Vaccine Court proceeding are Company vaccines. The Company is the sole source of the M-M-R II vaccine domestically. In June 2007, the Special Masters presiding over the Vaccine Court proceedings held a two and a half week hearing in which both petitioners and the government presented evidence on the issue of whether the combination of M-M-R II and thimerosal in vaccines can cause autism spectrum disorders and whether it did cause autism spectrum disorder in the petitioner in that case. A ruling in that case is expected in 2008. According to the Vaccine Court, it expects to hold evidentiary hearings in eight additional so-called “test cases” over approximately the next year, covering a total of three medical theories on how the vaccines at issue can cause autism. The hearing in the first of the eight additional test cases was held in October 2007. A ruling is expected in 2008. The Vaccine Court has indicated that it intends to use the evidence presented at these test case hearings to guide the adjudication of the remaining autism spectrum disorder cases. Since the Company is not a party, it does not participate in the proceedings.
Patent Litigation
From time to time, generic manufacturers of pharmaceutical products file Abbreviated New Drug Applications (“ANDA’s”) with the FDA seeking to market generic forms of the Company’s products prior to the expiration of relevant patents owned by the Company. Generic pharmaceutical manufacturers have submitted ANDA’s to the FDA seeking to market in the United States a generic form of Fosamax, Prilosec, Zetia, Singulair, Primaxin, Trusopt and Cosopt prior to the expiration of the Company’s (and Schering-Plough’s in the case of Zetia and AstraZeneca’s in the case of Prilosec and Nexium) patents concerning these products. The generic companies’ ANDA’s generally include allegations of non-infringement, invalidity and unenforceability of the patents. Generic manufacturers have received FDA approval to market a generic form of Prilosec. The Company has filed patent infringement suits in federal court against companies filing ANDA’s for generic alendronate (Fosamax), montelukast (Singulair), dorzolamide (Trusopt) and dorzolamide/timolol (Cosopt), imipenem/cilastatin (Primaxin) and AstraZeneca and the Company have filed patent infringement suits in federal court against companies filing ANDA’s for generic omeprazole (Prilosec) and esomeprazole (Nexium). Similar patent challenges exist in certain foreign jurisdictions. The Company intends to vigorously defend its patents, which it believes are valid, against infringement by generic companies attempting to market products prior to the expiration dates of such patents. As with any litigation, there can be no assurance of the outcomes, which, if adverse, could result in significantly shortened periods of exclusivity for these products.
In the third quarter the Company resolved certain patent disputes which resulted in a net gain to the Company.
Environmental Litigation
On September 13, 2007, approximately 1,400 plaintiffs filed an amended complaint against Merck and 12 other defendants in United States District Court, Eastern District of California asserting claims under the Clean Water Act, the Resource Conservation and Recovery Act, as well as negligence and nuisance. The suit seeks damages for diminution of property value, medical monitoring and other alleged real and personal property damage associated with groundwater and soil contamination found at the site of a former Merck subsidiary in Merced, California. The Company intends to defend itself against these claims.
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

Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no changes in internal control over financial reporting, for the period covered by this report, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As previously disclosed, the Company is undergoing a multi-year initiative to standardize a number of its information systems.   On October 1st, the Company implemented an SAP environment for selected business processes at a limited number of its non-U.S. locations. This initiative, as well as the Company’s plan to move certain transaction processing activities into shared service environments, will support efforts to create a leaner organization.
On August 14, 2007, Peter N. Kellogg replaced Judy C. Lewent as Executive Vice President and Chief Financial Officer.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities for the three months ended September 30, 2007 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			($ in millions)
	Total Number	Average Price	Approximate Dollar Value of Shares
	of Shares	Paid Per	That May Yet Be Purchased
Period	Purchased(1)	Share	Under the Plans or Programs(1)
July 1 - July 31, 2007	351,470	$50.25	$6,017.8

August 1 - August 31, 2007	1,272,530	$51.07	$5,952.8

September 1 - September 30, 2007	0	N/A	$5,952.8

Total	1,624,000	$50.89	$5,952.8

(1)	All shares purchased during the period were made as part of a plan announced in July 2002 to purchase $10 billion in Merck shares.
Item 6. Exhibits

Number	Description
3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (May 17, 2007) – Incorporated by reference to Current Report on Form 8-K dated May 17, 2007

3.2	By-Laws of Merck & Co., Inc. (as amended effective May 31, 2007) – Incorporated by reference to Current Report on Form 8-K dated May 31, 2007

12	Computation of Ratios of Earnings to Fixed Charges

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCK & CO., INC.
Date: November 1, 2007	/s/ Bruce N. Kuhlik
BRUCE N. KUHLIK
Senior Vice President and General Counsel

Date: November 1, 2007	/s/ John Canan
JOHN CANAN
Vice President, Controller

EXHIBIT INDEX

Number	Description
3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (May 17, 2007) – Incorporated by reference to Current Report on Form 8-K dated May 17, 2007

3.2	By-Laws of Merck & Co., Inc. (as amended effective May 31, 2007) – Incorporated by reference to Current Report on Form 8-K dated May 31, 2007

12	Computation of Ratios of Earnings to Fixed Charges

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer