Form 10-K
period 2007-12-31
MERCK & CO INC
filed 2008-02-28
CIK 64978

As filed with the Securities and Exchange Commission on February 28, 2008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(MARK ONE)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2007
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

Number of shares of Common Stock ($0.01 par value) outstanding as of January 31, 2008: 2,165,289,746.

Aggregate market value of Common Stock ($0.01 par value) held by non-affiliates on June 30, 2007 based on closing price on June 30, 2007: $107,919,000,000.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Documents Incorporated by Reference:

Document	Part of Form 10-K

Proxy Statement for the Annual Meeting of
Stockholders to be held April 22, 2008, to be filed with
the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this report
Part III

PART I

Item 1.	Business.

Merck & Co., Inc. (“Merck” or the “Company”) is a global research-driven pharmaceutical company that discovers, develops, manufactures and markets a broad range of innovative products to improve human and animal health. The Company’s operations are principally managed on a products basis and are comprised of two reportable segments: the Pharmaceutical segment and the Vaccines segment. The Pharmaceutical segment includes human health pharmaceutical products marketed either directly or through joint ventures. These products consist of therapeutic and preventive agents, sold by prescription, for the treatment of human disorders. Merck sells these human health pharmaceutical products primarily to drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. The Vaccines segment includes human health vaccine products marketed either directly or through a joint venture. These products consist of preventative pediatric, adolescent and adult vaccines, primarily administered at physician offices. Merck sells these human health vaccines primarily to physicians, wholesalers, physician distributors and government entities. The Company’s professional representatives communicate the effectiveness, safety and value of our pharmaceutical and vaccine products to health care professionals in private practice, group practices and managed care organizations.

For financial information and other information about the Pharmaceutical segment and the Vaccines segment, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data” below.

Overview — During 2007, Merck began realizing benefits from its multi-year strategic plan designed to reengineer the way the Company develops and distributes medicines and vaccines worldwide. The Company is benefiting from the evolution of a new commercial model designed to align the Company’s product research, development and marketing efforts utilizing the latest technologies and broadening its engagement with customers, physicians and scientific leaders to get needed medicines and vaccines through the development pipeline and to patients sooner. The Company is also working to build a sustainable research and development advantage by leveraging technologies to facilitate drug discovery and development and has successfully reduced clinical development cycle-time.

The progress of these efforts is demonstrated in part by the Company’s revenue growth in 2007, which reflected the continued market penetration and global rollout of Gardasil [Human Papillomavirus Quadrivalent (Types 6, 11, 16 and 18) Vaccine, Recombinant], a vaccine to help prevent cervical cancer, pre-cancerous and low-grade lesions, vulvar and vaginal pre-cancers, and genital warts caused by human papillomavirus (“HPV”) types 6, 11, 16 and 18; Januvia (sitagliptin phosphate), a medicine that enhances a natural body system to improve blood sugar control in patients with type 2 diabetes; and RotaTeq (Rotavirus Vaccine Live, Oral, Pentavalent), a pediatric vaccine to help prevent rotavirus gastroenteritis in infants and children, coupled with the strong performance of several in-line products. The growth in these products has more than offset 2007 revenue declines associated with the 2006 loss of U.S. market exclusivity for Zocor and Proscar.

Additionally, the Company continued the advancement of drug candidates through its pipeline. During 2007, the U.S. Food and Drug Administration (the “FDA”) approved both Janumet (sitagliptin phosphate and metformin hydrochloride), an oral antihyperglycemic agent that combines Januvia with metformin in a single tablet to address all three key defects of type 2 diabetes, and Isentress (raltegravir), a first-in-class integrase inhibitor for the treatment of HIV-1 infection in treatment-experienced patients. In addition, on January 25, 2008, the FDA approved Emend (fosaprepitant dimeglumine) for Injection, an intravenous therapy for the prevention of chemotherapy-induced nausea and vomiting (“CINV”). Also, the Company anticipates the FDA will take action in 2008 on the New Drug Application (“NDA”) for Cordaptive, the proposed trademark for MK-0524A, an extended-release (“ER”) niacin combined with laropiprant, a novel flushing pathway inhibitor, for cholesterol management. Further, the Company made a supplemental filing with the FDA in January 2008 for Gardasil, for an expanded indication for women through age 45, and anticipates making a supplemental filing for Isentress later in 2008, for an expanded indication for use in treatment-naïve patients. The Company currently has seven candidates in Phase III development and anticipates making NDA filings with respect to two of the candidates in 2008: MK-0524B, simvastatin combined with laropiprant and ER niacin, and MK-0364, taranabant, an investigational medication for the treatment of obesity. The Company’s research and development efforts are more fully discussed in “Research and Development” below.

As part of implementing the new commercial model, the Company is reengineering its core business to be more efficient with the goal of reducing aspects of its cost base and realizing gross margin improvement. The reengineering includes the implementation of manufacturing and marketing cost savings initiatives. The initial phase of the global restructuring program announced in 2005 was designed to reduce the Company’s cost structure, increase efficiency and enhance competitiveness. The scope of this initial phase included the implementation of a new supply strategy by the Merck Manufacturing Division over a three-year period, focusing on establishing lean supply chains, leveraging low-cost external manufacturing and consolidating our manufacturing plant network. As part of this program, through January 2008, Merck had closed, sold or ceased operations at five manufacturing sites and two preclinical sites and eliminated approximately 7,200 positions company-wide (comprised of actual headcount reductions and the elimination of contractors and vacant positions). The Company, however, continues to hire new employees as the business requires. The pretax costs of this restructuring program since inception through the end of 2007 were $2.1 billion, of which approximately 70% are non-cash, relating primarily to accelerated depreciation for those facilities scheduled for closure and approximately 30% represent separation and other restructuring related costs. These costs were $810.1 million in 2007 and are expected to be approximately $100 million to $300 million in 2008, at which time the initial phase of the restructuring program relating to the manufacturing strategy is expected to be substantially complete. Merck continues to expect the initial phase of its cost reduction program, combined with cost savings the Company expects to achieve in its marketing and administrative and research and development expenses, will yield cumulative pretax savings of $4.5 to $5.0 billion from 2006 through 2010.

On November 9, 2007, Merck entered into an agreement (the “Settlement Agreement”) with the law firms that comprise the executive committee of the Plaintiffs’ Steering Committee of the federal multidistrict Vioxx litigation as well as representatives of plaintiffs’ counsel in state coordinated proceedings to resolve state and federal myocardial infarction (“MI”) and ischemic stroke (“IS”) claims already filed against the Company in the United States. If certain participation conditions under the Settlement Agreement are met (or waived), the Company will pay an aggregate fixed amount of $4.85 billion into two funds for qualifying claims consisting of $4.0 billion for qualifying MI claims and $850 million for qualifying IS claims that enter into the resolution process (the “Settlement Program”). As a consequence of the Settlement Agreement, the Company recorded a pretax charge of $4.85 billion in the fourth quarter of 2007. In addition, the Company recorded a pretax gain of $455 million relating to insurance proceeds which the Company was awarded (or agreed to receive pursuant to negotiated settlements) in the previously disclosed arbitration with the Company’s upper level excess product liability insurance carriers relating to coverage for costs incurred in the Vioxx product liability litigation. These items are discussed more fully in Item 3. “Legal Proceedings” below.

Also in the fourth quarter of 2007, the Company recorded a pretax charge of $671 million in connection with the anticipated resolution of investigations of civil claims by federal and state authorities relating to certain past marketing and selling activities, including nominal pricing programs and samples. On February 7, 2008, the Company entered into definitive agreements resolving the investigations. This item is discussed more fully in Item 3. “Legal Proceedings” below.

Earnings per common share (“EPS”) assuming dilution for 2007 were $1.49 per share including the impact of the U.S. Vioxx Settlement Agreement charge, costs associated with the global restructuring program, the charge related to the resolution of certain civil governmental investigations and the gain from an insurance arbitration award related to Vioxx product liability litigation coverage, which collectively reduced EPS by $1.71 per share. In addition, EPS in 2007 reflects an acquired research charge related to the acquisition of NovaCardia, Inc. (“NovaCardia”), additional reserves established solely for future legal defense costs for Vioxx litigation and the favorable impact of gains on sales of assets and product divestitures, as well as a net gain on the settlements of certain patent disputes. All of these items are discussed more fully in the notes to the consolidated financial statements.

Product Sales

Sales(1) of the Company’s products were as follows:

($ in millions)	2007	2006	2005

Singulair	$4,266.3	$3,579.0	$2,975.6
Cozaar/Hyzaar	3,350.1	3,163.1	3,037.2
Fosamax	3,049.0	3,134.4	3,191.2
Zocor	876.5	2,802.7	4,381.7
Cosopt/Trusopt	786.8	697.1	617.2
Primaxin	763.5	704.8	739.6
Januvia	667.5	42.9	-
Cancidas	536.9	529.8	570.0
Vasotec/Vaseretic	494.6	547.2	623.1
Maxalt	467.3	406.4	348.4
Proscar	411.0	618.5	741.4
Propecia	405.4	351.8	291.9
Arcoxia	329.1	265.4	218.2
Crixivan/Stocrin	310.2	327.3	348.4
Emend	204.2	130.8	87.0
Invanz	190.2	139.2	93.7
Janumet	86.4	-	-
Other pharmaceutical(2)	2,465.9	2,780.5	2,295.1

	19,660.9	20,220.9	20,559.7

Vaccines:(3)
Gardasil	1,480.6	234.8	-
RotaTeq	524.7	163.4	-
Zostavax	236.0	38.6	-
ProQuad/M-M-R II/Varivax	1,347.1	820.1	597.4
Hepatitis vaccines	279.9	248.5	194.5
Other vaccines	409.9	354.0	311.4

	4,278.2	1,859.4	1,103.3

Other(4)	258.6	555.7	348.9

	$24,197.7	$22,636.0	$22,011.9

(1)	Presented net of discounts and returns.

(2)	Other pharmaceutical primarily includes sales of other human pharmaceutical products and revenue from the Company’s relationship with Astra Zeneca LP (“AZLP”) primarily relating to sales of Nexium, as well as Prilosec. Revenue from AZLP was $1.7 billion, $1.8 billion and $1.7 billion in 2007, 2006 and 2005, respectively. In 2006, other pharmaceutical also reflected certain supply sales, including supply sales associated with the Company’s arrangement with Dr. Reddy’s Laboratories (“Dr. Reddy’s”) for the sale of generic simvastatin.

(3)	These amounts do not reflect sales of vaccines sold in most major European markets through the Company’s joint venture, Sanofi Pasteur MSD, the results of which are reflected in Equity income from affiliates.

(4)	Other primarily includes other human and animal health joint venture supply sales and other miscellaneous revenues.

The Company’s pharmaceutical products include therapeutic and preventive agents, generally sold by prescription, for the treatment of human disorders. Among these are Singulair (montelukast sodium), a leukotriene receptor antagonist for the chronic treatment of asthma and for the relief of symptoms of allergic rhinitis; Cozaar (losartan potassium), Hyzaar (losartan potassium and hydrochlorothiazide), Vasotec (enalapril maleate) and Vaseretic (enalapril maleate-hydrochlorothiazide), the Company’s most significant hypertension and/or heart failure products; Fosamax (alendronate sodium) and Fosamax Plus D (alendronate sodium/cholecalciferol), Merck’s osteoporosis products for the treatment and, in the case of Fosamax, prevention of osteoporosis; Zocor (simvastatin), Merck’s atherosclerosis product; Cosopt (dorzolamide hydrochloride and timolol maleate ophthalmic solution) and Trusopt (dorzolamide hydrochloride ophthalmic solution), Merck’s largest-selling ophthalmological products; Primaxin (imipenem and cilastatin sodium) and Cancidas (caspofungin acetate), anti-bacterial/anti-fungal products; Januvia and Janumet for the treatment of type 2 diabetes; Maxalt (rizatriptan benzoate), an acute migraine product; Proscar (finasteride), a urology product for the treatment of symptomatic benign prostate enlargement; Propecia (finasteride), a product for the treatment of male pattern hair loss; Arcoxia (etoricoxib) for the treatment of arthritis and pain; Crixivan (indinavir sulfate) and Stocrin (efavirenz) for the treatment of HIV infection; Emend (aprepitant) for the prevention of chemotherapy-induced and post-operative nausea and vomiting; and Invanz (ertapenem sodium) for the treatment of infection.

The Company’s vaccine products include Gardasil, a vaccine to help prevent cervical cancer, pre-cancerous and low-grade lesions, vulvar and vaginal pre-cancers, and genital warts caused by HPV types 6, 11, 16 and 18, RotaTeq, a vaccine to help protect against rotavirus gastroenteritis in infants and children, Zostavax (Zoster Vaccine Live), a vaccine to help prevent shingles (herpes zoster), Varivax [Varicella Virus Vaccine Live (Oka/Merck)], a vaccine to help prevent chickenpox, ProQuad [Measles, Mumps, Rubella and VaricellaVirus Vaccine Live], a pediatric combination vaccine against measles, mumps, rubella and varicella, and M-M-R II (Measles, Mumps and Rubella Virus Vaccine Live), a vaccine against measles, mumps and rubella. For a further discussion of sales of the Company’s products, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

U.S. Product Approvals — On March 30, 2007, the FDA approved Janumet, Merck’s oral antihyperglycemic agent that combines Januvia with metformin in a single tablet to address all three key defects of type 2 diabetes. Janumet has been approved, as an adjunct to diet and exercise, to improve blood sugar (glucose) control in adult patients with type 2 diabetes who are not adequately controlled on metformin or sitagliptin alone, or in patients already being treated with the combination of sitagliptin and metformin.

On October 12, 2007, the FDA granted Isentress accelerated approval for use in combination with other antiretroviral agents for the treatment of HIV-1 infection in treatment-experienced adult patients who have evidence of viral replication and HIV-1 strains resistant to multiple antiretroviral agents. Isentress is the first medicine to be approved in a new class of antiretroviral drugs called integrase inhibitors. Isentress works by inhibiting the insertion of HIV DNA into human DNA by the integrase enzyme. Inhibiting integrase from performing this essential function limits the ability of the virus to replicate and infect new cells. The FDA’s decision was based on a 24-week analysis of clinical trials in which Isentress, in combination with optimized background therapy in treatment-experienced patients, provided significant reductions in HIV RNA viral load and increases in CD4 cell counts. In February 2008, the Company announced 48 week data that demonstrated Isentress, in combination with other anti-HIV medicines, maintained significant HIV-1 viral load suppression and increased CD4 cell counts through 48 weeks of therapy compared to placebo in combination with anti-HIV medicines, in two Phase III studies of treatment-experienced patients failing antiretroviral therapies. Patients in the studies had HIV resistant to at least one drug in each of three classes of oral antiretroviral medicines. By the end of 2007, the medicine was approved for use in the EU, Canada and Mexico. Merck is also conducting Phase III clinical trials of Isentress in the treatment-naïve (previously untreated) HIV population. Potent antiretroviral activity has been demonstrated with no significant changes in serum lipids at week 48 and Isentress was generally well tolerated in patients. The Company anticipates making a supplemental filing with the FDA for the treatment-naïve indication in 2008.

On January 25, 2008, the FDA approved Emend for Injection, 115 mg, for the prevention of CINV. Emend for Injection provides a new option for day one oral Emend (125 mg) as part of the recommended three-day regimen that delivers five days of protection from nausea and vomiting. Prior to the FDA decision, the European Union (“EU”) on January 11, 2008 granted marketing approval for Emend for Injection, known as IVEmend in the EU, an action that applies to all 27 EU member countries as well as Norway and Iceland.

Vioxx U.S. Product Liability Settlement — On September 30, 2004, Merck announced a voluntary worldwide withdrawal of Vioxx, its arthritis and acute pain medication. The Company’s decision, which was effective immediately, was based on new three-year data from a prospective, randomized, placebo-controlled clinical trial, APPROVe (Adenomatous Polyp Prevention on Vioxx).

On November 9, 2007, the Company announced that it had entered into an agreement (the “Settlement Agreement”) with the law firms that comprise the executive committee of the Plaintiffs’ Steering Committee of the federal multidistrict Vioxx litigation as well as representatives of plaintiffs’ counsel in the Texas, New Jersey and California state coordinated proceedings to resolve state and federal myocardial infarction (“MI”) and ischemic stroke (“IS”) claims filed as of that date in the United States. The Settlement Agreement, which also applies to tolled claims, was signed by the parties after several meetings with three of the four judges overseeing the coordination of more than 95 percent of the current claims in the Vioxx litigation. The Settlement Agreement applies only to U.S. legal residents and those who allege that their MI or IS occurred in the United States.

Under the Settlement Agreement, if, by March 1, 2008 (subject to extension), plaintiffs enroll in the resolution process (the “Settlement Program”) at least 85 percent of each of all currently pending and tolled (i) MI claims, (ii) IS claims, (iii) eligible MI and IS claims together which involve death, and (iv) eligible MI and IS claims which together allege more than 12 months of use, Merck will pay an aggregate of $4.85 billion into two funds for qualifying claims consisting of $4.0 billion for qualifying MI claims and $850 million for qualifying IS claims. The Company expects that the participation conditions will be met; however, if they are not, the Company will have the right to waive the conditions or terminate the Settlement Agreement.

Acquisitions — On September 11, 2007, Merck completed the acquisition of NovaCardia, a privately held clinical-stage pharmaceutical company focused on cardiovascular disease. This acquisition added rolofylline (MK-7418), NovaCardia’s investigational Phase III compound for acute heart failure, to Merck’s pipeline.

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

The Company and Schering-Plough sell Vytorin and Zetia through their joint venture company, Merck/Schering-Plough Pharmaceuticals (the “MSP Partnership”). On January 14, 2008, the MSP Partnership announced the primary endpoint and other results of the ENHANCE (Effect of Combination Ezetimibe and High-Dose Simvastatin vs. Simvastatin Alone on the Atherosclerotic Process in Patients with Heterozygous Familial Hypercholesterolemia) trial. The MSP Partnership submitted an abstract on the ENHANCE trial for presentation at the American College of Cardiology meeting in March 2008 and was notified of its acceptance by the College. ENHANCE was a surrogate endpoint trial conducted in 720 patients with Heterozygous Familial Hypercholesterolemia, a rare condition that affects approximately 0.2% of the population. All analyses were conducted in accordance with the original statistical analysis plan. The primary endpoint was the mean change in the intima-media thickness measured at three sites in the carotid arteries (the right and left common carotid, internal carotid and carotid bulb) between patients treated with ezetimibe/simvastatin 10/80 mg versus patients treated with simvastatin 80 mg alone over a two year period. There was no statistically significant difference between treatment groups on the primary endpoint. There was also no statistically significant difference between the treatment groups for each of the components of the primary endpoint, including the common carotid artery. Key secondary imaging endpoints showed no statistical difference between treatment groups. The overall incidence rates of treatment-related adverse events, serious adverse events or adverse events leading to discontinuation were generally similar between treatment groups. Both medicines were generally well tolerated. Overall, the safety profiles of ezetimibe/simvastatin and simvastatin alone were similar and generally consistent with their product labels. In the trial, there was a significant difference in low-density lipoprotein (“LDL”) cholesterol lowering seen between the treatment groups — 58% LDL cholesterol lowering at 24 months on ezetimibe/simvastatin as compared to 41% at 24 months on simvastatin alone. This surrogate endpoint study was not powered nor designed to assess cardiovascular clinical event outcomes. The MSP Partnership is currently conducting the IMPROVE-IT trial, a large clinical cardiovascular outcomes trial comparing Vytorin (ezetimibe/simvastatin) and simvastatin and including more than 10,000 patients. Vytorin contains two medicines: ezetimibe and simvastatin. Vytorin has not been shown to reduce heart attacks or strokes more than simvastatin alone.

During December 2007 and through February 26, 2008, the Company and its joint-venture partner, Schering-Plough, received several joint letters from the House Committee on Energy and Commerce and the House Subcommittee on Oversight and Investigations, and one letter from the Senate Finance Committee, collectively seeking a combination of witness interviews, documents and information on a variety of issues related to the ENHANCE clinical trial, the sale and promotion of Vytorin, as well as sales of stock by corporate officers. On January 25, 2008, the companies and the MSP Partnership each received two subpoenas from the New York State Attorney General’s Office seeking similar information and documents. Merck and Schering-Plough have also each received a letter from the Office of the Connecticut Attorney General dated February 1, 2008 requesting documents related to the marketing and sale of Vytorin and Zetia and the timing of disclosures of the results of ENHANCE. The Company is cooperating with these investigations and working with Schering-Plough to respond to the inquiries. In addition, since mid-January 2008, the Company has become aware of or been served with approximately 85 civil class action lawsuits alleging common law and state consumer fraud claims in connection with the MSP Partnership’s sale and promotion of Vytorin and Zetia.

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

In April 1999, Astra merged with Zeneca Group Plc, forming AstraZeneca AB (“AstraZeneca”). As a result of the merger, in exchange for the Company’s relinquishment of rights to future Astra products with no existing or pending U.S. patents at the time of the merger, Astra paid $967.4 million, which is subject to a true-up calculation in 2008 that may require repayment of all or a portion of this amount. The merger also triggers a partial redemption of the Company’s limited partner interest in 2008. Furthermore, as a result of the merger, AstraZeneca’s option (the “Asset Option”) to buy the Company’s interest in the KBI products is exercisable in 2010 and the Company has the right to require AstraZeneca to purchase such interest in 2008. In February 2008, the Company advised AZLP that it will not exercise the Asset Option. In addition, the Shares Option is exercisable two years after Astra’s purchase of the Company’s interest in the KBI products. The exercise of this option by Astra is also provided for in the year 2017 or if combined annual sales of the two products fall below a minimum amount provided, in each case, only so long as AstraZeneca’s option in 2010 has been exercised. The exercise price is based on the present value of estimated future net sales of Nexium and Prilosec as determined at the time of exercise subject to certain true-up mechanisms.

In 1989, the Company formed a joint venture with Johnson & Johnson to develop and market a broad range of nonprescription medicines for U.S. consumers. This 50% owned joint venture also includes Canada.

Significant joint venture products are Pepcid AC (famotidine), an over-the-counter form of the Company’s ulcer medication Pepcid (famotidine), as well as Pepcid Complete, an over-the-counter product which combines the Company’s ulcer medication with antacids (calcium carbonate and magnesium hydroxide).

Vaccines
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

Legislation enacted in all states in the United States, particularly in the area of human pharmaceutical products, allows, encourages or, in a few instances, in the absence of specific instructions from the prescribing physician, mandates the use of “generic” products (those containing the same active chemical as an innovator’s product) rather than “brand-name” products. Governmental and other pressures toward the dispensing of generic products have significantly reduced the sales of certain of the Company’s products no longer protected by patents, such as Zocor, which lost market exclusivity in the U.S. in 2006 and the Company experienced a significant decline in Zocor sales thereafter. Fosamax lost market exclusivity in the United States in February 2008. Fosamax Plus D will lose marketing exclusivity in the United States in April 2008. As a result of these events, the Company expects significant declines in U.S. Fosamax and Fosamax Plus D sales.

Distribution — The Company sells its human health pharmaceutical products primarily to drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. Human health vaccines are sold primarily to physicians, wholesalers, physician distributors and government entities. The Company’s professional representatives communicate the effectiveness, safety and value of the Company’s pharmaceutical and vaccine products to health care professionals in private practice, group practices and managed care organizations.

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

In the United States, the government expanded health care access by enacting the Medicare Prescription Drug Improvement and Modernization Act of 2003, which was signed into law in December 2003. Prescription drug coverage began on January 1, 2006. This legislation supports the Company’s goal of improving access to medicines by expanding insurance coverage, while preserving market-based incentives for pharmaceutical innovation. At the same time, the legislation will ensure that prescription drug costs will be controlled by competitive pressures and by encouraging the appropriate use of medicines. The U.S. Congress has considered, and may consider again, proposals to increase the government’s role in pharmaceutical pricing in the Medicare program.

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

Initiatives in some states seek rebates beyond the minimum required by Medicaid legislation, in some cases for patients beyond those who are eligible for Medicaid. Under the Federal Vaccines for Children entitlement program, the U.S. Centers for Disease Control and Prevention (“CDC”) funds and purchases recommended pediatric vaccines at a public sector price for the immunization of Medicaid-eligible, uninsured, Native American and certain underinsured children. The Company was awarded a CDC contract in April 2007 which is in effect until March 2008 for the supply of pediatric vaccines for the Vaccines for Children program. As of January 1, 2006, patients previously eligible for Medicaid who are also Medicare beneficiaries (65 years and older or disabled) left the state-administered Medicaid system to be covered by the new Medicare prescription drug benefit.

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

In addition, certain countries within the EU, recognizing the economic importance of the research-based pharmaceutical industry and the value of innovative medicines to society, are working with industry representatives to improve the competitive climate through a variety of means including market deregulation.

The European Commission is conducting a pharmaceutical sector inquiry involving a number of companies concerning competition and the introduction of innovative and generic medicines. As part of its inquiry, the Company’s offices in Germany were inspected by the authorities beginning on January 15, 2008. The Commission has not alleged that the Company or any of its subsidiaries have engaged in any unlawful practices. The Company is cooperating with the Commission in this sector inquiry.

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

Patent portfolios developed for products introduced by the Company normally provide market exclusivity. The Company has the following key U.S. patent protection and Pediatric Exclusivity for major marketed products:

Product	Year of Expiration (in U.S.)

Cancidas	2015 (compound) / 2017 (formulation)
Comvax	2020
Cosopt	2008
Cozaar	2010
Crixivan	2012 (compound) / 2018 (formulation)
Emend	2012 (compound) / 2015 (Patent Term Restoration)
Gardasil	2020
Hyzaar	2010
Invanz	2016 (compound and Pediatric Exclusivity) / 2017 (composition)
Isentress	2023
Januvia/Janumet	2022
Maxalt	2012 (compound) / 2014 (other)
Primaxin	2009
Propecia	2013
Recombivax	2020
RotaTeq	2014 (product) / 2019 (Patent Term Restoration)
Singulair	2012
Trusopt	2008
Zetia/Vytorin	2015 (ezetimibe – component in both products) / 2016 (Patent Term Restoration)
Zolinza	2011 (compound) / 2015 (Patent Term Restoration)
Zostavax	2016

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

The FDA Modernization Act includes a Pediatric Exclusivity Provision that may provide an additional six months of market exclusivity in the United States for indications of new or currently marketed drugs if certain agreed upon pediatric studies are completed by the applicant. These exclusivity provisions were re-authorized by the Prescription Drug User Fee Act passed in September 2007. Current U.S. patent law provides additional patent term under Patent Term Restoration for periods when the patented product was under regulatory review before the FDA. For further information with respect to the Company’s patents, see “Patent Litigation” below.

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

Fosamax lost market exclusivity in the United States in February 2008. Fosamax Plus D will lose marketing exclusivity in the United States in April 2008. As a result of these events, the Company expects significant declines in U.S Fosamax and Fosamax Plus D sales.

Worldwide, all of the Company’s important products are sold under trademarks that are considered in the aggregate to be of material importance. Trademark protection continues in some countries as long as used; in other countries, as long as registered. Registration is for fixed terms and can be renewed indefinitely.

Royalties received during 2007 on patent and know-how licenses and other rights amounted to $156.4 million. The Company also paid royalties amounting to $1.326 billion in 2007 under patent and know-how licenses it holds.

Research and Development

The Company’s business is characterized by the introduction of new products or new uses for existing products through a strong research and development program. Approximately 11,700 people are employed in the Company’s research activities. Expenditures for the Company’s research and development programs were $4.9 billion in 2007, $4.8 billion in 2006 and $3.8 billion in 2005. The Company maintains its ongoing commitment to research over a broad range of therapeutic areas and clinical development in support of new products.

The Company maintains a number of long-term exploratory and fundamental research programs in biology and chemistry as well as research programs directed toward product development. Merck’s research and development model is designed to increase productivity and improve the probability of success by prioritizing the Company’s research and development resources on disease areas such as atherosclerosis, hypertension, diabetes and obesity, novel vaccines, neurodegenerative and psychiatric diseases and targeted oncology therapies. These therapeutic areas were carefully chosen based on a set of criteria including unmet medical needs, scientific opportunity and commercial opportunity. Within these therapeutic areas, Merck will commit resources to achieve research breadth and depth and to develop best-in-class targeted and differentiated products that are valued highly by patients, payers and physicians.

The Company will also make focused investments in other areas of important unmet medical need. In addition, the Company will continue to pursue appropriate external licensing opportunities.

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

In the United States, the FDA review process begins once a complete NDA is submitted and received by the FDA. Pursuant to the Prescription Drug User Fee Act, the FDA review period targets for NDAs or supplemental NDAs is either six months, for priority review, or ten months, for a standard review. Within 60 days after receipt of an NDA, the FDA determines if the application is sufficiently complete to permit a substantive review. The FDA also assesses, at that time, whether the application will be granted a priority review or standard review. Once the review timelines are defined, the FDA will act upon the application within those timelines, unless a major amendment has been submitted (either at the Company’s own initiative or the FDA’s request) to the pending application. If this occurs, the FDA may extend the review period to allow for review of the new information, but by no more than 180 days. Extensions to the review period are communicated to the Company. The FDA can act on an application by issuing an approval letter, a non-approvable letter, or an approvable letter.

The Company has one drug candidate currently under FDA review:

In August 2007, the FDA accepted for standard review the NDA for Cordaptive, the Company’s investigational compound containing Merck’s own ER niacin and laropiprant, a novel flushing pathway inhibitor designed to reduce flushing often associated with niacin treatment. Merck anticipates FDA action in April 2008. The Company is also moving forward as planned with filings in countries outside the United States.

The Company anticipates filing two NDAs with the FDA in 2008:

The Company anticipates filing an NDA for MK-0524B, a drug candidate that combines the novel approach to raising HDL-cholesterol and lowering triglycerides from ER niacin combined with laropiprant with the proven benefits of simvastatin in one combination product. In November 2007, the Company presented results of a study at the American Heart Association 2007 Scientific Sessions which demonstrate ER niacin/laropiprant (Cordaptive) coadministered with simvastatin had significant additive effects on reducing LDL-C, increasing HDL-C and reducing triglyceride levels in a Phase III study with patients with primary hypercholesterolemia or mixed dyslipidemia. In the study, 2 g (two 1-gram tablets) of Cordaptive coadministered with simvastatin (pooled across 20 mg or 40 mg doses) reduced LDL-C by 48%, increased HDL-C by 28%, and reduced triglyceride levels by 33% following 12 weeks of treatment. The primary study endpoint was LDL-C reduction; secondary endpoints included increased HDL-C, triglyceride reduction and effects on other lipoproteins. A 1 g tablet of Cordaptive contains 1 g of Merck-developed ER niacin and 20 mg of laropiprant.

The Company also anticipates filing an NDA for MK-0364, taranabant, a highly selective cannabinoid-1 receptor inverse agonist that in early clinical studies has demonstrated weight loss versus placebo. Taranabant was generally well-tolerated, however, as reported with another cannabinoid-1 receptor inverse agonist, some dose-dependent psychiatric adverse events were observed. The Company previously announced the initiation of a targeted Phase III program in 2006.

Merck currently has seven products in Phase III development (including MK-0524B and MK-0364 discussed above):

MK-0974, an investigational oral calcitonin gene-related peptide receptor antagonist, utilizes a new mechanism for the treatment of migraines that has demonstrated efficacy at least comparable to triptans in early clinical studies. In June 2007, clinical results from a Phase II study were presented for the first time at the American Headache Society annual meeting which showed that MK-0974 significantly improved migraine pain relief two hours after dosing compared to placebo, and the relief was sustained through 24 hours. MK-0974 was generally well tolerated in the study. In addition to the measure of migraine pain, MK-0974 provided relief of migraine-associated symptoms, including nausea and sensitivity to light and sound, and improved functional disability two hours post dose, as well as reduced patients’ need for rescue medication. The drug candidate entered Phase III development during 2007. The Company anticipates filing an NDA in 2009.

MK-7418, rolofylline, is a Phase III investigational drug being evaluated for the treatment of acute heart failure. Phase III pilot study preliminary results indicated that rolofylline was generally well tolerated and that treatment resulted in a greater proportion of patients with improved dyspnea, fewer patients with worsening heart failure and greater weight loss compared to placebo. These benefits were achieved while preserving renal function compared to progressive worsening of renal function in patients treated with placebo. Merck acquired the drug candidate as part of the 2007 acquisition of NovaCardia and anticipates filing an NDA with the FDA in 2009.

MK-8669, deforolimus, is a novel mTOR (mammalian target of rapamycin) inhibitor being evaluated for the treatment of cancer. The drug candidate is being jointly developed and commercialized with ARIAD Pharmaceuticals, Inc. under an agreement reached in mid-2007. The Company anticipates filing an NDA for a metastatic sarcoma indication in 2010.

A novel investigational hepatitis B vaccine, V270, currently is being evaluated in a Phase III clinical trial in adults and in patients undergoing dialysis treatment. Merck is jointly developing V270 with Dynavax Technologies Corporation (“Dynavax”) under an agreement reached in late 2007. Merck anticipates filing an NDA in 2010 for adults.

MK-0822, odanacatib, is an investigational highly selective inhibitor of cathepsin K enzyme, which is being evaluated for the treatment of osteoporosis. The cathepsin K enzyme is believed to play a role in both osteoclastic bone resorption and in degrading the protein component of bone. The inhibition of the cathepsin K enzyme by the investigational compound odanacatib is a mechanism of action different from that of currently approved treatments such as bisphosphonates. In September 2007, twelve month results from a Phase IIB study with odanacatib demonstrated dose-dependent increases in bone mineral density (“BMD”) at key fracture sites, and reduced bone turnover compared to placebo in postmenopausal women with low BMD when given at doses of 10, 25 or 50 mg. These findings were presented at the 29th Annual Meeting of the American Society for Bone and Mineral Research. BMD reflects the amount of mineralized bone tissue in a certain volume of bone, and correlates with the strength of bones and with their resistance to fracture. A BMD test is used to measure bone density and to help determine fracture risk. The Phase III program began in mid-2007. Merck anticipates filing an NDA with the FDA in 2012.

Additionally, in December 2007, the Company announced it plans to initiate a sequenced Phase III program in 2008 for MK-0859, anacetrapib, its investigational selective cholesteryl ester transfer protein (“CETP”) inhibitor, to obtain additional clinical experience in patients before initiating an outcomes study. In October 2007, the Company presented results from a Phase IIb study demonstrating that MK-0859 significantly reduced LDL-C and Apolipoprotein B and increased HDL-C and Apolipoprotein A-1 both as monotherapy and in combination with atorvastatin 20 mg compared to placebo in patients with dyslipidemia. Anacetrapib produced these positive effects on lipids with no observed blood pressure changes. CETP inhibitors work by inhibiting CETP, a plasma protein that facilitates the transport of cholesteryl esters and triglycerides between the lipoproteins.

The Company’s clinical pipeline includes candidates in multiple disease areas, including atherosclerosis, cancer, heart failure, hypertension, infectious diseases, migraine, neurodegenerative diseases, psychiatric diseases, ophthalmic diseases, pain, and respiratory disease. The Company supplements its internal research with an aggressive licensing and external alliance strategy focused on the entire spectrum of collaborations from early research to late-stage compounds, as well as new technologies. The Company completed 55 transactions in 2007, including targeted acquisitions, research collaborations, preclinical and clinical compounds, and technology transactions across a broad range of therapeutic categories.

In July 2007, Merck and ARIAD announced that they had entered into a global collaboration to jointly develop and commercialize deforolimus (MK-8669), ARIAD’s novel mTOR inhibitor, for use in cancer.

In November 2007, Dynavax and Merck announced a global license and development collaboration agreement to jointly develop V270, which is currently being evaluated in a multi-center Phase III clinical trial involving adults and in patients on dialysis.

Also, in November 2007, GTx, Inc. (“GTx”) and Merck announced an agreement providing for a research and development and global strategic collaboration for selective androgen receptor modulators (“SARMs”), a new class of drugs with the potential to treat age-related muscle loss (sarcopenia) as well as other musculoskeletal conditions. This collaboration includes GTx’s lead SARM candidate, Ostarine (MK-2866), which is currently being evaluated in a Phase II clinical trial for the treatment of muscle loss in patients with cancer, and establishes a broad SARM collaboration under which GTx and Merck will pool their programs and partner to discover, develop, and commercialize current as well as future SARM molecules.

The chart below reflects the Company’s current research pipeline as of February 15, 2008. Candidates shown in Phase III include specific products. Candidates shown in Phase I and II include the most advanced compound with a specific mechanism in a given therapeutic area. Small molecules and biologics are given MK-number designations and vaccine candidates are given V-number designations. Back-up compounds, regardless of their phase of development, additional indications in the same therapeutic area and additional claims, line extensions or formulations for in-line products are not shown.

Phase I
Alzheimer’s Disease
V950
Atherosclerosis
MK-1903
MK-6213
Cancer
MK-0646
MK-0752
MK-2461
MK-4721
V930
Cardiovascular
MK-0448
MK-1809
Diabetes
MK-0941
MK-2662
MK-8245
Phase I
Infectious Disease
MK-3281
MK-4965
MK-7009
MK-8122
V512
Neurologic
MK-8998
MK-4305
Ophthalmic
MK-0140
Parkinson’s Disease
MK-0657
Psychiatric Disease
MK-5757
Phase II
Alzheimer’s Disease
MK-0249
Atherosclerosis
MK-0859
MK-0633
Cancer
MK-0457
MK-0822
Cardiovascular
MK-8141
Diabetes
MK-0893
HPV
V502
Infectious Disease
V419
V710
Neurologic
MK-0249
Ophthalmic
SIRNA-027(1)
Pain
MK-2295*
Psychiatric Disease
MK-0249
Respiratory Disease
MK-0633
Sarcopenia
MK-2866
Stroke
MK-0724
Phase III
Atherosclerosis
MK-0524B
Cancer
MK-8669
(deforolimus;
AP23573)
Heart Failure
MK-7418
(rolofylline;
KW3902)
Hepatitis B Vaccine
V270
Migraine
MK-0974
Obesity
MK-0364
(taranabant)
Osteoporosis
MK-0822
(odanacatib)
Under FDA Review
Atherosclerosis
Cordaptive
(pending trademark)
(MK-0524A)

2007 U.S. Approvals
Diabetes
Janumet
HIV
Isentress
(MK-0518)

2008 U.S. Approvals
CINV
Emend for Injection
(MK-0517)

*	Proof-of-Concept Molecule

(1)	Clinical Program conducted by Allergan, Inc.

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

Employees

At the end of 2007, the Company had approximately 59,800 employees worldwide, with approximately 31,700 employed in the United States, including Puerto Rico. Approximately 20% of worldwide employees of the Company are represented by various collective bargaining groups.

As part of a cost-reduction initiative announced in October 2003 and completed at the end of 2004, the Company eliminated 5,100 positions. The Company completed a similar program in 2005 with 900 positions being eliminated through December 31, 2005.

In November 2005, the Company announced the first phase of a global restructuring program designed to reduce the Company’s cost structure, increase efficiency, and enhance competitiveness. The initial steps included the implementation of a new supply strategy by the Merck Manufacturing Division, which is intended to create a leaner, more cost-effective and customer-focused manufacturing model over a three-year period. As part of the global restructuring program, the Company announced that it expected to eliminate approximately 7,000 positions in manufacturing and other divisions worldwide by the end of 2008. About half of the position reductions are expected to occur in the United States, with the remainder in other countries. As of December 31, 2007, there have been approximately 7,200 positions eliminated throughout the Company since inception of the program (approximately 2,400 of which were eliminated during 2007 comprised of actual headcount reductions, and the elimination of contractors and vacant positions). The Company, however, continues to hire new employees as the business requires. Merck previously announced its intention to sell or close five of its 31 manufacturing facilities worldwide and two preclinical sites and to reduce operations at a number of other sites. Through the end of 2007, four of the manufacturing facilities had been closed, sold, or had ceased operations, and the two preclinical sites were closed. The remaining facility was sold in January 2008. The Company has also sold certain other facilities and related assets in connection with the restructuring program.

Environmental Matters

The Company believes that it is in compliance in all material respects with applicable environmental laws and regulations. In 2007, the Company incurred capital expenditures of approximately $9.3 million for environmental protection facilities. The Company is also remediating environmental contamination resulting from past industrial activity at certain of its sites. Expenditures for remediation and environmental liabilities were $19.5 million in 2007, $12.6 million in 2006, and are estimated at $69.1 million for the years 2008 through 2011. These amounts do not consider potential recoveries from other parties. The Company has taken an active role in identifying and providing for these costs and, in management’s opinion, the liabilities for all environmental matters which are probable and reasonably estimable have been accrued and totaled $109.6 million at December 31, 2007. Although it is not possible to predict with certainty the outcome of these environmental matters, or the ultimate costs of remediation, management does not believe that any reasonably possible expenditures that may be incurred in excess of the liabilities accrued should exceed $54.0 million in the aggregate. Management also does not believe that these expenditures should have a material adverse effect on the Company’s financial position, results of operations, liquidity or capital resources for any year.

Geographic Area Information

The Company’s operations outside the United States are conducted primarily through subsidiaries. Sales worldwide by subsidiaries outside the United States were 39% of sales in 2007, 39% of sales in 2006 and 42% of sales in 2005.

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

The Company’s corporate governance guidelines and the charters of the Board of Directors’ six standing committees are available on the Company’s website at www.merck.com/about/corporategovernance and all such information is available in print to any stockholder who requests it from the Company.

Item 1A.	Risk Factors.

You should carefully consider all of the information set forth in this Form 10-K, including the following risk factors, before deciding to invest in any of the Company’s securities. The risks below are not the only ones the Company faces. Additional risks not currently known to the Company or that the Company presently deems immaterial may also impair its business operations. The Company’s business, financial condition, results of operations or prospects could be materially adversely affected by any of these risks. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. The Company’s results could materially differ from those anticipated in these forward-looking statements as a result of certain factors, including the risks it faces as described below and elsewhere. See “Cautionary Factors that May Affect Future Results” below.

The Company faces significant litigation related to Vioxx.

On September 30, 2004, the Company voluntarily withdrew Vioxx, its arthritis and acute pain medication, from the market worldwide. As of December 31, 2007, approximately 26,500 product liability lawsuits, involving approximately 47,275 plaintiff groups, alleging personal injuries resulting from the use of Vioxx, have been filed against the Company in state and federal courts in the United States. The Company is also a defendant in approximately 262 purported class actions related to the use of Vioxx. (All of these suits are referred to as the “Vioxx Product Liability Lawsuits”.) As discussed above, on November 9, 2007, the Company announced that it had entered into an agreement (the “Settlement Agreement”) with the law firms that comprise the executive committee of the Plaintiffs’ Steering Committee of the federal multidistrict Vioxx litigation as well as representatives of plaintiffs’ counsel in the Texas, New Jersey and California state coordinated proceedings to resolve state and federal myocardial infarction (“MI”) and ischemic stroke (“IS”) claims filed as of that date in the United States. The Settlement Agreement, which also applies to tolled claims, was signed by the parties after several meetings with three of the four judges overseeing the coordination of more than 95 percent of the current claims in the Vioxx product liability litigation. The Settlement Agreement applies only to U.S. legal residents and those who allege that their MI or IS occurred in the United States.

Under the Settlement Agreement, if, by March 1, 2008 (subject to extension), plaintiffs enroll in the resolution process (the “Settlement Program”) at least 85 percent of each of all currently pending and tolled (i) MI claims, (ii) IS claims, (iii) eligible MI and IS claims together which involve death, and (iv) eligible MI and IS claims which together allege more than 12 months of use, Merck will pay an aggregate of $4.85 billion into two funds for qualifying claims consisting of $4.0 billion for qualifying MI claims and $850 million for qualifying IS claims. The Company expects that the participation conditions will be met; however, if they are not, the Company will have the right to waive the conditions or terminate the Settlement Agreement.

Claims of certain individual third-party payors remain pending in the New Jersey court, and counsel purporting to represent a large number of third-party payors has threatened to file numerous additional such actions. Activity in the pending cases is currently stayed.

There are also pending in various U.S. courts putative class actions purportedly brought on behalf of individual purchasers or users of Vioxx and claiming either reimbursement of alleged economic loss or an entitlement to medical monitoring. All of these cases are at early procedural stages, and no class has been certified. In New Jersey, the trial court dismissed the complaint in the case of Sinclair, a purported statewide medical monitoring class. The Appellate Division reversed the dismissal, and the issue is now on appeal to the New Jersey Supreme Court. That court heard argument on October 22, 2007.

In addition to the Vioxx Product Liability Lawsuits, various purported class actions and individual lawsuits have been brought against the Company and several current and former officers and directors of the Company alleging that the Company made false and misleading statements regarding Vioxx in violation of the federal and state securities laws (all of these suits are referred to as the “Vioxx Securities Lawsuits”). In addition, various putative class actions have been brought against the Company and several current and former employees, officers, and directors of the Company alleging violations of the Employee Retirement Income Security Act (“ERISA”). (All of these suits are referred to as the “Vioxx ERISA Lawsuits”.) In addition, shareholder derivative suits that were previously filed and dismissed are now on appeal and several shareholders have filed demands with the Company asserting claims against the Board members and Company officers. (All of these suits and demands are referred to as the “Vioxx Derivative Lawsuits” and, together with the Vioxx Securities Lawsuits and the Vioxx ERISA Lawsuits, the “Vioxx Shareholder Lawsuits”.) The Company has also been named as a defendant in actions in various countries outside the United States. (All of these suits are referred to as the “Vioxx Foreign Lawsuits”.) The Company has also been sued by seven states and two counties with respect to the marketing of Vioxx. The Company anticipates that additional lawsuits relating to Vioxx will be filed against it and/or certain of its current and former officers and directors in the future.

The SEC is conducting a formal investigation of the Company concerning Vioxx. The U.S. Department of Justice has issued a subpoena requesting information relating to the Company’s research, marketing and selling activities with respect to Vioxx in a federal health care investigation under criminal statutes. There are also ongoing investigations by local authorities in Europe. A group of Attorneys General from thirty-one states and the District of Columbia are conducting an investigation of the Company’s sales and marketing of Vioxx. The Company is cooperating with authorities in all of these investigations. (All of these investigations are referred to as the “Vioxx Investigations”.) The Company can not predict the outcome of any of these investigations; however, they could result in potential civil and/or criminal liability.

To date, in the Vioxx product liability litigation, juries have decided in Merck’s favor 12 times and in plaintiffs’ favor five times. One Merck verdict was set aside by the court and has not been retried. Another Merck verdict was set aside and retried, leading to one of the five plaintiff verdicts. There have been two unresolved mistrials. With respect to the five plaintiffs’ verdicts, Merck already has filed an appeal or sought judicial review in each of those cases, and in one of those four, a federal judge overturned the damage award shortly after trial. The Vioxx product liability litigation is discussed more fully in Item 3. “Legal Proceedings” below.

The outcomes of these Vioxx Product Liability trials should not be interpreted to indicate any trend or what outcome may be likely in future Vioxx trials.

The Company currently anticipates that a number of Vioxx Product Liability Lawsuits will be tried in 2008. A trial in the Oregon securities case is scheduled for 2008, but the Company cannot predict whether this trial will proceed on schedule or the timing of any of the other Vioxx Shareholder Lawsuit trials. The Company believes that it has meritorious defenses to the Vioxx Product Liability Lawsuits, Vioxx Shareholder Lawsuits and Vioxx Foreign Lawsuits (collectively, the “Vioxx Lawsuits”) and will vigorously defend against them. The Company’s insurance coverage with respect to the Vioxx Lawsuits will not be adequate to cover its defense costs and any losses.

During 2007, the Company spent $616 million, including $200 million in the fourth quarter, in the aggregate in legal defense costs worldwide related to (i) the Vioxx Product Liability Lawsuits, (ii) the Vioxx Shareholder Lawsuits, (iii) the Vioxx Foreign Lawsuits, and (iv) the Vioxx Investigations (collectively, the “Vioxx Litigation”). In the second quarter of 2007, the Company recorded a charge of $210 million and in the third quarter it recorded another charge of $70 million, to increase the reserve solely for its future legal defense costs related to the Vioxx Litigation from $858 million at December 31, 2006 to $522 million at December 31, 2007. In addition, as noted above, the Company recorded a pretax charge of $4.85 billion equal to the aggregate amount to be paid to the qualifying claimants in the Settlement Program. Thus, the Company’s total reserve for the Vioxx Litigation at December 31, 2007 was $5.372 billion (the “Vioxx Reserve”). The Vioxx Reserve is based on certain assumptions, described below under “Legal Proceedings”, and is the best estimate of the amount that the Company believes, at this time, will be spent through 2009.

The Company is not currently able to estimate any additional amount of damages that it may be required to pay in connection with the Vioxx Lawsuits or Vioxx Investigations. These proceedings are still expected to continue for years and the Company has very little information as to the course the proceedings will take. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek unspecified damages, the Company is unable to predict the outcome of these matters, and at this time cannot reasonably estimate the possible loss or range of loss with respect to the Vioxx Lawsuits not included in the

Settlement Program. The Company has not established any reserves for any potential liability relating to the Vioxx Lawsuits not included in the Settlement Program or the Vioxx Investigations.

A series of unfavorable outcomes in the Vioxx Lawsuits or the Vioxx Investigations, resulting in the payment of substantial damages or fines or resulting in criminal penalties, in excess of the Vioxx Reserve, could have a material adverse effect on the Company’s business, cash flow, results of operations, financial position and prospects.

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

Fosamax lost market exclusivity in the United States in February 2008. Fosamax Plus D will lose marketing exclusivity in the United States in April 2008. As a result of these events, the Company expects significant declines in U.S. Fosamax and Fosamax Plus D sales. U.S. sales of Fosamax and Fosamax Plus D were $2.0 billion in the aggregate in 2007. Sales of Fosamax outside the United States have already been adversely affected by the availability of generic alendronate sodium products in some markets, including the United Kingdom, Canada and Germany.

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

Issues concerning Vytorin and the ENHANCE clinical trial could have a material adverse effect on sales of Vytorin and Zetia.

The Company and Schering-Plough sell Vytorin and Zetia through their joint venture company, Merck/Schering-Plough Pharmaceuticals (the “MSP Partnership”). On January 14, 2008, the MSP Partnership announced the primary endpoint and other results of the ENHANCE (Effect of Combination Ezetimibe and High-Dose Simvastatin vs. Simvastatin Alone on the Atherosclerotic Process in Patients with Heterozygous Familial Hypercholesterolemia) trial. ENHANCE was a surrogate endpoint trial conducted in 720 patients with Heterozygous Familial Hypercholesterolemia, a rare condition that affects approximately 0.2% of the population. The primary endpoint was the mean change in the intima-media thickness measured at three sites in the carotid arteries (the right and left common carotid, internal carotid and carotid bulb) between patients treated with ezetimibe/simvastatin 10/80 mg versus patients treated with simvastatin 80 mg alone over a two year period. There was no statistically significant difference between treatment groups on the primary endpoint. There was also no statistically significant difference between the treatment groups for each of the components of the primary endpoint, including the common carotid artery.

During December 2007 and through February 26, 2008, the Company and its joint-venture partner, Schering-Plough, received several joint letters from the House Committee on Energy and Commerce and the House Subcommittee on Oversight and Investigations, and one letter from the Senate Finance Committee, collectively seeking a combination of witness interviews, documents and information on a variety of issues related to the ENHANCE clinical trial, the sale and promotion of Vytorin, as well as sales of stock by corporate officers. On January 25, 2008, the companies and the MSP Partnership each received two subpoenas from the New York State Attorney General’s Office seeking similar information and documents. Merck and Schering-Plough have also each received a letter from the Office of the Connecticut Attorney General dated February 1, 2008, requesting documents related to the marketing and sale of Vytorin and Zetia and the timing of disclosures of the results of ENHANCE. The Company is cooperating with these investigations and working with Schering-Plough to respond to the inquiries. In addition, since mid-January 2008, the Company has become aware of or been served with approximately 85 civil class action lawsuits alleging common law and state consumer fraud claims in connection with the MSP Partnership’s sale and promotion of Vytorin and Zetia.

The Company has been closely monitoring sales of Vytorin and Zetia following the release of the ENHANCE clinical trial results in a press release on January 14, 2008. To date, sales of both products in the U.S. have been below the Company’s prior expectations. In addition, wholesalers in the U.S. have moderated their purchases of both products to reduce their inventory levels.

These issues concerning the ENHANCE clinical trial could have a material adverse effect on the MSP Partnership’s sales of Vytorin and Zetia. If sales of such products are materially adversely affected, the Company’s business, cash flow, results of operations, financial position and prospects could also be materially adversely affected. In addition, unfavorable outcomes resulting from the government investigations or the consumer fraud litigation concerning the sale and promotion of these products could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

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

The Company may experience difficulties and delays in the manufacturing of its products.

The Company may experience difficulties and delays inherent in manufacturing its products, particularly its vaccines, such as (i) failure of the Company or any of its vendors or suppliers to comply with Current Good Manufacturing Practices and other applicable regulations and quality assurance guidelines that could lead to manufacturing shutdowns, product shortages and delays in product manufacturing; (ii) construction delays related to the construction of new facilities or the expansion of existing facilities, including those intended to support future demand for the Company’s products; and (iii) other manufacturing or distribution problems including changes in manufacturing production sites and limits to manufacturing capacity due to regulatory requirements, changes in types of products produced, or physical limitations that could impact continuous supply. Manufacturing difficulties can result in product shortages, leading to lost sales.

Pharmaceutical products can develop unexpected safety or efficacy concerns.

Unexpected safety or efficacy concerns can arise with respect to marketed products, whether or not scientifically justified, leading to product recalls, withdrawals, or declining sales, as well as product liability, consumer fraud and/or other claims.

The Company has no product liability insurance for products first sold after August 1, 2004.

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

•	Significant litigation related to Vioxx, including whether the Settlement Agreement will be consummated.

•	Competition from generic products as the Company’s products lose patent protection.

•	Increased “brand” competition in therapeutic areas important to the Company’s long-term business performance.

•	The difficulties and uncertainties inherent in new product development. The outcome of the lengthy and complex process of new product development is inherently uncertain. A drug candidate can fail at any stage of the process and one or more late-stage product candidates could fail to receive regulatory approval. New product candidates may appear promising in development but fail to reach the market because of efficacy or safety concerns, the inability to obtain necessary regulatory approvals, the difficulty or excessive cost to manufacture and/or the infringement of patents or intellectual property rights of others. Furthermore, the sales of new products may prove to be disappointing and fail to reach anticipated levels.

•	Pricing pressures, both in the United States and abroad, including rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and health care reform, pharmaceutical reimbursement and pricing in general.

•	Changes in government laws and regulations and the enforcement thereof affecting the Company’s business.

•	Efficacy or safety concerns with respect to marketed products, whether or not scientifically justified, leading to product recalls, withdrawals or declining sales.

•	Legal factors, including product liability claims, antitrust litigation and governmental investigations, including tax disputes, environmental concerns and patent disputes with branded and generic competitors, any of which could preclude commercialization of products or negatively affect the profitability of existing products.

•	Lost market opportunity resulting from delays and uncertainties in the approval process of the FDA and foreign regulatory authorities.

•	Increased focus on privacy issues in countries around the world, including the United States and the EU. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect directly the Company’s business.

•	Changes in tax laws including changes related to the taxation of foreign earnings.

•	Changes in accounting pronouncements promulgated by standard-setting or regulatory bodies, including the Financial Accounting Standards Board and the SEC, that are adverse to the Company.

•	Economic factors over which the Company has no control, including changes in inflation, interest rates and foreign currency exchange rates.

This list should not be considered an exhaustive statement of all potential risks and uncertainties. See “Risk Factors” above.

Item 1B.  Unresolved Staff Comments.

None

Item 2.	Properties.

The Company’s corporate headquarters is located in Whitehouse Station, New Jersey. The Company’s U.S. pharmaceutical business is conducted through divisional headquarters located in Upper Gwynedd and West Point, Pennsylvania. The Company’s vaccines business is conducted through divisional headquarters located in West Point. Principal research facilities for human health products are located in Rahway, New Jersey and West Point. The Company also has production facilities for human health products at seven locations in the United States and Puerto Rico. Branch warehouses provide services throughout the country. Outside the United States, through subsidiaries, the Company owns or has an interest in manufacturing plants or other properties in Australia, Canada, Japan, Singapore, South Africa, and other countries in Western Europe, Central and South America, and Asia.

Capital expenditures for 2007 were $1.0 billion compared with $980.2 million for 2006. In the United States, these amounted to $788.0 million for 2007 and $714.7 million for 2006. Abroad, such expenditures amounted to $223.0 million for 2007 and $265.5 million for 2006.

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

Vioxx Litigation

Product Liability Lawsuits
As previously disclosed, individual and putative class actions have been filed against the Company in state and federal courts alleging personal injury and/or economic loss with respect to the purchase or use of Vioxx. All such actions filed in federal court are coordinated in a multidistrict litigation in the U.S. District Court for the Eastern District of Louisiana (the “MDL”) before District Judge Eldon E. Fallon. A number of such actions filed in state court are coordinated in separate coordinated proceedings in state courts in New Jersey, California and Texas, and the counties of Philadelphia, Pennsylvania and Washoe and Clark Counties, Nevada. As of December 31, 2007, the Company had been served or was aware that it had been named as a defendant in approximately 26,500 lawsuits, which include approximately 47,275 plaintiff groups, alleging personal injuries resulting from the use of Vioxx, and in approximately 262 putative class actions alleging personal injuries and/or economic loss. (All of the actions discussed in this paragraph are collectively referred to as the “Vioxx Product Liability Lawsuits”.) Of these lawsuits, approximately 9,025 lawsuits representing approximately 26,275 plaintiff groups are or are slated to be in the federal MDL and approximately 15,575 lawsuits representing approximately 15,575 plaintiff groups are included in a coordinated proceeding in New Jersey Superior Court before Judge Carol E. Higbee.

In addition to the Vioxx Product Liability Lawsuits discussed above, the claims of over 6,350 plaintiffs had been dismissed as of December 31, 2007. Of these, there have been over 1,850 plaintiffs whose claims were dismissed with prejudice (i.e., they cannot be brought again) either by plaintiffs themselves or by the courts. Over 4,500 additional plaintiffs have had their claims dismissed without prejudice (i.e., subject to the applicable statute of limitations, they can be brought again).

Merck entered into a tolling agreement (the “Tolling Agreement”) with the MDL Plaintiffs’ Steering Committee (“PSC”) that established a procedure to halt the running of the statute of limitations (tolling) as to certain categories of claims allegedly arising from the use of Vioxx by non-New Jersey citizens. The Tolling Agreement applied to individuals who have not filed lawsuits and may or may not eventually file lawsuits and only to those claimants who seek to toll claims alleging injuries resulting from a thrombotic cardiovascular event that results in a myocardial infarction (“MI”) or ischemic stroke (“IS”). The Tolling Agreement provided counsel additional time to evaluate potential claims. The Tolling Agreement required any tolled claims to be filed in federal court. As of December 31, 2007, approximately 13,230 claimants had entered into Tolling Agreements. The parties agreed that April 9, 2007 was the deadline for filing Tolling Agreements and no additional Tolling Agreements are being accepted.

On November 9, 2007, Merck announced that it had entered into an agreement (the “Settlement Agreement”) with the law firms that comprise the executive committee of the PSC of the federal Vioxx MDL as well as representatives of plaintiffs’ counsel in the Texas, New Jersey and California state coordinated proceedings to resolve state and federal MI and IS claims filed as of that date in the United States. The Settlement Agreement, which also applies to tolled claims, was signed by the parties after several meetings with three of the four judges overseeing the coordination of more than 95 percent of the current claims in the Vioxx Litigation. The Settlement Agreement applies only to U.S. legal residents and those who allege that their MI or IS occurred in the United States.

The entire Settlement Agreement, including accompanying exhibits, may be found at www.merck.com. The Company has included this website address only as an inactive textual reference and does not intend it to be an active link to its website nor does it incorporate by reference the information contained therein. If certain participation conditions under the Settlement Agreement are met, which conditions may be waived by Merck, Merck will pay a fixed aggregate amount of $4.85 billion into two funds for qualifying claims that enter into the resolution process (the “Settlement Program”). Individual claimants will be examined by administrators of the Settlement Program to determine qualification based on objective, documented facts provided by claimants, including records sufficient for a scientific evaluation of independent risk factors. The conditions in the Settlement Agreement also require claimants to pass three gates: an injury gate requiring objective, medical proof of an MI or IS (each as defined in the Settlement Agreement), a duration gate based on documented receipt of at least 30 Vioxx pills, and a proximity gate requiring receipt of pills in sufficient number and proximity to the event to support a presumption of ingestion of Vioxx within 14 days before the claimed injury.

The Settlement Agreement provides that Merck does not admit causation or fault. Merck’s payment obligations under the Settlement Agreement will be triggered only if, among other conditions, (1) law firms on the federal and state PSCs and firms that have tried cases in the coordinated proceedings elect to recommend enrollment in the program to 100 percent of their clients who allege either MI or IS and (2) by March 1, 2008 (subject to extension), plaintiffs enroll in the Settlement Program at least 85 percent of each of all currently pending and tolled (i) MI claims, (ii) IS claims, (iii) eligible MI and IS claims together which involve death, and (iv) eligible MI and IS claims together which allege more than 12 months of use. The Company has the right to waive these participation conditions.

Under the Settlement Agreement, Merck will create separate funds in the amount of $4.0 billion for MI claims and $850 million for IS claims. Once triggered, Merck’s total payment for both funds of $4.85 billion is a fixed amount to be allocated among qualifying claimants based on their individual evaluation. While at this time the exact number of claimants covered by the Settlement Agreement is unknown, the total dollar amount is fixed. Payments to individual qualifying claimants could begin as early as August 2008 and then will be paid over a period of time. Merck retains its right to terminate this process without any payment to any claimant, and to defend each claim individually at trial if any of the aforementioned participation conditions in the Settlement Agreement are not met.

After the Settlement Agreement was announced on November 9, 2007, judges in the Federal MDL, California, Texas and New Jersey State Coordinated Proceedings entered a series of orders. The orders: (1) temporarily stayed their respective litigations; (2) required plaintiffs to register their claims by January 15, 2008; (3) require plaintiffs with cases pending as of November 9, 2007 to preserve and produce records and serve expert reports; and (4) require plaintiffs who file thereafter to make similar productions on an accelerated schedule. The Clark County, Nevada coordinated proceeding was also generally stayed.

As of February 26, 2008, more than 57,000 plaintiffs had submitted registration materials, including more than 47,000 plaintiffs who allege an MI or IS. In addition, as of February 26, 2008, more than 33,000 claimants have started submitting enrollment materials. The registration and enrollment materials currently are being evaluated for eligibility, accuracy and completeness. The claims administrator continues to receive new materials from plaintiffs.

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

The Company has previously disclosed the outcomes of several Vioxx Product Liability Lawsuits that were tried prior to September 30, 2007 (see chart below).

The following sets forth the results of trials and certain significant rulings that occurred in or after the fourth quarter of 2007 with respect to the Vioxx Product Liability Lawsuits.

On October 5, 2007, the jury in Kozic v. Merck, a case tried in state court in Tampa, Florida found unanimously in favor of Merck on all counts, rejecting a claim that the Company was liable for plaintiff’s heart attack. In December 2007, plaintiff filed an appeal but agreed to an order staying all other post-trial activity pending his entry into the Settlement Program.

On January 18, 2007, Judge Victoria Chaney declared a mistrial in a consolidated trial of two cases, Appell v. Merck and Arrigale v. Merck, which had commenced on October 31, 2006 in California state court in Los Angeles, after the jury indicated that it could not reach a verdict. Judge Chaney had rescheduled the re-trial of the combined trial of Appell and Arrigale for January 8, 2008, but both of these cases are now stayed.

In April 2006, in a trial involving two plaintiffs, Thomas Cona and John McDarby, in Superior Court of New Jersey, Law Division, Atlantic County, the jury returned a split verdict. The jury determined that Vioxx did not substantially contribute to the heart attack of Mr. Cona, but did substantially contribute to the heart attack of Mr. McDarby. The jury also concluded that, in each case, Merck violated New Jersey’s consumer fraud statute, which allows plaintiffs to receive their expenses for purchasing the drug, trebled, as well as reasonable attorneys’ fees. The jury awarded $4.5 million in compensatory damages to Mr. McDarby and his wife, who also was a plaintiff in that case, as well as punitive damages of $9 million. On June 8, 2007, Judge Higbee denied Merck’s motion for a new trial. On June 15, 2007, Judge Higbee awarded approximately $4 million in the aggregate in attorneys’ fees and costs. The Company has appealed the judgments in both cases and the Appellate Division held oral argument on both cases on January 16, 2008.

On March 27, 2007, a jury found for Merck on all counts in Schwaller v. Merck, which was tried in state court in Madison County, Illinois. The plaintiff moved for a new trial on May 25, 2007. The plaintiff filed a supplemental motion for a new trial on September 5, 2007. On December 11, 2007, Judge Stack signed a consent order staying all post-trial activity in the case until March 2008.

On December 15, 2006, the jury in Albright v. Merck, a case tried in state court in Birmingham, Alabama, returned a verdict for Merck on all counts. Plaintiff appealed in July 2007 to the Alabama Supreme Court, but in December 2007, plaintiff agreed to stay his appeal pending his entry into the Settlement Program.

On April 19, 2007, Judge Randy Wilson, who presides over the Texas Vioxx coordinated proceeding, dismissed the failure to warn claim of plaintiff Ruby Ledbetter, whose case was scheduled to be tried on May 14, 2007. Judge Wilson relied on a Texas statute enacted in 2003 that provides that there can be no failure to warn regarding a prescription medicine if the medicine is distributed with FDA-approved labeling. There is an exception in the statute if required, material, and relevant information was withheld from the FDA that would have led to a different decision regarding the approved labeling, but Judge Wilson found that the exception is preempted by federal law unless the FDA finds that such information was withheld. Judge Wilson is currently presiding over approximately 1,000 Vioxx suits in Texas in which a principal allegation is failure to warn. Judge Wilson certified the decision for an expedited appeal to the Texas Court of Civil Appeals. Plaintiffs have appealed the decision. On October 11, 2007, Merck filed a motion to abate the hearing of the appeal until after the U.S. Supreme Court’s decision in Warner Lambert v. Kent, which is to be decided in 2008. On October 25, 2007, the Texas Court of

Appeals denied Merck’s motion to abate. The parties are currently briefing the appeal. The Company expects oral argument to be set sometime in the spring of 2008.

In July 2006, in Doherty v. Merck, in Superior Court of New Jersey, Law Division, Atlantic County, a jury returned a verdict in favor of the Company on all counts. The jury rejected a claim by the plaintiff that her nearly three years of Vioxx use caused her heart attack. The jury also found in Merck’s favor on the plaintiff’s consumer fraud claim. Plaintiff filed a motion for a new trial in August 2006. On December 21, 2007, Judge Higbee denied plaintiff’s motion for a new trial without prejudice in light of plaintiff’s expressed intention to participate in the Settlement Program.

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

The Hermans/Humeston trial was separated into two phases: a general phase regarding Merck’s conduct and a plaintiff-specific phase. On March 2, 2007, the jury found for Merck in the general phase on the Hermans failure to warn claim, and the consumer fraud claim was subsequently submitted to Judge Higbee for decision. On March 12, 2007, the jury found for plaintiffs in the Humeston case, awarding compensatory damages to Mr. Humeston in the amount of $18 million and to Mrs. Humeston in the amount of $2 million. The jury also awarded $27.5 million in punitive damages. Merck has moved for a judgment notwithstanding the verdict, a new trial, or reduction of the award. These and other post-trial motions are currently pending. On December 11, 2007, the Court dismissed the motion for new trial without prejudice in Hermans.

On July 31, 2007, the New Jersey Appellate Division unanimously upheld Judge Higbee’s dismissal of Vioxx Product Liability Lawsuits brought by residents of the United Kingdom. Plaintiffs had asked the New Jersey Supreme Court to review the decision. On November 15, 2007, the New Jersey Supreme Court declined to review the decision.

Merck voluntarily withdrew Vioxx from the market on September 30, 2004. Most states have statutes of limitations for product liability claims of no more than three years, which require that claims must be filed within no more than three years after the plaintiffs learned or could have learned of their potential cause of action. As a result, some may view September 30, 2007 as a significant deadline for filing Vioxx cases. It is important to note, however, that the law regarding statutes of limitations can be complex and variable, depending on the facts and applicable law. Some states have longer statutes of limitations. There are also arguments that the statutes of limitations began running before September 30, 2004. New Jersey Superior Court Judge Higbee and Federal District Court Judge Fallon have issued orders in cases from New Jersey and eight other jurisdictions ruling that the statutory period for making Vioxx personal injury claims has passed. Judge Higbee’s order was issued on October 15, 2007 and Judge Fallon’s was issued on November 8, 2007.

The following chart sets forth the results of all U.S. Vioxx Product Liability trials to date. Juries have now decided in favor of the Company 12 times and in plaintiffs’ favor five times. One Merck verdict was set aside by the court and has not been retried. Another Merck verdict was set aside and retried, leading to one of the five plaintiff verdicts. There have been two unresolved mistrials. With respect to the five plaintiffs’ verdicts, Merck has filed an appeal or sought judicial review in each of those cases, and in one of those five, a federal judge reduced the damage award after trial. Certain of the plaintiffs in the trials listed below may be eligible for the Settlement Program.

State or
Federal
Verdict Date	Plaintiff	Court	Result	Comments
Aug. 19, 2005	Ernst	Texas	Verdict for Plaintiff	Jury awarded Plaintiff $253.4 million; the Court reduced amount to approximately $26.1 million plus interest. The judgment is now on appeal.

Nov. 3, 2005 and March 12, 2007	Humeston	New Jersey	Verdict for Merck, then judge set aside the verdict, ordering a new trial, which resulted in a verdict for Plaintiff.
In the 2005 trial, the jury found for Merck. In August 2006, the Court set aside the verdict, and ordered a new trial for January 2007.

At the conclusion of the 2007 trial, the jury awarded Plaintiff a total of $47.5 million in damages. The jury also awarded Plaintiff the nominal sum of $36.00 on their Consumer Fraud Act claim. Merck has moved for a judgment notwithstanding the verdict, a reduced verdict amount, and for a new trial. These motions are still pending.

Dec. 12, 2005 and Feb. 17, 2006	Plunkett	Federal	Verdict for Merck, judge then set aside the verdict	Merck prevailed in the February 2006 retrial. The Court set aside the February 2006 verdict in May 2007. No date has been set for a new trial.

April 5, 2006	McDarby	N.J.	Verdict for Plaintiff	Plaintiff was awarded $13.5 million in damages. In June 2007, the Court awarded Plaintiffs in this and the Cona claim tried with it approximately $4 million in attorneys’ fees and costs. Merck has appealed the judgment including the award of attorney’s fees and costs.

April 5, 2006	Cona	N.J.	Verdict for Merck on failure to warn claim	The jury found for Merck on the failure to warn claim. The jury awarded Plaintiff the nominal sum of $135.00 for his Consumer Fraud Act claim. In June 2007, the Court awarded Plaintiffs in this and the McDarby claim tried with it approximately $4 million in attorneys’ fees and costs. Merck has appealed the judgment including the award of attorney’s fees and costs.

April 21, 2006	Garza	Texas	Verdict for Plaintiff	Judge reduced $32 million jury award to $8.7 million plus interest. Merck filed an appeal on March 20, 2007.

State or
Federal
Verdict Date	Plaintiff	Court	Result	Comments
July 13, 2006	Doherty	N.J.	Verdict for Merck	The Court denied the motion for new trial without prejudice pending Plaintiff’s entry into the Settlement Program.

Aug. 2, 2006	Grossberg	California	Verdict for Merck	Plaintiff’s motion for a new trial was denied, and his subsequent appeal was dismissed.

Aug. 17, 2006	Barnett	Federal	Verdict for Plaintiff	Jury awarded Plaintiff $51 million in damages. The judge ruled the award was “grossly excessive,” and reduced the award to $1.6 million. Merck has appealed the Judgment to the Court of Appeals.

Sept. 26, 2006	Smith	Federal	Verdict for Merck

Nov. 15, 2006	Mason	Federal	Verdict for Merck

Dec. 13, 2006	Dedrick	Federal	Verdict for Merck	Plaintiff’s motion for a new trial was denied in May 2007.

Dec. 15, 2006	Albright	Alabama	Verdict for Merck	Plaintiff appealed in July 2007 to the Alabama Supreme Court, but in December 2007, Plaintiff agreed to stay his appeal pending his entry into the Settlement Program.

Jan. 18, 2007	Arrigale/Appell	California	Mistrial declared after the jury deadlocked	Jury failed to return verdicts in cases filed by two Plaintiffs who alleged Vioxx contributed to their heart attacks. These cases are now stayed.

March 2, 2007	Hermans	New Jersey	Verdict for Merck on the failure to warn claim	The jury found for Merck on the failure to warn claim. The parties submitted the Consumer Fraud Act claim to the Court for resolution. This remains pending but subject to the stay.

March 27, 2007	Schwaller	Illinois	Verdict for Merck	Plaintiff moved for a new trial. On December 11, 2007, Judge Stack signed a consent order staying all post-trial activity in the case until March 2008.

Oct. 5, 2007	Kozic	Florida	Verdict for Merck	In December 2007, Plaintiff filed an appeal but agreed to an order staying all other post-trial activity pending his entry into the Settlement Program.

Other Lawsuits
As previously disclosed, on July 29, 2005, a New Jersey state trial court certified a nationwide class of third-party payors (such as unions and health insurance plans) that paid in whole or in part for the Vioxx used by their plan members or insureds. The named plaintiff in that case sought recovery of certain Vioxx purchase costs (plus penalties) based on allegations that the purported class members paid more for Vioxx than they would have had they known of the product’s alleged risks. On March 31, 2006, the New Jersey Superior Court, Appellate Division, affirmed the class certification order. On September 6, 2007, the New Jersey Supreme Court reversed the certification of a nationwide class action of third-party payors, finding that the suit does not meet the requirements for a class action. Claims of certain individual third-party payors remain pending in the New Jersey court, and counsel purporting to represent a large number of third-party payors has threatened to file numerous additional such actions. Activity in the pending cases is currently stayed.

There are also pending in various U.S. courts putative class actions purportedly brought on behalf of individual purchasers or users of Vioxx and claiming either reimbursement of alleged economic loss or an entitlement to medical monitoring. All of these cases are at early procedural stages, and no class has been certified. In New Jersey, the trial court dismissed the complaint in the case of Sinclair, a purported statewide medical monitoring class. The Appellate Division reversed the dismissal, and the issue is now on appeal to the New Jersey Supreme Court. That court heard argument on October 22, 2007.

As previously reported, the Company has also been named as a defendant in separate lawsuits brought by the Attorneys General of seven states, and the City of New York. A Colorado taxpayer has also filed a derivative suit, on behalf of the State of Colorado, naming the Company. These actions allege that the Company misrepresented the safety of Vioxx and seek (i) recovery of the cost of Vioxx purchased or reimbursed by the state and its agencies; (ii) reimbursement of all sums paid by the state and its agencies for medical services for the treatment of persons injured by Vioxx; (iii) damages under various common law theories; and/or (iv) remedies under various state statutory theories, including state consumer fraud and/or fair business practices or Medicaid fraud statutes, including civil penalties. In addition, the Company has been named in two other lawsuits containing similar allegations filed by governmental entities seeking the reimbursement of alleged Medicaid expenditures for Vioxx. Those lawsuits are (1) a class action filed by Santa Clara County, California on behalf of all similarly situated California counties, and (2) an action filed by Erie County, New York. With the exception of the case filed by Texas (which remains in Texas state court and is currently scheduled for trial in September 2008) and the New York Attorney General and Erie County cases (which are pending transfer), the rest of the actions described in this paragraph have been transferred to the federal MDL and have not experienced significant activity to date.

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

In October 2005, a Dutch pension fund filed a complaint in the District of New Jersey alleging violations of federal securities laws as well as violations of state law against the Company and certain officers. Pursuant to the Case Management Order governing the Shareholder MDL, the case, which is based on the same allegations as the Vioxx Securities Lawsuits, was consolidated with the Vioxx Securities Lawsuits. Defendants’ motion to dismiss the pension fund’s complaint was filed on August 3, 2007. In September 2007, the Dutch pension fund filed an amended complaint rather than responding to defendants’ motion to dismiss. In addition in 2007, six new complaints were filed in the District of New Jersey on behalf of various foreign institutional investors also alleging violations of federal securities laws as well as violations of state law against the Company and certain officers. Defendants are not required to respond to these complaints until after the Third Circuit issues a decision on the securities lawsuit currently on appeal.

As previously disclosed, on August 15, 2005, a complaint was filed in Oregon state court by the State of Oregon through the Oregon state treasurer on behalf of the Oregon Public Employee Retirement Fund against the Company and certain current and former officers and directors under Oregon securities law. A trial date has been set for October 2008.

As previously disclosed, various shareholder derivative actions filed in federal court were transferred to the Shareholder MDL and consolidated for all purposes by Judge Chesler (the “Vioxx Derivative Lawsuits”). On May 5, 2006, Judge Chesler granted defendants’ motion to dismiss and denied plaintiffs’ request for leave to amend their complaint. Plaintiffs appealed, arguing that Judge Chesler erred in denying plaintiffs’ leave to amend their complaint with materials acquired during discovery. On July 18, 2007, the United States Court of Appeals for the Third Circuit reversed the District Court’s decision on the grounds that Judge Chesler should have allowed plaintiffs to make use of the discovery material to try to establish demand futility, and remanded the case for the District Court’s consideration of whether, even with the additional materials, plaintiffs’ request to amend their complaint would still be futile. Plaintiffs filed their brief in support of their request for leave to amend their complaint in November 2007. That motion is pending.

In addition, as previously disclosed, various putative class actions filed in federal court under the Employee Retirement Income Security Act (“ERISA”) against the Company and certain current and former officers and directors (the “Vioxx ERISA Lawsuits” and, together with the Vioxx Securities Lawsuits and the Vioxx Derivative Lawsuits, the “Vioxx Shareholder Lawsuits”) have been transferred to the Shareholder MDL and consolidated for all purposes. The consolidated complaint asserts claims on behalf of certain of the Company’s current and former employees who are participants in certain of the Company’s retirement plans for breach of fiduciary duty. The lawsuits make similar allegations to the allegations contained in the Vioxx Securities Lawsuits. On July 11, 2006, Judge Chesler granted in part and denied in part defendants’ motion to dismiss the ERISA complaint. In October 2007, plaintiffs moved for certification of a class of individuals who were participants in and beneficiaries of the Company’s retirement savings plans at any time between October 1, 1998 and September 30, 2004 and whose plan accounts included investments in the Merck Common Stock Fund and/or Merck common stock. That motion is pending.

As previously disclosed, on October 29, 2004, two individual shareholders made a demand on the Company’s Board to take legal action against Mr. Raymond Gilmartin, former Chairman, President and Chief Executive Officer and other individuals for allegedly causing damage to the Company with respect to the allegedly improper marketing of Vioxx. In December 2004, the Special Committee of the Board of Directors retained the Honorable John S. Martin, Jr. of Debevoise & Plimpton LLP to conduct an independent investigation of, among other things, the allegations set forth in the demand. Judge Martin’s report was made public in September 2006. Based on the Special Committee’s recommendation made after careful consideration of the Martin report and the impact that derivative litigation would have on the Company, the Board rejected the demand. On October 11, 2007, the shareholders filed a lawsuit in state court in Atlantic County, NJ against current and former executives and directors of the Company alleging that the Board’s rejection of their demand was unreasonable and improper, and that the defendants breached various duties to the Company in allowing Vioxx to be marketed.

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

Insurance
As previously disclosed, the Company has product liability insurance for claims brought in the Vioxx Product Liability Lawsuits with stated upper limits of approximately $630 million after deductibles and co-

insurance. This insurance provides coverage for legal defense costs and potential damage amounts in connection with the Vioxx Product Liability Lawsuits. The Company’s insurance coverage with respect to the Vioxx Lawsuits will not be adequate to cover its defense costs and losses.

As previously disclosed, the Company’s upper level excess insurers (which provide excess insurance potentially applicable to all of the Vioxx Lawsuits) had commenced an arbitration seeking, among other things, to cancel those policies, to void all of their obligations under those policies and to raise other coverage issues with respect to the Vioxx Lawsuits. As previously disclosed, in November 2007, the tribunal in the arbitration ruled in the Company’s favor ordering the upper level excess insurers to comply with their obligations under the policies. The Company recorded a $455 million gain in the fourth quarter as a result of certain other settlements and the tribunal’s decision. In addition, prior to recording the gain in the fourth quarter of 2007, as a result of settlements with, and payments made by, certain of its insurers, the Company had previously received insurance proceeds of approximately $145 million. The Company still has claims that have not yet been resolved against lower level excess insurers to obtain reimbursement for amounts paid in connection with Vioxx Product Liability Lawsuits. As a result of settlements that have already been made, the Company will not recover the full amount of the limits discussed in the first paragraph of this section. The resolution of claims against lower level insurers will also affect the total amount of insurance that is recovered for these claims. Other than the remaining coverage of approximately $15 million from the lower level excess insurers, the Company has no additional insurance for the Vioxx Product Liability Lawsuits.

The Company has Directors and Officers insurance coverage applicable to the Vioxx Securities Lawsuits and Vioxx Derivative Lawsuits with stated upper limits of approximately $190 million. The Company has Fiduciary and other insurance for the Vioxx ERISA Lawsuits with stated upper limits of approximately $275 million. As a result of the arbitration, additional insurance coverage for these claims should also be available, if needed, under upper-level excess policies that provide coverage for a variety of risks. There are disputes with the insurers about the availability of some or all of the Company’s insurance coverage for these claims and there are likely to be additional disputes. The amounts actually recovered under the policies discussed in this paragraph may be less than the stated upper limits.

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

Reserves
As discussed above, on November 9, 2007, Merck entered into the Settlement Agreement with the law firms that comprise the executive committee of the PSC of the federal Vioxx MDL as well as representatives of plaintiffs’ counsel in the Texas, New Jersey and California state coordinated proceedings to resolve state and federal MI and IS claims filed as of that date in the United States. The Settlement Agreement, which also applies to tolled claims, was signed by the parties after several meetings with three of the four judges overseeing the coordination of more than 95 percent of the current claims in the Vioxx Litigation. The Settlement Agreement applies only to U.S. legal residents and those who allege that their MI or IS occurred in the United States. As a result of entering into the Settlement Agreement, the Company recorded a pretax charge of $4.85 billion which represents the fixed aggregate amount to be paid to plaintiffs qualifying for payment under the Settlement Program.

The Company currently anticipates that a number of Vioxx Product Liability Lawsuits will be tried throughout 2008. A trial in the Oregon securities case is scheduled for 2008, but the Company cannot predict whether this trial will proceed on schedule or the timing of any of the other Vioxx Shareholder Lawsuit trials. The Company believes that it has meritorious defenses to the Vioxx Lawsuits and will vigorously defend against them. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek indeterminate damages, the Company is unable to predict the outcome of these matters, and at this time cannot reasonably estimate the possible loss or range of loss with respect to the Vioxx Lawsuits not included in the Settlement Program. The Company has not established any reserves for any potential liability relating to the Vioxx Lawsuits not included in the Settlement Program or the Vioxx Investigations, including for those cases in which verdicts or judgments have been entered against the Company, and are now in post-verdict proceedings or on appeal. In each of those cases the Company believes it has strong points to raise on appeal and therefore that unfavorable outcomes in such cases are not probable. Unfavorable outcomes in the Vioxx Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. As of December 31, 2005, the Company had a reserve of $685 million solely for its future legal defense costs related to the Vioxx Litigation. During 2006, the Company spent $500 million in the aggregate in legal defense costs related to the Vioxx Litigation and recorded additional charges of $673 million. Thus, as of December 31, 2006, the Company had a reserve of $858 million solely for its future legal defense costs related to the Vioxx Litigation.

During 2007, the Company spent approximately $616 million in the aggregate, in legal defense costs worldwide related to (i) the Vioxx Product Liability Lawsuits, (ii) the Vioxx Shareholder Lawsuits, (iii) the Vioxx Foreign Lawsuits, and (iv) the Vioxx Investigations (collectively, the “Vioxx Litigation”). In the second quarter and third quarter of 2007, the Company recorded charges of $210 million and $70 million, respectively, to increase the reserve solely for its future legal defense costs related to the Vioxx Litigation. In increasing the reserve, the Company considered the same factors that it considered when it previously established reserves for the Vioxx Litigation. In the fourth quarter, the Company spent approximately $200 million in Vioxx legal defense costs which resulted in a reserve of $522 million at December 31, 2007 for its future legal defense costs related to the Vioxx Litigation. After entering into the Settlement Agreement, the Company reviewed its reserve for the Vioxx legal defense costs and allocated approximately $80 million of its reserve to Merck’s anticipated future costs to administer the Settlement Program. Some of the significant factors considered in the review of the reserve were as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of the Vioxx Litigation, including the Settlement Agreement and the expectation that the Settlement Agreement will be consummated, but that certain lawsuits will continue to be pending; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the Vioxx Product Liability Lawsuits. Events such as scheduled trials, that are expected to occur throughout 2008 and 2009, and the inherent inability to predict the ultimate outcomes of such trials and the disposition of Vioxx Product Liability Lawsuits not participating in or not eligible for the Settlement Program, limit the Company’s ability to reasonably estimate its legal costs beyond 2009. Together with the $4.85 billion reserved for the Settlement Program, the aggregate amount of the reserve established for the Vioxx Litigation as of December 31, 2007 is approximately $5.372 billion (the “Vioxx Reserve”).

While the Company does not anticipate that it will need to increase the reserve every quarter, it will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase its reserves for legal defense costs at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

Other Product Liability Litigation

As previously disclosed, the Company is a defendant in product liability lawsuits in the United States involving Fosamax (the “Fosamax Litigation”). As of December 31, 2007, approximately 403 cases, which include approximately 911 plaintiff groups had been filed and were pending against Merck in either federal or state court, including 7 cases which seek class action certification, as well as damages and medical monitoring. In these actions, plaintiffs allege, among other things, that they have suffered osteonecrosis of the jaw, generally subsequent to invasive dental procedures such as tooth extraction or dental implants, and/or delayed healing, in association with the use of Fosamax. On August 16, 2006, the JPML ordered that the Fosamax product liability cases pending in federal courts nationwide should be transferred and consolidated into one multidistrict litigation (the “Fosamax MDL”) for coordinated pre-trial proceedings. The Fosamax MDL has been transferred to Judge John Keenan in the United States District Court for the Southern District of New York. As a result of the JPML order, approximately 350 of the cases are before Judge Keenan. Judge Keenan has issued a Case Management Order setting forth a schedule governing the proceedings which focuses primarily upon resolving the class action certification motions in 2007 and completing fact discovery in an initial group of 25 cases by August 1, 2008. Briefing and argument on plaintiffs’ motions for certification of medical monitoring classes were completed in 2007 and Judge Keenan issued an order denying the motions on January 3, 2008. On January 28, 2008, Judge Keenan issued a further order dismissing with prejudice all class claims asserted in the first four class action lawsuits filed against Merck that sought personal injury damages and/or medical monitoring relief on a class wide basis. Discovery is ongoing in both the Fosamax MDL litigation as well as in various state court cases. The Company intends to defend against these lawsuits.

As of December 31, 2007, the Company had a remaining reserve of approximately $27 million solely for its future legal defense costs for the Fosamax Litigation. Some of the significant factors considered in the establishment of the reserve for the Fosamax Litigation legal defense costs were as follows: the actual costs incurred by the Company thus far; the development of the Company’s legal defense strategy and structure in light of the creation of the Fosamax MDL; the number of cases being brought against the Company; and the anticipated timing, progression, and related costs of pre-trial activities in the Fosamax Litigation. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves. Due to the uncertain nature of litigation, the Company is unable to estimate its costs beyond 2009. The Company has not established any reserves for any potential liability relating to the Fosamax Litigation. Unfavorable outcomes in the Fosamax Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

Commercial Litigation

As previously disclosed, the Company was joined in ongoing litigation alleging manipulation by pharmaceutical manufacturers of Average Wholesale Prices (“AWP”), which are sometimes used in calculations that determine public and private sector reimbursement levels. In 2002, the JPML ordered the transfer and consolidation of all pending federal AWP cases to federal court in Boston, Massachusetts. Plaintiffs filed one consolidated class action complaint, which aggregated the claims previously filed in various federal district court actions and also expanded the number of manufacturers to include some which, like the Company, had not been defendants in any prior pending case. In May 2003, the court granted the Company’s motion to dismiss the consolidated class action and dismissed the Company from the class action case. Subsequent to the Company’s dismissal, the plaintiffs filed an amended consolidated class action complaint, which did not name the Company as a defendant. The Company and many other pharmaceutical manufacturers are defendants in similar complaints pending in federal and state court brought individually by a number of counties in the State of New York. Forty of the county cases have been consolidated. The Company was dismissed from the Suffolk County case, which was the first of the New York county cases to be filed. In addition, as of December 31, 2007, the Company was a defendant in state cases brought by the Attorneys General of eleven states, all of which are being defended.

As previously disclosed, in January 2003, the DOJ notified the federal court in New Orleans, Louisiana that it was not going to intervene at that time in a pending Federal False Claims Act case that was filed under seal in December 1999 against the Company. The court issued an order unsealing the complaint, which was filed by a physician in Louisiana, and ordered that the complaint be served. The complaint, which alleged that the Company’s discounting of Pepcid in certain Louisiana hospitals led to increases in costs to Medicaid, was dismissed. An amended complaint was filed under seal and the case has been administratively closed by the Court until the seal is lifted. The State of Louisiana has filed its own amended complaint, incorporating the allegations contained in the sealed amended complaint. As part of the resolution of the government investigations discussed below, the seal in this case was lifted and the cases were dismissed.

In April 2005, the Company was named in a qui tam lawsuit under the Nevada False Claims Act. The suit, in which the Nevada Attorney General has intervened, alleges that the Company inappropriately offered nominal pricing and other marketing and pricing inducements to certain customers and also failed to comply with its obligations under the Medicaid Best Price scheme related to such arrangements. In May 2006, the Company’s motion to dismiss this action was denied by the district court. This matter has also been dismissed as part of the resolution of the government investigations.

During December 2007 and through February 26, 2008, the Company and its joint-venture partner, Schering-Plough, received several joint letters from the House Committee on Energy and Commerce and the House Subcommittee on Oversight and Investigations, and one letter from the Senate Finance Committee, collectively seeking a combination of witness interviews, documents and information on a variety of issues related to the ENHANCE clinical trial, the sale and promotion of Vytorin, as well as sales of stock by corporate officers. On January 25, 2008, the companies and the MSP Partnership each received two subpoenas from the New York State Attorney General’s Office seeking similar information and documents. Merck and Schering-Plough have also each received a letter from the Office of the Connecticut Attorney General dated February 1, 2008 requesting documents related to the marketing and sale of Vytorin and Zetia and the timing of disclosures of the results of ENHANCE. The Company is cooperating with these investigations and working with Schering-Plough to respond to the inquiries. In addition, since mid-January 2008, the Company has become aware of or been served with approximately 85 civil class action lawsuits alleging common law and state consumer fraud claims in connection with the MSP Partnership’s sale and promotion of Vytorin and Zetia. Unfavorable outcomes resulting from the government investigations or the consumer fraud litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

Governmental Proceedings

As previously disclosed, the Company had received a subpoena from the DOJ in connection with its investigation of the Company’s marketing and selling activities, including nominal pricing programs and samples. The Company had also reported that it has received a CID from the Attorney General of Texas regarding the Company’s marketing and selling activities relating to Texas. As previously disclosed, the Company received another CID from the Attorney General of Texas asking for additional information regarding the Company’s marketing and selling activities related to Texas, including with respect to certain of its nominal pricing programs and samples. In April 2004, the Company received a subpoena from the office of the Inspector General for the District of Columbia in connection with an investigation of the Company’s interactions with physicians in the District of Columbia, Maryland, and Virginia. In November 2004, the Company received a letter request from the DOJ in connection with its investigation of the Company’s pricing of Pepcid.

On February 7, 2008, the Company announced that it entered into agreements with the government to settle federal and state civil cases alleging violations of the Medicaid Rebate Statute, as well as federal and state False Claims Acts in connection with certain nominal pricing programs and sales and marketing activities between 1994 and 2001. To resolve these matters, the Company agreed to pay approximately $649 million, plus interest and reasonable fees and expenses to the federal government, 49 states participating in the Medicaid program and the District of Columbia. In the fourth quarter of 2007, the Company recorded a pretax charge of $671 million in connection with the anticipated resolution of these investigations. Each of the investigations described in the preceding paragraph has been resolved as part of these settlement agreements.

The settlements described above arose out of civil actions filed under seal in the U.S. District Courts located in Philadelphia and New Orleans. Both actions contained allegations involving past pricing programs. The Philadelphia settlement relates to past programs in which the Company offered hospitals significantly discounted prices on certain medications, including Mevacor, Vioxx and Zocor. In the Philadelphia matter, the government alleged that the Company improperly excluded certain discounts — those which were nominal in amount — from its best price reported to Medicaid under the Medicaid Rebate Agreement. The Philadelphia action also related to certain marketing and sales programs conducted between 1997 and 2001. The Philadelphia settlement accounts for $399 million plus interest of the total settlement amount.

The New Orleans settlement resolves a civil action containing allegations involving pricing discounts offered to hospitals for Pepcid. The original pricing program, known as the Flex Program, was launched in 1994 and continued to operate as the Flex-NP Program until its termination in April 2001. The New Orleans settlement accounts for $250 million plus interest of the total settlement amount.

In connection with these settlements, the Company entered into a corporate integrity agreement with the Department of Health and Human Services, which incorporates the Company’s existing, comprehensive compliance program governing its pharmaceutical sales and marketing activities in the United States.

As previously disclosed, the Company had received a letter from DOJ advising it of the existence of a civil complaint brought under the qui tam provisions of the False Claims Act alleging that the Company violated certain rules related to its calculations of best price and other federal pricing benchmark calculations, certain of which may affect the Company’s Medicaid rebate obligation. DOJ has informed the Company that it does not intend to intervene in this action and has closed its investigation. The lawsuit has now been dismissed.

The Company has cooperated with all of these investigations. In addition to these investigations, from time to time, other federal, state or foreign regulators or authorities may seek information about practices in the pharmaceutical industry or the Company’s business practices in inquiries other than the investigations discussed in this section. It is not feasible to predict the outcome of any such inquiries.

Vaccine Litigation

As previously disclosed, the Company was a party in claims brought under the Consumer Protection Act of 1987 in the United Kingdom, which allege that certain children suffer from a variety of conditions as a result of being vaccinated with various bivalent vaccines for measles and rubella and/or trivalent vaccines for measles, mumps and rubella, including the Company’s M-M-R II. The conditions include autism, with or without inflammatory bowel disease, epilepsy, encephalitis, encephalopathy, Guillain-Barre syndrome and transverse myelitis. All of the remaining cases have been discontinued or struck out by the Court and the group litigation has concluded. There are no claims outstanding against Merck. As previously disclosed, the Company is also a party to individual and class action product liability lawsuits and claims in the United States involving pediatric vaccines (e.g., hepatitis B vaccine) that contained thimerosal, a preservative used in vaccines. Merck has not distributed thimerosal-containing pediatric vaccines in the United States since the fall of 2001. As of December 31, 2007, there were approximately 234 active thimerosal related lawsuits with approximately 425 plaintiffs. Other defendants include other vaccine manufacturers who produced pediatric vaccines containing thimerosal as well as manufacturers of thimerosal. In these actions, the plaintiffs allege, among other things, that they have suffered neurological injuries as a result of exposure to thimerosal from pediatric vaccines. There are no cases currently scheduled for trial. The Company will defend against these lawsuits; however, it is possible that unfavorable outcomes could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

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

The Company is aware that there are approximately 900 cases pending in the Vaccine Court involving allegations that thimerosal-containing vaccines and/or the M-M-R II vaccine cause autism spectrum disorders. Not all of the thimerosal-containing vaccines involved in the Vaccine Court proceeding are Company vaccines. The Company is the sole source of the M-M-R II vaccine domestically. In June 2007, the Special Masters presiding over the Vaccine Court proceedings held a two and a half week hearing in which both petitioners and the government presented evidence on the issue of whether the combination of M-M-R II vaccine and thimerosal in vaccines can cause autism spectrum disorders and whether it did cause autism spectrum disorder in the petitioner in that case. Two shorter additional evidentiary hearings of that type addressing that issue were held in the fall of 2007. Rulings in these three cases are expected in 2008. According to the Vaccine Court, it expects to hold evidentiary hearings in six additional so-called “test cases” by September 2008, addressing the issue of whether thimerosal in vaccines, or the M-M-R- II vaccine alone, can cause autism spectrum disorders, and did cause such disorders in those six petitioners. The Vaccine Court has indicated that it intends to use the evidence presented at these test case hearings to guide the adjudication of the remaining autism spectrum disorder cases.

Patent Litigation

From time to time, generic manufacturers of pharmaceutical products file ANDA’s with the FDA seeking to market generic forms of the Company’s products prior to the expiration of relevant patents owned by the Company. Generic pharmaceutical manufacturers have submitted ANDA’s to the FDA seeking to market in the United States a generic form of Fosamax, Propecia, Prilosec, Nexium, Singulair, Trusopt, Cosopt and Primaxin prior to the expiration of the Company’s (and AstraZeneca’s in the case of Prilosec and Nexium) patents concerning these products. In addition, an ANDA has been submitted to the FDA seeking to market in the United States a generic form of Zetia prior to the expiration of Schering-Plough’s patent concerning that product. The generic companies’ ANDA’s generally include allegations of non-infringement, invalidity and unenforceability of the patents. Generic manufacturers have received FDA approval to market a generic form of Prilosec. The Company has filed patent infringement suits in federal court against companies filing ANDA’s for generic alendronate (Fosamax), finasteride (Propecia), dorzolamide (Trusopt), montelukast (Singulair), dorzolamide/timolol (Cosopt), imipenem/cilastatin (Primaxin) and AstraZeneca and the Company have filed patent infringement suits in federal court against companies filing ANDA’s for generic omeprazole (Prilosec) and esomeprazole (Nexium). Also, the Company and Schering-Plough have filed a patent infringement suit in federal court against companies filing ANDA’s for generic ezetimibe (Zetia). Similar patent challenges exist in certain foreign jurisdictions. The Company intends to vigorously defend its patents, which it believes are valid, against infringement by generic companies attempting to market products prior to the expiration dates of such patents. As with any litigation, there can be no assurance of the outcomes, which, if adverse, could result in significantly shortened periods of exclusivity for these products.

In February 2007, Schering-Plough received a notice from a generic company indicating that it had filed an ANDA for Zetia and that it is challenging the U.S. patents that are listed for Zetia. Merck and Schering Plough market Zetia through a joint venture, MSP Singapore Company LLC. On March 22, 2007, Schering-Plough and MSP Singapore Company LLC filed a patent infringement suit against Glenmark Pharmaceuticals Inc., USA and its parent corporation (“Glenmark”). The lawsuit automatically stays FDA approval of Glenmark’s ANDA for 30 months or until an adverse court decision, if any, whichever may occur earlier.

As previously disclosed, in January 2007, the Company received a letter from Ranbaxy Laboratories Ltd. (“Ranbaxy”) stating that it had filed an ANDA seeking approval of a generic version of Merck’s Primaxin. In April 2007, the Company filed a patent infringement suit against Ranbaxy.

As previously disclosed, in February 2007, the Company received a notice from Teva Pharmaceuticals (“Teva”), a generic company, indicating that it had filed an ANDA for montelukast and that it is challenging the U.S. patent that is listed for Singulair. On April 2, 2007, the Company filed a patent infringement action against Teva. The lawsuit automatically stays FDA approval of Teva’s ANDA for 30 months or until an adverse court decision, if any, whichever may occur earlier.

As previously disclosed, on January 28, 2005, the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. found the Company’s patent claims for once-weekly administration of Fosamax to be invalid. The Company exhausted all options to appeal this decision in 2005. Based on the Court of Appeals’ decision, Fosamax lost market exclusivity in the United States in February 2008. Fosamax Plus D will lose marketing exclusivity in the

United States in April 2008. As a result of these events, the Company expects significant declines in U.S. Fosamax and Fosamax Plus D sales.

In May 2005, the Federal Court of Canada Trial Division issued a decision refusing to bar the approval of generic alendronate on the grounds that Merck’s patent for weekly alendronate was likely invalid. This decision cannot be appealed and generic alendronate was launched in Canada in June 2005. In July 2005, Merck was sued in the Federal Court of Canada by Apotex Corp. (“Apotex”) seeking damages for lost sales of generic weekly alendronate due to the patent proceeding.

As previously disclosed, in September 2004, the Company appealed a decision of the Opposition Division of the European Patent Office (“EPO”) that revoked the Company’s patent in Europe that covers the once-weekly administration of alendronate. On March 14, 2006, the Board of Appeal of the EPO upheld the decision of the Opposition Division revoking the patent. On March 28, 2007, the EPO issued another patent in Europe to the Company that covers the once-weekly administration of alendronate. Under its terms, this new patent is effective until July 2018. Oppositions have been filed in the EPO against this patent. Additionally, Merck has brought patent infringement suits in various European jurisdictions based upon this patent. Merck’s basic patent covering the use of alendronate has been challenged in several European countries. The Company has received adverse decisions in Germany, Holland and the United Kingdom. The decision in the United Kingdom was upheld on appeal. The Company has appealed the decisions in Germany and Holland.

In addition, as previously disclosed, in Japan after a proceeding was filed challenging the validity of the Company’s Japanese patent for the once-weekly administration of alendronate, the patent office invalidated the patent. The decision is under appeal.

On January 18, 2006, the Company sued Hi-Tech Pharmacal Co., Inc. (“Hi-Tech”) of Amityville, New York for patent infringement in response to Hi-Tech’s application to the FDA seeking approval of a generic version of Merck’s ophthalmic drugs Trusopt and Cosopt, which are used to treat elevated intraocular pressure in patients with open-angle glaucoma or ocular hypertension. In the lawsuit, Merck sued to enforce a patent covering an active ingredient dorzolamide, which is present in both Trusopt and Cosopt, and the District Court entered judgment in Merck’s favor which was upheld on appeal. The patent covering dorzolamide provides exclusivity for Trusopt and Cosopt until October 2008 (including six months of pediatric exclusivity). After such time, the Company expects significant declines in U.S. sales of these products. Merck has elected not to enforce two other U.S. patents listed with the FDA which cover the combination of dorzolamide and timolol, the two active ingredients in Cosopt.

In the case of omeprazole, on May 31, 2007, the trial court issued a decision with respect to four generic companies selling generic omeprazole. The court found that the Impax Laboratories Inc. and Apotex products infringed AstraZeneca’s formulation patents, while products made by Mylan Laboratories and Lek Pharmaceutical and Chemical Co., d.d. did not infringe. The companies found to have infringed were ordered off the market until October 20, 2007, which was the expiration of the pediatric exclusivity period.

The Company and AstraZeneca received notice in October 2005 that Ranbaxy had filed an ANDA for esomeprazole magnesium. The ANDA contains Paragraph IV challenges to patents on Nexium. On November 21, 2005, the Company and AstraZeneca sued Ranbaxy in the United States District Court in New Jersey. Accordingly, FDA approval of Ranbaxy’s ANDA is stayed for 30 months until April 2008 or until an adverse court decision, if any, whichever may occur earlier. The Company and AstraZeneca received notice in January 2006 that IVAX Pharmaceuticals, Inc., subsequently acquired by Teva, had filed an ANDA for esomeprazole magnesium. The ANDA contains Paragraph IV challenges to patents on Nexium. On March 8, 2006, the Company and AstraZeneca sued Teva in the United States District Court in New Jersey. Accordingly, FDA approval of Teva’s ANDA is stayed for 30 months until September 2008 or until an adverse court decision, if any, whichever may occur earlier. In January 2008, the Company and AstraZeneca sued Dr. Reddy’s in the District Court in New Jersey based on Dr. Reddy’s filing of an ANDA for esomeprazole magnesium. Accordingly, FDA approval of Dr. Reddy’s ANDA is stayed for 30 months until July 2010 or until an adverse court decision, if any, whichever may occur earlier.

In Europe, the Company is aware of various companies seeking registration for generic losartan (the active ingredient for Cozaar). The Company has patent rights to losartan via license from E.I. du Pont de Nemours and Company (“du Pont”). The Company and du Pont have filed patent infringement proceedings against various companies in Portugal, Spain, Norway and Austria.

As previously disclosed, in the third quarter of 2007, the Company resolved certain patent disputes which resulted in a net gain to the Company.

Other Litigation

In November 2005, an individual shareholder delivered a letter to the Company’s Board alleging that the Company had sustained damages through the Company’s adoption of its Change in Control Separation Benefits Plan (the “CIC Plan”) in November 2004. The shareholder made a demand on the Board to take legal action against the Board’s current or former members for allegedly causing damage to the Company with respect to the adoption of the CIC Plan. In response to that demand letter, the independent members of the Board determined at the November 22, 2005 Board meeting that the Board would take the shareholder’s request under consideration. After careful consideration by the Board, the shareholder was advised that the Board had determined not to take legal action.

In February 2008, an individual shareholder delivered a letter to the Company’s Board of Directors demanding that the Board take legal action against the responsible individuals to recover the amounts paid by the Company to resolve the governmental investigations referred to above.

As previously disclosed, on August 20, 2004, the United States District Court for the District of New Jersey granted a motion by the Company, Medco Health Solutions, Inc. (“Medco Health”) and certain officers and directors to dismiss a shareholder derivative action involving claims related to the Company’s revenue recognition practice for retail co-payments paid by individuals to whom Medco Health provides pharmaceutical benefits as well as other allegations. The complaint was dismissed with prejudice. Plaintiffs appealed the decision. On December 15, 2005, the U.S. Court of Appeals for the Third Circuit upheld most of the District Court’s decision dismissing the suit, and sent the issue of whether the Company’s Board of Directors properly refused the shareholder demand relating to the Company’s treatment of retail co-payments back to the District Court for reconsideration under a different legal standard. Plaintiffs moved to remand their action to state court on August 18, 2006, and the District Court granted that motion on February 1, 2007. The shareholder derivative suit was pending before the Superior Court of New Jersey, Chancery Division, Hunterdon County. All of the remaining issues were dismissed with prejudice in favor of Medco Health, Merck and the individual defendants on July 31, 2007.

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

Three notices of appeal were filed and the appellate court heard oral argument in May 2005. On December 8, 2005, the appellate court issued a decision vacating the District Court’s judgment and remanding the cases to the District Court to allow the District Court to resolve certain jurisdictional issues. A hearing was held to address such issues on February 24, 2006. The District Court issued a ruling on August 10, 2006 resolving such jurisdictional issues in favor of the settling plaintiffs. The class members and the other party that had previously appealed the District Court’s judgment renewed their appeals. On October 4, 2007, the renewed appeals were affirmed in part and vacated in part by the federal court of appeals. The appeals court remanded the class settlement for further proceedings in the District Court.

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

Merck has entered into a Consent Decree (the “Decree”) with the United States of America, the Pennsylvania Department of Environmental Protection and the Pennsylvania Fish and Boat Commission resolving the government’s claims asserted in an enforcement action, United States of America and Commonwealth of Pennsylvania v. Merck & Co., Inc., in response to the previously disclosed accidental release of 25 gallons of potassium thiocyanate from the site in June 2006 that resulted in a fish kill in the Wissahickon Creek as well as the discharge of materials on August 8, 9, and 16, 2006 that caused foaming in the creek. Pursuant to the terms of the Decree, Merck will pay civil penalties in the amount of $1.575 million; fund supplemental environmental projects in the amount of $9 million; and implement on-site remedial measures in the amount of $10 million. A motion to enter the Decree is pending with the court.

As previously disclosed on September 13, 2007, approximately 1,400 plaintiffs filed an amended complaint against Merck and 12 other defendants in United States District Court, Eastern District of California asserting claims under the Clean Water Act, the Resource Conservation and Recovery Act, as well as negligence and nuisance. The suit seeks damages for diminution of property value, medical monitoring and other alleged real and personal property damage associated with groundwater and soil contamination found at the site of a former Merck subsidiary in Merced, California. The Company intends to defend itself against these claims.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant (ages as of February 1, 2008)

RICHARD T. CLARK — Age 61

April, 2007 — Chairman, President and Chief Executive Officer

May, 2005 — Chief Executive Officer and President

June, 2003 — President, Merck Manufacturing Division — responsible for the Company’s manufacturing, information services and operational excellence organizations worldwide

January, 2003 — Chairman, President and Chief Executive Officer, Medco Health Solutions, Inc., formerly a wholly-owned subsidiary of the Company

ADELE D. AMBROSE — Age 51

December, 2007 — Vice President and Chief Communications Officer — responsible for the Global Communications organization

April, 2005 — On sabbatical

Prior to April 2005, Ms. Ambrose was Executive Vice President, Public Relations & Investor Communications at AT&T Wireless (wireless services provider from September 2001 to April 2005)

DAVID W. ANSTICE — Age 59

September, 2006 — Executive Vice President, Strategy Initiatives — responsible for the End-to-End and global support function initiatives and for providing strategic direction in key pharmaceutical emerging markets (China and India)

August, 2005 — President, Human Health-Asia Pacific — responsible for the Company’s prescription drug business in the Asia Pacific region, Japan, Australia, New Zealand and the Company’s joint venture relationship with Schering-Plough

January, 2003 — President, Human Health — responsible for the Company’s prescription drug business in Japan, Latin America, Canada, Australia, New Zealand and the Company’s joint venture relationship with Schering-Plough

JOHN CANAN — Age 51

January, 2008 — Senior Vice President and Controller — responsible for the Corporate Controller’s Group

September, 2006 — Vice President, Controller — responsible for the Corporate Controller’s Group

June, 2003 — Vice President, Corporate Audit & Assurance Services

September, 2002 — Vice President and Controller, Asia and Joint Ventures — responsible for financial and operational oversight of Asia Human Health and several of the Company’s joint ventures

CELIA A. COLBERT — Age 51

January, 2008 — Senior Vice President, Secretary (since September, 1993) and Assistant General Counsel (since November, 1993) — Responsible for Corporate Secretary function and Corporate Staff Group.

WILLIE A. DEESE — Age 52

January, 2008 — Executive Vice President and President, Merck Manufacturing Division (“MMD”) — responsible for the Company’s global manufacturing, procurement, and operational excellence functions

May, 2005 — President, MMD — responsible for the Company’s global manufacturing, procurement, and operational excellence functions

January, 2004 — Senior Vice President, Global Procurement

Prior to January 2004, Mr. Deese was Senior Vice President, Global Procurement and Logistics (2001 to 2003) for GlaxoSmithKline plc.

KENNETH C. FRAZIER — Age 53

August, 2007 — Executive Vice President and President, Global Human Health — responsible for the Company’s marketing and sales organizations worldwide, including the global pharmaceutical and vaccine franchises

November, 2006 — Executive Vice President and General Counsel — responsible for legal and public affairs functions and The Merck Company Foundation (a not-for-profit charitable organization affiliated with the Company)

December, 1999 — Senior Vice President and General Counsel — responsible for legal and public affairs functions and The Merck Company Foundation (a not-for-profit charitable organization affiliated with the Company)

MIRIAN M. GRADDICK-WEIR — Age 53

January, 2008 — Executive Vice President, Human Resources — responsible for the Global Human Resources organization

September, 2006 — Senior Vice President, Human Resources

Prior to September 2006, Dr. Graddick-Weir was Executive Vice President of Human Resources and Employee Communications at AT&T (communications services provider), and has held several other senior Human Resources leadership positions at AT&T for more than 20 years.

PETER N. KELLOGG — Age 51

August, 2007 — Executive Vice President and Chief Financial Officer — responsible for the Company’s worldwide financial organization, investor relations, corporate development and licensing, and the Company’s joint venture relationships

Prior to August, 2007, Mr. Kellogg was Executive Vice President, Finance and Chief Financial Officer of Biogen Idec (biotechnology company) since November 2003, from the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation. Mr. Kellogg was formerly Executive Vice President, Finance and Chief Financial Officer of Biogen, Inc. after serving as Vice President, Finance and Chief Financial Officer since July 2000

PETER S. KIM — Age 49

January, 2008 — Executive Vice President and President, Merck Research Laboratories (“MRL”) — responsible for the Company’s research and development efforts worldwide

January, 2003 — President, MRL

BRUCE N. KUHLIK — Age 51

January, 2008 — Executive Vice President and General Counsel — responsible for legal, communications, and public policy functions and The Merck Company Foundation (a not-for-profit charitable organization affiliated with the Company)

May, 2005 — Vice President and Associate General Counsel — primary responsibility for the Company’s Vioxx litigation defense

Prior to May 2005, Mr. Kuhlik was Senior Vice President and General Counsel for the Pharmaceutical Research and Manufacturers of America since October, 2002

MARK E. MCDONOUGH — Age 43

February, 2007 — Vice President and Treasurer — responsible for the Company’s treasury function, and for providing financial support for Human Resources

January, 2004 — Assistant Treasurer, Global Capital Markets — responsible for managing the Company’s investment and financing portfolios and the treasury share repurchase program

September, 2000 — Senior Director, Human Health Finance — responsible for providing global franchise-based financial reporting and analytics to Executive Committee and franchise and divisional stakeholders

MARGARET G. MCGLYNN — Age 48

August, 2007 — President, Merck Vaccines and Infectious Diseases — global responsibilities for the vaccines business and infectious diseases franchise including the Company’s Sanofi-Pasteur joint venture

August, 2005 — President, Merck Vaccines — global responsibilities for the vaccines business including the Company’s Sanofi-Pasteur joint venture

January, 2003 — President, U.S. Human Health — responsible for one of the two prescription drug divisions (hospital and specialty product franchises) comprising U.S. Human Health (“USHH”), and the Managed Care Group of USHH

STEFAN OSCHMANN — Age 50

September, 2006 — President, Europe, Middle East, Africa & Canada — responsible for the Company’s business operations in Europe, Middle East, Africa and Canada

October, 2005 — Senior Vice President, Worldwide Human Health Marketing

January, 2001 — Managing Director, MSD Germany, a subsidiary of the Company

J. CHRIS SCALET — Age 49

January, 2008 — Executive Vice President, Global Services, and Chief Information Officer (“CIO”) — responsible for Global Shared Services across the human resources, finance, site services and information services function; and the enterprise business process redesign initiative

January, 2006 — Senior Vice President, Global Services, and CIO — responsible for Global Shared Services across the human resources, finance, site services and information services function; and the enterprise business process redesign initiative

March, 2003 — Senior Vice President, Information Services, and CIO — responsible for all areas of information technology and services including application development, technical support, voice and data communications, and computer operations worldwide

Prior to March 2003, Mr. Scalet was Senior Vice President, Information Technology & CIO (1997 to 2003) for International Paper Company (global forest products, paper and packaging company).

ADAM H. SCHECHTER — Age 43

August, 2007 — President, Global Pharmaceuticals — global responsibilities for the Company’s atherosclerosis/cardiovascular, diabetes/obesity, oncology, specialty/neuroscience, respiratory, bone, arthritis and analgesia franchises as well as commercial responsibility in the United States for the Company’s portfolio of prescription medicines

July, 2006 — President, U.S. Human Health — commercial responsibility in the United States for the Company’s portfolio of prescription medicines

October, 2005 — General Manager, U.S. Human Health Division — responsible for the Neuro-Psychiatry, Osteoporosis, Migraine, Respiratory, and New Products franchises

February, 2004 — Vice President/General Manager, Merck/Schering-Plough Pharmaceuticals U.S. Joint Venture

August, 2002 — Vice President, Merck Human Health Division, Arthritis & Analgesia Franchise Business Group

WENDY L. YARNO — Age 53

August, 2007 — Chief Marketing Officer — responsible for the global human health commercial operations support organization, including the Company’s Global Human Health Business Process and Program Management, Global Marketing Support, Global Medical Affairs, Global Product Access and Outcomes Research, and Global Alliance Management and New Product Licensing

September, 2006 — Chief Marketing Officer — responsible for Global Marketing Services, Global Alliance Management and Global Pricing, Global Human Health Business Practices & Compliance and three franchises: Oncology, Specialty and Neuroscience; Respiratory, Bone and Arthritis and Analgesia; and Infectious Diseases and Hospital Products

November, 2005 — General Manager, Business Unit 3, U.S. Human Health

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

The following table also sets forth, for the calendar periods indicated, the dividend per share information.

Cash Dividends Paid per Common Share

	Year	4th Q	3rd Q	2nd Q	1st Q

2007	$1.52	$0.38	$0.38	$0.38	$0.38
2006	$1.52	$0.38	$0.38	$0.38	$0.38

Common Stock Market Prices

2007	4th Q	3rd Q	2nd Q	1st Q

High	$61.62	$53.81	$55.14	$46.55
Low	$51.44	$48.11	$44.52	$42.35

2006

High	$46.37	$42.51	$36.84	$36.65
Low	$41.24	$35.00	$32.75	$31.81

As of January 31, 2008, there were approximately 172,077 stockholders of record.

Equity Compensation Plan Information

The following table summarizes information about the options, warrants and rights and other equity compensation under the Company’s equity plans as of the close of business on December 31, 2007. The table does not include information about tax qualified plans such as the Merck & Co., Inc. Employee Savings and Security Plan.

Number of
securities
	Number of			remaining available
	securities to be			for future issuance
	issued upon		Weighted-average	under equity
	exercise of		exercise price of	compensation plans
	outstanding		outstanding	(excluding
	options, warrants		options, warrants	securities
	and rights		and rights	reflected in column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders(1)	242,047,383	(2)	$53.60	149,753,161
Equity compensation plans not approved by security holders(3)	-		-	-
Total	242,047,383		$53.60	149,753,161

(1)	Includes options to purchase shares of Company Common Stock and other rights under the following stockholder-approved plans: the 1996 Incentive Stock Plan, the 2001 Incentive Stock Plan, the 2004 Incentive Stock Plan, the 2007 Incentive Stock Plan, the 1996 Non-Employee Directors Stock Option Plan, the 2001 Non-Employee Directors Stock Option Plan and the 2006 Non-Employee Directors Stock Option Plan.

(2)	Excludes approximately 5,423,259 shares of restricted stock units and 2,813,690 performance share units (assuming maximum payouts) under the 2004 and 2007 Incentive Stock Plans. Also excludes 228,987 shares of phantom stock deferred under the Merck & Co., Inc. Deferral

Program. As of December 31, 2006, no additional shares were reserved under the Deferral Program. Beginning January 1, 2007, one-tenth of 1 percent of the outstanding shares of Merck Common Stock on the last business day of the preceding calendar year plus any shares authorized under the Deferral Program but not issued are reserved for future issuance (2,679,958 as of December 31, 2007). The actual amount of shares to be issued prospectively equals the amount participants elect to defer from payouts under the Company’s various incentive programs, such as the Executive Incentive Plan, into phantom stock, increased by the amount of dividends that would be paid on an equivalent number of shares of Merck Common Stock, divided by the market price of Merck Common Stock.

(3)	The table does not include information for equity compensation plans and options and other warrants and rights assumed by the Company in connection with mergers and acquisitions and pursuant to which there remain outstanding options or other warrants or rights (collectively, “Assumed Plans”), which include the following: Medco Containment Services, Inc. 1991 Class C Non-Qualified Stock Option Plan; SIBIA Neurosciences, Inc. 1996 Equity and Incentive Stock Option Plan; Provantage Health Services, Inc. 1999 Stock Incentive Plan; Rosetta Inpharmatics, Inc. 1997 and 2000 Employee Stock Option Plans. A total of 966,738 shares of Merck Common Stock may be purchased under the Assumed Plans, at a weighted average exercise price of $19.99. No further grants may be made under any Assumed Plans.

Performance Graph

The following graph compares the cumulative total stockholder return (stock price appreciation plus reinvested dividends) on the Company’s Common Stock with the cumulative total return (including reinvested dividends) of the Dow Jones US Pharmaceutical Index (“DJUSPR”), formerly referred to as the Dow Jones Pharmaceutical Index — United States Owned Companies, and the Standard & Poor’s 500 Index (“S&P 500 Index”) for the five years ended December 31, 2007. Amounts below have been rounded to the nearest dollar or percent.

Comparison of Five-Year Cumulative Total Return*
Merck & Co., Inc., Dow Jones US Pharmaceutical Index and S&P 500 Index

	End of	2007/2002
	Period Value	CAGR**

MERCK	$131	6%
DJUSPR	118	3
S&P 500	183	13

	2002	2003	2004	2005	2006	2007
MERCK	100.00	88.65	64.15	66.75	95.24	130.80
DJUSPR	100.00	109.45	100.39	98.73	112.93	117.98
S&P 500	100.00	128.67	142.65	149.65	173.27	182.78

*	Assumes that the value of the investment in Company Common Stock and each index was $100 on December 31, 2002 and that all dividends were reinvested.

**	Compound Annual Growth Rate

Issuer purchases of equity securities for the three month period ended December 31, 2007 are as follows:

Issuer Purchases of Equity Securities

			Total Number of	($ in millions)
	Total		Shares Purchased	Approx. Dollar Value
	Number	Average	as Part of	of Shares That May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under the
Period	Purchased	Per Share	Plans or Programs(1)	Plans or Programs(1)

October 1 – October 31, 2007	0	$N/A	0	$5,952.8
November 1 – November 30, 2007	4,407,000	$57.74	4,407,000	$5,698.4
December 1 – December 31, 2007	10,099,600	$59.47	10,099,600	$5,097.7
Total	14,506,600	$58.95	14,506,600	$5,097.7

(1)	These share repurchases were made as part of a plan announced in July 2002 to purchase $10 billion in Merck shares.

Item 6.	Selected Financial Data.

The following selected financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and notes thereto contained in Item 8. “Financial Statements and Supplementary Data” of this report.

Merck & Co., Inc. and Subsidiaries
($ in millions except per share amounts)

	2007(1)	2006(2)	2005(3)	2004(4)	2003(5)

Results for Year:

Sales	$24,197.7	$22,636.0	$22,011.9	$22,972.8	$22,567.8

Materials and production costs	6,140.7	6,001.1	5,149.6	4,965.7	4,443.7

Marketing and administrative expenses	7,556.7	8,165.4	7,155.5	7,238.7	6,200.3

Research and development expenses	4,882.8	4,782.9	3,848.0	4,010.2	3,279.9

Restructuring costs	327.1	142.3	322.2	107.6	194.6

Equity income from affiliates	(2,976.5)	(2,294.4)	(1,717.1)	(1,008.2)	(474.2)

U.S. Vioxx Settlement Agreement charge	4,850.0	-	-	-	-

Other (income) expense, net	46.2	(382.7)	(110.2)	(344.0)	(203.2)

Income from continuing operations before taxes	3,370.7	6,221.4	7,363.9	8,002.8	9,126.7

Taxes on income	95.3	1,787.6	2,732.6	2,172.7	2,492.7

Income from continuing operations	3,275.4	4,433.8	4,631.3	5,830.1	6,634.0

Income from discontinued operations, net of taxes	-	-	-	-	241.3

Net income	3,275.4	4,433.8	4,631.3	5,830.1	6,875.3

Basic earnings per common share

Continuing operations	$1.51	$2.04	$2.11	$2.63	$2.97

Discontinued operations	-	-	-	-	0.11

Net income	$1.51	$2.04	$2.11	$2.63	$3.07 (6)

Earnings per common share assuming dilution

Continuing operations	$1.49	$2.03	$2.10	$2.62	$2.94

Discontinued operations	-	-	-	-	0.11

Net income	$1.49	$2.03	$2.10	$2.62	$3.05

Cash dividends declared	3,310.7	3,318.7	3,338.7	3,329.1	3,264.7

Cash dividends paid per common share	$1.52	$1.52	$1.52	$1.49	$1.45

Capital expenditures	1,011.0	980.2	1,402.7	1,726.1	1,915.9

Depreciation	1,752.4	2,098.1	1,544.2	1,258.7	1,129.6

Year-End Position:

Working capital	$2,787.2	$2,507.5	$7,806.9	$1,688.8	$1,926.9

Property, plant and equipment, net	12,346.0	13,194.1	14,398.2	14,713.7	14,169.0

Total assets	48,350.7	44,569.8	44,845.8	42,572.8	40,587.5

Long-term debt	3,915.8	5,551.0	5,125.6	4,691.5	5,096.0

Stockholders’ equity	18,184.7	17,559.7	17,977.7	17,349.3	15,620.8

Financial Ratios:

Income from continuing operations as a % of sales	13.5%	19.6%	21.0%	25.4%	29.4%

Net income as a % of average total assets	7.0%	9.9%	10.6%	14.0%	15.0%

Year-End Statistics:

Average common shares outstanding (millions)	2,170.5	2,177.6	2,197.0	2,219.0	2,236.7

Average common shares outstanding assuming dilution (millions)	2,192.9	2,187.7	2,200.4	2,226.4	2,253.1

Number of stockholders of record	173,000	184,200	198,200	216,100	233,000

Number of employees	59,800	60,000	61,500	62,600	63,200

(1)	Amounts for 2007 include the impact of the U.S. Vioxx Settlement Agreement charge, restructuring actions, a civil governmental investigations charge, an insurance arbitration settlement gain, acquired research expense resulting from an acquisition, additional Vioxx legal defense costs, gains on sales of assets and product divestitures, as well as a net gain on the settlements of certain patent disputes.
(2)	Amounts for 2006 include the impact of restructuring actions, acquired research expenses resulting from acquisitions, additional Vioxx legal defense costs and the adoption of a new accounting standard requiring the expensing of stock options.
(3)	Amounts for 2005 include the impact of the net tax charge primarily associated with the American Jobs Creation Act repatriation, restructuring actions and additional Vioxx legal defense costs.
(4)	Amounts for 2004 include the impact of the withdrawal of Vioxx, Vioxx legal defense costs and restructuring actions.
(5)	Amounts for 2003 include the impact of the implementation of a new distribution program for U.S. wholesalers and restructuring actions.
(6)	Amount does not add as a result of rounding.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of Merck’s Business

Merck is a global research-driven pharmaceutical company that discovers, develops, manufactures and markets a broad range of innovative products to improve human and animal health. The Company’s operations are principally managed on a products basis and are comprised of two reportable segments: the Pharmaceutical segment and the Vaccines segment. The Pharmaceutical segment includes human health pharmaceutical products marketed either directly or through joint ventures. These products consist of therapeutic and preventive agents, sold by prescription, for the treatment of human disorders. Merck sells these human health pharmaceutical products primarily to drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. The Vaccines segment includes human health vaccine products marketed either directly or through a joint venture. These products consist of preventative pediatric, adolescent and adult vaccines, primarily administered at physician offices. Merck sells these human health vaccines primarily to physicians, wholesalers, physician distributors and government entities. The Company’s professional representatives communicate the effectiveness, safety and value of its pharmaceutical and vaccine products to health care professionals in private practice, group practices and managed care organizations.

Overview

During 2007, Merck began realizing benefits from its multi-year strategic plan designed to reengineer the way the Company develops and distributes medicines and vaccines worldwide. The Company is benefiting from the evolution of a new commercial model designed to align the Company’s product research, development and marketing efforts utilizing the latest technologies and broadening its engagement with customers, physicians and scientific leaders to get needed medicines and vaccines through the development pipeline and to patients sooner. The Company is also working to build a sustainable research and development advantage by leveraging technologies to facilitate drug discovery and development and has successfully reduced clinical development cycle-time.

The progress of these efforts is demonstrated in part by the Company’s revenue growth in 2007, which reflected the continued market penetration and global rollout of Gardasil, a vaccine to help prevent cervical cancer, pre-cancerous and low-grade lesions, vulvar and vaginal pre-cancers, and genital warts caused by human papillomavirus (“HPV”) types 6, 11, 16 and 18; Januvia, a medicine that enhances a natural body system to improve blood sugar control in patients with type 2 diabetes; and RotaTeq, a pediatric vaccine to help prevent rotavirus gastroenteritis in infants and children, coupled with the strong performance of several in-line products. This growth has more than offset 2007 revenue declines associated with the 2006 loss of U.S. market exclusivity for Zocor and Proscar.

Additionally, the Company continued the advancement of drug candidates through its pipeline. During 2007, the U.S. Food and Drug Administration (the “FDA”) approved both Janumet, an oral antihyperglycemic agent that combines sitagliptin (Januvia) with metformin in a single tablet to address all three key defects of type 2 diabetes, and Isentress, a first-in-class integrase inhibitor for the treatment of HIV-1 infection in treatment-experienced patients. In addition, on January 25, 2008, the FDA approved Emend for Injection, an intravenous therapy for the prevention of chemotherapy-induced nausea and vomiting (“CINV”). Also, the Company anticipates the FDA will take action in 2008 on the New Drug Application (“NDA”) for Cordaptive, the proposed trademark for MK-0524A, an extended-release (“ER”) niacin combined with laropiprant, a novel flushing pathway inhibitor, for cholesterol management. Further, the Company made a supplemental filing with the FDA in January 2008 for Gardasil, for an expanded indication for women through age 45, and anticipates making a supplemental filing for Isentress later in 2008, for an expanded indication for use in treatment-naïve patients. The Company currently has seven candidates in Phase III development and anticipates making NDA filings with respect to two of the candidates in 2008: MK-0524B, simvastatin combined with laropiprant and ER niacin, and MK-0364, taranabant, an investigational medication for the treatment of obesity.

As part of implementing the new commercial model, the Company is reengineering its core business to be more efficient with the goal of reducing aspects of its cost base and realizing gross margin improvement. The reengineering includes the implementation of manufacturing and marketing cost savings initiatives. The initial phase of the global restructuring program announced in 2005 was designed to reduce the Company’s cost structure, increase efficiency and enhance competitiveness. The scope of this initial phase included the implementation of a new supply strategy by the Merck Manufacturing Division over a three-year period, focusing on establishing lean supply chains, leveraging low-cost external manufacturing and consolidating our manufacturing plant network. As part of this program, through January 2008, Merck had closed, sold or ceased operations at five manufacturing sites and two preclinical sites and eliminated approximately 7,200 positions company-wide (comprised of actual headcount reductions and the elimination of contractors and vacant positions). The Company, however, continues to hire new employees as the business requires. The pretax costs of this restructuring program since inception through the end of 2007 were $2.1 billion, of which approximately 70% are non-cash, relating primarily to accelerated depreciation for those facilities scheduled for closure and approximately 30% represent separation and other restructuring related costs. These costs were $810.1 million in 2007 and are expected to be approximately $100 million to $300 million in 2008, at which time the initial phase of the restructuring program relating to the manufacturing strategy is expected to be substantially complete. Merck continues to expect the initial phase of its cost reduction program, combined with cost savings the Company expects to achieve in its marketing and administrative and research and development expenses, will yield cumulative pretax savings of $4.5 to $5.0 billion from 2006 through 2010.

On November 9, 2007, Merck entered into an agreement (the “Settlement Agreement”) with the law firms that comprise the executive committee of the Plaintiffs’ Steering Committee of the federal multidistrict Vioxx litigation as well as representatives of plaintiffs’ counsel in state coordinated proceedings to resolve state and federal myocardial infarction (“MI”) and ischemic stroke (“IS”) claims already filed against the Company in the United States. If certain participation conditions under the Settlement Agreement are met (or waived), the Company will pay an aggregate fixed amount of $4.85 billion into two funds for qualifying claims consisting of $4.0 billion for qualifying MI claims and $850 million for qualifying IS claims that enter into the resolution process (the “Settlement Program”). As a consequence of the Settlement Agreement, the Company recorded a pretax charge of $4.85 billion in the fourth quarter of 2007. In addition, the Company recorded a pretax gain of $455 million relating to insurance proceeds which the Company was awarded (or agreed to receive pursuant to negotiated settlements) in the previously disclosed arbitration with the Company’s upper level excess product liability insurance carriers relating to coverage for costs incurred in the Vioxx product liability litigation. See Note 10 to the consolidated financial statements for further information.

Also in the fourth quarter of 2007, the Company recorded a pretax charge of $671 million in connection with the anticipated resolution of investigations of civil claims by federal and state authorities relating to certain past marketing and selling activities, including nominal pricing programs and samples. On February 7, 2008, the Company entered into definitive agreements resolving the investigations. See Note 10 to the consolidated financial statements for further information.

Earnings per common share (“EPS”) assuming dilution for 2007 were $1.49 per share including the impact of the U.S. Vioxx Settlement Agreement charge, costs associated with the global restructuring program, the charge related to the resolution of certain civil governmental investigations and the gain from an insurance arbitration award related to Vioxx product liability litigation coverage, which collectively reduced EPS by $1.71 per share. In addition, EPS in 2007 reflects an acquired research charge related to the acquisition of NovaCardia, Inc. (“NovaCardia”), additional reserves established solely for future legal defense costs for Vioxx litigation and the favorable impact of gains on sales of assets and product divestitures, as well as a net gain on the settlements of certain patent disputes. All of these items are discussed more fully in the notes to the consolidated financial statements.

Competition and the Health Care Environment

The markets in which the Company conducts its business are highly competitive and often highly regulated. Global efforts toward health care cost containment continue to exert pressure on product pricing and access.

In the United States, the government expanded health care access by enacting the Medicare Prescription Drug Improvement and Modernization Act of 2003, which was signed into law in December 2003. Prescription drug coverage began on January 1, 2006. This legislation supports the Company’s goal of improving access to medicines by expanding insurance coverage, while preserving market-based incentives for pharmaceutical innovation. At the same time, the legislation will ensure that prescription drug costs will be controlled by competitive pressures and by encouraging the appropriate use of medicines. The U.S. Congress has considered, and may consider again, proposals to increase the government’s role in pharmaceutical pricing in the Medicare program.

In addressing cost-containment pressure, the Company has made a continuing effort to demonstrate that its medicines can help save costs in overall patient health care. In addition, pricing flexibility across the Company’s product portfolio has encouraged growing use of its medicines and mitigated the effects of increasing cost pressures.

Outside the United States, in difficult environments encumbered by government cost-containment actions, the Company has worked in partnership with payers to encourage them to allocate scarce resources to optimize health care outcomes, limiting the potentially detrimental effects of government policies on sales growth and access to innovative medicines and vaccines, and to support the discovery and development of innovative products to benefit patients. The Company also is working with governments in many emerging markets in Eastern Europe, Latin America and Asia to encourage them to increase their investments in health and thereby improve their citizens’ access to medicines. Within Europe, European institutions such as the European Commission (“EC”) have recognized the economic importance of the research-based pharmaceutical industry and the value of innovative medicines to society. As a result, they are working with industry representatives to improve the competitive climate through a variety of means including market deregulation.

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

The Company is committed to improving access to medicines and enhancing the quality of life for people around the world. The African Comprehensive HIV/AIDS Partnerships in Botswana, a partnership between the government of Botswana, the Bill & Melinda Gates Foundation and The Merck Company Foundation/Merck & Co., Inc., is supporting Botswana’s response to HIV/AIDS through a comprehensive and sustainable approach to HIV prevention, care, treatment and support. In May 2005, the Company initiated a partnership with the People’s Republic of China (focused initially in Sichuan Province) to help strengthen China’s response to the HIV epidemic.

To further catalyze access to HIV medicines in developing countries, under price reduction guidelines that the Company announced in 2001, Merck makes no profit on the sale of its current HIV/AIDS medicines in the world’s poorest countries and those hardest hit by the pandemic, and offers its HIV/AIDS medicines at significantly reduced prices to medium-income countries. In February 2007, Merck announced that it had again reduced the price of Stocrin in the least developed countries of the world and those hardest hit by the pandemic. By the end of 2007, more than 720,000 people living with HIV and AIDS in 81 developing countries and territories were estimated to be on treatment with antiretroviral regimens containing Crixivan, Stocrin or Atripla. Through these and other actions, Merck is working independently and with partners in the public and private sectors alike to focus on the most critical barriers to access to medicines in the developing world: the need for sustainable financing, increased international assistance and additional investments in education, training and health infrastructure and capacity in developing countries.

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

The Company is subject to a number of privacy and data protection laws and regulations globally. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect directly the Company’s business, including recently enacted laws in a majority of U.S. states requiring security breach notification.

Although no one can predict the outcome of these and other legislative, regulatory and advocacy initiatives, the Company is well positioned to respond to the evolving health care environment and market forces.

As patents on certain of the Company’s products expire, Merck has entered into, and may continue to enter into, authorized generic agreements which reduce on a short-term limited basis, the impact of post-patent expiry sales erosion when these medicines become available in generic form.

The Company anticipates that the worldwide trend toward cost-containment will continue, resulting in ongoing pressures on health care budgets. As the Company continues to successfully launch new products, contribute to health care debates and monitor reforms, its new products, policies and strategies should enable it to maintain a strong position in the changing economic environment.

Acquisitions

In September 2007, Merck completed the acquisition of NovaCardia for $366.4 million which was paid through the issuance of Merck common stock. NovaCardia is a clinical-stage pharmaceutical company focused on cardiovascular disease. This acquisition added rolofylline (MK-7418), NovaCardia’s investigational Phase III compound for acute heart failure, to Merck’s pipeline. In connection with the acquisition, the Company recorded a charge of $325.1 million for acquired research associated with rolofylline as at the acquisition date, technological feasibility had not been established and no alternative future use existed. The charge was not deductible for tax purposes. The ongoing activity with respect to the future development of rolofylline is not expected to be material to the Company’s research and development expenses.

In December 2006, Merck completed the acquisition of Sirna Therapeutics, Inc. (“Sirna”) for approximately $1.1 billion. Sirna is a biotechnology company that is a leader in developing a new class of medicines based on RNA interference (“RNAi”) technology, which could significantly alter the treatment of disease. In connection with the acquisition, the Company recorded a charge of $466.2 million for acquired research associated with Sirna’s compounds currently under development, which related to the development of treatments for both the hepatitis B and hepatitis C viruses, which are in preclinical development, as well as licensing agreements held by Sirna. The charge was not deductible for tax purposes. The ongoing activity with respect to each of these compounds under development is not expected to be material to the Company’s research and development expenses. The acquisition of Sirna is expected to increase Merck’s ability to use RNAi technology to turn off a targeted gene in a human cell, potentially rendering inoperative a gene responsible for triggering a specific disease.

In June 2006, Merck acquired GlycoFi, Inc. (“GlycoFi”), a privately-held biotechnology company that is a leader in the field of yeast glycoengineering, which is the addition of specific carbohydrate modifications to the proteins in yeast, and optimization of biologic drug molecules, for $373 million in cash ($400 million purchase price net of $25 million of shares already owned and net transaction costs). The Company recorded a $296.3 million charge for acquired research in connection with the acquisition which was not deductible for tax purposes. In May 2006, Merck acquired Abmaxis, Inc. (“Abmaxis”), a privately-held biopharmaceutical company dedicated to the discovery and optimization of monoclonal antibody products for human therapeutics and diagnostics, for $80 million in cash. Substantially all of the purchase price was allocated to an intangible asset relating to Abmaxis’ technology platform. While each of the acquisitions has independent scientific merits, the combination of the GlycoFi and Abmaxis platforms is potentially synergistic, giving Merck the ability to operate across the entire spectrum of therapeutic antibody discovery, development and commercialization.

See Note 4 to the consolidated financial statements for further discussion of these acquisitions.

Operating Results

Sales
Worldwide sales totaled $24.2 billion for 2007, an increase of 7%, primarily attributable to a 4% volume increase, a 2% favorable effect from foreign exchange and a less than 1% favorable effect from price changes. Sales performance over 2006 reflects strong growth of the Company’s vaccines, including Gardasil, a vaccine to help prevent cervical cancer, pre-cancerous and low-grade lesions, vulvar and vaginal pre-cancers, and genital warts caused by HPV types 6, 11, 16 and 18, Varivax, a vaccine to help prevent chickenpox, RotaTeq, a vaccine to help protect against rotavirus gastroenteritis in infants and children, and Zostavax, a vaccine to help prevent shingles (herpes zoster). Also contributing to sales growth was strong performance of Singulair, a medicine indicated for the chronic treatment of asthma and the relief of symptoms of allergic rhinitis, higher sales of Januvia and sales of Janumet for the treatment of type 2 diabetes, as well as increased sales of Cozaar/Hyzaar for hypertension and/or heart failure. Sales growth was partially offset by lower sales of Zocor, the Company’s statin for modifying cholesterol, and Proscar, a urology product for the treatment of symptomatic benign prostate enlargement. Merck’s U.S. market exclusivity for Zocor and Proscar both expired in June 2006. Also offsetting sales growth in 2007 were lower revenues from the Company’s relationship with AstraZeneca LP (“AZLP”) and lower sales of Fosamax and Fosamax Plus D for the treatment and, in the case of Fosamax, prevention of osteoporosis.

Domestic sales increased 7% over 2006, while foreign sales also grew 7%. Foreign sales represented 39% of total sales in 2007. Domestic and foreign sales growth reflects the strong performance of the Company’s vaccines and growth in Singulair. In addition, domestic sales in particular benefited from higher sales of Januvia. These increases were partially offset by the loss of Zocor and Proscar market exclusivity. Foreign sales were also negatively affected by continued generic erosion related to Fosamax products.

Worldwide sales for 2006 increased 3% in total over 2005 primarily driven by strong growth of Singulair and vaccines, as well as higher revenues from the Company’s relationship with AZLP and increased sales of Cozaar/Hyzaar. In addition, sales in 2006 reflected certain supply sales, including the Company’s arrangement with Dr. Reddy’s Laboratories (“Dr. Reddy’s”) for the sale of generic simvastatin. These increases were partially offset by lower sales of Zocor and Proscar. Foreign exchange and price changes had virtually no impact on sales growth in 2006. Foreign sales represented 39% of total sales for 2006.

Sales(1) of the Company’s products were as follows:

($ in millions)	2007	2006	2005

Singulair	$4,266.3	$3,579.0	$2,975.6
Cozaar/Hyzaar	3,350.1	3,163.1	3,037.2
Fosamax	3,049.0	3,134.4	3,191.2
Zocor	876.5	2,802.7	4,381.7
Cosopt/Trusopt	786.8	697.1	617.2
Primaxin	763.5	704.8	739.6
Januvia	667.5	42.9	-
Cancidas	536.9	529.8	570.0
Vasotec/Vaseretic	494.6	547.2	623.1
Maxalt	467.3	406.4	348.4
Proscar	411.0	618.5	741.4
Propecia	405.4	351.8	291.9
Arcoxia	329.1	265.4	218.2
Crixivan/Stocrin	310.2	327.3	348.4
Emend	204.2	130.8	87.0
Invanz	190.2	139.2	93.7
Janumet	86.4	-	-
Other pharmaceutical (2)	2,465.9	2,780.5	2,295.1

	19,660.9	20,220.9	20,559.7

Vaccines: (3)
Gardasil	1,480.6	234.8	-
RotaTeq	524.7	163.4	-
Zostavax	236.0	38.6	-
ProQuad/M-M-R II/Varivax	1,347.1	820.1	597.4
Hepatitis vaccines	279.9	248.5	194.5
Other vaccines	409.9	354.0	311.4

	4,278.2	1,859.4	1,103.3

Other (4)	258.6	555.7	348.9

	$24,197.7	$22,636.0	$22,011.9

(1)	Presented net of discounts and returns.

(2)	Other pharmaceutical primarily includes sales of other human pharmaceutical products and revenue from the Company’s relationship with AZLP primarily relating to sales of Nexium, as well as Prilosec. Revenue from AZLP was $1.7 billion, $1.8 billion and $1.7 billion in 2007, 2006 and 2005, respectively. In 2006, other pharmaceutical also reflected certain supply sales, including supply sales associated with the Company’s arrangement with Dr. Reddy’s for the sale of generic simvastatin.

(3)	These amounts do not reflect sales of vaccines sold in most major European markets through the Company’s joint venture, Sanofi Pasteur MSD, the results of which are reflected in Equity income from affiliates.

(4)	Other primarily includes other human and animal health joint venture supply sales and other miscellaneous revenues.

The Company’s pharmaceutical products include therapeutic and preventive agents, generally sold by prescription, for the treatment of human disorders. Among these are Singulair, a leukotriene receptor antagonist for the chronic treatment of asthma and for the relief of symptoms of allergic rhinitis; Cozaar, Hyzaar, Vasotec and Vaseretic, the Company’s most significant hypertension and/or heart failure products; Fosamax and Fosamax Plus D (marketed as Fosavance throughout the European Union (“EU”) and as Fosamac in Japan), for the treatment and, in the case of Fosamax, prevention of osteoporosis; Zocor, Merck’s atherosclerosis product; Cosopt and Trusopt,

Merck’s largest-selling ophthalmological products; Primaxin and Cancidas, anti-bacterial/anti-fungal products; Januvia and Janumet, for the treatment of type 2 diabetes; Maxalt, an acute migraine product; Proscar, a urology product for the treatment of symptomatic benign prostate enlargement; Propecia, a product for the treatment of male pattern hair loss; Arcoxia, for the treatment of arthritis and pain; Crixivan and Stocrin, for the treatment of HIV infection; Emend, for the prevention of chemotherapy-induced and post-operative nausea and vomiting; and Invanz, for the treatment of infection.

The Company’s vaccine products include Gardasil, a vaccine to help prevent cervical cancer, pre-cancerous and low-grade lesions, vulvar and vaginal pre-cancers, and genital warts caused by HPV types 6, 11, 16 and 18; RotaTeq, a vaccine to help protect against rotavirus gastroenteritis in infants and children; Zostavax, a vaccine to help prevent shingles (herpes zoster); Varivax, a vaccine to help prevent chickenpox; ProQuad, a pediatric combination vaccine against measles, mumps, rubella and varicella; and M-M-R II, a vaccine against measles, mumps and rubella.

Segment Revenues

($ in millions)	2007	2006	2005

Pharmaceutical segment revenues	$20,101.5	$20,374.8	$20,678.8
Vaccines segment revenues(1)	3,837.6	1,705.5	984.2
Other segment revenues(2)	162.0	162.1	161.8
Other revenues(3)	96.6	393.6	187.1

Total revenues	$24,197.7	$22,636.0	$22,011.9

(1)	In accordance with segment reporting requirements, Vaccines segment revenues exclude $440.6 million, $153.9 million and $119.1 million in 2007, 2006 and 2005, respectively, of vaccines sales by certain non-U.S. subsidiaries managed by and included in the Pharmaceutical segment.

(2)	Includes other non-reportable human and animal health segments.

(3)	Other revenues are primarily comprised of miscellaneous corporate revenues, sales related to divested products or businesses and other supply sales not included in segment results.

Pharmaceutical Segment Revenues
Sales of the Pharmaceutical segment declined 1% in both 2007 and 2006 primarily due to declines in Zocor and Proscar post patent expiration, partially offset by increases in Singulair, Cozaar/Hyzaar and for 2007, higher sales of Januvia and sales of Janumet.

Worldwide sales of Singulair, a medicine indicated for the chronic treatment of asthma and the relief of symptoms of allergic rhinitis, grew 19% reaching $4.3 billion in 2007 and rose 20% to $3.6 billion in 2006, reflecting the continued demand for asthma and seasonal and perennial allergic rhinitis medications. Singulair continues to be the number one prescribed product in the U.S. respiratory market. In April 2007, the FDA approved a new indication for Singulair for the prevention of exercise-induced bronchoconstriction in patients 15 years of age and older. Singulair is the first and only oral tablet approved in the United States for this use. In January 2008, Singulair was approved in Japan for the treatment of allergic rhinitis.

Global sales of Cozaar, and its companion agent Hyzaar (a combination of Cozaar and hydrochlorothiazide), for the treatment of hypertension increased 6% to $3.4 billion in 2007 and grew 4% to $3.2 billion in 2006. Cozaar and Hyzaar are among the leading members of the growing angiotensin receptor blocker class of medicines.

Worldwide sales of Fosamax and Fosamax Plus D, for the treatment and, in the case of Fosamax, prevention of osteoporosis, declined 3% in 2007 to $3.0 billion and decreased 2% in 2006 to $3.1 billion. U.S. sales of Fosamax and Fosamax Plus D were $2.0 billion in 2007, essentially flat compared with 2006. Sales outside of the United States were affected by the availability of generic alendronate sodium products in several key markets. Fosamax lost market exclusivity in the United States in February 2008. Fosamax Plus D will lose marketing exclusivity in the United States in April 2008. As a result of these events, the Company expects significant declines in U.S. Fosamax and Fosamax Plus D sales.

Worldwide sales of Zocor, Merck’s statin for modifying cholesterol, declined 69% in 2007 and decreased 36% in 2006. Sales of Zocor in both periods were significantly negatively affected by the continuing impact of the loss of U.S. market exclusivity in June 2006.

In February 2006, the Company entered into an agreement with Dr. Reddy’s that authorized the sale of generic simvastatin. Under the terms of the agreement, the Company was reimbursed on a cost-plus basis by Dr. Reddy’s for supplying finished goods and received a share of the net profits recorded by Dr. Reddy’s. In 2006, Merck recorded $208.9 million of revenue associated with the Dr. Reddy’s arrangement for simvastatin. Merck continues to manufacture simvastatin for branded Zocor, Vytorin and the Company’s investigational compound MK-0524B.

Global sales of Januvia, the first dipeptidyl peptidase-4 (“DPP-4”) inhibitor approved in the United States for use in the treatment of type 2 diabetes, were $667.5 million in 2007 compared with $42.9 million in 2006. Januvia was approved by the FDA in October 2006 and by the EC in March 2007. DPP-4 inhibitors represent a new class of prescription medications that improve blood sugar control in patients with type 2 diabetes by enhancing a natural body system called the incretin system. By the end of 2007, Januvia was approved in 69 countries and territories, had been launched in more than 40 of those and was under review in more than a dozen others. Since the October 2006 U.S. approval, managed care formularies have made Januvia widely available.

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

In March 2007, the FDA approved Janumet, Merck’s oral antihyperglycemic agent that combines Januvia with metformin in a single tablet to address all three key defects of type 2 diabetes. Janumet has been approved, as an adjunct to diet and exercise, to improve blood sugar control in adult patients with type 2 diabetes who are not adequately controlled on metformin or sitagliptin alone, or in patients already being treated with the combination of sitagliptin and metformin. By the end of 2007, Janumet was approved in seven countries. The Company is seeking the necessary approvals to make the medicine available for use in many other countries around the world. Global sales for Janumet were $86.4 million in 2007.

In October 2007, the FDA granted Isentress (raltegravir, previously known as MK-0518) accelerated approval for use in combination with other antiretroviral agents for the treatment of HIV-1 infection in treatment-experienced adult patients who have evidence of viral replication and HIV-1 strains resistant to multiple antiretroviral agents. Isentress is the first medicine to be approved in a new class of antiretroviral drugs called integrase inhibitors. Isentress works by inhibiting the insertion of HIV DNA into human DNA by the integrase enzyme. Inhibiting integrase from performing this essential function limits the ability of the virus to replicate and infect new cells. The FDA’s decision was based on a 24-week analysis of clinical trials in which Isentress, in combination with optimized background therapy in treatment-experienced patients, provided significant reductions in HIV RNA viral load and increases in CD4 cell counts. In February 2008, the Company announced 48 week data that demonstrated Isentress, in combination with other anti-HIV medicines, maintained significant HIV-1 viral load suppression and increased CD4 cell counts through 48 weeks of therapy compared to placebo in combination with anti-HIV medicines, in two Phase III studies of treatment-experienced patients failing antiretroviral therapies. Patients in the studies had HIV resistant to at least one drug in each of three classes of oral antiretroviral medicines. By the end of 2007, the medicine was approved for use in the EU, Canada and Mexico. Merck is also conducting Phase III clinical trials of Isentress in the treatment-naïve (previously untreated) HIV population. Potent antiretroviral activity has been demonstrated with no significant changes in serum lipids at week 48 and Isentress was generally well tolerated in patients. The Company anticipates making a supplemental filing with FDA for the treatment-naïve indication in 2008. Sales for Isentress were $41.3 million in 2007.

Other products experiencing growth in 2007 include Cosopt to treat elevated intraocular pressure in patients with open-angle glaucoma or ocular hypertension, Emend for prevention of acute and delayed nausea and vomiting associated with moderately and highly emetogenic cancer chemotherapy, as well as for the treatment of post-operative nausea and vomiting, Arcoxia for the treatment of arthritis and pain, Maxalt to treat migraine pain,

Primaxin, an antibiotic, Propecia for male pattern hair loss and Invanz for the treatment of selected moderate to severe infection in adults.

The patent that provides U.S. market exclusivity for Trusopt and Cosopt expires in October 2008. After such time, the Company expects significant declines in U.S. sales of these products.

Proscar, Merck’s urology product for the treatment of symptomatic benign prostate enlargement, lost market exclusivity in the United States in June 2006. Merck’s U.S. sales of Proscar declined 76% in 2007 and 34% in 2006. The basic patent for Proscar also covers Propecia, however, Propecia is protected by additional patents which expire in October 2013.

In April 2007, the FDA issued a non-approvable letter in response to the Company’s NDA for Arcoxia (etoricoxib) for the symptomatic treatment of osteoarthritis. Arcoxia had been under review by the FDA as an investigational selective COX-2 inhibitor since the NDA was submitted in December 2003 for a 60 mg once-daily dose along with review of a separate related NDA for a 30 mg once-daily dose submitted in April 2004. In the non-approvable letter, the FDA indicated that Merck would need to provide additional data in support of the benefit-to-risk profile for the proposed doses of Arcoxia in order to gain approval. Merck continues to evaluate the options available with regard to a potential path forward in the United States. Arcoxia is currently available in 65 countries in Europe, Latin America, the Asia-Pacific region and Middle East/Northern Africa. Merck will continue to market Arcoxia outside the United States, where it has been approved for a broad range of indications, including osteoarthritis.

In November 2007, Merck and GlaxoSmithKline (“GSK”) announced that they had entered into an agreement for over-the-counter marketing rights for Mevacor (lovastatin). Mevacor is part of a class of cholesterol-reducing medicines known as “statins.” The U.S. patent for Mevacor expired in 2001. In January 2008, Merck received a non-approvable letter from the FDA to its NDA seeking approval for over-the-counter Mevacor. The FDA indicated in its letter that it would require a revised label and additional data from Merck in order to gain marketing approval. As a consequence of the FDA’s non-approvable letter, the Company terminated the agreement with GSK.

Vaccines Segment Revenues
Sales of the Vaccines segment were $3.8 billion in 2007, $1.7 billion in 2006 and $984.2 million in 2005. The increases in 2007 and 2006 are the result of new product launches in the latter part of 2006 and the continued success of in-line vaccines. The following discussion of vaccines includes total vaccines sales, of which the vast majority are included in the Vaccines segment and the remainder, representing certain sales of vaccines by non-U.S. subsidiaries, are managed by and included in the Pharmaceutical segment. These amounts do not reflect sales of vaccines sold in most major European markets through Sanofi Pasteur MSD (“SPMSD”) the Company’s joint venture with Sanofi Pasteur, the results of which are reflected in Equity income from affiliates.

Total vaccine sales as recorded by Merck in 2007 (including the $3.8 billion reflected in the Vaccines segment and the $440.6 million reflected in the Pharmaceutical segment) were $4.3 billion compared with $1.9 billion in 2006 and $1.1 billion in 2005. Growth in vaccines was led by Gardasil, as well as by the strong performance of Varivax, RotaTeq and Zostavax.

Total sales as recorded by Merck for Gardasil were $1.5 billion in 2007, which included initial purchases by many states through the U.S. Centers for Disease Control and Prevention (“CDC”) Vaccines for Children program, compared with $234.8 million in 2006. Gardasil was approved by the FDA in June 2006 and is the only approved vaccine in the United States to help prevent cervical cancer, pre-cancerous and low-grade lesions, vulvar and vaginal pre-cancers, and genital warts caused by HPV types 6, 11, 16 and 18. Gardasil was approved for use in the EU in September 2006. Gardasil is a three dose, intra muscular vaccine given over six months, approved for 9- to 26-year-old girls and women. By the end of 2007, Gardasil was approved in 93 countries, many under fast-track or expedited review, with launches under way in 76 of those countries. The vaccine remains under review in approximately 40 other countries and territories. The Company is a party to certain third party license agreements with respect to Gardasil (including a cross-license and settlement agreement with GSK). As a result of these agreements, the Company pays royalties on worldwide Gardasil sales of approximately 24% to 26% in the aggregate, which are included in Materials and production costs.

In March 2007, the CDC adopted the unanimous recommendation of its Advisory Committee on Immunization Practices (“ACIP”) for the use of Gardasil. In June 2006, the ACIP voted unanimously to recommend that girls and women 11 to 26 years old be vaccinated with Gardasil. The ACIP recommended that 9- and 10-year-old females be vaccinated with Gardasil at the discretion of their physicians. The vaccination guidelines, published in the CDC’s Morbidity and Mortality Weekly Report, finalize the provisional recommendations issued by the ACIP.

In May 2007, the FDA accepted for standard review a supplemental Biologics License Application (“sBLA”) for Gardasil which includes data on protection against vaginal and vulvar cancer caused by HPV types 16 and 18 and data on immune memory. In July 2007, the FDA accepted for standard review an sBLA for the prevention of cervical disease caused by non-vaccine types (cross protection). FDA action on both the vaginal and vulvar cancer sBLA and the cross protection sBLA is expected in the second quarter of 2008.

In November 2007, the Company presented data at the International Papillomavirus Conference about the efficacy of Gardasil in women through age 45. In January 2008, Merck submitted an sBLA with the FDA seeking an expanded indication for the use of Gardasil in women through age 45.

Clinical studies to evaluate the efficacy of Gardasil in males 16 to 26 years of age continue and the Company also expects to submit to the FDA an indication for males 16 to 26 years of age in 2008.

RotaTeq, Merck’s vaccine to help protect against rotavirus gastroenteritis in infants and children, achieved worldwide sales as recorded by Merck of $524.7 million in 2007 compared with $163.4 million in 2006. The FDA approved RotaTeq in February 2006. By the end of 2007, RotaTeq was approved in 70 countries and was launched in 42.

In December 2007, the Company announced that the prescribing information for RotaTeq now includes data showing that RotaTeq reduced hospitalizations and emergency department visits caused by the G9P1A[8] rotavirus serotype by 100% (zero cases were seen in those who received RotaTeq compared with 14 cases in placebo recipients). These data are from a post-hoc analysis of healthcare utilization data from more than 68,000 infants in the Rotavirus Efficacy and Safety Trial (REST), one of the largest pre-licensure vaccine clinical trials ever conducted.

In July 2007, the Company announced that both Gardasil and RotaTeq have been adopted by all 55 U.S.-based immunization projects of the CDC Vaccines for Children program. The Vaccines for Children program provides vaccines to children who are Medicaid-eligible, uninsured, underinsured (when seen at a Federally Qualified Health Center or Rural Health Clinic), or Native American.

As previously disclosed, the Company has been working to resolve an issue related to the bulk manufacturing process for the Company’s varicella zoster virus (“VZV”)-containing vaccines. Manufacturing of bulk varicella has resumed, however product will not be available until the changes have been fully validated and approved by the applicable regulatory agencies. This situation does not affect the quality of any of Merck’s VZV-containing vaccines currently on the market, any lots of vaccine in inventory that are ready for release to the market or any vaccines which will be filled and finished from existing VZV bulk. ProQuad, the Company’s combination vaccine that protects against measles, mumps, rubella and chickenpox, one of the VZV-containing vaccines, is currently not available for ordering; however, orders have been transitioned, as appropriate, to M-M-R II and Varivax. Total sales as recorded by Merck for ProQuad were $264.4 million for 2007 compared with $234.8 million in 2006. Merck’s sales of Varivax, the Company’s vaccine for the prevention of chickenpox (varicella), were $854.9 million in 2007 compared with $327.9 million in 2006 as the ACIP’s June 2006 second-dose recommendation continued to be implemented. Varivax is the only vaccine available in the United States to help protect against chickenpox.

Sales of Zostavax, the Company’s vaccine to help prevent shingles (herpes zoster) recorded by Merck were $236.0 million in 2007 compared with $38.6 million in 2006. Zostavax was approved by the FDA as well as by regulatory authorities in Australia and the EU in May 2006. The vaccine is the first and only medical option for the prevention of shingles.

In December 2007, Merck announced that it had initiated a voluntary recall of 11 lots of its Haemophilus influenzae type B vaccine, PedvaxHIB [Haemophilus b Conjugate Vaccine (Meningococcal Protein Conjugate)],

and two lots of its combination Haemophilus influenzae type B/ hepatitis B vaccine, Comvax [Haemophilus b Conjugate (Meningococcal Protein Conjugate) and Hepatitis B (Recombinant) vaccine]. The recall was specific to these 13 lots and did not affect any other vaccines manufactured by Merck. Merck conducted the recall because it could not assure sterility of these specific vaccine lots. The potential contamination of these specific lots was identified as part of the Company’s standard evaluation of its manufacturing processes. Sterility tests of the vaccine lots that are the subject of this recall have not found any contamination in the vaccine. The efficacy of the vaccine was not affected. Costs associated with the recall were not significant.

Merck temporarily stopped accepting orders for pediatric and adult vial formulations of Vaqta, a vaccine against hepatitis A, on October 1, 2007 in the United States. Merck will continue to accept orders for the adult formulation of Vaqta in pre-filled syringes until supplies are depleted. This situation is the result of manufacturing changes which require regulatory review and approval prior to product distribution. Until the manufacturing changes are approved, the availability of both pediatric and adult formulations of Vaqta will be affected. In the United States, the Company expects the pediatric formulation of Vaqta will be available again early in third quarter 2008. The adult formulation of Vaqta in vials is expected to be available again in fourth quarter 2008. Outside of the United States, the impact of this situation will vary depending on inventory levels and the regulatory requirements in each market. This situation does not in any way impact the quality or safety of Vaqta available on the market. Sales of Vaqta recorded by Merck were $148.5 million in 2007.

Costs, Expenses and Other

($ in millions)	2007	Change	2006	Change	2005

Materials and production	$6,140.7	2%	$6,001.1	17%	$5,149.6
Marketing and administrative	7,556.7	−7%	8,165.4	14%	7,155.5
Research and development	4,882.8	2%	4,782.9	24%	3,848.0
Restructuring costs	327.1	*	142.3	−56%	322.2
Equity income from affiliates	(2,976.5)	30%	(2,294.4)	34%	(1,717.1)
U.S. Vioxx Settlement Agreement charge	4,850.0	-	-	-	-
Other (income) expense, net	46.2	*	(382.7)	*	(110.2)

	$20,827.0	27%	$16,414.6	12%	$14,648.0

*	100% or greater.

Materials and Production
In 2007, materials and production costs increased primarily due to an increase in sales. This increase was partially offset by lower costs related to the global restructuring program. In 2007, $483.1 million of restructuring costs comprised of $460.6 million of accelerated depreciation associated with the planned sale or closure of certain of the Company’s manufacturing facilities and $22.5 million of asset impairment charges were recorded compared with $736.4 million in 2006 representing $707.3 million of accelerated depreciation and $29.1 million of asset impairments. (See Note 3 to the consolidated financial statements.) The impact from inflation on materials and production costs in 2007 was not significant.

In 2006, materials and production costs increased 17% compared with a 3% increase in sales primarily reflecting higher global restructuring costs. Materials and production costs in 2006 also included stock option expense of $23.8 million, as a result of the adoption of Financial Accounting Standards Board (“FASB”) Statement No. 123R, Share-Based Payment (“FAS 123R”) (see Note 12 to the consolidated financial statements). Additionally, materials and production costs for 2006 included a 1% unfavorable impact from inflation.

Gross margin was 74.6% in 2007 compared with 73.5% in 2006 and 76.6% in 2005. The restructuring charges noted above had an unfavorable impact of 2.0 percentage points in 2007, 3.3 percentage points in 2006 and 0.8 percentage points in 2005. Gross margin in 2007 reflects a slight unfavorable impact from changes in product mix and the positive impact of manufacturing efficiencies. Gross margin in 2006 reflects the unfavorable impact of changes in product mix, including the decline in Zocor sales as a result of the loss of U.S. market exclusivity in June 2006.

Marketing and Administrative
In 2007, marketing and administrative expenses declined 7% compared with 2006 including a 2% unfavorable effect from foreign exchange and a 2% unfavorable effect from inflation. Marketing and administrative expenses in 2007 reflect the necessary support for new and anticipated product launches. Marketing and administrative expenses in 2007 and 2006 included $280 million and $673 million, respectively, of additional reserves solely for future Vioxx legal defense costs. In addition, marketing and administrative expenses for 2007 included a $455 million gain from an insurance arbitration award related to Vioxx product liability litigation coverage. (See Note 10 to the consolidated financial statements for more information on Vioxx-related matters). Marketing and administrative expenses in 2006 also reflected a $48 million charge for Fosamax legal defense costs.

In 2006, marketing and administrative expenses increased 14%, including a 3% unfavorable effect from inflation. Marketing and administrative expenses reflected $721 million of additional reserves for Vioxx and Fosamax legal defense costs, expenses associated with the launches of three new vaccines and Januvia in the United States, as well as stock option expense of $143.7 million.

Research and Development
Research and development expenses increased 2% in 2007 and 24% in 2006 including unfavorable effects from inflation of 2% in both 2007 and 2006. Research and development expenses in 2007 also reflected significant growth in the number of compounds entering clinical trials from internal projects as well as integration of late stage acquisitions. Research and development expenses in 2007 included $325.1 million of acquired research expense related to the NovaCardia acquisition and a $75 million initial milestone payment associated with the licensing of deforolimus (MK-8669), a Phase III compound the Company is developing with ARIAD Pharmaceuticals, Inc. (“ARIAD”). In 2006, research and development expenses included $466.2 million of acquired research related to the acquisition of Sirna, as well as $296.3 million of acquired research associated with the GlycoFi acquisition. In addition, research and development expenses for 2006 reflected accelerated depreciation costs of $56.5 million related to the closure of research facilities in connection with the global restructuring program.

During 2007, the Company continued the advancement of drug candidates through the pipeline, including the FDA approvals for Janumet and Isentress. The Company’s research pipeline chart is included in Item 1. “Business — Research and Development” above.

In addition, on January 25, 2008, the FDA approved Emend (fosaprepitant dimeglumine) for Injection, 115mg, for the prevention of CINV. Emend for Injection provides a new option for day one oral Emend (125 mg) as part of the recommended three-day regimen that delivers five days of protection from nausea and vomiting. Prior to the FDA decision, the EU on January 11, 2008 granted marketing approval for Emend for Injection, known as IVEmend in the EU, an action that applies to all 27 EU member countries as well as Norway and Iceland.

In August 2007, the FDA accepted for standard review the NDA for Cordaptive (the proposed trademark for MK-0524A, ER niacin/laropiprant). Cordaptive is an investigational compound containing Merck’s own ER niacin and laropiprant, a novel flushing pathway inhibitor designed to reduce flushing often associated with niacin treatment. Niacin is widely recognized as an effective lipid-modifying therapy; however, treatment has been limited as a result of the flushing side effect. Data included in the application support the proposed use of Cordaptive, either alone or with a statin, as adjunctive therapy to diet for the treatment of elevated low-density lipoprotein cholesterol (“LDL-C” or “bad” cholesterol), low high-density lipoprotein cholesterol (“HDL-C” or “good” cholesterol) and elevated triglyceride levels. All are conditions associated with increased risk of heart disease.

In September 2007, the Company announced Phase III clinical study results in which Cordaptive reduced LDL-C levels, increased HDL-C levels and reduced triglyceride levels compared to placebo. Patients treated with Cordaptive also reported significantly less flushing compared to those patients treated with ER niacin alone. Cordaptive was administered as 1- and 2- gram doses alone or added to ongoing statin therapy in patients with dyslipidemia. Across weeks 12 to 24 of the study, 2 grams (two 1-gram tablets) of Cordaptive produced significant percent changes from baseline in LDL-C levels (-18%), HDL-C levels (20%) and triglyceride levels (-26%) relative to placebo. In addition, patients treated with Cordaptive reported significantly less flushing both at the initiation of therapy and during maintenance therapy, compared to patients on ER niacin alone. Merck anticipates FDA action in April 2008. The Company is also moving forward with filings in countries outside the United States.

The Company currently has seven drug candidates in Phase III development and anticipates making NDA filings with respect to two of the candidates in 2008:

MK-0524B is a drug candidate that combines the novel approach to raising HDL-C and lowering triglycerides from ER niacin combined with laropiprant with the proven benefits of simvastatin in one combination product. In November 2007, the Company presented results of a study at the American Heart Association 2007 Scientific Sessions which demonstrate ER niacin/laropiprant (Cordaptive) coadministered with simvastatin had significant additive effects on reducing LDL-C, increasing HDL-C and reducing triglyceride levels in a Phase III study with patients with primary hypercholesterolemia or mixed dyslipidemia. In the study, 2 g (two 1-gram tablets) of Cordaptive coadministered with simvastatin (pooled across 20 mg or 40 mg doses) reduced LDL-C by 48%, increased HDL-C by 28%, and reduced triglyceride levels by 33% following 12 weeks of treatment. The primary study endpoint was LDL-C reduction; secondary endpoints included increased HDL-C, triglyceride reduction and effects on other lipoproteins. A 1 g tablet of Cordaptive contains 1 g of Merck-developed ER niacin and 20 mg of laropiprant, a novel flushing pathway inhibitor that is designed to reduce the flushing associated with niacin. The Company plans to file MK-0524B with the FDA in 2008.

MK-0364, taranabant, is an investigational highly selective cannabinoid-1 receptor inverse agonist that in early clinical studies has demonstrated dose-related weight loss versus placebo. Taranabant was generally well-tolerated, however, as reported with another cannabinoid-1 receptor inverse agonist, some dose-dependent psychiatric adverse events were observed. The Company previously announced the initiation of a targeted Phase III program in 2006. Merck anticipates filing an NDA in 2008.

MK-0974, an investigational oral calcitonin gene-related peptide receptor antagonist, utilizes a new mechanism for the treatment of migraines that has demonstrated efficacy at least comparable to triptans in early clinical studies. In June 2007, clinical results from a Phase II study were presented for the first time at the American Headache Society annual meeting which showed that MK-0974 significantly improved migraine pain relief two hours after dosing compared to placebo, and the relief was sustained through 24 hours. MK-0974 was generally well tolerated in the study. In addition to the measure of migraine pain, MK-0974 provided relief of migraine-associated symptoms, including nausea and sensitivity to light and sound, and improved functional disability two hours post dose, as well as reduced patients’ need for rescue medication. The drug candidate entered Phase III development during 2007. The Company anticipates filing the NDA for MK-0974 in 2009.

MK-7418, rolofylline, is a Phase III investigational drug being evaluated for the treatment of acute heart failure. Phase III pilot study preliminary results indicated that rolofylline was generally well tolerated and that treatment resulted in a greater proportion of patients with improved dyspnea, fewer patients with worsening heart failure and greater weight loss compared to placebo. These benefits were achieved while preserving renal function compared to progressive worsening of renal function in patients treated with placebo. Merck acquired the drug candidate as part of the 2007 acquisition of NovaCardia and anticipates filing an NDA with the FDA in 2009.

MK-8669, deforolimus, is a novel mTOR (mammalian target of rapamycin) inhibitor being evaluated for the treatment of cancer. The drug candidate is being jointly developed and commercialized with ARIAD under an agreement reached in mid-2007 (as discussed below). The Company anticipates filing an NDA for a metastatic sarcoma indication in 2010.

A novel investigational hepatitis B vaccine, V270, currently is being evaluated in a Phase III clinical trial in adults and in patients undergoing dialysis treatment. Merck is jointly developing V270 with Dynavax Technologies Corporation (“Dynavax”) under an agreement reached in late 2007 (as discussed below). Merck anticipates filing an NDA in 2010 for adults.

MK-0822, odanacatib, is an investigational highly selective inhibitor of the cathepsin K enzyme, which is being evaluated for the treatment of osteoporosis. The cathepsin K enzyme is believed to play a role in both osteoclastic bone resorption and in degrading the protein component of bone. The inhibition of the cathepsin K enzyme by the investigational compound odanacatib is a mechanism of action different from that of currently approved treatments such as bisphosphonates. In September 2007, twelve month results from a Phase IIB study with odanacatib demonstrated dose-dependent increases in bone mineral density (“BMD”) at key fracture sites, and reduced bone turnover compared to placebo in postmenopausal women with low BMD when given at doses of 10,

25 or 50 mg. These findings were presented at the 29th Annual Meeting of the American Society for Bone and Mineral Research. BMD reflects the amount of mineralized bone tissue in a certain volume of bone, and correlates with the strength of bones and with their resistance to fracture. A BMD test is used to measure bone density and to help determine fracture risk. The Phase III program began in mid-2007. Merck anticipates filing an NDA with the FDA in 2012.

Additionally, in December 2007, the Company announced it plans to initiate a sequenced Phase III program in 2008 for MK-0859, anacetrapib, its investigational selective cholesteryl ester transfer protein (“CETP”) inhibitor, to obtain additional clinical experience in patients before initiating an outcomes study. In October 2007, the Company presented results from a Phase IIb study demonstrating that MK-0859 significantly reduced LDL-C and Apolipoprotein B and increased HDL-C and Apolipoprotein A-1 both as monotherapy and in combination with atorvastatin 20 mg compared to placebo in patients with dyslipidemia. Anacetrapib produced these positive effects on lipids with no observed blood pressure changes. CETP inhibitors work by inhibiting CETP, a plasma protein that facilitates the transport of cholesteryl esters and triglycerides between the lipoproteins.

In March 2007, Merck and H. Lundbeck A/S (“Lundbeck”) announced the discontinuation of their joint development program for gaboxadol, an investigational new medicine for the treatment of insomnia that was in Phase III development. Data from completed clinical studies suggested that the overall clinical profile for gaboxadol in insomnia does not support further development. As a result of this information, Merck and Lundbeck will not file an NDA for gaboxadol for the treatment of insomnia with the FDA, or other regulatory agencies worldwide, and have terminated ongoing clinical studies.

In September 2007, Merck announced that vaccination in a Phase II clinical trial of the Company’s investigational HIV vaccine (V520) was discontinued because the vaccine was not effective. The trial, called STEP, was co-sponsored by Merck, the National Institutes of Health’s National Institute of Allergies and Infectious Diseases (“NIAID”) and the HIV Vaccine Trials Network. The independent Data Safety Monitoring Board (“DSMB”) for STEP recommended discontinuation because the STEP trial would not meet its efficacy endpoints. In October 2007, the NIAID announced that a separate DSMB for a second clinical trial being conducted in South Africa of the same vaccine candidate recommended that vaccination and enrollment in the South Africa trial be permanently discontinued. The South Africa DSMB also recommended that volunteers in that trial be told whether they received the vaccine or placebo, be strongly encouraged to return to study sites for protocol-related tests, and be counseled about the possibility that those who received the vaccine might have an increased susceptibility to HIV infections. Detailed analyses of the available data are being conducted, including analyses to better understand if there may be an increased susceptibility to HIV infection among those volunteers who received the vaccine. The vaccine itself does not cause HIV infection.

In August 2006, Merck and Gilead Sciences, Inc. (“Gilead”) established an agreement for the distribution of Atripla in developing countries around the world. Atripla contains 600 mg of efavirenz, a non-nucleoside reverse transcriptase inhibitor, 200 mg of emtricitabine and 300 mg of tenofovir disoproxil fumarate, both nucleoside reverse transcriptase inhibitors. Efavirenz is marketed by Merck under the tradename Stocrin in all territories outside of the United States, Canada and certain European countries (where it is commercialized by Bristol Myers Squibb under the tradename Sustiva). Emtricitabine and tenofovir disoproxil fumarate are commercialized by Gilead under the tradenames Emtriva and Viread, respectively. Atripla was approved in the EU in 2007.

Merck continues to remain focused on augmenting its internal efforts by capitalizing on growth opportunities, ranging from targeted acquisitions to research collaborations, preclinical and clinical compounds and technology transactions that will drive both near- and long-term growth. The Company completed 55 transactions in 2007 across a broad range of therapeutic categories, as well as early-stage technology transactions. Merck is currently evaluating other opportunities, and is actively monitoring the landscape for a range of targeted acquisitions that meet the Company’s strategic criteria. Highlights from these activities for the year include:

In July 2007, Merck and ARIAD announced that they had entered into a global collaboration to jointly develop and commercialize deforolimus (MK-8669), ARIAD’s novel mTOR inhibitor, for use in cancer. Each party will fund 50% of the cost of global development of MK-8669, except that Merck will fund 100% of the cost of ex-U.S. development that is specific to the development or commercialization of MK-8669 outside the U.S. that is not currently part of the global development plan. The agreement provided for an initial payment of $75 million to ARIAD, which the Company recorded as Research and development expense, up to $452 million more in milestone payments to ARIAD based on the successful development of MK-8669 in multiple cancer indications (including $13.5 million paid for the initiation of the Phase III clinical trial in metastatic sarcomas and $114.5 million to be paid for the initiation of other Phase II and Phase III clinical trials), up to an additional $200 million based on achievement of significant sales thresholds, at least $200 million in estimated contributions by Merck to global development, up to $200 million in interest-bearing repayable development-cost advances from Merck to cover a portion of ARIAD’s share of global-development costs (after ARIAD has paid $150 million in global development costs), and potential commercial returns from profit sharing in the U.S. or royalties paid by Merck outside the U.S. In the U.S., ARIAD will distribute and sell MK-8669 for all cancer indications, and ARIAD and Merck will co-promote and will each receive 50% of the income from such sales. Outside the U.S., Merck will distribute, sell and promote MK-8669; Merck will pay ARIAD tiered double-digit royalties on end-market sales of MK-8669.

In September 2007, Merck completed the acquisition of NovaCardia, a privately held clinical-stage pharmaceutical company focused on cardiovascular disease. This acquisition added rolofylline (MK-7418), NovaCardia’s investigational Phase III compound for acute heart failure, to Merck’s pipeline. Merck acquired all of the outstanding equity of NovaCardia for a total purchase price of $366.4 million (including $16.4 million of cash and investments on hand at closing), which was paid through the issuance of 7.3 million shares of Merck common stock to the former NovaCardia shareholders based on Merck’s average closing stock price for the five days prior to closing of the acquisition. In connection with the acquisition, the Company recorded a charge of $325.1 million for acquired research associated with rolofylline as at the acquisition date, technological feasibility had not been established and no alternative future use existed (see “Acquisitions” above).

In November 2007, Merck and Dynavax announced a global license and development collaboration agreement to jointly develop V270, a novel investigational hepatitis B vaccine, which is currently being evaluated in a multi-center Phase III clinical trial involving adults and in patients on dialysis. Under the terms of the agreement, Merck receives worldwide exclusive rights to V270, will fund future vaccine development, and be responsible for commercialization. Dynavax received an initial payment of $31.5 million, which the Company recorded as Research and development expense, and will be eligible to receive up to $105 million in development and sales milestone payments, and double-digit tiered royalties on global sales of V270.

Also, in November 2007, Merck and GTx, Inc. (“GTx”) announced that they had entered into an agreement providing for a research and development and global strategic collaboration for selective androgen receptor modulators (“SARMs”), a new class of drugs with the potential to treat age-related muscle loss (sarcopenia) as well as other musculoskeletal conditions. This collaboration includes GTx’s lead SARM candidate, Ostarine (MK-2866), which is currently being evaluated in a Phase II clinical trial for the treatment of muscle loss in patients with cancer, and establishes a broad SARM collaboration under which GTx and Merck will pool their programs and partner to discover, develop, and commercialize current as well as future SARM molecules. As part of this global agreement, Merck will be responsible for all future costs associated with ongoing development and, if approved, commercialization of Ostarine and other investigational SARMs resulting from the collaboration. Under the terms of the collaboration agreement and related stock purchase agreement, GTx and Merck will combine their respective SARM research programs. GTx received an upfront payment of $40 million, which was recorded by Merck as Research and development expense, and will also receive $15 million in research reimbursements to be paid over the initial three years of the collaboration. In addition, Merck made an investment of $30 million in GTx common stock. GTx will also be eligible to receive up to $422 million in future milestone payments associated with the development and approval of a drug candidate if multiple indications receive regulatory approval. Additional milestones may be received for the development and approval of other collaboration drug candidates. GTx will receive royalties on any resulting worldwide product revenue.

The Company maintains a number of long-term exploratory and fundamental research programs in biology and chemistry as well as research programs directed toward product development. Merck’s research and development model is designed to increase productivity and improve the probability of success by prioritizing the Company’s research and development resources on disease areas such as atherosclerosis, hypertension, diabetes and obesity, novel vaccines; neurodegenerative and psychiatric diseases and targeted oncology therapies. The Company will also make focused investments in other areas of important unmet medical needs. In addition, the

Company is focused on utilizing new research technologies, building alliances with external partners and making targeted acquisitions which will complement the Company’s strong internal research capabilities. A chart reflecting the Company’s current research pipeline as of February 15, 2008 is set forth in Item 1. “Business.”

Share-Based Compensation
On January 1, 2006, the Company adopted FAS 123R (see Note 12 to the consolidated financial statements). FAS 123R requires all share-based payments to employees be expensed over the requisite service period based on the grant-date fair value of the awards. Prior to adopting FAS 123R, the Company accounted for employee stock options using the intrinsic value method which measures share-based compensation expense as the amount by which the market price of the stock at the date of grant exceeds the exercise price. The Company elected the modified prospective transition method for adopting FAS 123R, and therefore, prior periods were not restated. Under this method, the provisions of FAS 123R applied to all awards granted or modified after January 1, 2006. Total pretax share-based compensation expense was $330.2 million in 2007, $312.5 million in 2006 and $48.0 million in 2005. In addition, the unrecognized expense of awards that had not yet vested at the date of adoption are recognized in Net income in the periods after the date of adoption. At December 31, 2007, there was $402.8 million of total pretax unrecognized compensation expense related to nonvested stock option, restricted stock unit and performance share unit awards which will be recognized over a weighted average period of 2.0 years. For segment reporting, share-based compensation costs are unallocated expenses.

Restructuring Costs
Restructuring costs were $327.1 million, $142.3 million and $322.2 million for 2007, 2006 and 2005, respectively. In 2007, 2006 and 2005, Merck incurred $251.4 million, $113.7 million and $182.4 million, respectively, in separation costs associated with actual headcount reductions, as well as headcount reductions that were probable and could be reasonably estimated related to the global restructuring program. The Company eliminated 2,400 positions in 2007; 3,700 positions in 2006 and 1,100 positions in 2005. These position eliminations are comprised of actual headcount reductions, and the elimination of contractors and vacant positions. Also included in restructuring costs are curtailment, settlement and termination charges on the Company’s pension and other postretirement benefit plans and shutdown costs. In addition, in 2005, the Company recorded $116.8 million for separation costs associated with other restructuring programs. For segment reporting, restructuring costs are unallocated expenses.

Equity Income from Affiliates
Equity income from affiliates reflects the performance of the Company’s joint ventures and partnerships. In 2007, 2006 and 2005, the increase in Equity income from affiliates primarily reflects the successful performance of Vytorin and Zetia through the Merck/Schering-Plough partnership. See “Selected Joint Venture and Affiliate Information” below.

U.S. Vioxx Settlement Agreement Charge
On November 9, 2007, Merck entered into the Settlement Agreement with the law firms that comprise the executive committee of the Plaintiffs’ Steering Committee of the federal multidistrict Vioxx litigation as well as representatives of plaintiffs’ counsel in state coordinated proceedings to resolve state and federal MI and IS claims already filed against the Company in the United States. If certain participation conditions under the Settlement Agreement are met (or waived), the Company will pay an aggregate fixed amount of $4.85 billion into two funds for qualifying claims consisting of $4.0 billion for qualifying MI claims and $850 million for qualifying IS claims that enter into the Settlement Program. As a consequence of the Settlement Agreement, the Company recorded a pretax charge of $4.85 billion in 2007. (See Note 10 to the consolidated financial statements).

Other (Income) Expense, Net
The change in Other (income) expense, net during 2007 primarily reflects a $671.1 million charge related to the resolution of certain civil governmental investigations (see Note 10 to the consolidated financial statements) partially offset by the favorable impact of gains on sales of assets and product divestitures, as well as a net gain on the settlements of certain patent disputes. The change in Other (income) expense, net, in 2006 reflects an increase in interest income generated from the Company’s investment portfolio derived from higher interest rates and higher average investment portfolio balances.

Segment Profits

($ in millions)	2007	2006	2005

Pharmaceutical segment profits	$14,076.7	$13,649.4	$13,157.9
Vaccines segment profits	2,605.0	892.8	767.0
Other segment profits	452.7	380.7	355.5
Other	(13,763.7)	(8,701.5)	(6,916.5)

Income before income taxes	$3,370.7	$6,221.4	$7,363.9

Segment profits are comprised of segment revenues less certain elements of materials and production costs and operating expenses, including components of equity income (loss) from affiliates and depreciation and amortization expenses. For internal management reporting presented to the chief operating decision maker, the Company does not allocate the vast majority of indirect production costs, research and development expenses and general and administrative expenses, as well as the cost of financing these activities. Separate divisions maintain responsibility for monitoring and managing these costs, including depreciation related to fixed assets utilized by these divisions and, therefore, they are not included in segment profits. Also excluded from the determination of segment profits are the U.S. Vioxx Settlement Agreement charge, taxes paid at the joint venture level and a portion of equity income. Additionally, segment profits do not reflect other expenses from corporate and manufacturing cost centers and other miscellaneous income (expense). These unallocated items are reflected in “Other” in the above table. Also included in other are miscellaneous corporate profits, operating profits related to divested products or businesses, other supply sales and adjustments to eliminate the effect of double counting certain items of income and expense.

Pharmaceutical segment profits increased 3% in 2007 and 4% in 2006 reflecting higher equity income, primarily driven by the strong performance of the Merck/Schering-Plough partnership, partially offset by the loss of U.S. market exclusivity for Zocor and Proscar.

Vaccines segment profits nearly tripled in 2007 and grew 16% in 2006 driven by the launch of three new vaccines in the latter part of 2006 and the successful performance of Varivax. Vaccines segment profits also reflect equity income from SPMSD.

Taxes on Income
The Company’s effective income tax rate was 2.8% in 2007, 28.7% in 2006 and 37.1% in 2005. The 2007 effective tax rate reflects the reduction of domestic pretax income primarily resulting from the U.S. Vioxx Settlement Agreement charge and the related change in mix of domestic and foreign pretax income. The higher effective tax rate in 2005 reflects an unfavorable impact of 9.1 percentage points primarily related to the Company’s decision to repatriate $15.9 billion of foreign earnings in accordance with the American Jobs Creation Act of 2004 (“AJCA”).

Net Income and Earnings per Share

($ in millions except per share amounts)	2007	Change	2006	Change	2005

Net income	$3,275.4	−26%	$4,433.8	−4%	$4,631.3
As a % of sales	13.5%		19.6%		21.0%
As a % of average total assets	7.0%		9.9%		10.6%
Earnings per common share assuming dilution	$1.49	−27%	$2.03	−3%	$2.10

Net Income and Earnings per Common Share
Net income decreased 26% in 2007 and declined 4% in 2006. Earnings per common share assuming dilution declined 27% in 2007 compared to a decline of 3% in 2006. The declines in 2007 reflect the impact of the U.S. Vioxx Settlement Agreement charge and civil governmental investigations charge, partially offset by lower reserves for legal defense costs, a gain from an insurance arbitration award related to Vioxx product liability litigation coverage, lower acquired research costs and the favorable impact of gains on sales of assets and product divestitures, as well as a net gain on the settlements of certain patent disputes. Net income and EPS in 2007 also reflect revenue growth of vaccines, Singulair and Januvia, as well as higher equity income from affiliates. Net income and EPS declines in 2006 primarily reflect acquired research charges, higher restructuring charges, increased reserves for legal defense costs and the incremental impact of expensing stock options, partially offset by growth in equity income from affiliates. Net income as a percentage of sales was 13.5% in 2007, 19.6% in 2006 and 21.0% in 2005. The decrease in the percentage of sales ratio in 2007 as compared to 2006 reflects the same factors discussed above. Net income as a percentage of average total assets was 7.0% in 2007, 9.9% in 2006 and 10.6% in 2005.

Selected Joint Venture and Affiliate Information

To expand its research base and realize synergies from combining capabilities, opportunities and assets, in previous years the Company formed a number of joint ventures. (See Note 8 to the consolidated financial statements.)

Merck/Schering-Plough Partnership
In 2000, the Company and Schering-Plough Corporation (“Schering-Plough”) (collectively, the “Partners”) entered into agreements to create separate equally-owned partnerships to develop and market in the United States new prescription medicines in the cholesterol-management and respiratory therapeutic areas. These agreements generally provide for equal sharing of development costs and for co-promotion of approved products by each company. In 2001, the cholesterol-management partnership agreements were expanded to include all the countries of the world, excluding Japan. In 2002, ezetimibe, the first in a new class of cholesterol-lowering agents, was launched in the United States as Zetia (marketed as Ezetrol outside the United States). In 2004, a combination product containing the active ingredients of both Zetia and Zocor was approved in the United States as Vytorin (marketed as Inegy outside the United States).

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

Sales of joint venture products were as follows:

($ in millions)	2007	2006	2005

Vytorin	$2,779.1	$1,955.3	$1,028.3
Zetia	2,407.1	1,928.8	1,396.7

	$5,186.2	$3,884.1	$2,425.0

Global sales of Vytorin grew 42% in 2007 and 90% in 2006. Vytorin is the only combination tablet cholesterol treatment to provide LDL cholesterol lowering through the dual inhibition of cholesterol production and absorption. Global sales of Zetia increased 25% in 2007 and 38% in 2006.

On January 14, 2008, the MSP Partnership announced the primary endpoint and other results of the ENHANCE (Effect of Combination Ezetimibe and High-Dose Simvastatin vs. Simvastatin Alone on the Atherosclerotic Process in Patients with Heterozygous Familial Hypercholesterolemia) trial. The MSP Partnership submitted an abstract on the ENHANCE trial for presentation at the American College of Cardiology meeting in March 2008 and was notified of its acceptance by the College. ENHANCE was a surrogate endpoint trial conducted in 720 patients with Heterozygous Familial Hypercholesterolemia, a rare condition that affects approximately 0.2% of the population. All analyses were conducted in accordance with the original statistical analysis plan. The primary endpoint was the mean change in the intima-media thickness measured at three sites in the carotid arteries (the right and left common carotid, internal carotid and carotid bulb) between patients treated with ezetimibe/simvastatin 10/80 mg versus patients treated with simvastatin 80 mg alone over a two year period. There was no statistically significant difference between treatment groups on the primary endpoint. There was also no statistically significant difference between the treatment groups for each of the components of the primary endpoint, including the common carotid artery. Key secondary imaging endpoints showed no statistical difference between treatment groups. The overall incidence rates of treatment-related adverse events, serious adverse events or adverse events leading to discontinuation were generally similar between treatment groups. Both medicines were generally well tolerated. Overall, the safety profiles of ezetimibe/simvastatin and simvastatin alone were similar and generally consistent with their product labels. In the trial, there was a significant difference in low-density lipoprotein (“LDL”) cholesterol lowering seen between the treatment groups — 58% LDL cholesterol lowering at 24 months on ezetimibe/simvastatin as compared to 41% at 24 months on simvastatin alone. This surrogate endpoint study was not powered nor designed to assess cardiovascular clinical event outcomes. The MSP Partnership is currently conducting the IMPROVE-IT trial, a large clinical cardiovascular outcomes trial comparing Vytorin (ezetimibe/simvastatin) and simvastatin and including more than 10,000 patients. Vytorin contains two medicines: ezetimibe and simvastatin. Vytorin has not been shown to reduce heart attacks or strokes more than simvastatin alone.

During December 2007 and through February 26, 2008, the Company and its joint-venture partner, Schering-Plough, received several joint letters from the House Committee on Energy and Commerce and the House Subcommittee on Oversight and Investigations, and one letter from the Senate Finance Committee, collectively seeking a combination of witness interviews, documents and information on a variety of issues related to the ENHANCE clinical trial, the sale and promotion of Vytorin, as well as sales of stock by corporate officers. On January 25, 2008, the companies and the MSP Partnership each received two subpoenas from the New York State Attorney General’s Office seeking similar information and documents. Merck and Schering-Plough have also each received a letter from the Office of the Connecticut Attorney General dated February 1, 2008, requesting documents related to the marketing and sale of Vytorin and Zetia and the timing of disclosures of the results of ENHANCE. The Company is cooperating with these investigations and working with Schering-Plough to respond to the inquiries. In addition, since mid-January 2008, the Company has become aware of or been served with approximately 85 civil class action lawsuits alleging common law and state consumer fraud claims in connection with the MSP Partnership’s sale and promotion of Vytorin and Zetia.

The Company has been closely monitoring sales of Vytorin and Zetia following the release of the ENHANCE clinical trial results in the press release on January 14, 2008. To date, sales of both products in the U.S. have been below the Company’s prior expectations. In addition, wholesalers in the U.S. have moderated their purchases of both products to reduce their inventory levels.

The respiratory therapeutic agreements provide for the joint development and marketing in the United States by the Partners of a once-daily, fixed-combination tablet containing the active ingredients montelukast sodium and loratadine. Montelukast sodium, a leukotriene receptor antagonist, is sold by Merck as Singulair and loratadine, an antihistamine, is sold by Schering-Plough as Claritin, both of which are indicated for the relief of symptoms of allergic rhinitis. In August 2007, the Partners announced that the New Drug Application filing for montelukast sodium/loratadine had been accepted by the U.S. Food and Drug Administration for standard review. The Partners are seeking U.S. marketing approval of the medicine for treatment of allergic rhinitis symptoms in patients who want relief from nasal congestion. The Company anticipates FDA action in the second quarter of 2008.

The results from the Company’s interest in the MSP Partnership are recorded in Equity income from affiliates. Merck recognized equity income of $1,830.8 million in 2007, $1,218.6 million in 2006 and $570.4 million in 2005.

The financial statements of the MSP Partnership are included in Item 15. (a)(2) “Financial Statement Schedules” below.

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

Merck earns ongoing revenue based on sales of current and future KBI products and such revenue was $1.7 billion, $1.8 billion and $1.7 billion in 2007, 2006 and 2005, respectively, primarily relating to sales of Nexium, as well as Prilosec. In addition, Merck earns certain Partnership returns, which are recorded in Equity income from affiliates. Such returns include a priority return provided for in the Partnership Agreement, variable returns based, in part, upon sales of certain former Astra USA, Inc. products, and a preferential return representing Merck’s share of undistributed AZLP GAAP earnings. These returns aggregated $820.1 million, $783.7 million and $833.5 million in 2007, 2006 and 2005, respectively. The AstraZeneca merger triggers a partial redemption of Merck’s limited partnership interest in 2008. Upon this redemption, AZLP will distribute to KBI an amount based primarily on a multiple of Merck’s average annual variable returns derived from sales of the former Astra USA, Inc. products for the three years prior to the redemption (the “Limited Partner Share of Agreed Value”).

In conjunction with the 1998 restructuring for a payment of $443.0 million, which was recorded as deferred income, Astra purchased an option (the “Asset Option”) to buy Merck’s interest in the KBI products, excluding the gastrointestinal medicines Nexium and Prilosec (the “Non-PPI Products”). The Asset Option is exercisable in the first half of 2010 at an exercise price equal to the net present value as of March 31, 2008 of projected future pretax revenue to be received by the Company from the Non-PPI Products (the “Appraised Value”). Merck also had the right to require Astra to purchase such interest in 2008 at the Appraised Value. In February 2008, the Company advised AZLP that it will not exercise the Asset Option. In addition, in 1998 the Company granted Astra an option to buy Merck’s common stock interest in KBI, and, therefore, Merck’s interest in Nexium and Prilosec, exercisable two years after Astra’s purchase of Merck’s interest in the Non-PPI Products. The exercise of this option by Astra is also provided for in the year 2017 or if combined annual sales of the two products fall below a minimum amount provided, in each case, only so long as AstraZeneca’s option in 2010 has been exercised. The exercise price is based on the net present value of estimated future net sales of Nexium and Prilosec as determined at the time of exercise, subject to certain true-up mechanisms.

Also, as a result of the AstraZeneca merger, in exchange for Merck’s relinquishment of rights to future Astra products with no existing or pending U.S. patents at the time of the merger, Astra paid $967.4 million (the “Advance Payment”), which is subject to a true-up calculation (the “True-Up Amount”) in 2008 that may require repayment of all or a portion of this amount. The True-Up Amount is directly dependent on the fair market value in 2008 of the Astra product rights retained by the Company. Accordingly, recognition of this contingent income has been deferred until the realizable amount is determinable in 2008. In 2007, the Company reclassified this amount to Accrued and other current liabilities from non-current liabilities as this true-up calculation will occur before the end of the second quarter of 2008.

The sum of the Limited Partner Share of Agreed Value, the Appraised Value and the True-Up Amount is guaranteed to be a minimum of $4.7 billion. Distribution of the Limited Partner Share of Agreed Value and payment of the True-Up Amount will occur in the first half of 2008 and such amounts are anticipated to represent a substantial portion of the $4.7 billion. These payments will result in a pretax gain estimated to be $2.1 billion to

$2.3 billion. AstraZeneca’s purchase of Merck’s interest in the Non-PPI Products is contingent upon the exercise of AstraZeneca’s option in 2010 and, therefore, payment of the Appraised Value may or may not occur.

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

Sales of joint venture products were as follows:

($ in millions)	2007	2006	2005

Fipronil products	$1,033.3	$886.9	$757.7
Biological products	674.9	600.7	533.2
Avermectin products	478.4	468.7	467.5
Other products	262.2	238.4	228.6

	$2,448.8	$2,194.7	$1,987.0

Sanofi Pasteur MSD
In 1994, Merck and Pasteur Merieux Connaught (now Sanofi Pasteur S.A.) established a 50% owned joint venture to market vaccines in Europe and to collaborate in the development of combination vaccines for distribution in Europe.

In 2006, Merck launched three new vaccines that have been approved for use in the EU and are being marketed by SPMSD in certain Western European countries: Gardasil to help prevent cervical cancer, pre-cancerous and low-grade lesions, vulvar and vaginal pre-cancers, and genital warts caused by HPV types 6, 11, 16 and 18; RotaTeq to help protect against rotavirus gastroenteritis in infants and children; and Zostavax to help prevent shingles (herpes zoster) in individuals 60 years of age or older.

Sales of joint venture products were as follows:

($ in millions)	2007	2006	2005

Viral vaccines	$86.8	$100.1	$78.5
Hepatitis vaccines	72.9	70.9	81.1
Gardasil	476.0	7.5	-
Other vaccines	802.3	735.4	705.5

	$1,438.0	$913.9	$865.1

Johnson & Johnson°Merck Consumer Pharmaceuticals Company
In 1989, Merck formed a joint venture with Johnson & Johnson to develop and market a broad range of nonprescription medicines for U.S. consumers. This 50% owned joint venture was expanded in Europe in 1993 and into Canada in 1996. In 2004, Merck sold its 50% equity stake in its European joint venture to Johnson & Johnson. Merck will continue to benefit through royalties on certain products and also regained the rights to potential future products that switch from prescription to over-the-counter status in Europe.

Sales of joint venture products were as follows:

($ in millions)	2007	2006	2005

Gastrointestinal products	$218.5	$250.9	$250.8
Other products	1.2	1.7	2.5

	$219.7	$252.6	$253.3

Capital Expenditures

Capital expenditures were $1.0 billion in 2007, $980.2 million in 2006 and $1.4 billion in 2005. Expenditures in the United States were $788.0 million in 2007, $714.7 million in 2006 and $938.7 million in 2005. Expenditures during 2007 included $372.7 million for production facilities, $226.2 million for research and development facilities, $9.3 million for environmental projects, and $402.8 million for administrative, safety and general site projects, of which approximately 40% represents capital investments related to a multi-year initiative to standardize the Company’s information systems. Capital expenditures for 2008 are estimated to be $1.6 billion.

Depreciation expense was $1.8 billion in 2007, $2.1 billion in 2006 and $1.5 billion in 2005, of which $1.4 billion, $1.5 billion and $1.1 billion, respectively, applied to locations in the United States. Total depreciation expense in 2007, 2006 and 2005 included accelerated depreciation of $460.6 million, $763.8 million and $84.6 million, respectively, associated with the global restructuring program. Additionally, depreciation expense for 2005 reflects $103.1 million associated with the closure of the Terlings Park basic research center (see Note 3 to the consolidated financial statements).

Analysis of Liquidity and Capital Resources

Merck’s strong financial profile enables the Company to fully fund research and development, focus on external alliances, support in-line products and maximize upcoming launches while providing significant cash returns to shareholders.

Selected Data

($ in millions)	2007	2006	2005

Working capital	$2,787.2	$2,507.5	$7,806.9
Total debt to total liabilities and equity	11.9%	15.3%	18.1%
Cash provided by operations to total debt	1.2:1	1.0:1	0.9:1

Cash provided by operating activities, which was $7.0 billion in 2007, $6.8 billion in 2006 and $7.6 billion in 2005, continues to be the Company’s primary source of funds to finance capital expenditures, treasury stock purchases and dividends paid to stockholders. At December 31, 2007, the total of worldwide cash and investments was $15.4 billion, including $8.2 billion of cash, cash equivalents and short-term investments, and $7.2 billion of long-term investments.

Working capital levels are more than adequate to meet the operating requirements of the Company. The ratios of total debt to total liabilities and equity and cash provided by operations to total debt reflect the strength of the Company’s operating cash flows and the ability of the Company to cover its contractual obligations.

During 2006, the Company began shifting its mix of investments from short-term to long-term, resulting in a reduction of working capital in line with historical levels relative to the level at December 31, 2005. In 2005, to enable execution of the AJCA repatriation, the Company changed its mix of investments from long-term to short-term, resulting in a significant increase in working capital as of December 31, 2005. The AJCA created temporary incentives through December 31, 2005 for U.S. multinationals to repatriate accumulated income earned outside of the United States as of December 31, 2002. In connection with the AJCA, the Company repatriated $15.9 billion during 2005. As a result, the Company recorded an income tax charge of $766.5 million in Taxes on Income in 2005 related to this repatriation, $185 million of which was paid in 2005 and the remainder of which was paid in the first quarter of 2006. As of December 31, 2005, approximately $5.2 billion of the AJCA repatriation was invested in fully collateralized overnight repurchase agreements. In early 2006, the Company began reinvesting its repurchase agreement balances into other investments.

During 2008, the Company anticipates that under the U.S. Vioxx Settlement Agreement, if participation conditions are met or waived, the Company will make payments of up to approximately $1.6 billion pursuant to the Settlement Agreement. Also, the Company anticipates making payments of approximately $671 million related to the resolution of investigations of civil claims by federal and state authorities relating to certain past marketing and selling activities. The Company will receive payments in the first half of 2008 for certain AZLP-related activities as discussed above in “Selected Joint Venture and Affiliate Information.” Distribution of such amounts are anticipated to represent a substantial portion of the $4.7 billion minimum.

As previously disclosed, the IRS has completed its examination of the Company’s tax returns for the years 1993 to 2001. As a result of the examination, the Company made an aggregate payment of $2.79 billion in February 2007. This payment was offset by (i) a tax refund of $165 million received in 2007 for amounts previously paid for these matters and (ii) a federal tax benefit of approximately $360 million related to interest included in the payment, resulting in a net cash cost to the Company of approximately $2.3 billion in 2007. The impact for years subsequent to 2001 for items reviewed as part of the examination was included in the payment although those years remain open in all other respects. The closing of the IRS examination did not have a material impact on the Company’s results of operations in 2007 as these amounts had been previously provided for.

As previously disclosed, Merck’s Canadian tax returns for the years 1998 through 2004 are being examined by the Canada Revenue Agency (“CRA”). In October 2006, the CRA issued the Company a notice of reassessment containing adjustments related to certain intercompany pricing matters, which result in additional Canadian and provincial tax due of approximately $1.6 billion (U.S. dollars) plus interest of approximately $810 million (U.S. dollars). In addition, in July 2007, the CRA proposed additional adjustments for 1999 relating to another intercompany pricing matter. The adjustments would increase Canadian tax due by approximately $22 million (U.S. dollars) plus $21 million (U.S. dollars) of interest. It is possible that the CRA will propose similar adjustments for later years. The Company disagrees with the positions taken by the CRA and believes they are without merit. The Company intends to contest the assessment through the CRA appeals process and the courts if necessary. In connection with the appeals process, during 2007, the Company pledged collateral to two financial institutions, one of which provided a guarantee to the CRA and the other to the Quebec Ministry of Revenue representing a portion of the tax and interest assessed. The collateral is included in Other Assets in the Consolidated Balance Sheet and totaled approximately $1.4 billion at December 31, 2007. The Company has previously established reserves for these matters. While the resolution of these matters may result in liabilities higher or lower than the reserves, management believes that resolution of these matters will not have a material effect on the Company’s financial position or liquidity. However, an unfavorable resolution could have a material effect on the Company’s results of operations or cash flows in the quarter in which an adjustment is recorded or tax is due.

In July 2007, the CRA notified the Company that it is in the process of proposing a penalty of $160 million (U.S. dollars) in connection with the 2006 notice. The penalty is for failing to provide information on a timely basis. The Company vigorously disagrees with the penalty and feels it is inapplicable and that appropriate information was provided on a timely basis. The Company is pursuing all appropriate remedies to avoid having the penalty assessed and was notified in early August 2007 that the CRA is holding the imposition of a penalty in abeyance pending a review of the Company’s submissions as to the inapplicability of a penalty.

The IRS recently began its examination of the Company’s 2002 to 2005 federal income tax returns. In addition, various state and foreign tax examinations are in progress. Tax years that remain subject to examination by major tax jurisdictions include Germany from 1999, Italy and Japan from 2000 and the United Kingdom from 2002.

The Company’s contractual obligations as of December 31, 2007 are as follows:

Payments Due by Period

($ in millions)	Total	2008	2009 - 2010	2011 -2012	Thereafter

Purchase obligations	$776.7	$336.0	$377.3	$17.6	$45.8
Loans payable and current portion of long-term debt	1,823.6	1,823.6	-	-	-
Long-term debt	3,915.8	-	120.7	432.6	3,362.5
U.S. Vioxx Settlement Agreement (1)	4,850.0	1,600.0	3,250.0	-	-
Civil governmental investigations resolution	671.0	671.0	-	-	-
Unrecognized tax benefits (2)	50.0	50.0	-	-	-
Operating leases	157.6	43.1	62.6	34.9	17.0

	$12,244.7	$4,523.7	$3,810.6	$485.1	$3,425.3

(1)	Payments under the U.S. Vioxx Settlement Agreement are contingent upon participation conditions being met or waived. Also, the timing of such payments may vary depending on the timing of the claims assessment process.

(2)	As of December 31, 2007, the Company’s Consolidated Balance Sheet reflects a liability for unrecognized tax benefits of $3.69 billion, including $50.0 million reflected as a current liability. Due to the high degree of uncertainty regarding the timing of future cash outflows of liabilities for unrecognized tax benefits beyond one year, a reasonable estimate of the period of cash settlement for years beyond 2008 can not be made.

Purchase obligations consist primarily of goods and services that are enforceable and legally binding and include obligations for minimum inventory contracts, research and development and advertising. Amounts reflected for research and development obligations do not include contingent milestone payments. Loans payable and current portion of long-term debt also reflects $331.7 million of long-dated notes that are subject to repayment at the option of the holders on an annual basis. Required funding obligations for 2008 relating to the Company’s pension and other postretirement benefit plans are not expected to be material.

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

In April 2007, the Company extended the maturity date of its $1.5 billion, 5-year revolving credit facility from April 2011 to April 2012. The facility provides backup liquidity for the Company’s commercial paper borrowing facility and is for general corporate purposes. The Company has not drawn funding from this facility.

The Company’s long-term credit ratings assigned by Moody’s Investors Service and Standard & Poor’s are Aa3 with a developing outlook and AA- with a stable outlook, respectively. These ratings continue to allow access to the capital markets and flexibility in obtaining funds on competitive terms. The Company continues to maintain a conservative financial profile. Total cash and investments of $15.4 billion exceeds the sum of loans payable and long-term debt of $5.7 billion. We place our cash and investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issuer. Despite this strong financial profile, certain contingent events, if realized, which are discussed in Note 10 to the consolidated financial statements, could have a material adverse impact on the Company’s liquidity and capital resources. The Company does not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose the Company to unrecorded financial obligations.

In July 2002, the Board of Directors approved purchases over time of up to $10.0 billion of Merck shares. Total treasury stock purchased under this program in 2007 was $1.4 billion. As of December 31, 2007, $5.1 billion remains under the 2002 stock repurchase authorization approved by the Merck Board of Directors.

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

The objective of the revenue hedging program is to reduce the potential for longer-term unfavorable changes in foreign exchange to decrease the U.S. dollar value of future cash flows derived from foreign currency denominated sales, primarily the euro and Japanese yen. To achieve this objective, the Company will partially hedge anticipated third-party sales that are expected to occur over its planning cycle, typically no more than three years into the future. The Company will layer in hedges over time, increasing the portion of sales hedged as it gets closer to the expected date of the transaction, such that it is probable the hedged transaction will occur. The portion of sales hedged is based on assessments of cost-benefit profiles that consider natural offsetting exposures, revenue and exchange rate volatilities and correlations, and the cost of hedging instruments. The hedged anticipated sales are a specified component of a portfolio of similarly denominated foreign currency-based sales transactions, each of which responds to the hedged risk in the same manner. Merck manages its anticipated transaction exposure principally with purchased local currency put options, which provide the Company with a right, but not an obligation, to sell foreign currencies in the future at a predetermined price. If the U.S. dollar strengthens relative to the currency of the hedged anticipated sales, total changes in the options’ cash flows fully offset the decline in the expected future U.S. dollar cash flows of the hedged foreign currency sales. Conversely, if the U.S. dollar weakens, the options’ value reduces to zero, but the Company benefits from the increase in the value of the anticipated foreign currency cash flows. While a weaker U.S. dollar would result in a net benefit, the market value of the Company’s hedges would have declined by $69.5 million and $38.7 million, respectively, from a uniform 10% weakening of the U.S. dollar at December 31, 2007 and 2006. The market value was determined using a foreign exchange option pricing model and holding all factors except exchange rates constant. Because Merck principally uses purchased local currency put options, a uniform weakening of the U.S. dollar will yield the largest overall potential loss in the market value of these options. The sensitivity measurement assumes that a change in one foreign currency relative to the U.S. dollar would not affect other foreign currencies relative to the U.S. dollar. Although not predictive in nature, the Company believes that a 10% threshold reflects reasonably possible near-term changes in Merck’s major foreign currency exposures relative to the U.S. dollar. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.

The primary objective of the balance sheet risk management program is to protect the U.S. dollar value of foreign currency denominated net monetary assets from the effects of volatility in foreign exchange that might occur prior to their conversion to U.S. dollars. Merck principally utilizes forward exchange contracts, which enable the Company to buy and sell foreign currencies in the future at fixed exchange rates and economically offset the consequences of changes in foreign exchange on the amount of U.S. dollar cash flows derived from the net assets. Merck routinely enters into contracts to fully offset the effects of exchange on exposures denominated in developed country currencies, primarily the euro and Japanese yen. For exposures in developing country currencies, the Company will enter into forward contracts on a more limited basis and only when it is deemed economical to do so based on a cost-benefit analysis that considers the magnitude of the exposure, the volatility of the exchange rate and the cost of the hedging instrument. The Company will also minimize the effect of exchange on monetary assets and liabilities by managing operating activities and net asset positions at the local level. The Company uses forward contracts to hedge the changes in fair value of certain foreign currency denominated available-for-sale securities attributable to fluctuations in foreign currency exchange rates. A sensitivity analysis to changes in the value of the U.S. dollar on foreign currency denominated derivatives, investments and monetary assets and liabilities indicated that if the U.S. dollar uniformly weakened by 10% against all currency exposures of the Company at December 31, 2007 and 2006, Income before taxes would have declined by $24.6 million and $32.7 million, respectively. Because

Merck is in a net short position relative to its major foreign currencies after consideration of forward contracts, a uniform weakening of the U.S. dollar will yield the largest overall potential net loss in earnings due to exchange. This measurement assumes that a change in one foreign currency relative to the U.S. dollar would not affect other foreign currencies relative to the U.S. dollar. Although not predictive in nature, the Company believes that a 10% threshold reflects reasonably possible near-term changes in Merck’s major foreign currency exposures relative to the U.S. dollar. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.

Interest Rate Risk Management
In addition to the revenue hedging and balance sheet risk management programs, the Company may use interest rate swap contracts on certain investing and borrowing transactions to manage its net exposure to interest rate changes and to reduce its overall cost of borrowing. The Company does not use leveraged swaps and, in general, does not leverage any of its investment activities that would put principal capital at risk. At December 31, 2007, the Company was a party to seven pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes in which the notional amounts match the amount of the hedged fixed-rate notes. There were two swaps maturing in 2011 with notional amounts of $125 million each; one swap maturing in 2013 with a notional amount of $500 million and four swaps maturing in 2015 with notional amounts of $250 million each. The swaps effectively convert the fixed-rate obligations to floating-rate instruments. In January and February 2008, the Company terminated the four interest rate swap contracts with notional amounts of $250 million each, which effectively converted its 4.75% fixed-rate notes due 2015 to variable rate debt. As a result of the swap terminations, the Company received $96.2 million in cash, excluding accrued interest which was not material. The corresponding gains related to the basis adjustment of the debt associated with the terminated swap contracts have been deferred and will be amortized as a reduction of interest expense over the remaining term of the notes. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.

The Company’s investment portfolio includes cash equivalents and short-term investments, the market values of which are not significantly impacted by changes in interest rates. The market value of the Company’s medium- to long-term fixed-rate investments is modestly impacted by changes in U.S. interest rates. Changes in medium- to long-term U.S. interest rates have a more significant impact on the market value of the Company’s fixed-rate borrowings, which generally have longer maturities. A sensitivity analysis to measure potential changes in the market value of the Company’s investments, debt and related swap contracts from a change in interest rates indicated that a one percentage point increase in interest rates at December 31, 2007 and 2006 would have positively impacted the net aggregate market value of these instruments by $62.1 million and $111.0 million, respectively. A one percentage point decrease at December 31, 2007 and 2006 would have negatively impacted the net aggregate market value by $114.6 million and $171.0 million, respectively. The fair value of the Company’s debt was determined using pricing models reflecting one percentage point shifts in the appropriate yield curves. The fair value of the Company’s investments was determined using a combination of pricing and duration models.

Critical Accounting Policies and Other Matters

The consolidated financial statements include certain amounts that are based on management’s best estimates and judgments. Estimates are used in determining such items as provisions for sales discounts and returns, depreciable and amortizable lives, recoverability of inventories produced in preparation for product launches, amounts recorded for contingencies, environmental liabilities and other reserves, pension and other postretirement benefit plan assumptions, share-based compensation assumptions, amounts recorded in connection with acquisitions, impairments of long-lived assets and investments, and taxes on income. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Application of the following accounting policies result in accounting estimates having the potential for the most significant impact on the financial statements.

Revenue Recognition
Revenues from sales of products are recognized when title and risk of loss passes to the customer. Due to changes in terms and conditions for domestic pharmaceutical sales in the fourth quarter of 2007, revenues for these products, previously recognized at the time of shipment, were recognized at time of delivery consistent with many foreign subsidiaries and vaccine sales. There was no significant impact on revenue in the fourth quarter of 2007 as a result of these changes. Recognition of revenue also requires reasonable assurance of collection of sales proceeds and completion of all performance obligations. Domestically, sales discounts are issued to customers as direct discounts at the point-of-sale or indirectly through an intermediary wholesale purchaser, known as chargebacks, or indirectly in the form of rebates. Additionally, sales are generally made with a limited right of return under certain conditions. Revenues are recorded net of provisions for sales discounts and returns, which are established at the time of sale.

The provision for aggregate indirect customer discounts covers chargebacks and rebates. Chargebacks are discounts that occur when a contracted customer purchases directly through an intermediary wholesale purchaser. The contracted customer generally purchases product at its contracted price plus a mark-up from the wholesaler. The wholesaler, in turn, charges the Company back for the difference between the price initially paid by the wholesaler and the contract price paid to the wholesaler by the customer. The provision for chargebacks is based on expected sell-through levels by the Company’s wholesale customers to contracted customers, as well as estimated wholesaler inventory levels. Rebates are amounts owed based upon definitive contractual agreements or legal requirements with private sector and public sector (Medicaid and Medicare Part D) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. The provision is based on expected payments, which are driven by patient usage and contract performance by the benefit provider customers.

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

The Company continually monitors its provision for aggregate indirect customer discounts. There were no material adjustments to estimates associated with the aggregate indirect customer discount provision in 2007, 2006 or 2005.

Summarized information about changes in the aggregate indirect customer discount accrual is as follows:

($ in millions)	2007	2006

Balance, January 1	$757.1	$1,166.5
Current provision	2,109.7	3,519.4
Adjustments to prior years	(14.1)	(29.5)
Payments	(2,153.3)	(3,899.3)

Balance, December 31	$699.4	$757.1

Accruals for chargebacks are reflected as a direct reduction to accounts receivable and accruals for rebates as current liabilities. The accrued balances relative to these provisions included in Accounts receivable and Accrued and other current liabilities were $82.5 million and $616.9 million, respectively, at December 31, 2007, and $60.4 million and $696.7 million, respectively, at December 31, 2006.

The Company maintains a returns policy that allows its customers to return product within a specified period prior to and subsequent to the expiration date (generally, six months before and twelve months after product expiration). The estimate of the provision for returns is based upon historical experience with actual returns. Additionally, the Company considers factors such as levels of inventory in the distribution channel, product dating and expiration period, whether products have been discontinued, entrance in the market of additional generic competition, changes in formularies or launch of over-the-counter products, among others. The product returns provision, as well as actual returns, were less than 1.0% of net sales in 2007, 2006 and 2005.

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

Inventories Produced in Preparation for Product Launches
The Company capitalizes inventories produced in preparation for product launches sufficient to support initial market demand. Typically, capitalization of such inventory does not begin until the related product candidates are in Phase III clinical trials and are considered to have a high probability of regulatory approval. The Company monitors the status of each respective product within the regulatory approval process; however, the Company generally does not disclose specific timing for regulatory approval. If the Company is aware of any specific risks or contingencies other than the normal regulatory approval process or if there are any specific issues identified during the research process relating to safety, efficacy, manufacturing, marketing or labeling, the related inventory would generally not be capitalized. Expiry dates of the inventory are impacted by the stage of completion. The Company manages the levels of inventory at each stage to optimize the shelf life of the inventory in relation to anticipated market demand in order to avoid product expiry issues. For inventories that are capitalized, anticipated future sales and shelf lives support the realization of the inventory value as the inventory shelf life is sufficient to meet initial product launch requirements. Inventories produced in preparation for product launches capitalized at December 31, 2007 and 2006 were not significant.

Contingencies and Environmental Liabilities
The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including product liability, intellectual property and commercial litigation, as well as additional matters such as antitrust actions. (See Note 10 to the consolidated financial statements.) The Company records accruals for contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. For product liability claims, a portion of the overall accrual is actuarially determined and considers such factors as past experience, number of claims reported and estimates of claims incurred but not yet reported. Individually significant contingent losses are accrued when probable and reasonably estimable.

Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. As of January 1, 2006, the Company had a reserve of $685 million solely for its future legal defense costs related to the Vioxx Litigation (as defined below). During 2006, the Company spent $500 million in the aggregate in legal defense costs related to the Vioxx Litigation and recorded additional charges of $673 million. Accordingly, as of December 31, 2006, the Company had a reserve of $858 million solely for its future legal defense costs related to the Vioxx Litigation. During 2007, the Company spent $616 million in the aggregate in legal defense costs worldwide related to (i) the Vioxx Product Liability Lawsuits, (ii) the Vioxx Shareholder Lawsuits, (iii) the Vioxx Foreign Lawsuits, and (iv) the Vioxx Investigations (collectively, the “Vioxx Litigation”). In the second quarter and third quarter of 2007, the Company recorded charges of $210 million and $70 million, respectively, to increase the reserve solely for its future legal defense costs related to the Vioxx Litigation. In increasing the reserve, the Company considered the same factors that it considered when it previously established reserves for the Vioxx Litigation. On November 9, 2007, Merck entered into the Settlement Agreement with the law firms that comprise the executive committee of the Plaintiffs’ Steering Committee of the federal multidistrict Vioxx Litigation as well as representatives of plaintiffs’ counsel in the Texas, New Jersey and California state coordinated proceedings to resolve state and federal MI and IS claims filed as of that date in the United States. If certain participation conditions under the Settlement Agreement are met (or waived), Merck will pay a fixed aggregate amount into two funds for qualifying claims that enter into the Settlement Program. As a result of entering into the Settlement Agreement, the Company recorded a pretax charge of $4.85 billion which represents the fixed aggregate amount to be paid to plaintiffs qualifying for payment under the Settlement Program. In the fourth quarter of 2007, the Company spent approximately $200 million in Vioxx legal defense costs which resulted in a reserve of $522 million at December 31, 2007 for its future legal defense costs related to the Vioxx Litigation. After entering into the Settlement Agreement, the Company reviewed its reserve for the Vioxx legal defense costs and allocated approximately $80 million of its reserve to Merck’s anticipated future costs to administer the Settlement Program. Some of the significant factors considered in the review of the reserve were as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of the Vioxx Litigation, including the Settlement Agreement and the expectation that the Settlement Agreement will be consummated, but that certain lawsuits will continue to be pending; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the Vioxx Product Liability Lawsuits. Events such as scheduled trials that are expected to occur throughout 2008 and 2009, and the inherent inability to predict the ultimate outcomes of such trials and the disposition of the Vioxx Product Liability Lawsuits not participating in or not eligible for the Settlement Program, limit the Company’s ability to reasonably estimate its legal costs beyond 2009. Together with the $4.85 billion reserved for the Settlement Program, the aggregate amount of the reserve established for the Vioxx Litigation as of December 31, 2007 was approximately $5.372 billion. While the Company does not anticipate that it will need to increase the reserve every quarter, it will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase its reserves for legal defense costs at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

The Company currently anticipates that a number of Vioxx Product Liability Lawsuits will be tried throughout 2008. A trial in the Oregon securities case is scheduled for 2008, but the Company cannot predict whether this trial will proceed on schedule or the timing of any of the other Vioxx Shareholder Lawsuit trials. The Company believes that it has meritorious defenses to the Vioxx Lawsuits and will vigorously defend against them. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek indeterminate damages, the Company is unable to predict the outcome of these matters, and at this time cannot reasonably estimate the possible loss or range of loss with respect to the Vioxx Lawsuits not included in the Settlement Program. The Company has not established any reserves for any potential liability relating to the Vioxx Lawsuits not included in the Settlement Program or the Vioxx Investigations, including for those cases in which verdicts or judgments have been entered against the Company, and are now in post-verdict proceedings or on appeal. In each of those cases the Company believes it has strong points to raise on appeal and therefore that unfavorable outcomes in such cases are not probable. Unfavorable outcomes in the Vioxx Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

As of December 31, 2007, the Company had a remaining reserve of approximately $27 million solely for its future legal defense costs for the Fosamax Litigation. Some of the significant factors considered in the establishment of the reserve for the Fosamax Litigation legal defense costs were as follows: the actual costs incurred by the Company thus far; the development of the Company’s legal defense strategy and structure in light of the creation of the Fosamax multidistrict litigation; the number of cases being brought against the Company; and the anticipated timing, progression, and related costs of pre-trial activities in the Fosamax Litigation. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves. Due to the uncertain nature of litigation, the Company is unable to estimate its costs beyond the end of 2009. The Company has not established any reserves for any potential liability relating to the Fosamax Litigation. Unfavorable outcomes in the Fosamax Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

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

The Company believes that it is in compliance in all material respects with applicable environmental laws and regulations. Expenditures for remediation and environmental liabilities were $19.5 million in 2007, and are estimated at $69.1 million for the years 2008 through 2012. In management’s opinion, the liabilities for all environmental matters that are probable and reasonably estimable have been accrued and totaled $109.6 million and $129.0 million at December 31, 2007 and December 31, 2006, respectively. These liabilities are undiscounted, do not consider potential recoveries from other parties and will be paid out over the periods of remediation for the applicable sites, which are expected to occur primarily over the next 15 years. Although it is not possible to predict with certainty the outcome of these matters, or the ultimate costs of remediation, management does not believe that any reasonably possible expenditures that may be incurred in excess of the liabilities accrued should exceed $54.0 million in the aggregate. Management also does not believe that these expenditures should result in a material adverse effect on the Company’s financial position, results of operations, liquidity or capital resources for any year.

Share-Based Compensation
The Company recognizes compensation cost relating to share-based payment transactions in Net income using a fair-value measurement method, in accordance with FAS 123R, which it adopted on January 1, 2006. FAS 123R requires all share-based payments to employees, including grants of stock options, to be recognized in Net income as compensation expense based on fair value over the requisite service period of the awards. The Company determines the fair value of certain share-based awards using the Black-Scholes option-pricing model which uses both historical and current market data to estimate the fair value. This method incorporates various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield and expected life of the options.

Pensions and Other Postretirement Benefit Plans
Net pension and other postretirement benefit cost totaled $489.3 million in 2007 and $563.7 million in 2006. Pension and other postretirement benefit plan information for financial reporting purposes is calculated using actuarial assumptions including a discount rate for plan benefit obligations and an expected rate of return on plan assets.

The Company reassesses its benefit plan assumptions on a regular basis. For both the pension and other postretirement benefit plans, the discount rate is evaluated annually and modified to reflect the prevailing market rate at December 31 of a portfolio of high-quality fixed-income debt instruments that would provide the future cash flows needed to pay the benefits included in the benefit obligation as they come due. At December 31, 2007, the Company changed its discount rate to 6.50% from 6.00% for its U.S. pension plans and its U.S. other postretirement benefit plans.

The expected rate of return for both the pension and other postretirement benefit plans represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, the Company considers long-term compound annualized returns of historical market data as well as actual returns on the Company’s plan assets and applies adjustments that reflect more recent capital market experience. Using this reference information, the Company develops forward-looking return expectations for each asset category and a weighted average expected long-term rate of return for a targeted portfolio allocated across these investment categories. The expected portfolio performance reflects the contribution of active management as appropriate. As a result of this analysis, for 2008, the Company’s expected rate of return of 8.75% remained unchanged from 2007 for its U.S. pension and other postretirement benefit plans.

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

Actuarial assumptions are based upon management’s best estimates and judgment. A reasonably possible change of plus (minus) 25 basis points in the discount rate assumption, with other assumptions held constant, would have an estimated $42.4 million favorable (unfavorable) impact on its U.S. net pension and postretirement benefit cost. A reasonably possible change of plus (minus) 25 basis points in the expected rate of return assumption, with other assumptions held constant, would have an estimated $13.7 million favorable (unfavorable) impact on its U.S. net pension and postretirement benefit cost. The Company does not expect to have a minimum pension funding requirement under the Internal Revenue Code during 2008. The preceding hypothetical changes in the discount rate and expected rate of return assumptions would not impact the Company’s funding requirements.

Net loss amounts, which reflect experience differentials primarily relating to differences between expected and actual returns on plan assets as well as the effects of changes in actuarial assumptions, are recorded as a component of Accumulated other comprehensive income. Expected returns are based on a calculated market-related value of assets. Under this methodology, asset gains/losses resulting from actual returns that differ from the Company’s expected returns are recognized in the market-related value of assets ratably over a five-year period. Also, net loss amounts in Accumulated other comprehensive income in excess of certain thresholds are amortized into net pension and other postretirement benefit cost over the average remaining service life of employees. Amortization of net losses for the Company’s U.S. plans at December 31, 2007 is expected to increase net pension and other postretirement benefit cost by approximately $68 million annually from 2008 through 2012.

Acquisitions
The Company accounts for acquired businesses using the purchase method of accounting in accordance with FAS 141, Business Combinations, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of net assets acquired is recorded as goodwill. If the Company determines the acquired company is a development stage company which has not commenced its planned principal operations, the acquisition will be accounted for as an acquisition of assets rather than as a business combination and, therefore, goodwill would not be recorded. The fair value of intangible assets, including acquired research, is based on significant judgments made by management, and accordingly, for significant items, the Company typically obtains assistance from third party valuation specialists. Amounts are allocated to acquired research and expensed at the date of acquisition if technological feasibility has not been established and no alternative future use exists. For projects which can be used immediately in the research process that have alternative future uses, the Company capitalizes these intangible assets and amortizes them over an appropriate useful life. The valuations and useful life assumptions are based on information available near the acquisition date and are based on expectations and assumptions that are deemed reasonable by management. The judgments made in determining estimated fair values assigned to assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations.

For intangible assets, including acquired research, the Company typically uses the income approach, which estimates fair value based on each project’s projected cash flows. Future cash flows are predominately based on a net income forecast of each project, consistent with historical pricing, margins and expense levels of similar products. Revenues are estimated based on relevant market size and growth factors, expected industry trends, individual project life cycles, and the life of each research project’s underlying patent, if any. Expected revenues are then adjusted for the probability of technical and marketing success and the resulting cash flows are discounted at a risk-adjusted discount rate.

Impairments of Long-Lived Assets
The Company assesses changes in economic conditions and makes assumptions regarding estimated future cash flows in evaluating the value of the Company’s property, plant and equipment, goodwill and other intangible assets.

The Company periodically evaluates whether current facts or circumstances indicate that the carrying values of its long-lived assets to be held and used are recoverable in accordance with FAS 144, Accounting for the

Impairments or Disposal of Long-Lived Assets. If such circumstances are determined to exist, an estimate of the undiscounted future cash flows of these assets, or appropriate asset groupings, is compared to the carrying value to determine whether an impairment exists. If the asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. If quoted market prices are not available, the Company will estimate its fair value using a discounted value of estimated future cash flows approach.

The Company tests its goodwill for impairment at least annually in accordance with FAS 142, Goodwill and Other Intangible Assets, using a fair value based test. Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses purchased and is assigned to reporting units within the Company’s segments. Other acquired intangibles are recorded at cost. When events or circumstances warrant a review, the Company will assess recoverability from future operations of other intangibles using undiscounted cash flows derived from the lowest appropriate asset groupings, generally the subsidiary level. Impairments are recognized in operating results to the extent that carrying values exceed fair value, which is determined based on the net present value of estimated cash flows.

Impairments of Investments
The Company reviews its investments for impairments based on the determination of whether the decline in market value of the investment below the carrying value is other than temporary. The Company considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost and the Company’s ability and intent to hold the investments.

Taxes on Income
The Company’s effective tax rate is based on pretax income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. An estimated effective tax rate for a year is applied to the Company’s quarterly operating results. In the event that there is a significant unusual or one-time item recognized, or expected to be recognized, in the Company’s quarterly operating results, the tax attributable to that item would be separately calculated and recorded at the same time as the unusual or one-time item. The Company considers the resolution of prior year tax matters to be such items. Significant judgment is required in determining the Company’s tax provision and in evaluating its tax positions. The recognition and measurement of a tax position is based on management’s best judgment given the facts, circumstances and information available at the reporting date. In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which Merck adopted on January 1, 2008, the Company evaluates tax positions to determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit in the financial statements. If the more likely than not threshold is not met in the period for which a tax position is taken, the Company may subsequently recognize the benefit of that tax position if the tax matter is effectively settled, the statute of limitations expires, or if the more likely than not threshold is met in a subsequent period. (See Note 15 to the consolidated financial statements.)

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

As previously disclosed, the AJCA created a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside of the United States as of December 31, 2002. In connection with the AJCA, the Company repatriated $15.9 billion during 2005 (see Note 15 to the consolidated financial statements). As a result of this repatriation, the Company recorded an income tax charge of $766.5 million in Taxes on Income in 2005 related to this repatriation. This charge was partially offset by a $100 million benefit associated with a decision to implement certain tax planning strategies. The Company has not changed its intention to indefinitely reinvest accumulated earnings earned subsequent to December 31, 2002. At December 31, 2007, foreign earnings of $17.2 billion have been retained indefinitely by subsidiary companies for reinvestment. No provision will be made for income taxes that would be payable upon the distribution of such earnings and it is not practicable to determine the amount of the related unrecognized deferred income tax liability.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. FAS 157 was originally effective January 1, 2008. In February 2008, the FASB issued Staff Position (“FSP”) 157-2 that deferred the effective date of FAS 157 for one year for nonfinancial assets and liabilities recorded at fair value on a non-recurring basis. The effect of adoption of FAS 157 and FSP 157-2 on the Company’s financial position and results of operations is not expected to be material.

In February 2007, the FASB issued Statement No. FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“FAS 159”), which is effective January 1, 2008. FAS 159 permits companies to choose to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The effect of adoption of FAS 159 on the Company’s financial position and results of operations is not expected to be material.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 07-3, Accounting for Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“Issue 07-3”), which is effective January 1, 2008 and is applied prospectively for new contracts entered into on or after the effective date. Issue 07-3 addresses nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities. Issue 07-3 will require these payments be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. The effect of adoption of Issue 07-3 on the Company’s financial position and results of operations is not expected to be material.

In December 2007, the FASB issued Statements No. 141R, Business Combinations (“FAS 141R”), and No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“FAS 160”). FAS 141R expands the scope of acquisition accounting to all transactions under which control of a business is obtained. Among other things, FAS 141R requires that contingent consideration as well as contingent assets and liabilities be recorded at fair value on the acquisition date, that acquired in-process research and development be capitalized and recorded as intangible assets at the acquisition date, and also requires transaction costs and costs to restructure the acquired company be expensed. FAS 160 requires, among other things, that noncontrolling interests be recorded as equity in the consolidated financial statements. FAS 141R and FAS 160 are both effective January 1, 2009. The Company is assessing the impacts of these standards on its financial position and results of operations.

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

The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors, including risk factors, described in the Company’s filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K. In Item 1A. “Risk Factors” of this annual report on Form 10-K the Company discusses in more detail various important risk factors that could cause actual results to differ from expected or historic results. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The information required by this Item is incorporated by reference to the discussion under “Financial Instruments Market Risk Disclosures” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8.	Financial Statements and Supplementary Data.

(a)	Financial Statements

The consolidated balance sheet of Merck & Co., Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, of retained earnings, of comprehensive income and of cash flows for each of the three years in the period ended December 31, 2007, the Notes to Consolidated Financial Statements, and the report dated February 27, 2008 of PricewaterhouseCoopers LLP, independent registered public accounting firm, are as follows:

Consolidated Statement of Income
Merck & Co., Inc. and Subsidiaries
Years Ended December 31
($ in millions except per share amounts)

	2007	2006	2005

Sales	$24,197.7	$22,636.0	$22,011.9

Costs, Expenses and Other
Materials and production	6,140.7	6,001.1	5,149.6
Marketing and administrative	7,556.7	8,165.4	7,155.5
Research and development	4,882.8	4,782.9	3,848.0
Restructuring costs	327.1	142.3	322.2
Equity income from affiliates	(2,976.5)	(2,294.4)	(1,717.1)
U.S. Vioxx Settlement Agreement charge	4,850.0	-	-
Other (income) expense, net	46.2	(382.7)	(110.2)

	20,827.0	16,414.6	14,648.0

Income Before Taxes	3,370.7	6,221.4	7,363.9
Taxes on Income	95.3	1,787.6	2,732.6

Net Income	$3,275.4	$4,433.8	$4,631.3

Basic Earnings per Common Share	$1.51	$2.04	$2.11

Earnings per Common Share Assuming Dilution	$1.49	$2.03	$2.10

Consolidated Statement of Retained Earnings
Merck & Co., Inc. and Subsidiaries
Years Ended December 31
($ in millions)

	2007	2006	2005

Balance, January 1	$39,095.1	$37,980.0	$36,687.4

Cumulative Effect of Adoption of FIN 48	81.0	-	-
Net Income	3,275.4	4,433.8	4,631.3
Dividends Declared on Common Stock	(3,310.7)	(3,318.7)	(3,338.7)

Balance, December 31	$39,140.8	$39,095.1	$37,980.0

Consolidated Statement of Comprehensive Income
Merck & Co., Inc. and Subsidiaries
Years Ended December 31
($ in millions)

	2007	2006	2005

Net Income	$3,275.4	$4,433.8	$4,631.3

Other Comprehensive Income
Net unrealized (loss) gain on derivatives, net of tax and net income realization	(4.4)	(50.9)	81.3
Net unrealized gain on investments, net of tax and net income realization	58.0	26.1	50.3
Benefit plan net gain (loss) and prior service cost (credit), net of tax and amortization	240.3	-	-
Minimum pension liability, net of tax	-	22.5	(7.0)
Cumulative translation adjustment relating to equity investees, net of tax	44.3	18.9	(26.4)

	338.2	16.6	98.2

Comprehensive Income	$3,613.6	$4,450.4	$4,729.5

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheet
Merck & Co., Inc. and Subsidiaries
December 31
($ in millions)

	2007	2006

Assets
Current Assets
Cash and cash equivalents	$5,336.1	$5,914.7
Short-term investments	2,894.7	2,798.3
Accounts receivable	3,636.2	3,314.8
Inventories (excludes inventories of $345.2 in 2007 and $416.1 in
2006 classified in Other assets — see Note 6)	1,881.0	1,769.4
Prepaid expenses and taxes	1,297.4	1,433.0

Total current assets	15,045.4	15,230.2

Investments	7,159.2	7,788.2

Property, Plant and Equipment (at cost)
Land	405.8	408.9
Buildings	10,048.0	9,745.9
Machinery, equipment and office furnishings	13,553.7	13,172.4
Construction in progress	795.6	882.3

	24,803.1	24,209.5
Less allowance for depreciation	12,457.1	11,015.4

	12,346.0	13,194.1

Goodwill	1,454.8	1,431.6

Other Intangibles, Net	713.2	943.9

Other Assets	11,632.1	5,981.8

	$48,350.7	$44,569.8

Liabilities and Stockholders’ Equity
Current Liabilities
Loans payable and current portion of long-term debt	$1,823.6	$1,285.1
Trade accounts payable	624.5	496.6
Accrued and other current liabilities	8,534.9	6,653.3
Income taxes payable	444.1	3,460.8
Dividends payable	831.1	826.9

Total current liabilities	12,258.2	12,722.7

Long-Term Debt	3,915.8	5,551.0

Deferred Income Taxes and Noncurrent Liabilities	11,585.3	6,330.3

Minority Interests	2,406.7	2,406.1

Stockholders’ Equity
Common stock, one cent par value
Authorized — 5,400,000,000 shares
Issued — 2,983,508,675 shares — 2007 — 2,976,223,337 shares — 2006	29.8	29.8
Other paid-in capital	8,014.9	7,166.5
Retained earnings	39,140.8	39,095.1
Accumulated other comprehensive loss	(826.1)	(1,164.3)

	46,359.4	45,127.1
Less treasury stock, at cost
811,005,791 shares — 2007
808,437,892 shares — 2006	28,174.7	27,567.4

Total stockholders’ equity	18,184.7	17,559.7

	$48,350.7	$44,569.8

The accompanying notes are an integral part of this consolidated financial statement.

Consolidated Statement of Cash Flows
Merck & Co., Inc. and Subsidiaries
Years Ended December 31
($ in millions)

	2007	2006	2005

Cash Flows from Operating Activities
Net income	$3,275.4	$4,433.8	$4,631.3
Adjustments to reconcile net income to net cash provided by operating activities:
U.S. Vioxx Settlement Agreement charge	4,850.0	-	-
Depreciation and amortization	1,988.2	2,268.4	1,708.1
Deferred income taxes	(1,781.9)	(530.2)	9.0
Equity income from affiliates	(2,976.5)	(2,294.4)	(1,717.1)
Dividends and distributions from equity affiliates	2,485.6	1,931.9	1,101.2
Share-based compensation	330.2	312.5	48.0
Acquired research	325.1	762.5	-
Taxes paid for Internal Revenue Service settlement	(2,788.1)	-	-
Other	(64.7)	18.1	647.5
Net changes in assets and liabilities:
Accounts receivable	(290.7)	(709.3)	345.9
Inventories	(40.7)	226.5	125.6
Trade accounts payable	117.7	16.4	63.6
Accrued and other current liabilities	451.1	461.6	238.2
Income taxes payable	987.2	(138.2)	663.2
Noncurrent liabilities	26.2	(125.6)	(412.2)
Other	105.1	131.2	156.2

Net Cash Provided by Operating Activities	6,999.2	6,765.2	7,608.5

Cash Flows from Investing Activities
Capital expenditures	(1,011.0)	(980.2)	(1,402.7)
Purchases of securities and other investments	(10,132.7)	(19,591.3)	(125,308.4)
Acquisitions of subsidiaries, net of cash acquired	(1,135.9)	(404.9)	-
Proceeds from sales of securities and other investments	10,860.2	16,143.8	128,981.4
Increase in restricted cash	(1,401.1)	(48.1)	-
Other	10.5	(3.0)	(3.1)

Net Cash (Used) Provided by Investing Activities	(2,810.0)	(4,883.7)	2,267.2

Cash Flows from Financing Activities
Net change in short-term borrowings	11.4	(1,522.8)	1,296.2
Proceeds from issuance of debt	-	755.1	1,000.0
Payments on debt	(1,195.3)	(506.2)	(1,014.9)
Purchases of treasury stock	(1,429.7)	(1,002.3)	(1,015.3)
Dividends paid to stockholders	(3,307.3)	(3,322.6)	(3,349.8)
Proceeds from exercise of stock options	898.6	369.9	136.5
Other	156.2	(375.3)	(93.1)

Net Cash Used by Financing Activities	(4,866.1)	(5,604.2)	(3,040.4)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	98.3	52.1	(128.8)

Net (Decrease) Increase in Cash and Cash Equivalents	(578.6)	(3,670.6)	6,706.5
Cash and Cash Equivalents at Beginning of Year	5,914.7	9,585.3	2,878.8

Cash and Cash Equivalents at End of Year	$5,336.1	$5,914.7	$9,585.3

The accompanying notes are an integral part of this consolidated financial statement.

Notes to Consolidated Financial Statements
Merck & Co., Inc. and Subsidiaries
($ in millions except per share amounts)

1.	Nature of Operations

Merck is a global research-driven pharmaceutical company that discovers, develops, manufactures and markets a broad range of innovative products to improve human and animal health. The Company’s operations are principally managed on a products basis and are comprised of two reportable segments: the Pharmaceutical segment and the Vaccines segment. The Pharmaceutical segment includes human health pharmaceutical products marketed either directly or through joint ventures. These products consist of therapeutic and preventive agents, sold by prescription, for the treatment of human disorders. Merck sells these human health pharmaceutical products primarily to drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. The Vaccines segment includes human health vaccine products marketed either directly or through a joint venture. These products consist of preventive pediatric, adolescent and adult vaccines, primarily administered at physician offices. Merck sells these human health vaccines primarily to physicians, wholesalers, physician distributors and government entities. The Company’s professional representatives communicate the effectiveness, safety and value of its pharmaceutical and vaccine products to health care professionals in private practice, group practices and managed care organizations.

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

Foreign Currency Translation — The U.S. dollar is the Company’s functional currency.

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

Investments — Investments classified as available-for-sale are reported at fair value, with unrealized gains or losses, to the extent not hedged, reported net of tax in Accumulated other comprehensive income (“AOCI”). Investments in debt securities classified as held-to-maturity, consistent with management’s intent, are reported at cost. Impairment losses are charged to Other (income) expense, net, for other-than-temporary declines in fair value. The Company considers available evidence in evaluating potential impairment of its investments, including the duration and extent to which fair value is less than cost and the Company’s ability and intent to hold the investment.

Revenue Recognition — Revenues from sales of products are recognized when title and risk of loss passes to the customer. Due to changes in terms and conditions for domestic pharmaceutical sales in the fourth quarter of 2007, revenues for these products, previously recognized at the time of shipment, were recognized at time of delivery, consistent with many foreign subsidiaries and vaccine sales. There was no significant impact on revenue in the fourth quarter of 2007 as a result of these changes. Recognition of revenue also requires reasonable assurance of collection of sales proceeds and completion of all performance obligations. Domestically, sales discounts are issued to customers as direct discounts at the point-of-sale or indirectly through an intermediary wholesale purchaser, known as chargebacks, or indirectly in the form of rebates. Additionally, sales are generally made with a limited right of return under certain conditions. Revenues are recorded net of provisions for sales discounts and returns, which are established at the time of sale. Accruals for chargebacks are reflected as a direct reduction to accounts receivable and accruals for rebates are recorded as accrued expenses. The accrued balances relative to these provisions included in Accounts receivable and Accrued and other current liabilities were $82.5 million and $616.9 million, respectively, at December 31, 2007 and $60.4 million and $696.7 million, respectively, at December 31, 2006.

The Company recognizes revenue from the sales of vaccines to the Federal government for placement into stockpiles related to the Pediatric Vaccine Stockpile in accordance with Securities and Exchange Commission (“SEC”) Interpretation, Commission Guidance Regarding Accounting for Sales of Vaccines and BioTerror Countermeasures to the Federal Government for Placement into the Pediatric Vaccine Stockpile or the Strategic National Stockpile.

Depreciation — Depreciation is provided over the estimated useful lives of the assets, principally using the straight-line method. For tax purposes, accelerated methods are used. The estimated useful lives primarily range from 10 to 50 years for Buildings, and from 3 to 15 years for Machinery, equipment and office furnishings.

Software Capitalization — The Company capitalizes certain costs incurred in connection with obtaining or developing internal-use software including external direct costs of material and services, and payroll costs for employees directly involved with the software development in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized software costs are included in Property, plant and equipment and amortized over a period ranging from 3 to 5 years, beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage and post-implementation stage, as well as maintenance and training costs, are expensed as incurred. At December 31, 2007, the Company had approximately $200 million of unamortized capitalized software costs related to a multi-year initiative to standardize its information systems.

Acquisitions — The Company accounts for acquired businesses using the purchase method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 141, Business Combinations, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of net assets acquired is recorded as goodwill. If the Company determines the acquired company is a development stage company which has not commenced its planned principal operations, the acquisition will be accounted for as an acquisition of assets rather than as a business combination and, therefore, goodwill would not be recorded. In accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, the Company allocates amounts to acquired research which are expensed at the date of acquisition if technological feasibility has not been established and no alternative future use exists. For projects which can be used immediately in the research process that have alternative future uses, the Company capitalizes these intangible assets and amortizes them over an appropriate useful life. The operating results of the acquired business are reflected in the Company’s consolidated financial statements and results of operations as of the date of acquisition.

Goodwill and Other Intangibles — Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses purchased. Goodwill is assigned to reporting units within the Company’s segments and evaluated for impairment on at least an annual basis, using a fair value based test. Other acquired intangibles are recorded at cost and are amortized on a straight-line basis over their estimated useful lives ranging from 3 to 20 years (see Note 7). When events or circumstances warrant a review, the Company will assess recoverability from future operations of other intangibles using undiscounted cash flows derived from the lowest appropriate asset groupings, generally the subsidiary level. Impairments are recognized in operating results to the extent that carrying value exceeds fair value, which is determined based on the net present value of estimated future cash flows.

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

Share-Based Compensation — Effective January 1, 2006, the Company adopted FASB Statement No. 123R, Share-Based Payment (“FAS 123R”) (see Note 12). FAS 123R requires all share-based payments to employees, including grants of stock options, to be expensed over the requisite service period based on the grant-date fair value of the awards and requires that the unvested portion of all outstanding awards upon adoption be recognized using the same fair value and attribution methodologies previously determined under FASB Statement No. 123, Accounting for Stock-Based Compensation. The Company uses the Black-Scholes valuation method. Prior to adoption of FAS 123R, employee share-based compensation was recognized using the intrinsic value method, which measures share-based compensation expense as the amount at which the market price of the stock at the date of grant exceeds the exercise price. Accordingly, no compensation expense was recognized for the Company’s share-based compensation plans other than for its performance-based awards, restricted stock units and options granted to employees of certain equity method investees.

Restructuring Costs — The Company records restructuring activities in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Asset impairment costs are recorded in accordance with FASB Statement No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. Employee termination benefits covered by existing benefit arrangements are recorded in accordance with FASB Statement No. 112, Employers’ Accounting for Postemployment Benefits — an amendment of FASB Statement No. 5 and 43 and FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans for Termination Benefits.

Contingencies and Legal Defense Costs — The Company records accruals for contingencies and legal defense costs expected to be incurred in connection with a loss contingency when it is probable that a liability has been incurred and the amount can be reasonably estimated in accordance with FASB Statement No. 5, Accounting for Contingencies.

Taxes on Income — Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting based on enacted tax laws and rates. The Company evaluates tax positions to determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit in the financial statements.

Use of Estimates — The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and, accordingly, include certain amounts that are based on management’s best estimates and judgments. Estimates are used in determining such items as provisions for sales discounts and returns, depreciable and amortizable lives, recoverability of inventories produced in preparation for product launches, amounts recorded for contingencies, environmental liabilities and other reserves, pension and other postretirement benefit plan assumptions, share-based compensation, amounts recorded in connection with acquisitions, impairments of long-lived assets and investments, and taxes on income. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

Reclassifications — Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

Recently Issued Accounting Standards — The FASB recently issued Statement No. 157, Fair Value Measurements (“FAS 157”), Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“FAS 159”), Statement No. 141R, Business Combinations (“FAS 141R”), Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“FAS 160”), and ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 07-3, Accounting for Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“Issue 07-3”).

FAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. FAS 157 was originally effective January 1, 2008. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, that deferred the effective date of FAS 157 for one year for nonfinancial assets and liabilities recorded at fair value on a non-recurring basis. The effect of adoption of FAS 157 and FSP 157-2 on the Company’s financial position and results of operations is not expected to be material.

FAS 159, which is effective January 1, 2008, permits companies to choose to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The effect of adoption of FAS 159 on the Company’s financial position and results of operations is not expected to be material.

EITF Issue 07-03, which is effective January 1, 2008 and is applied prospectively for new contracts entered into on or after the effective date, addresses nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities. Issue 07-3 will require these payments be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. The effect of adoption of Issue 07-3 on the Company’s financial position and results of operations is not expected to be material.

FAS 141R expands the scope of acquisition accounting to all transactions under which control of a business is obtained. Among other things, FAS 141R requires that contingent consideration as well as contingent assets and liabilities be recorded at fair value on the acquisition date, that acquired in-process research and development be capitalized and recorded as intangible assets at the acquisition date, and also requires transaction costs and costs to restructure the acquired company be expensed. FAS 160 requires, among other things, that noncontrolling interests be recorded as equity in the consolidated financial statements. FAS 141R and FAS 160 are both effective January 1, 2009. The Company is assessing the impacts of these standards on its financial position and results of operations.

3.	Restructuring

Global Restructuring Program
In November 2005, the Company announced the initial phase of a global restructuring program designed to reduce the Company’s cost structure, increase efficiency and enhance competitiveness. The initial steps include the implementation of a new supply strategy by the Merck Manufacturing Division, which is intended to create a leaner, more cost-effective and customer-focused manufacturing model over a three-year period. As part of this program, Merck announced plans to sell or close five manufacturing sites and two preclinical sites by the end of 2008. The Company has also sold or closed certain other facilities and sold related assets in connection with the restructuring program. The pretax costs of this restructuring program were $810.1 million in 2007, $935.5 million in 2006, $401.2 million in 2005 and are expected to be approximately $100 million to $300 million in 2008. Through the end of 2008, when the initial phase of the global restructuring program is expected to be substantially complete, the cumulative pretax costs of the program are expected to be approximately $2.2 billion to $2.4 billion. Approximately 70% of the cumulative pretax costs are non-cash, relating primarily to accelerated depreciation for those facilities scheduled for closure. Since the inception of the global restructuring program through December 31, 2007, the Company has recorded total pretax accumulated costs of $2.1 billion and eliminated approximately 7,200 positions, comprised of employee separations and the elimination of contractors and vacant positions. The Company, however, continues to hire new employees as the business requires. For segment reporting, restructuring charges are unallocated expenses.

The following table summarizes the charges related to the global restructuring program by type of cost:

	Separation	Accelerated
Year Ended December 31, 2007	Costs	Depreciation	Other	Total

Materials and production	$-	$460.6	$22.5	$483.1
Research and development	-	-	(0.1)	(0.1)
Restructuring costs	251.4	-	75.7	327.1

	$251.4	$460.6	$98.1	$810.1

Year Ended December 31, 2006

Materials and production	$-	$707.3	$29.1	$736.4
Research and development	-	56.5	0.3	56.8
Restructuring costs	113.7	-	28.6	142.3

	$113.7	$763.8	$58.0	$935.5

Year Ended December 31, 2005

Materials and production	$-	$65.9	$111.2	$177.1
Research and development	-	18.7	-	18.7
Restructuring costs	182.4	-	23.0	205.4

	$182.4	$84.6	$134.2	$401.2

Separation costs are associated with actual headcount reductions, as well as those headcount reductions which were probable and could be reasonably estimated. Approximately 2,400 positions, 3,700 positions and 1,100 positions were eliminated in 2007, 2006 and 2005, respectively. These position eliminations are comprised of actual headcount reductions, and the elimination of contractors and vacant positions.

Accelerated depreciation costs primarily relate to the five Merck-owned manufacturing facilities and the two preclinical sites to be sold or closed in an effort to reduce costs and consolidate the Company’s manufacturing and research facilities. Through the end of 2007, four of the manufacturing facilities had been closed, sold or had ceased operations and the two preclinical sites were closed. The remaining facility was sold in January 2008. All of the sites continued to operate up through the respective closure dates, and since future cash flows were sufficient to recover the respective book values, Merck was required to accelerate depreciation of the site assets rather than write them off immediately. The site assets include manufacturing and research facilities and equipment.

Other activity in 2007, 2006 and 2005 includes $39.4 million, $25.0 million and $111.2 million, respectively, associated with the impairment of certain fixed assets that were no longer to be used in the business as a result of these restructuring actions and were therefore written off. Additionally, other activity includes $18.9 million, $34.2 million and $23.0 million in 2007, 2006 and 2005, respectively, related to curtailment, settlement and termination charges on the Company’s pension and other postretirement benefit plans (see Note 13). Other activity also includes shut-down costs, and in 2006, pretax gains of $40.7 million resulting from the sales of facilities in connection with the global restructuring program.

Other Restructuring Programs
As part of a cost-reduction program completed in 2005, the Company eliminated 900 positions and recorded restructuring costs of $116.8 million in 2005, of which $91.5 million related to employee severance benefits and $25.3 million related to curtailment, settlement and termination charges on the Company’s pension and other postretirement benefit plans (see Note 13).

The following table summarizes the charges and spending relating to the global restructuring program and other programs:

	Separation	Accelerated
	Costs(1)	Depreciation	Other		Total

Restructuring reserves as of January 1, 2006	$240.3	$-	$-		$240.3
Expense	113.7	763.8	58.0		935.5
(Payments) receipts, net	(176.3)	-	(9.4	) (2)	(185.7)
Non-cash activity	-	(763.8)	(48.6)		(812.4)

Restructuring reserves as of December 31, 2006	$177.7	$-	$-		$177.7

Expense	$251.4	$460.6	$98.1		$810.1
(Payments) receipts, net	(197.6)	-	(59.9)		(257.5)
Non-cash activity	-	(460.6)	(38.2)		(498.8)

Restructuring reserves as of December 31, 2007(3)	$231.5	$-	$-		$231.5

(1)	Includes separation costs associated with the global restructuring program as well as amounts from other restructuring programs. The other restructuring programs were substantially complete as of the end of the first quarter of 2006.

(2)	Includes proceeds from the sales of facilities in connection with the global restructuring program.

(3)	The cash outlays associated with the remaining restructuring reserve are expected to be largely completed by the end of 2009.

The Company also closed its basic research center in Terlings Park, United Kingdom in 2006. In anticipation of the closing, the Company incurred additional accelerated depreciation costs of $103.1 million recorded to Research and development expense during 2005, which reduced the assets of this research center down to their net realizable values. Subsequent to December 31, 2005, no further research and development was performed at this site.

4.	Research Collaborations, Acquisitions and License Agreements

Merck continues its strategy of establishing strong external alliances to complement its substantial internal research capabilities, including research collaborations, acquisitions, licensing pre-clinical and clinical compounds and technology transfers to drive both near- and long-term growth. During 2007, Merck signed 55 such agreements.

In November 2007, Merck and GTx, Inc. (“GTx”) announced that they had entered into an agreement providing for a research and development and global strategic collaboration for selective androgen receptor modulators (“SARMs”), a new class of drugs with the potential to treat age-related muscle loss (sarcopenia) as well as other musculoskeletal conditions. This collaboration includes GTx’s lead SARM candidate, Ostarine (MK-2866), which is currently being evaluated in a Phase II clinical trial for the treatment of muscle loss in patients with cancer, and establishes a broad SARM collaboration under which GTx and Merck will pool their programs and partner to discover, develop, and commercialize current as well as future SARM molecules. As part of this global agreement, Merck will be responsible for all future costs associated with ongoing development and, if approved, commercialization of Ostarine and other investigational SARMs resulting from the collaboration. Under the terms of the collaboration agreement and related stock purchase agreement, GTx and Merck will combine their respective SARM research programs. GTx received an upfront payment of $40 million, which was recorded by Merck as Research and development expense, and will also receive $15 million in research reimbursements to be paid over the initial three years of the collaboration. In addition, Merck made an investment of $30 million in GTx common stock. GTx will also be eligible to receive up to $422 million in future milestone payments associated with the development and approval of a drug candidate if multiple indications receive regulatory approval. Additional milestones may be received for the development and approval of other collaboration drug candidates. GTx will receive royalties on any resulting worldwide product revenue.

Also, in November 2007, Merck and Dynavax Technologies Corporation (“Dynavax”) announced a global license and development collaboration agreement to jointly develop V270, a novel investigational hepatitis B vaccine, which is currently being evaluated in a multi-center Phase III clinical trial involving adults and in patients on dialysis. Under the terms of the agreement, Merck receives worldwide exclusive rights to V270, will fund future vaccine development, and be responsible for commercialization. Dynavax received an initial payment of $31.5 million, which the Company recorded as Research and development expense, and will be eligible to receive up to $105 million in development and sales milestone payments, and double-digit tiered royalties on global sales of V270.

In September 2007, Merck completed the acquisition of NovaCardia, Inc. (“NovaCardia”), a privately held clinical-stage pharmaceutical company focused on cardiovascular disease. This acquisition added rolofylline (MK-7418), NovaCardia’s investigational Phase III compound for acute heart failure, to Merck’s pipeline. Merck acquired all of the outstanding equity of NovaCardia for a total purchase price of $366.4 million (including $16.4 million of cash and investments on hand at closing), which was paid through the issuance of 7.3 million shares of Merck common stock to the former NovaCardia shareholders based on Merck’s average closing stock price for the five days prior to closing of the acquisition. In connection with the acquisition, the Company recorded a charge of $325.1 million for acquired research associated with rolofylline as at the acquisition date, technological feasibility had not been established and no alternative future use existed. The charge, which is not deductible for tax purposes, was recorded in Research and development expense and was determined based upon the present value of expected future cash flows resulting from this technology adjusted for the probability of its technical and marketing success utilizing an income approach reflecting an appropriate risk-adjusted discount rate of 22.0%. The ongoing activity with respect to the future development of rolofylline is not expected to be material to the Company’s research and development expenses. The remaining purchase price was allocated to cash and investments of $16.4 million, a deferred tax asset relating to a net operating loss carryforward of $23.9 million and other net assets of $1.0 million. Because NovaCardia was a development stage company that had not commenced its planned principal operations, the transaction was accounted for as an acquisition of assets rather than as a business combination and, therefore, goodwill was not recorded. NovaCardia’s results of operations have been included in the Company’s consolidated financial results since the acquisition date.

In July 2007, Merck and ARIAD Pharmaceuticals, Inc. (“ARIAD”) announced that they had entered into a global collaboration to jointly develop and commercialize deforolimus (MK-8669), ARIAD’s novel mTOR inhibitor, for use in cancer. Each party will fund 50% of the cost of global development of MK-8669, except that Merck will fund 100% of the cost of ex-U.S. development that is specific to the development or commercialization of MK-8669 outside the U.S. that is not currently part of the global development plan. The agreement provided for an initial payment of $75 million to ARIAD, which the Company recorded as Research and development expense, up to $452 million more in milestone payments to ARIAD based on the successful development of MK-8669 in multiple cancer indications (including $13.5 million paid for the initiation of the Phase III clinical trial in metastatic sarcomas and $114.5 million to be paid for the initiation of other Phase II and Phase III clinical trials), up to an additional $200 million based on achievement of significant sales thresholds, at least $200 million in estimated contributions by Merck to global development, up to $200 million in interest-bearing repayable development-cost advances from Merck to cover a portion of ARIAD’s share of global-development costs (after ARIAD has paid $150 million in global development costs), and potential commercial returns from profit sharing in the U.S. or royalties paid by Merck outside the U.S. In the U.S., ARIAD will distribute and sell MK-8669 for all cancer indications, and ARIAD and Merck will co-promote and will each receive 50% of the income from such sales. Outside the U.S., Merck will distribute, sell and promote MK-8669; Merck will pay ARIAD tiered double-digit royalties on end-market sales of MK-8669.

On December 29, 2006, Merck completed the acquisition of Sirna Therapeutics, Inc. (“Sirna”) for $13 per share in cash, for a total value of approximately $1.1 billion, which included the purchase of all outstanding Sirna shares, warrants and stock options. The aggregate purchase price of $1.1 billion was paid on January 3, 2007, and accordingly, is reflected as a liability within Accrued and other current liabilities in the Company’s consolidated balance sheet at December 31, 2006. Sirna was a publicly-held biotechnology company that is a leader in developing a new class of medicines based on RNA interference (“RNAi”) technology, which could significantly alter the treatment of disease. RNAi-based therapeutics selectively catalyze the destruction of the RNA transcribed from an individual gene. The acquisition of Sirna is expected to increase Merck’s ability to use RNAi technology to turn off a targeted gene in a human cell, potentially rendering inoperative a gene responsible for triggering a specific disease. The transaction was accounted for under the purchase method of accounting, in which the assets acquired and the liabilities assumed from Sirna at the date of acquisition were recorded at their respective fair values as of the acquisition date in the Company’s consolidated financial statements. The determination of fair values requires management to make significant estimates and assumptions. The excess of the purchase price over the fair value of the acquired net assets was recorded as goodwill of $369.2 million. The goodwill was fully allocated to the Pharmaceutical segment and is not deductible for tax purposes. Also, the Company recorded a charge of $466.2 million for acquired research associated with Sirna’s compounds currently under development, for which, at the acquisition date, technological feasibility had not been established and no alternative future use existed. The acquired research charge related to the development of treatments for both the hepatitis B and hepatitis C viruses, which were and currently remain in preclinical development, as well as licensing agreements held by Sirna. The charge, which is not deductible for tax purposes, was recorded in Research and development expense and was determined based upon the present value of expected future cash flows of new product candidates resulting from this technology adjusted for the probability of its technical and marketing success utilizing an income approach reflecting appropriate risk-adjusted discount rates of 27.0% to 30.0%. The ongoing activity with respect to each of these compounds under development is not expected to be material to the Company’s research and development expenses. The allocation of the purchase price also resulted in the recognition of an intangible asset of $357.8 million and a related deferred tax liability of $146.3 million, as well as other assets and liabilities — net of $89.3 million. The intangible asset relates to Sirna’s developed technology that can be used immediately in the research and development process and has alternative future uses. This intangible asset is being amortized to Research and development expense on a straight-line basis over a seven year useful life. Pro forma financial information is not required because Sirna’s historical financial results are not significant when compared with the Company’s financial results. The transaction closed on December 29, 2006, and accordingly, Sirna’s operating results were included in the Company’s results of operations beginning January 1, 2007.

In November 2006, the Company expanded the scope of its existing strategic collaboration with FoxHollow Technologies, Inc. (“FoxHollow”) for atherosclerotic plaque analysis and acquired a stake in FoxHollow. The existing strategic collaboration, entered into in 2005, provided for FoxHollow to receive an upfront payment with the opportunity for additional payments if the collaboration continued. Under the terms of the expanded collaboration agreement, payments are made to FoxHollow over four years in exchange for FoxHollow’s agreement to collaborate exclusively with Merck in specified disease areas. Merck is also providing funding to FoxHollow over the first three years of the four year collaboration program term, for research activities to be conducted by FoxHollow under Merck’s direction. FoxHollow will receive milestone payments on successful development of drug products or diagnostic tests utilizing results from the collaboration, as well as royalties. In October 2007, ev3 Inc. (“ev3”), a global medical device company focused on catheter-based technologies for the endovascular treatment of vascular diseases and disorders, merged with FoxHollow, at which time FoxHollow became a wholly-owned subsidiary of ev3. In connection with the merger, the Company’s shares of FoxHollow were converted into shares of ev3 common stock. The investment in ev3 is recorded as a cost method investment in the December 31, 2007 Consolidated Balance Sheet.

In June 2006, the Company acquired all of the outstanding equity of GlycoFi, Inc. (“GlycoFi”) for approximately $373 million in cash ($400 million purchase price net of $25 million in shares already owned and net transaction costs). GlycoFi was a privately-held biotechnology company that is a leader in the field of yeast glycoengineering, which is the addition of specific carbohydrate modifications to the proteins in yeast, and optimization of biologic drug molecules. GlycoFi’s technology platform is used in the development of glycoprotein, as well as the optimization of a glycoprotein target. In connection with the acquisition, the Company recorded a charge of $296.3 million for acquired research associated with GlycoFi’s technology platform to be used in the research and development process, for which, at the acquisition date, technological feasibility had not been established and no alternative future use existed. This charge is not deductible for tax purposes. The technology is currently being utilized in Merck’s pipeline of biologics. The charge was recorded in Research and development expense and was determined based upon the present value of expected future cash flows of new product candidates resulting from this technology adjusted for the probability of its technical and marketing success utilizing an income approach reflecting the appropriate risk-adjusted discount rate. The Company also recorded a $99.4 million intangible asset ($57.6 million net of deferred taxes) related to GlycoFi’s developed technology that can be used immediately in the research and development process and has alternative future uses. This intangible asset is being amortized to Research and development expense on a straight-line basis over a five year useful life. The remaining net assets acquired in this transaction were not material. Because GlycoFi was a development stage company that had not commenced its planned principal operations, the transaction was accounted for as an acquisition of assets rather than as a business combination and, therefore, goodwill was not recorded. GlycoFi’s results of operations have been included with the Company’s consolidated financial results since the acquisition date.

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

Also in 2006, Merck and Idera Pharmaceuticals (“Idera”) announced that they had formed a broad collaboration to research, develop and commercialize Idera’s Toll-like Receptor agonists for use in combination with Merck’s therapeutic and prophylactic vaccines under development for oncology, infectious diseases and Alzheimer’s disease. Additionally in 2006, Merck and Ambrilia Biopharma Inc. (“Ambrilia”), a biopharmaceutical company developing innovative therapeutics in the fields of cancer and infectious diseases, announced they entered into an exclusive licensing agreement granting Merck the worldwide rights to Ambrilia’s HIV/AIDS protease inhibitor program. Also in 2006, Neuromed Pharmaceuticals Ltd. and Merck signed a research collaboration and license agreement to research, develop and commercialize novel compounds for the treatment of pain and other neurological disorders.

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

5.	Financial Instruments

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

The designated hedge relationship is based on total changes in the options’ cash flows. Accordingly, the entire fair value change in the options is deferred in AOCI and reclassified into Sales when the hedged anticipated revenue is recognized. The hedge relationship is highly effective and hedge ineffectiveness is de minimis. The fair values of purchased currency options are reported in Accounts receivable or Other assets. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.

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

The Company uses forward contracts to hedge the changes in fair value of certain foreign currency denominated available-for-sale securities attributable to fluctuations in foreign currency exchange rates. Changes in the fair value of the hedged securities due to fluctuations in spot rates are offset in Other (income) expense, net, by the fair value changes in the forward contracts attributable to spot rate fluctuations. Hedge ineffectiveness was not material during 2007, 2006 or 2005. Changes in the contracts’ fair value due to spot-forward differences are excluded from the designated hedge relationship and recognized in Other (income) expense, net. These amounts were not significant for the years ended December 31, 2007, 2006 or 2005.

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

At December 31, 2007, the Company was a party to seven pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes in which the notional amounts match the amount of the hedged fixed-rate notes. There are two swaps maturing in 2011 with notional amounts of $125 million each; one swap maturing in 2013 with a notional amount of $500 million and four swaps maturing in 2015 with notional amounts of $250 million each. The swaps effectively convert the fixed-rate obligations to floating-rate instruments. The fair value changes in the notes are fully offset in interest expense by the fair value changes in the swap contracts. The fair values of these contracts are reported in Accounts receivable, Other assets, Accrued and other current liabilities, or Deferred income taxes and noncurrent liabilities. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.

Fair Value of Financial Instruments
Summarized below are the carrying values and fair values of the Company’s financial instruments at December 31, 2007 and 2006. Fair values were estimated based on market prices, where available, or dealer quotes.

	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets

Cash and cash equivalents	$5,336.1	$5,336.1	$5,914.7	$5,914.7
Short-term investments	2,894.7	2,894.7	2,798.3	2,798.3
Long-term investments	7,159.2	7,159.2	7,788.2	7,788.2
Purchased currency options	59.9	59.9	43.9	43.9
Forward exchange contracts	62.1	62.1	11.1	11.1
Interest rate swaps	108.0	108.0	26.3	26.3

Liabilities

Loans payable and current portion of
long-term debt	$1,823.6	$1,828.4	$1,285.1	$1,284.3
Long-term debt	3,915.8	3,986.7	5,551.0	5,612.7
Written currency options	8.8	8.8	-	-
Forward exchange contracts	35.8	35.8	25.5	25.5

A summary of the December 31 carrying values and fair values of the Company’s investments and gross unrealized gains and losses on the Company’s available-for-sale investments recorded, net of tax, in AOCI is as follows:

	2007
	Carrying	Fair	Gross Unrealized
	Value	Value	Gains	Losses

Corporate notes and bonds	$5,465.0	$5,465.0	$28.4	$(20.7)
U.S. Government and agency securities	1,748.4	1,748.4	32.2	(0.1)
Mortgage-backed securities	760.0	760.0	8.9	-
Municipal securities	744.6	744.6	13.3	(0.2)
Asset-backed securities	313.2	313.2	1.8	(1.4)
Foreign government bonds	269.9	269.9	0.7	(0.6)
Commercial paper	258.1	258.1	-	-
Other debt securities	343.9	343.9	14.5	-
Equity securities	150.8	150.8	97.0	(5.5)

	$10,053.9	$10,053.9	$196.8	$(28.5)

The amount of gross unrealized losses that were in a continuous loss position for more than 12 months was de minimis.

	2006
	Carrying	Fair	Gross Unrealized
	Value	Value	Gains	Losses

Corporate notes and bonds	$5,189.5	$5,189.5	$7.2	$(5.0)
U.S. Government and agency securities	2,028.2	2,028.2	2.3	(3.7)
Commercial paper	1,110.2	1,110.2	-	-
Municipal securities	708.5	708.5	4.3	(1.3)
Mortgage-backed securities	615.4	615.4	1.8	(0.7)
Asset-backed securities	456.5	456.5	0.8	(0.4)
Foreign government bonds	191.2	191.2	-	(0.7)
Repurchase agreements	81.5	81.5	-	-
Other debt securities	47.1	47.1	8.8	-
Equity securities	158.4	158.4	85.5	(0.7)

	$10,586.5	$10,586.5	$110.7	$(12.5)

Available-for-sale debt securities maturing within one year totaled $2.9 billion at December 31, 2007. Of the remaining debt securities, $5.8 billion mature within five years.

Available-for-sale investments at December 31, 2007 and December 31, 2006 included $760.0 million and $615.4 million, respectively, of AAA-rated mortgage-backed securities issued or unconditionally guaranteed as to payment of principal and interest by U.S. government agencies, and $313.2 million and $456.5 million, respectively, of asset-backed securities, substantially all of which are highly-rated (Standard & Poor’s rating of AAA or Moody’s Investors Service rating of Aaa), secured primarily by credit card, auto loan, and home equity receivables, with weighted-average lives of primarily 5 years or less.

Concentrations of Credit Risk
As part of its ongoing control procedures, the Company monitors concentrations of credit risk associated with corporate issuers of securities and financial institutions with which it conducts business. We place our cash and investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. Credit risk is minimal as credit exposure limits are established to avoid a concentration with any single issuer or institution.

Four U.S. customers represented, in aggregate, approximately one-sixth of the Company’s accounts receivable at December 31, 2007. The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. Bad debts have been minimal. The Company does not normally require collateral or other security to support credit sales.

6.	Inventories

Inventories at December 31 consisted of:

	2007	2006

Finished goods	$382.9	$403.8
Raw materials and work in process	1,732.2	1,688.9
Supplies	111.1	92.8

Total (approximates current cost)	2,226.2	2,185.5
Reduction to LIFO costs	-	-

	$2,226.2	$2,185.5

Recognized as:
Inventories	$1,881.0	$1,769.4
Other assets	$345.2	$416.1

Inventories valued under the LIFO method comprised approximately 57% and 62% of inventories at December 31, 2007 and 2006, respectively. Amounts recognized as Other assets are comprised entirely of raw materials and work in process inventories, representing inventories for products not expected to be sold within one year, the majority of which are vaccines.

7.	Other Intangibles

Other intangibles at December 31 consisted of:

	2007	2006

Patents and product rights	$1,656.3	$1,656.3
Other	781.0	775.9

Total acquired cost	$2,437.3	$2,432.2

Patents and product rights	$1,449.4	$1,321.5
Other	274.7	166.8

Total accumulated amortization	$1,724.1	$1,488.3

Other reflects intangibles recorded in connection with the acquisitions of Sirna, GlycoFi and Abmaxis (see Note 4). Aggregate amortization expense was $235.8 million in 2007, $170.3 million in 2006 and $163.9 million in 2005. The estimated aggregate amortization expense for each of the next five years is as follows: 2008, $185.0 million; 2009, $134.6 million; 2010, $132.6 million; 2011, $105.2 million; 2012, $85.6 million.

8.	Joint Ventures and Other Equity Method Affiliates

Equity income from affiliates reflects the performance of the Company’s joint ventures and other equity method affiliates and was comprised of the following:

Years Ended December 31	2007	2006	2005

Merck/Schering-Plough	$1,830.8	$1,218.6	$570.4
AstraZeneca LP	820.1	783.7	833.5
Other (1)	325.6	292.1	313.2

	$2,976.5	$2,294.4	$1,717.1

(1)	Primarily reflects results from Merial Limited, Sanofi Pasteur MSD and Johnson & Johnson°Merck Consumer Pharmaceuticals Company.

Merck/Schering-Plough
In 2000, the Company and Schering-Plough Corporation (“Schering-Plough”) (collectively the “Partners”) entered into agreements to create separate equally-owned partnerships to develop and market in the

United States new prescription medicines in the cholesterol-management and respiratory therapeutic areas. These agreements generally provide for equal sharing of development costs and for co-promotion of approved products by each company. In 2001, the cholesterol-management partnership agreements were expanded to include all the countries of the world, excluding Japan. In 2002, ezetimibe, the first in a new class of cholesterol-lowering agents, was launched in the United States as Zetia (marketed as Ezetrol outside the United States). In 2004, a combination product containing the active ingredients of both Zetia and Zocor, was approved in the United States as Vytorin (marketed as Inegy outside of the United States).

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

See Note 10 for information with respect to litigation involving the MSP Partnership and the Partners related to the sale and promotion of Zetia and Vytorin.

The respiratory therapeutic agreements provide for the joint development and marketing in the United States by the Partners of a once-daily, fixed-combination tablet containing the active ingredients montelukast sodium and loratadine. Montelukast sodium, a leukotriene receptor antagonist, is sold by Merck as Singulair and loratadine, an antihistamine, is sold by Schering-Plough as Claritin, both of which are indicated for the relief of symptoms of allergic rhinitis. In August 2007, the Partners announced that the New Drug Application filing for montelukast sodium/loratadine had been accepted by the U.S. Food and Drug Administration (“FDA”) for standard review. The Partners are seeking U.S. marketing approval of the medicine for treatment of allergic rhinitis symptoms in patients who want relief from nasal congestion.

Summarized financial information for the MSP Partnership is as follows:

Years Ended December 31	2007	2006	2005
Sales	$5,186.2	$3,884.1	$2,425.0

Vytorin	2,779.1	1,955.3	1,028.3
Zetia	2,407.1	1,928.8	1,396.7
Materials and production costs	216.0	179.0	93.0
Other expense, net	1,307.2	1,217.1	1,079.0

Income before taxes	$3,663.0	$2,488.0	$1,253.0

Merck’s share of income before taxes (1)	$1,832.5	$1,214.5	$564.5

December 31	2007	2006

Total assets (2)	$1,014.0	$430.0
Total liabilities (2)	656.0	511.0

(1)	Merck’s share of the MSP Partnership’s income before taxes differs from the equity income recognized from the MSP Partnership primarily due to the timing of recognition of certain transactions between the Company and the MSP Partnership.
(2)	Amounts are comprised almost entirely of current balances.

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

While maintaining a 1% limited partner interest in AZLP, Merck has consent and protective rights intended to preserve its business and economic interests, including restrictions on the power of the general partner to make certain distributions or dispositions. Furthermore, in limited events of default, additional rights will be granted to the Company, including powers to direct the actions of, or remove and replace, the Partnership’s chief executive officer and chief financial officer. Merck earns ongoing revenue based on sales of current and future KBI products and such revenue was $1.7 billion, $1.8 billion and $1.7 billion in 2007, 2006 and 2005, respectively, primarily relating to sales of Nexium, as well as Prilosec. In addition, Merck earns certain Partnership returns which are recorded in Equity income from affiliates as reflected in the table above. Such returns include a priority return provided for in the Partnership Agreement, variable returns based, in part, upon sales of certain former Astra USA, Inc. products, and a preferential return representing Merck’s share of undistributed AZLP GAAP earnings. The AstraZeneca merger triggers a partial redemption of Merck’s limited partnership interest in 2008. Upon this redemption, AZLP will distribute to KBI an amount based primarily on a multiple of Merck’s average annual variable returns derived from sales of the former Astra USA, Inc. products for the three years prior to the redemption (the “Limited Partner Share of Agreed Value”).

In conjunction with the 1998 restructuring, for a payment of $443.0 million, which was recorded as deferred income, Astra purchased an option (the “Asset Option”) to buy Merck’s interest in the KBI products, excluding the gastrointestinal medicines Nexium and Prilosec (the “Non-PPI Products”). The Asset Option is exercisable in the first half of 2010 at an exercise price equal to the net present value as of March 31, 2008 of projected future pretax revenue to be received by the Company from the KBI products (the “Appraised Value”). Merck also had the right to require Astra to purchase such interest in 2008 at the Appraised Value. In February 2008, the Company advised AZLP that it will not exercise the Asset Option. In addition, in 1998 the Company granted Astra an option to buy Merck’s common stock interest in KBI, and, therefore, Merck’s interest in Nexium and Prilosec, exercisable two years after Astra’s purchase of Merck’s interest in the Non-PPI Products. The exercise of this option by Astra is also provided for in the year 2017 or if combined annual sales of the two products fall below a minimum amount provided, in each case, only so long as AstraZeneca’s option in 2010 has been exercised. The exercise price is based on the net present value of estimated future net sales of Nexium and Prilosec as determined at the time of exercise, subject to certain true-up mechanisms.

The 1999 AstraZeneca merger constituted a Trigger Event under the KBI restructuring agreements. As a result of the merger, in exchange for Merck’s relinquishment of rights to future Astra products with no existing or pending U.S. patents at the time of the merger, Astra paid $967.4 million (the “Advance Payment”), which is subject to a true-up calculation in 2008 that may require repayment of all or a portion of this amount. The amount determined by the true-up calculation (the “True-Up Amount”) is directly dependent on the fair market value in 2008 of the Astra product rights retained by the Company. Accordingly, recognition of this contingent income has been deferred until the realizable amount is determinable in 2008. In 2007, the Company reclassified this amount to Accrued and other current liabilities from non-current liabilities as this true-up calculation will occur before the end of the second quarter of 2008.

Under the provisions of the KBI restructuring agreements, because a Trigger Event has occurred, the sum of the Limited Partner Share of Agreed Value, the Appraised Value and the True-Up Amount is guaranteed to be a minimum of $4.7 billion. Distribution of the Limited Partner Share of Agreed Value and payment of the True-Up Amount will occur in the first half of 2008 and such amounts are anticipated to represent a substantial portion of the $4.7 billion. These payments will result in a pretax gain estimated to be $2.1 billion to $2.3 billion. AstraZeneca’s purchase of Merck’s interest in the Non-PPI Products is contingent upon the exercise of AstraZeneca’s option in 2010 and, therefore, payment of the Appraised Value may or may not occur.

In connection with the 1998 restructuring of AMI, the Company assumed a $2.4 billion par value preferred stock obligation with a dividend rate of 5% per annum, which is carried by KBI and included in Minority interests. While a small portion of the preferred stock carried by KBI is convertible into KBI common shares, none of the preferred securities are convertible into the Company’s common shares and, therefore, they are not included as common shares issuable for purposes of computing Earnings per common share assuming dilution (see Note 16).

Merial Limited
In 1997, Merck and Rhône-Poulenc S.A. (now Sanofi-Aventis S.A.) combined their animal health and poultry genetics businesses to form Merial Limited (“Merial”), a fully integrated animal health company, which is a stand-alone joint venture, equally owned by each party. Merial provides a comprehensive range of pharmaceuticals and vaccines to enhance the health, well-being and performance of a wide range of animal species. Merial sales were $2.4 billion for 2007, $2.2 billion for 2006 and $2.0 billion for 2005.

Sanofi Pasteur MSD
In 1994, Merck and Pasteur Mérieux Connaught (now Sanofi Pasteur S.A.) established an equally-owned joint venture to market vaccines in Europe and to collaborate in the development of combination vaccines for distribution in Europe. Joint venture vaccine sales were $1.4 billion for 2007, $913.9 million for 2006 and $865.1 million for 2005.

Johnson & Johnson°Merck Consumer Pharmaceuticals Company
In 1989, Merck formed a joint venture with Johnson & Johnson to develop and market a broad range of nonprescription medicines for U.S. consumers. This 50% owned venture was expanded into Europe in 1993 and into Canada in 1996. In 2004, Merck sold its 50% equity stake in its European joint venture to Johnson & Johnson. Merck will continue to benefit through royalties on certain products and also regained the rights to potential future products that switch from prescription to over-the-counter status in Europe. Sales of products marketed by the joint venture were $219.7 million for 2007, $252.6 million for 2006 and $253.3 million for 2005.

Investments in affiliates accounted for using the equity method, including the above joint ventures, totaled $3.9 billion at December 31, 2007 and $3.5 billion at December 31, 2006. These amounts are reported in Other assets.

Summarized information for those affiliates (excluding the MSP Partnership disclosed separately above) is as follows:

Years Ended December 31	2007	2006	2005

Sales	$10,564.0	$10,393.7	$9,379.6
Materials and production costs	4,710.9	5,129.7	4,534.4
Other expense, net	3,085.4	2,824.9	2,839.0
Income before taxes	2,767.7	2,439.1	2,006.2

December 31	2007	2006

Current assets	$7,431.5	$7,342.7
Noncurrent assets	1,576.5	1,483.6
Current liabilities	3,484.5	3,562.9
Noncurrent liabilities	280.8	215.6

9.	Loans Payable, Long-Term Debt and Other Commitments

During 2007, the Company reclassified the $1.38 billion Astra Note due in 2008 from Long-term debt to Loans payable and current portion of long-term debt. Loans payable at December 31, 2007 and 2006 included $331.7 million and $336.2 million, respectively, of long-dated notes that are subject to repayment at the option of the holders on an annual basis. Loans payable at December 31, 2006 also included $500.0 million of notes with annual interest rate resets which were redeemed by the Company in 2007, upon notification from the remarketing agent that, due to an overall rise in interest rates, it would not exercise its annual option to remarket the notes. Additionally, Loans payable at December 31, 2006, included $349.8 million of fixed rate notes, which matured in 2007. In December 2006, a foreign subsidiary of the Company entered into an 18-month, $100 million line of credit with a financial institution. At December 31, 2007 and 2006, borrowings under the line of credit were $100 million and $90 million, respectively, and are included in Loans payable. The weighted average interest rate for all of these borrowings included in Loans payable was 5.8% and 4.9% at December 31, 2007 and 2006, respectively.

Long-term debt at December 31 consisted of:

	2007	2006

4.75% notes due 2015	$1,068.1	$1,017.0
4.375% notes due 2013	524.4	503.0
6.4% debentures due 2028	499.3	499.2
5.75% notes due 2036	497.7	497.6
5.95% debentures due 2028	497.1	497.0
5.125% notes due 2011	258.8	249.1
6.3% debentures due 2026	247.9	247.8
6.0% Astra note due 2008	-	1,380.0
Variable-rate borrowing due 2009	-	300.0
Other	322.5	360.3

	$3,915.8	$5,551.0

The Company was a party to interest rate swap contracts which effectively convert the 4.75%, 4.375%, and 5.125% fixed-rate notes to floating-rate instruments (see Note 5).

In September 2007, the Company redeemed its $300 million variable-rate borrowings that were due in 2009.

Other (as presented in the table above) at December 31, 2007 and 2006 consisted primarily of $292.7 million and $328.6 million, respectively, of borrowings at variable rates averaging 4.4% and 4.7%, respectively. Of these borrowings, $158.7 million are subject to repayment at the option of the holders beginning in 2011 and $106.0 million are subject to repayment at the option of the holders beginning in 2010. In both years, Other also included foreign borrowings at varying rates up to 7.5%.

The aggregate maturities of long-term debt for each of the next five years are as follows: 2008, $1.4 billion; 2009, $8.0 million; 2010, $6.7 million; 2011, $269.4 million; 2012, $4.5 million.

Rental expense under the Company’s operating leases, net of sublease income, was $197.5 million in 2007. The minimum aggregate rental commitments under noncancellable leases are as follows: 2008, $43.1 million; 2009, $36.4 million; 2010, $26.2 million; 2011, $20.9 million; 2012, $14.0 million and thereafter, $17.0 million. The Company has no significant capital leases.

10.	Contingencies and Environmental Liabilities

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

Vioxx Litigation

Product Liability Lawsuits
As previously disclosed, individual and putative class actions have been filed against the Company in state and federal courts alleging personal injury and/or economic loss with respect to the purchase or use of Vioxx. All such actions filed in federal court are coordinated in a multidistrict litigation in the U.S. District Court for the Eastern District of Louisiana (the “MDL”) before District Judge Eldon E. Fallon. A number of such actions filed in state court are coordinated in separate coordinated proceedings in state courts in New Jersey, California and Texas, and the counties of Philadelphia, Pennsylvania and Washoe and Clark Counties, Nevada. As of December 31, 2007, the Company had been served or was aware that it had been named as a defendant in approximately 26,500 lawsuits, which include approximately 47,275 plaintiff groups, alleging personal injuries resulting from the use of Vioxx, and in approximately 262 putative class actions alleging personal injuries and/or economic loss. (All of the actions discussed in this paragraph are collectively referred to as the “Vioxx Product Liability Lawsuits”.) Of these lawsuits, approximately 9,025 lawsuits representing approximately 26,275 plaintiff groups are or are slated to be in the federal MDL and approximately 15,575 lawsuits representing approximately 15,575 plaintiff groups are included in a coordinated proceeding in New Jersey Superior Court before Judge Carol E. Higbee.

In addition to the Vioxx Product Liability Lawsuits discussed above, the claims of over 6,350 plaintiffs had been dismissed as of December 31, 2007. Of these, there have been over 1,850 plaintiffs whose claims were dismissed with prejudice (i.e., they cannot be brought again) either by plaintiffs themselves or by the courts. Over 4,500 additional plaintiffs have had their claims dismissed without prejudice (i.e., subject to the applicable statute of limitations, they can be brought again).

Merck entered into a tolling agreement (the “Tolling Agreement”) with the MDL Plaintiffs’ Steering Committee (“PSC”) that established a procedure to halt the running of the statute of limitations (tolling) as to certain categories of claims allegedly arising from the use of Vioxx by non-New Jersey citizens. The Tolling Agreement applied to individuals who have not filed lawsuits and may or may not eventually file lawsuits and only to those claimants who seek to toll claims alleging injuries resulting from a thrombotic cardiovascular event that results in a myocardial infarction (“MI”) or ischemic stroke (“IS”). The Tolling Agreement provided counsel additional time to evaluate potential claims. The Tolling Agreement required any tolled claims to be filed in federal court. As of December 31, 2007, approximately 13,230 claimants had entered into Tolling Agreements. The parties agreed that April 9, 2007 was the deadline for filing Tolling Agreements and no additional Tolling Agreements are being accepted.

On November 9, 2007, Merck announced that it had entered into an agreement (the “Settlement Agreement”) with the law firms that comprise the executive committee of the PSC of the federal Vioxx MDL as well as representatives of plaintiffs’ counsel in the Texas, New Jersey and California state coordinated proceedings to resolve state and federal MI and IS claims filed as of that date in the United States. The Settlement Agreement, which also applies to tolled claims, was signed by the parties after several meetings with three of the four judges overseeing the coordination of more than 95 percent of the current claims in the Vioxx Litigation (as defined below). The Settlement Agreement applies only to U.S. legal residents and those who allege that their MI or IS occurred in the United States.

If certain participation conditions under the Settlement Agreement are met, which conditions may be waived by Merck, Merck will pay a fixed aggregate amount of $4.85 billion into two funds for qualifying claims that enter into the resolution process (the “Settlement Program”). Individual claimants will be examined by administrators of the Settlement Program to determine qualification based on objective, documented facts provided by claimants, including records sufficient for a scientific evaluation of independent risk factors. The conditions in the Settlement Agreement also require claimants to pass three gates: an injury gate requiring objective, medical proof of an MI or IS (each as defined in the Settlement Agreement), a duration gate based on documented receipt of at least 30 Vioxx pills, and a proximity gate requiring receipt of pills in sufficient number and proximity to the event to support a presumption of ingestion of Vioxx within 14 days before the claimed injury.

The Settlement Agreement provides that Merck does not admit causation or fault. Merck’s payment obligations under the Settlement Agreement will be triggered only if, among other conditions, (1) law firms on the federal and state PSCs and firms that have tried cases in the coordinated proceedings elect to recommend enrollment in the program to 100 percent of their clients who allege either MI or IS and (2) by March 1, 2008 (subject to extension), plaintiffs enroll in the Settlement Program at least 85 percent of each of all currently pending and tolled (i) MI claims, (ii) IS claims, (iii) eligible MI and IS claims together which involve death, and (iv) eligible MI and IS claims together which allege more than 12 months of use. The Company has the right to waive these participation conditions.

Under the Settlement Agreement, Merck will create separate funds in the amount of $4.0 billion for MI claims and $850 million for IS claims. Once triggered, Merck’s total payment for both funds of $4.85 billion is a fixed amount to be allocated among qualifying claimants based on their individual evaluation. While at this time the exact number of claimants covered by the Settlement Agreement is unknown, the total dollar amount is fixed. Payments to individual qualifying claimants could begin as early as August 2008 and then will be paid over a period of time. Merck retains its right to terminate this process without any payment to any claimant, and to defend each claim individually at trial if any of the aforementioned participation conditions in the Settlement Agreement are not met.

After the Settlement Agreement was announced on November 9, 2007, judges in the Federal MDL, California, Texas and New Jersey State Coordinated Proceedings entered a series of orders. The orders: (1) temporarily stayed their respective litigations; (2) required plaintiffs to register their claims by January 15, 2008; (3) require plaintiffs with cases pending as of November 9, 2007 to preserve and produce records and serve expert reports; and (4) require plaintiffs who file thereafter to make similar productions on an accelerated schedule. The Clark County, Nevada coordinated proceeding was also generally stayed.

As of February 26, 2008, more than 57,000 plaintiffs had submitted registration materials, including more than 47,000 plaintiffs who allege an MI or IS. In addition, as of February 26, 2008, more than 33,000 claimants have started submitting enrollment materials. The registration and enrollment materials currently are being evaluated for eligibility, accuracy and completeness. The claims administrator continues to receive new materials from plaintiffs.

The Company has previously disclosed the outcomes of several Vioxx Product Liability Lawsuits that were tried prior to September 30, 2007 (see chart below).

The following sets forth the results of trials and certain significant rulings that occurred in or after the fourth quarter of 2007 with respect to the Vioxx Product Liability Lawsuits.

On October 5, 2007, the jury in Kozic v. Merck, a case tried in state court in Tampa, Florida found unanimously in favor of Merck on all counts, rejecting a claim that the Company was liable for plaintiff’s heart attack. In December 2007, plaintiff filed an appeal but agreed to an order staying all other post-trial activity pending his entry into the Settlement Program.

On January 18, 2007, Judge Victoria Chaney declared a mistrial in a consolidated trial of two cases, Appell v. Merck and Arrigale v. Merck, which had commenced on October 31, 2006 in California state court in Los Angeles, after the jury indicated that it could not reach a verdict. Judge Chaney had rescheduled the re-trial of the combined trial of Appell and Arrigale for January 8, 2008, but both of these cases are now stayed.

In April 2006, in a trial involving two plaintiffs, Thomas Cona and John McDarby, in Superior Court of New Jersey, Law Division, Atlantic County, the jury returned a split verdict. The jury determined that Vioxx did not substantially contribute to the heart attack of Mr. Cona, but did substantially contribute to the heart attack of

Mr. McDarby. The jury also concluded that, in each case, Merck violated New Jersey’s consumer fraud statute, which allows plaintiffs to receive their expenses for purchasing the drug, trebled, as well as reasonable attorneys’ fees. The jury awarded $4.5 million in compensatory damages to Mr. McDarby and his wife, who also was a plaintiff in that case, as well as punitive damages of $9 million. On June 8, 2007, Judge Higbee denied Merck’s motion for a new trial. On June 15, 2007, Judge Higbee awarded approximately $4 million in the aggregate in attorneys’ fees and costs. The Company has appealed the judgments in both cases and the Appellate Division held oral argument on both cases on January 16, 2008.

On March 27, 2007, a jury found for Merck on all counts in Schwaller v. Merck, which was tried in state court in Madison County, Illinois. The plaintiff moved for a new trial on May 25, 2007. The plaintiff filed a supplemental motion for a new trial on September 5, 2007. On December 11, 2007, Judge Stack signed a consent order staying all post-trial activity in the case until March 2008.

On December 15, 2006, the jury in Albright v. Merck, a case tried in state court in Birmingham, Alabama, returned a verdict for Merck on all counts. Plaintiff appealed in July 2007 to the Alabama Supreme Court, but in December 2007, plaintiff agreed to stay his appeal pending his entry into the Settlement Program.

On April 19, 2007, Judge Randy Wilson, who presides over the Texas Vioxx coordinated proceeding, dismissed the failure to warn claim of plaintiff Ruby Ledbetter, whose case was scheduled to be tried on May 14, 2007. Judge Wilson relied on a Texas statute enacted in 2003 that provides that there can be no failure to warn regarding a prescription medicine if the medicine is distributed with FDA-approved labeling. There is an exception in the statute if required, material, and relevant information was withheld from the FDA that would have led to a different decision regarding the approved labeling, but Judge Wilson found that the exception is preempted by federal law unless the FDA finds that such information was withheld. Judge Wilson is currently presiding over approximately 1,000 Vioxx suits in Texas in which a principal allegation is failure to warn. Judge Wilson certified the decision for an expedited appeal to the Texas Court of Civil Appeals. Plaintiffs have appealed the decision. On October 11, 2007, Merck filed a motion to abate the hearing of the appeal until after the U.S. Supreme Court’s decision in Warner Lambert v. Kent, which is to be decided in 2008. On October 25, 2007, the Texas Court of Appeals denied Merck’s motion to abate. The parties are currently briefing the appeal. The Company expects oral argument to be set sometime in the spring of 2008.

In July 2006, in Doherty v. Merck, in Superior Court of New Jersey, Law Division, Atlantic County, a jury returned a verdict in favor of the Company on all counts. The jury rejected a claim by the plaintiff that her nearly three years of Vioxx use caused her heart attack. The jury also found in Merck’s favor on the plaintiff’s consumer fraud claim. Plaintiff filed a motion for a new trial in August 2006. On December 21, 2007, Judge Higbee denied plaintiff’s motion for a new trial without prejudice in light of plaintiff’s expressed intention to participate in the Settlement Program.

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

The Hermans/Humeston trial was separated into two phases: a general phase regarding Merck’s conduct and a plaintiff-specific phase. On March 2, 2007, the jury found for Merck in the general phase on the Hermans failure to warn claim, and the consumer fraud claim was subsequently submitted to Judge Higbee for decision. On March 12, 2007, the jury found for plaintiffs in the Humeston case, awarding compensatory damages to Mr. Humeston in the amount of $18 million and to Mrs. Humeston in the amount of $2 million. The jury also awarded $27.5 million in punitive damages. Merck has moved for a judgment notwithstanding the verdict, a new trial, or reduction of the award. These and other post-trial motions are currently pending. On December 11, 2007, the Court dismissed the motion for new trial without prejudice in Hermans.

On July 31, 2007, the New Jersey Appellate Division unanimously upheld Judge Higbee’s dismissal of Vioxx Product Liability Lawsuits brought by residents of the United Kingdom. Plaintiffs had asked the New Jersey Supreme Court to review the decision. On November 15, 2007, the New Jersey Supreme Court declined to review the decision.

Merck voluntarily withdrew Vioxx from the market on September 30, 2004. Most states have statutes of limitations for product liability claims of no more than three years, which require that claims must be filed within no more than three years after the plaintiffs learned or could have learned of their potential cause of action. As a result, some may view September 30, 2007 as a significant deadline for filing Vioxx cases. It is important to note, however, that the law regarding statutes of limitations can be complex and variable, depending on the facts and applicable law. Some states have longer statutes of limitations. There are also arguments that the statutes of limitations began running before September 30, 2004. New Jersey Superior Court Judge Higbee and Federal District Court Judge Fallon have issued orders in cases from New Jersey and eight other jurisdictions ruling that the statutory period for making Vioxx personal injury claims has passed. Judge Higbee’s order was issued on October 15, 2007 and Judge Fallon’s was issued on November 8, 2007.

The following chart sets forth the results of all U.S. Vioxx Product Liability trials to date. Juries have now decided in favor of the Company 12 times and in plaintiffs’ favor five times. One Merck verdict was set aside by the court and has not been retried. Another Merck verdict was set aside and retried, leading to one of the five plaintiff verdicts. There have been two unresolved mistrials. With respect to the five plaintiffs’ verdicts, Merck has filed an appeal or sought judicial review in each of those cases, and in one of those five, a federal judge reduced the damage award after trial. Certain of the plaintiffs in the trials listed below may be eligible for the Settlement Program.

State or
Federal
Verdict Date	Plaintiff	Court	Result	Comments
Aug. 19, 2005	Ernst	Texas	Verdict for Plaintiff	Jury awarded Plaintiff $253.4 million; the Court reduced amount to approximately $26.1 million plus interest. The judgment is now on appeal.

Nov. 3, 2005 and March 12, 2007	Humeston	New Jersey	Verdict for Merck, then judge set aside the verdict, ordering a new trial, which resulted in a verdict for Plaintiff.
In the 2005 trial, the jury found for Merck. In August 2006, the Court set aside the verdict, and ordered a new trial for January 2007.

At the conclusion of the 2007 trial, the jury awarded Plaintiff a total of $47.5 million in damages. The jury also awarded Plaintiff the nominal sum of $36.00 on their Consumer Fraud Act claim. Merck has moved for a judgment notwithstanding the verdict, a reduced verdict amount, and for a new trial. These motions are still pending.

Dec. 12, 2005 and Feb. 17, 2006	Plunkett	Federal	Verdict for Merck, judge then set aside the verdict	Merck prevailed in the February 2006 retrial. The Court set aside the February 2006 verdict in May 2007. No date has been set for a new trial.

April 5, 2006	McDarby	N.J.	Verdict for Plaintiff	Plaintiff was awarded $13.5 million in damages. In June 2007, the Court awarded Plaintiffs in this and the Cona claim tried with it approximately $4 million in attorneys’ fees and costs. Merck has appealed the judgment including the award of attorney’s fees and costs.

State or
Federal
Verdict Date	Plaintiff	Court	Result	Comments
April 5, 2006	Cona	N.J.	Verdict for Merck on failure to warn claim	The jury found for Merck on the failure to warn claim. The jury awarded Plaintiff the nominal sum of $135.00 for his Consumer Fraud Act claim. In June 2007, the Court awarded Plaintiffs in this and the McDarby claim tried with it approximately $4 million in attorneys’ fees and costs. Merck has appealed the judgment including the award of attorney’s fees and costs.

April 21, 2006	Garza	Texas	Verdict for Plaintiff	Judge reduced $32 million jury award to $8.7 million plus interest. Merck filed an appeal on March 20, 2007.

July 13, 2006	Doherty	N.J.	Verdict for Merck	The Court denied the motion for new trial without prejudice pending Plaintiff’s entry into the Settlement Program.

Aug. 2, 2006	Grossberg	California	Verdict for Merck	Plaintiff’s motion for a new trial was denied, and his subsequent appeal was dismissed.

Aug. 17, 2006	Barnett	Federal	Verdict for Plaintiff	Jury awarded Plaintiff $51 million in damages. The judge ruled the award was “grossly excessive,” and reduced the award to $1.6 million. Merck has appealed the Judgment to the Court of Appeals.

Sept. 26, 2006	Smith	Federal	Verdict for Merck

Nov. 15, 2006	Mason	Federal	Verdict for Merck

Dec. 13, 2006	Dedrick	Federal	Verdict for Merck	Plaintiff’s motion for a new trial was denied in May 2007.

Dec. 15, 2006	Albright	Alabama	Verdict for Merck	Plaintiff appealed in July 2007 to the Alabama Supreme Court, but in December 2007, Plaintiff agreed to stay his appeal pending his entry into the Settlement Program.

Jan. 18, 2007	Arrigale/Appell	California	Mistrial declared after the jury deadlocked	Jury failed to return verdicts in cases filed by two Plaintiffs who alleged Vioxx contributed to their heart attacks. These cases are now stayed.

March 2, 2007	Hermans	New Jersey	Verdict for Merck on the failure to warn claim	The jury found for Merck on the failure to warn claim. The parties submitted the Consumer Fraud Act claim to the Court for resolution. This remains pending but subject to the stay.

March 27, 2007	Schwaller	Illinois	Verdict for Merck	Plaintiff moved for a new trial. On December 11, 2007, Judge Stack signed a consent order staying all post-trial activity in the case until March 2008.

Oct. 5, 2007	Kozic	Florida	Verdict for Merck	In December 2007, Plaintiff filed an appeal but agreed to an order staying all other post-trial activity pending his entry into the Settlement Program.

Other Lawsuits
As previously disclosed, on July 29, 2005, a New Jersey state trial court certified a nationwide class of third-party payors (such as unions and health insurance plans) that paid in whole or in part for the Vioxx used by their plan members or insureds. The named plaintiff in that case sought recovery of certain Vioxx purchase costs (plus penalties) based on allegations that the purported class members paid more for Vioxx than they would have had they known of the product’s alleged risks. On March 31, 2006, the New Jersey Superior Court, Appellate Division, affirmed the class certification order. On September 6, 2007, the New Jersey Supreme Court reversed the certification of a nationwide class action of third-party payors, finding that the suit does not meet the requirements for a class action. Claims of certain individual third-party payors remain pending in the New Jersey court, and counsel purporting to represent a large number of third-party payors has threatened to file numerous additional such actions. Activity in the pending cases is currently stayed.

There are also pending in various U.S. courts putative class actions purportedly brought on behalf of individual purchasers or users of Vioxx and claiming either reimbursement of alleged economic loss or an entitlement to medical monitoring. All of these cases are at early procedural stages, and no class has been certified. In New Jersey, the trial court dismissed the complaint in the case of Sinclair, a purported statewide medical monitoring class. The Appellate Division reversed the dismissal, and the issue is now on appeal to the New Jersey Supreme Court. That court heard argument on October 22, 2007.

As previously reported, the Company has also been named as a defendant in separate lawsuits brought by the Attorneys General of seven states, and the City of New York. A Colorado taxpayer has also filed a derivative suit, on behalf of the State of Colorado, naming the Company. These actions allege that the Company misrepresented the safety of Vioxx and seek (i) recovery of the cost of Vioxx purchased or reimbursed by the state and its agencies; (ii) reimbursement of all sums paid by the state and its agencies for medical services for the treatment of persons injured by Vioxx; (iii) damages under various common law theories; and/or (iv) remedies under various state statutory theories, including state consumer fraud and/or fair business practices or Medicaid fraud statutes, including civil penalties. In addition, the Company has been named in two other lawsuits containing similar allegations filed by governmental entities seeking the reimbursement of alleged Medicaid expenditures for Vioxx. Those lawsuits are (1) a class action filed by Santa Clara County, California on behalf of all similarly situated California counties, and (2) an action filed by Erie County, New York. With the exception of the case filed by Texas (which remains in Texas state court and is currently scheduled for trial in September 2008) and the New York Attorney General and Erie County cases (which are pending transfer), the rest of the actions described in this paragraph have been transferred to the federal MDL and have not experienced significant activity to date.

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

In October 2005, a Dutch pension fund filed a complaint in the District of New Jersey alleging violations of federal securities laws as well as violations of state law against the Company and certain officers. Pursuant to the

Case Management Order governing the Shareholder MDL, the case, which is based on the same allegations as the Vioxx Securities Lawsuits, was consolidated with the Vioxx Securities Lawsuits. Defendants’ motion to dismiss the pension fund’s complaint was filed on August 3, 2007. In September 2007, the Dutch pension fund filed an amended complaint rather than responding to defendants’ motion to dismiss. In addition in 2007, six new complaints were filed in the District of New Jersey on behalf of various foreign institutional investors also alleging violations of federal securities laws as well as violations of state law against the Company and certain officers. Defendants are not required to respond to these complaints until after the Third Circuit issues a decision on the securities lawsuit currently on appeal.

As previously disclosed, on August 15, 2005, a complaint was filed in Oregon state court by the State of Oregon through the Oregon state treasurer on behalf of the Oregon Public Employee Retirement Fund against the Company and certain current and former officers and directors under Oregon securities law. A trial date has been set for October 2008.

As previously disclosed, various shareholder derivative actions filed in federal court were transferred to the Shareholder MDL and consolidated for all purposes by Judge Chesler (the “Vioxx Derivative Lawsuits”). On May 5, 2006, Judge Chesler granted defendants’ motion to dismiss and denied plaintiffs’ request for leave to amend their complaint. Plaintiffs appealed, arguing that Judge Chesler erred in denying plaintiffs’ leave to amend their complaint with materials acquired during discovery. On July 18, 2007, the United States Court of Appeals for the Third Circuit reversed the District Court’s decision on the grounds that Judge Chesler should have allowed plaintiffs to make use of the discovery material to try to establish demand futility, and remanded the case for the District Court’s consideration of whether, even with the additional materials, plaintiffs’ request to amend their complaint would still be futile. Plaintiffs filed their brief in support of their request for leave to amend their complaint in November 2007. That motion is pending.

In addition, as previously disclosed, various putative class actions filed in federal court under the Employee Retirement Income Security Act (“ERISA”) against the Company and certain current and former officers and directors (the “Vioxx ERISA Lawsuits” and, together with the Vioxx Securities Lawsuits and the Vioxx Derivative Lawsuits, the “Vioxx Shareholder Lawsuits”) have been transferred to the Shareholder MDL and consolidated for all purposes. The consolidated complaint asserts claims on behalf of certain of the Company’s current and former employees who are participants in certain of the Company’s retirement plans for breach of fiduciary duty. The lawsuits make similar allegations to the allegations contained in the Vioxx Securities Lawsuits. On July 11, 2006, Judge Chesler granted in part and denied in part defendants’ motion to dismiss the ERISA complaint. In October 2007, plaintiffs moved for certification of a class of individuals who were participants in and beneficiaries of the Company’s retirement savings plans at any time between October 1, 1998 and September 30, 2004 and whose plan accounts included investments in the Merck Common Stock Fund and/or Merck common stock. That motion is pending.

As previously disclosed, on October 29, 2004, two individual shareholders made a demand on the Company’s Board to take legal action against Mr. Raymond Gilmartin, former Chairman, President and Chief Executive Officer and other individuals for allegedly causing damage to the Company with respect to the allegedly improper marketing of Vioxx. In December 2004, the Special Committee of the Board of Directors retained the Honorable John S. Martin, Jr. of Debevoise & Plimpton LLP to conduct an independent investigation of, among other things, the allegations set forth in the demand. Judge Martin’s report was made public in September 2006. Based on the Special Committee’s recommendation made after careful consideration of the Martin report and the impact that derivative litigation would have on the Company, the Board rejected the demand. On October 11, 2007, the shareholders filed a lawsuit in state court in Atlantic County, NJ against current and former executives and directors of the Company alleging that the Board’s rejection of their demand was unreasonable and improper, and that the defendants breached various duties to the Company in allowing Vioxx to be marketed.

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

Insurance
As previously disclosed, the Company has product liability insurance for claims brought in the Vioxx Product Liability Lawsuits with stated upper limits of approximately $630 million after deductibles and co-insurance. This insurance provides coverage for legal defense costs and potential damage amounts in connection with the Vioxx Product Liability Lawsuits. The Company’s insurance coverage with respect to the Vioxx Lawsuits will not be adequate to cover its defense costs and losses.

As previously disclosed, the Company’s upper level excess insurers (which provide excess insurance potentially applicable to all of the Vioxx Lawsuits) had commenced an arbitration seeking, among other things, to cancel those policies, to void all of their obligations under those policies and to raise other coverage issues with respect to the Vioxx Lawsuits. As previously disclosed, in November 2007, the tribunal in the arbitration ruled in the Company’s favor ordering the upper level excess insurers to comply with their obligations under the policies. The Company recorded a $455 million gain in the fourth quarter as a result of certain other settlements and the tribunal’s decision. In addition, prior to recording the gain in the fourth quarter of 2007, as a result of settlements with, and payments made by, certain of its insurers, the Company had previously received insurance proceeds of approximately $145 million. The Company still has claims that have not yet been resolved against lower level excess insurers to obtain reimbursement for amounts paid in connection with Vioxx Product Liability Lawsuits. As a result of settlements that have already been made, the Company will not recover the full amount of the limits discussed in the first paragraph of this section. The resolution of claims against lower level insurers will also affect the total amount of insurance that is recovered for these claims. Other than the remaining coverage of approximately $15 million from the lower level excess insurers, the Company has no additional insurance for the Vioxx Product Liability Lawsuits.

The Company has Directors and Officers insurance coverage applicable to the Vioxx Securities Lawsuits and Vioxx Derivative Lawsuits with stated upper limits of approximately $190 million. The Company has Fiduciary and other insurance for the Vioxx ERISA Lawsuits with stated upper limits of approximately $275 million. As a result of the arbitration, additional insurance coverage for these claims should also be available, if needed, under upper-level excess policies that provide coverage for a variety of risks. There are disputes with the insurers about the availability of some or all of the Company’s insurance coverage for these claims and there are likely to be additional disputes. The amounts actually recovered under the policies discussed in this paragraph may be less than the stated upper limits.

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

Reserves
As discussed above, on November 9, 2007, Merck entered into the Settlement Agreement with the law firms that comprise the executive committee of the PSC of the federal Vioxx MDL as well as representatives of plaintiffs’ counsel in the Texas, New Jersey and California state coordinated proceedings to resolve state and federal MI and IS claims filed as of that date in the United States. The Settlement Agreement, which also applies to tolled claims, was signed by the parties after several meetings with three of the four judges overseeing the coordination of more than 95 percent of the current claims in the Vioxx Litigation. The Settlement Agreement applies only to U.S. legal residents and those who allege that their MI or IS occurred in the United States. As a result of entering into the Settlement Agreement, the Company recorded a pretax charge of $4.85 billion which represents the fixed aggregate amount to be paid to plaintiffs qualifying for payment under the Settlement Program.

The Company currently anticipates that a number of Vioxx Product Liability Lawsuits will be tried throughout 2008. A trial in the Oregon securities case is scheduled for 2008, but the Company cannot predict whether this trial will proceed on schedule or the timing of any of the other Vioxx Shareholder Lawsuit trials. The Company believes that it has meritorious defenses to the Vioxx Lawsuits and will vigorously defend against them. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek indeterminate damages, the Company is unable to predict the outcome of these matters, and at this time cannot reasonably estimate the possible loss or range of loss with respect to the Vioxx Lawsuits not included in the Settlement Program. The Company has not established any reserves for any potential liability relating to the Vioxx Lawsuits not included in the Settlement Program or the Vioxx Investigations, including for those cases in which verdicts or judgments have been entered against the Company, and are now in post-verdict proceedings or on appeal. In each of those cases the Company believes it has strong points to raise on appeal and therefore that unfavorable outcomes in such cases are not probable. Unfavorable outcomes in the Vioxx Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. As of December 31, 2005, the Company had a reserve of $685 million solely for its future legal defense costs related to the Vioxx Litigation. During 2006, the Company spent $500 million in the aggregate in legal defense costs related to the Vioxx Litigation and recorded additional charges of $673 million. Thus, as of December 31, 2006, the Company had a reserve of $858 million solely for its future legal defense costs related to the Vioxx Litigation.

During 2007, the Company spent approximately $616 million in the aggregate, in legal defense costs worldwide related to (i) the Vioxx Product Liability Lawsuits, (ii) the Vioxx Shareholder Lawsuits, (iii) the Vioxx Foreign Lawsuits, and (iv) the Vioxx Investigations (collectively, the “Vioxx Litigation”). In the second quarter and third quarter of 2007, the Company recorded charges of $210 million and $70 million, respectively, to increase the reserve solely for its future legal defense costs related to the Vioxx Litigation. In increasing the reserve, the Company considered the same factors that it considered when it previously established reserves for the Vioxx Litigation. In the fourth quarter, the Company spent approximately $200 million in Vioxx legal defense costs which resulted in a reserve of $522 million at December 31, 2007 for its future legal defense costs related to the Vioxx Litigation. After entering into the Settlement Agreement, the Company reviewed its reserve for the Vioxx legal defense costs and allocated approximately $80 million of its reserve to Merck’s anticipated future costs to administer the Settlement Program. Some of the significant factors considered in the review of the reserve were as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of the Vioxx Litigation, including the Settlement Agreement and the expectation that the Settlement Agreement will be consummated, but that certain lawsuits will continue to be pending; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the Vioxx Product Liability Lawsuits. Events such as scheduled trials, that are expected to occur throughout 2008 and 2009, and the inherent inability to predict the ultimate outcomes of such trials and the disposition of Vioxx Product

Liability Lawsuits not participating in or not eligible for the Settlement Program, limit the Company’s ability to reasonably estimate its legal costs beyond 2009. Together with the $4.85 billion reserved for the Settlement Program, the aggregate amount of the reserve established for the Vioxx Litigation as of December 31, 2007 is approximately $5.372 billion (the “Vioxx Reserve”). As of December 31, 2007, $2.122 billion of the Vioxx Reserve is included in Accrued and other current liabilities in the Consolidated Balance Sheet.

While the Company does not anticipate that it will need to increase the reserve every quarter, it will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase its reserves for legal defense costs at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

Other Product Liability Litigation

As previously disclosed, the Company is a defendant in product liability lawsuits in the United States involving Fosamax (the “Fosamax Litigation”). As of December 31, 2007, approximately 403 cases, which include approximately 911 plaintiff groups had been filed and were pending against Merck in either federal or state court, including 7 cases which seek class action certification, as well as damages and medical monitoring. In these actions, plaintiffs allege, among other things, that they have suffered osteonecrosis of the jaw, generally subsequent to invasive dental procedures such as tooth extraction or dental implants, and/or delayed healing, in association with the use of Fosamax. On August 16, 2006, the JPML ordered that the Fosamax product liability cases pending in federal courts nationwide should be transferred and consolidated into one multidistrict litigation (the “Fosamax MDL”) for coordinated pre-trial proceedings. The Fosamax MDL has been transferred to Judge John Keenan in the United States District Court for the Southern District of New York. As a result of the JPML order, approximately 350 of the cases are before Judge Keenan. Judge Keenan has issued a Case Management Order setting forth a schedule governing the proceedings which focuses primarily upon resolving the class action certification motions in 2007 and completing fact discovery in an initial group of 25 cases by August 1, 2008. Briefing and argument on plaintiffs’ motions for certification of medical monitoring classes were completed in 2007 and Judge Keenan issued an order denying the motions on January 3, 2008. On January 28, 2008, Judge Keenan issued a further order dismissing with prejudice all class claims asserted in the first four class action lawsuits filed against Merck that sought personal injury damages and/or medical monitoring relief on a class wide basis. Discovery is ongoing in both the Fosamax MDL litigation as well as in various state court cases. The Company intends to defend against these lawsuits.

As of December 31, 2007, the Company had a remaining reserve of approximately $27 million solely for its future legal defense costs for the Fosamax Litigation. Some of the significant factors considered in the establishment of the reserve for the Fosamax Litigation legal defense costs were as follows: the actual costs incurred by the Company thus far; the development of the Company’s legal defense strategy and structure in light of the creation of the Fosamax MDL; the number of cases being brought against the Company; and the anticipated timing, progression, and related costs of pre-trial activities in the Fosamax Litigation. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves. Due to the uncertain nature of litigation, the Company is unable to estimate its costs beyond 2009. The Company has not established any reserves for any potential liability relating to the Fosamax Litigation. Unfavorable outcomes in the Fosamax Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

Commercial Litigation

As previously disclosed, the Company was joined in ongoing litigation alleging manipulation by pharmaceutical manufacturers of Average Wholesale Prices (“AWP”), which are sometimes used in calculations that determine public and private sector reimbursement levels. In 2002, the JPML ordered the transfer and consolidation of all pending federal AWP cases to federal court in Boston, Massachusetts. Plaintiffs filed one consolidated class action complaint, which aggregated the claims previously filed in various federal district court actions and also expanded the number of manufacturers to include some which, like the Company, had not been defendants in any prior pending case. In May 2003, the court granted the Company’s motion to dismiss the consolidated class action and dismissed the Company from the class action case. Subsequent to the Company’s dismissal, the plaintiffs filed an amended consolidated class action complaint, which did not name the Company as a defendant. The Company and many other pharmaceutical manufacturers are defendants in similar complaints pending in federal and state court brought individually by a number of counties in the State of New York. Forty of the county cases have been consolidated. The Company was dismissed from the Suffolk County case, which was the first of the New York county cases to be filed. In addition, as of December 31, 2007, the Company was a defendant in state cases brought by the Attorneys General of eleven states, all of which are being defended.

As previously disclosed, in January 2003, the DOJ notified the federal court in New Orleans, Louisiana that it was not going to intervene at that time in a pending Federal False Claims Act case that was filed under seal in December 1999 against the Company. The court issued an order unsealing the complaint, which was filed by a physician in Louisiana, and ordered that the complaint be served. The complaint, which alleged that the Company’s discounting of Pepcid in certain Louisiana hospitals led to increases in costs to Medicaid, was dismissed. An amended complaint was filed under seal and the case has been administratively closed by the Court until the seal is lifted. The State of Louisiana has filed its own amended complaint, incorporating the allegations contained in the sealed amended complaint. As part of the resolution of the government investigations discussed below, the seal in this case was lifted and the cases were dismissed.

In April 2005, the Company was named in a qui tam lawsuit under the Nevada False Claims Act. The suit, in which the Nevada Attorney General has intervened, alleges that the Company inappropriately offered nominal pricing and other marketing and pricing inducements to certain customers and also failed to comply with its obligations under the Medicaid Best Price scheme related to such arrangements. In May 2006, the Company’s motion to dismiss this action was denied by the district court. This matter has also been dismissed as part of the resolution of the government investigations.

During December 2007 and through February 26, 2008, the Company and its joint-venture partner, Schering-Plough, received several joint letters from the House Committee on Energy and Commerce and the House Subcommittee on Oversight and Investigations, and one letter from the Senate Finance Committee, collectively seeking a combination of witness interviews, documents and information on a variety of issues related to the ENHANCE clinical trial, the sale and promotion of Vytorin, as well as sales of stock by corporate officers. On January 25, 2008, the companies and the MSP Partnership each received two subpoenas from the New York State Attorney General’s Office seeking similar information and documents. Merck and Schering-Plough have also each received a letter from the Office of the Connecticut Attorney General dated February 1, 2008 requesting documents related to the marketing and sale of Vytorin and Zetia and the timing of disclosures of the results of ENHANCE. The Company is cooperating with these investigations and working with Schering-Plough to respond to the inquiries. In addition, since mid-January 2008, the Company has become aware of or been served with approximately 85 civil class action lawsuits alleging common law and state consumer fraud claims in connection with the MSP Partnership’s sale and promotion of Vytorin and Zetia. Unfavorable outcomes resulting from the government investigations or the consumer fraud litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

Governmental Proceedings

As previously disclosed, the Company had received a subpoena from the DOJ in connection with its investigation of the Company’s marketing and selling activities, including nominal pricing programs and samples. The Company had also reported that it has received a CID from the Attorney General of Texas regarding the Company’s marketing and selling activities relating to Texas. As previously disclosed, the Company received another CID from the Attorney General of Texas asking for additional information regarding the Company’s marketing and selling activities related to Texas, including with respect to certain of its nominal pricing programs and samples. In April 2004, the Company received a subpoena from the office of the Inspector General for the District of Columbia in connection with an investigation of the Company’s interactions with physicians in the District of Columbia, Maryland, and Virginia. In November 2004, the Company received a letter request from the DOJ in connection with its investigation of the Company’s pricing of Pepcid.

On February 7, 2008, the Company announced that it entered into agreements with the government to settle federal and state civil cases alleging violations of the Medicaid Rebate Statute, as well as federal and state False Claims Acts in connection with certain nominal pricing programs and sales and marketing activities between

1994 and 2001. To resolve these matters, the Company agreed to pay approximately $649 million, plus interest and reasonable fees and expenses to the federal government, 49 states participating in the Medicaid program and the District of Columbia. In the fourth quarter of 2007, the Company recorded a pretax charge of $671 million in connection with the anticipated resolution of these investigations. Each of the investigations described in the preceding paragraph has been resolved as part of these settlement agreements.

The settlements described above arose out of civil actions filed under seal in the U.S. District Courts located in Philadelphia and New Orleans. Both actions contained allegations involving past pricing programs. The Philadelphia settlement relates to past programs in which the Company offered hospitals significantly discounted prices on certain medications, including Mevacor, Vioxx and Zocor. In the Philadelphia matter, the government alleged that the Company improperly excluded certain discounts — those which were nominal in amount — from its best price reported to Medicaid under the Medicaid Rebate Agreement. The Philadelphia action also related to certain marketing and sales programs conducted between 1997 and 2001. The Philadelphia settlement accounts for $399 million plus interest of the total settlement amount.

The New Orleans settlement resolves a civil action containing allegations involving pricing discounts offered to hospitals for Pepcid. The original pricing program, known as the Flex Program, was launched in 1994 and continued to operate as the Flex-NP Program until its termination in April 2001. The New Orleans settlement accounts for $250 million plus interest of the total settlement amount.

In connection with these settlements, the Company entered into a corporate integrity agreement with the Department of Health and Human Services, which incorporates the Company’s existing, comprehensive compliance program governing its pharmaceutical sales and marketing activities in the United States.

As previously disclosed, the Company had received a letter from DOJ advising it of the existence of a civil complaint brought under the qui tam provisions of the False Claims Act alleging that the Company violated certain rules related to its calculations of best price and other federal pricing benchmark calculations, certain of which may affect the Company’s Medicaid rebate obligation. DOJ has informed the Company that it does not intend to intervene in this action and has closed its investigation. The lawsuit has now been dismissed.

The Company has cooperated with all of these investigations. In addition to these investigations, from time to time, other federal, state or foreign regulators or authorities may seek information about practices in the pharmaceutical industry or the Company’s business practices in inquiries other than the investigations discussed in this section. It is not feasible to predict the outcome of any such inquiries.

Vaccine Litigation

As previously disclosed, the Company was a party in claims brought under the Consumer Protection Act of 1987 in the United Kingdom, which allege that certain children suffer from a variety of conditions as a result of being vaccinated with various bivalent vaccines for measles and rubella and/or trivalent vaccines for measles, mumps and rubella, including the Company’s M-M-R II. The conditions include autism, with or without inflammatory bowel disease, epilepsy, encephalitis, encephalopathy, Guillain-Barre syndrome and transverse myelitis. All of the remaining cases have been discontinued or struck out by the Court and the group litigation has concluded. There are no claims outstanding against Merck. As previously disclosed, the Company is also a party to individual and class action product liability lawsuits and claims in the United States involving pediatric vaccines (e.g., hepatitis B vaccine) that contained thimerosal, a preservative used in vaccines. Merck has not distributed thimerosal-containing pediatric vaccines in the United States since the fall of 2001. As of December 31, 2007, there were approximately 234 active thimerosal related lawsuits with approximately 425 plaintiffs. Other defendants include other vaccine manufacturers who produced pediatric vaccines containing thimerosal as well as manufacturers of thimerosal. In these actions, the plaintiffs allege, among other things, that they have suffered neurological injuries as a result of exposure to thimerosal from pediatric vaccines. There are no cases currently scheduled for trial. The Company will defend against these lawsuits; however, it is possible that unfavorable outcomes could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

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

The Company is aware that there are approximately 900 cases pending in the Vaccine Court involving allegations that thimerosal-containing vaccines and/or the M-M-R II vaccine cause autism spectrum disorders. Not all of the thimerosal-containing vaccines involved in the Vaccine Court proceeding are Company vaccines. The Company is the sole source of the M-M-R II vaccine domestically. In June 2007, the Special Masters presiding over the Vaccine Court proceedings held a two and a half week hearing in which both petitioners and the government presented evidence on the issue of whether the combination of M-M-R II vaccine and thimerosal in vaccines can cause autism spectrum disorders and whether it did cause autism spectrum disorder in the petitioner in that case. Two shorter additional evidentiary hearings of that type addressing that issue were held in the fall of 2007. Rulings in these three cases are expected in 2008. According to the Vaccine Court, it expects to hold evidentiary hearings in six additional so-called “test cases” by September 2008, addressing the issue of whether thimerosal in vaccines, or the M-M-R- II vaccine alone, can cause autism spectrum disorders, and did cause such disorders in those six petitioners. The Vaccine Court has indicated that it intends to use the evidence presented at these test case hearings to guide the adjudication of the remaining autism spectrum disorder cases.

Patent Litigation

From time to time, generic manufacturers of pharmaceutical products file Abbreviated New Drug Applications (“ANDA’s”) with the FDA seeking to market generic forms of the Company’s products prior to the expiration of relevant patents owned by the Company. Generic pharmaceutical manufacturers have submitted ANDA’s to the FDA seeking to market in the United States a generic form of Fosamax, Propecia, Prilosec, Nexium, Singulair, Trusopt, Cosopt and Primaxin prior to the expiration of the Company’s (and AstraZeneca’s in the case of Prilosec and Nexium) patents concerning these products. In addition, an ANDA has been submitted to the FDA seeking to market in the United States a generic form of Zetia prior to the expiration of Schering-Plough’s patent concerning that product. The generic companies’ ANDA’s generally include allegations of non-infringement, invalidity and unenforceability of the patents. Generic manufacturers have received FDA approval to market a generic form of Prilosec. The Company has filed patent infringement suits in federal court against companies filing ANDA’s for generic alendronate (Fosamax), finasteride (Propecia), dorzolamide (Trusopt), montelukast (Singulair), dorzolamide/timolol (Cosopt), imipenem/cilastatin (Primaxin) and AstraZeneca and the Company have filed patent infringement suits in federal court against companies filing ANDA’s for generic omeprazole (Prilosec) and esomeprazole (Nexium). Also, the Company and Schering-Plough have filed a patent infringement suit in federal court against companies filing ANDA’s for generic ezetimibe (Zetia). Similar patent challenges exist in certain foreign jurisdictions. The Company intends to vigorously defend its patents, which it believes are valid, against infringement by generic companies attempting to market products prior to the expiration dates of such patents. As with any litigation, there can be no assurance of the outcomes, which, if adverse, could result in significantly shortened periods of exclusivity for these products.

In February 2007, Schering-Plough received a notice from a generic company indicating that it had filed an ANDA for Zetia and that it is challenging the U.S. patents that are listed for Zetia. Merck and Schering Plough market Zetia through a joint venture, MSP Singapore Company LLC. On March 22, 2007, Schering-Plough and MSP Singapore Company LLC filed a patent infringement suit against Glenmark Pharmaceuticals Inc., USA and its parent corporation (“Glenmark”). The lawsuit automatically stays FDA approval of Glenmark’s ANDA for 30 months or until an adverse court decision, if any, whichever may occur earlier.

As previously disclosed, in January 2007, the Company received a letter from Ranbaxy Laboratories Ltd. (“Ranbaxy”) stating that it had filed an ANDA seeking approval of a generic version of Merck’s Primaxin. In April 2007, the Company filed a patent infringement suit against Ranbaxy.

As previously disclosed, in February 2007, the Company received a notice from Teva Pharmaceuticals (“Teva”), a generic company, indicating that it had filed an ANDA for montelukast and that it is challenging the U.S. patent that is listed for Singulair. On April 2, 2007, the Company filed a patent infringement action against Teva. The lawsuit automatically stays FDA approval of Teva’s ANDA for 30 months or until an adverse court decision, if any, whichever may occur earlier.

As previously disclosed, on January 28, 2005, the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. found the Company’s patent claims for once-weekly administration of Fosamax to be invalid. The Company exhausted all options to appeal this decision in 2005. Based on the Court of Appeals’ decision, Fosamax lost market exclusivity in the United States in February 2008. Fosamax Plus D will lose marketing exclusivity in the United States in April 2008. As a result of these events, the Company expects significant declines in U.S. Fosamax and Fosamax Plus D sales.

In May 2005, the Federal Court of Canada Trial Division issued a decision refusing to bar the approval of generic alendronate on the grounds that Merck’s patent for weekly alendronate was likely invalid. This decision cannot be appealed and generic alendronate was launched in Canada in June 2005. In July 2005, Merck was sued in the Federal Court of Canada by Apotex Corp. (“Apotex”) seeking damages for lost sales of generic weekly alendronate due to the patent proceeding.

As previously disclosed, in September 2004, the Company appealed a decision of the Opposition Division of the European Patent Office (“EPO”) that revoked the Company’s patent in Europe that covers the once-weekly administration of alendronate. On March 14, 2006, the Board of Appeal of the EPO upheld the decision of the Opposition Division revoking the patent. On March 28, 2007, the EPO issued another patent in Europe to the Company that covers the once-weekly administration of alendronate. Under its terms, this new patent is effective until July 2018. Oppositions have been filed in the EPO against this patent. Additionally, Merck has brought patent infringement suits in various European jurisdictions based upon this patent. Merck’s basic patent covering the use of alendronate has been challenged in several European countries. The Company has received adverse decisions in Germany, Holland and the United Kingdom. The decision in the United Kingdom was upheld on appeal. The Company has appealed the decisions in Germany and Holland.

In addition, as previously disclosed, in Japan after a proceeding was filed challenging the validity of the Company’s Japanese patent for the once-weekly administration of alendronate, the patent office invalidated the patent. The decision is under appeal.

On January 18, 2006, the Company sued Hi-Tech Pharmacal Co., Inc. (“Hi-Tech”) of Amityville, New York for patent infringement in response to Hi-Tech’s application to the FDA seeking approval of a generic version of Merck’s ophthalmic drugs Trusopt and Cosopt, which are used for treating elevated intraocular pressure in patients with open-angle glaucoma or ocular hypertension. In the lawsuit, Merck sued to enforce a patent covering an active ingredient dorzolamide, which is present in both Trusopt and Cosopt, and the District Court entered judgment in Merck’s favor which was upheld on appeal. The patent covering dorzolamide provides exclusivity for Trusopt and Cosopt until October 2008 (including six months of pediatric exclusivity). After such time, the Company expects significant declines in U.S. sales of these products. Merck has elected not to enforce two other U.S. patents listed with the FDA which cover the combination of dorzolamide and timolol, the two active ingredients in Cosopt.

In the case of omeprazole, on May 31, 2007, the trial court issued a decision with respect to four generic companies selling generic omeprazole. The court found that the Impax Laboratories Inc. and Apotex products infringed AstraZeneca’s formulation patents, while products made by Mylan Laboratories and Lek Pharmaceutical and Chemical Co., d.d. did not infringe. The companies found to have infringed were ordered off the market until October 20, 2007, which was the expiration of the pediatric exclusivity period.

The Company and AstraZeneca received notice in October 2005 that Ranbaxy had filed an ANDA for esomeprazole magnesium. The ANDA contains Paragraph IV challenges to patents on Nexium. On November 21,

2005, the Company and AstraZeneca sued Ranbaxy in the United States District Court in New Jersey. Accordingly, FDA approval of Ranbaxy’s ANDA is stayed for 30 months until April 2008 or until an adverse court decision, if any, whichever may occur earlier. The Company and AstraZeneca received notice in January 2006 that IVAX Pharmaceuticals, Inc., subsequently acquired by Teva, had filed an ANDA for esomeprazole magnesium. The ANDA contains Paragraph IV challenges to patents on Nexium. On March 8, 2006, the Company and AstraZeneca sued Teva in the United States District Court in New Jersey. Accordingly, FDA approval of Teva’s ANDA is stayed for 30 months until September 2008 or until an adverse court decision, if any, whichever may occur earlier. In January 2008, the Company and AstraZeneca sued Dr. Reddy’s in the District Court in New Jersey based on Dr. Reddy’s filing of an ANDA for esomeprazole magnesium. Accordingly, FDA approval of Dr. Reddy’s ANDA is stayed for 30 months until July 2010 or until an adverse court decision, if any, whichever may occur earlier.

In Europe, the Company is aware of various companies seeking registration for generic losartan (the active ingredient for Cozaar). The Company has patent rights to losartan via license from E.I. du Pont de Nemours and Company (“du Pont”). The Company and du Pont have filed patent infringement proceedings against various companies in Portugal, Spain, Norway and Austria.

As previously disclosed, in the third quarter of 2007, the Company resolved certain patent disputes which resulted in a net gain to the Company.

Other Litigation

In November 2005, an individual shareholder delivered a letter to the Company’s Board alleging that the Company had sustained damages through the Company’s adoption of its Change in Control Separation Benefits Plan (the “CIC Plan”) in November 2004. The shareholder made a demand on the Board to take legal action against the Board’s current or former members for allegedly causing damage to the Company with respect to the adoption of the CIC Plan. In response to that demand letter, the independent members of the Board determined at the November 22, 2005 Board meeting that the Board would take the shareholder’s request under consideration. After careful consideration by the Board, the shareholder was advised that the Board had determined not to take legal action.

In February 2008, an individual shareholder delivered a letter to the Company’s Board of Directors demanding that the Board take legal action against the responsible individuals to recover the amounts paid by the Company to resolve the governmental investigations referred to above.

As previously disclosed, on August 20, 2004, the United States District Court for the District of New Jersey granted a motion by the Company, Medco Health Solutions, Inc. (“Medco Health”) and certain officers and directors to dismiss a shareholder derivative action involving claims related to the Company’s revenue recognition practice for retail co-payments paid by individuals to whom Medco Health provides pharmaceutical benefits as well as other allegations. The complaint was dismissed with prejudice. Plaintiffs appealed the decision. On December 15, 2005, the U.S. Court of Appeals for the Third Circuit upheld most of the District Court’s decision dismissing the suit, and sent the issue of whether the Company’s Board of Directors properly refused the shareholder demand relating to the Company’s treatment of retail co-payments back to the District Court for reconsideration under a different legal standard. Plaintiffs moved to remand their action to state court on August 18, 2006, and the District Court granted that motion on February 1, 2007. The shareholder derivative suit was pending before the Superior Court of New Jersey, Chancery Division, Hunterdon County. All of the remaining issues were dismissed with prejudice in favor of Medco Health, Merck and the individual defendants on July 31, 2007.

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

Three notices of appeal were filed and the appellate court heard oral argument in May 2005. On December 8, 2005, the appellate court issued a decision vacating the District Court’s judgment and remanding the cases to the District Court to allow the District Court to resolve certain jurisdictional issues. A hearing was held to address such issues on February 24, 2006. The District Court issued a ruling on August 10, 2006 resolving such jurisdictional issues in favor of the settling plaintiffs. The class members and the other party that had previously appealed the District Court’s judgment renewed their appeals. On October 4, 2007, the renewed appeals were affirmed in part and vacated in part by the federal court of appeals. The appeals court remanded the class settlement for further proceedings in the District Court.

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

Merck has entered into a Consent Decree (the “Decree”) with the United States of America, the Pennsylvania Department of Environmental Protection and the Pennsylvania Fish and Boat Commission resolving the government’s claims asserted in an enforcement action, United States of America and Commonwealth of Pennsylvania v. Merck & Co., Inc., in response to the previously disclosed accidental release of 25 gallons of potassium thiocyanate from the site in June 2006 that resulted in a fish kill in the Wissahickon Creek as well as the discharge of materials on August 8, 9, and 16, 2006 that caused foaming in the creek. Pursuant to the terms of the Decree, Merck will pay civil penalties in the amount of $1.575 million; fund supplemental environmental projects in the amount of $9 million; and implement on-site remedial measures in the amount of $10 million. A motion to enter the Decree is pending with the court.

As previously disclosed on September 13, 2007, approximately 1,400 plaintiffs filed an amended complaint against Merck and 12 other defendants in United States District Court, Eastern District of California asserting claims under the Clean Water Act, the Resource Conservation and Recovery Act, as well as negligence and nuisance. The suit seeks damages for diminution of property value, medical monitoring and other alleged real and personal property damage associated with groundwater and soil contamination found at the site of a former Merck subsidiary in Merced, California. The Company intends to defend itself against these claims.

In management’s opinion, the liabilities for all environmental matters that are probable and reasonably estimable have been accrued and totaled $109.6 million and $129.0 million at December 31, 2007 and 2006, respectively. These liabilities are undiscounted, do not consider potential recoveries from other parties and will be paid out over the periods of remediation for the applicable sites, which are expected to occur primarily over the next 15 years. Although it is not possible to predict with certainty the outcome of these matters, or the ultimate costs of remediation, management does not believe that any reasonably possible expenditures that may be incurred in excess of the liabilities accrued should exceed $54.0 million in the aggregate. Management also does not believe that these expenditures should result in a material adverse effect on the Company’s financial position, results of operations, liquidity or capital resources for any year.

11.	Stockholders’ Equity

Other paid-in capital increased by $848.4 million in 2007, $266.5 million in 2006 and $30.2 million in 2005. The increase in 2007 reflects the issuance of shares related to the acquisition of NovaCardia (see Note 4). The increases in all periods also reflect the impact of shares issued upon exercise of stock options and related income tax benefits, as well as the issuance of restricted shares. In addition, the increase in 2006 reflects the impact of recognizing share-based compensation expense as a result of the adoption of FAS 123R (see Note 12).

A summary of treasury stock transactions (shares in millions) is as follows:

	2007		2006		2005
	Shares	Cost	Shares	Cost	Shares	Cost

Balance as of January 1	808.4	$27,567.4	794.3	$26,984.4	767.6	$26,191.8
Purchases	26.5	1,429.7	26.4	1,002.3	33.2	1,015.3
Issuances (1)	(23.9)	(822.4)	(12.3)	(419.3)	(6.5)	(222.7)

Balance as of December 31	811.0	$28,174.7	808.4	$27,567.4	794.3	$26,984.4

(1)	Issued primarily under stock option plans.

At December 31, 2007 and 2006, 10 million shares of preferred stock, without par value, were authorized; none were issued.

12.	Share-Based Compensation Plans

The Company has share-based compensation plans under which employees, non-employee directors and employees of certain of the Company’s equity method investees may be granted options to purchase shares of Company common stock at the fair market value at the time of grant. In addition to stock options, the Company grants performance share units (“PSUs”) and restricted stock units (“RSUs”) to certain management level employees. These plans were approved by the Company’s shareholders. At December 31, 2007, 149.8 million shares were authorized for future grants under the Company’s share-based compensation plans. The Company settles employee share-based compensation awards primarily with treasury shares.

Employee stock options are granted to purchase shares of Company stock at the fair market value at the time of grant. These awards generally vest one-third each year over a three-year period, with a contractual term of

10 years. RSUs are stock awards that are granted to employees and entitle the holder to shares of common stock as the awards vest, as well as non-forfeitable dividend equivalents. The fair value of the awards is determined and fixed on the grant date based on the Company’s stock price. PSUs are stock awards where the ultimate number of shares issued will be contingent on the Company’s performance against a pre-set objective or set of objectives. The fair value of each PSU is determined on the date of grant based on the Company’s stock price. Over the performance period, the number of shares of stock that are expected to be issued will be adjusted based on the probability of achievement of a performance target and final compensation expense will be recognized based on the ultimate number of shares issued. The Company did not recognize compensation expense in connection with PSUs in 2006 or 2005. Both PSU and RSU payouts will be in shares of Company stock after the end of the vesting or performance period, generally three years, subject to the terms applicable to such awards.

Effective January 1, 2006, the Company adopted FAS 123R. Employee share-based compensation expense was previously recognized using the intrinsic value method which measures share-based compensation expense as the amount at which the market price of the stock at the date of grant exceeds the exercise price. FAS 123R requires the recognition of the fair value of share-based compensation in net income, which the Company recognizes on a straight-line basis over the requisite service period. Additionally, the Company elected the modified prospective transition method for adopting FAS 123R, and therefore, prior periods were not retrospectively adjusted. Under this method, the provisions for FAS 123R apply to all awards granted or modified after January 1, 2006. In addition, the unrecognized expense of awards that have not yet vested at the date of adoption are recognized in net income in the relevant period after the date of adoption. Also effective January 1, 2006, the Company adopted FASB Staff Position 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which provides the Company an optional short-cut method for calculating the historical pool of windfall tax benefits upon adopting FAS 123R.

The following table provides amounts of share-based compensation cost recorded in the Consolidated Statement of Income (substantially all of the 2005 amounts were related to RSUs):

Years Ended December 31	2007	2006	2005

Pretax share-based compensation expense	$330.2	$312.5	$48.0
Income tax benefits	(104.1)	(98.5)	(16.8)

Total share-based compensation expense, net of tax	$226.1	$214.0	$31.2

FAS 123R requires the Company to present pro forma information for periods prior to the adoption as if the Company had accounted for employee share-based compensation under the fair value method of that Statement. For purposes of pro forma disclosure, the estimated fair value of awards at the date of grant, including those granted to retirement-eligible employees, is amortized to expense over the requisite service period. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value method for recognizing employee share-based compensation for the year ended December 31, 2005:

Year Ended December 31	2005

Net income, as reported	$4,631.3
Compensation expense, net of tax:
Reported	31.2
Fair value method	(357.1)

Pro forma net income	$4,305.4

Earnings per common share:
Basic - as reported	$2.11
Basic - pro forma	$1.96
Assuming dilution - as reported	$2.10
Assuming dilution - pro forma	$1.96

The pro forma amounts and the fair value of each option grant were estimated on the date of grant using the Black-Scholes option pricing model. Upon the adoption of FAS 123R, compensation expense is being recognized immediately for awards granted to retirement-eligible employees or over the period from the grant date to the date retirement eligibility is achieved. This approach is known as the non-substantive vesting period approach. If the Company had been applying this approach for stock options granted to retirement-eligible employees, the effect on pro forma earnings per share assuming dilution for the year ended December 31, 2005, as provided in the above table, would not have been significant.

In 2005, pro forma compensation expense was calculated using the Black-Scholes model utilizing assumptions based on historical data, such that expense was determined using separate expected term assumptions for each vesting tranche. As a result, pro forma compensation expense for any stock options granted after January 1, 2004 but prior to January 1, 2006 was calculated using the accelerated amortization method prescribed in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Upon adoption of FAS 123R, effective January 1, 2006, the Company recognizes compensation expense using the straight-line method.

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

The weighted average fair value of options granted in 2007, 2006 and 2005 was $9.51, $7.25 and $6.66 per option, respectively, and were determined using the following assumptions:

Years Ended December 31	2007	2006	2005

Expected dividend yield	3.4%	4.2%	4.8%
Risk-free interest rate	4.4%	4.6%	4.0%
Expected volatility	24.6%	26.5%	31.7%
Expected life (years)	5.7	5.7	5.7

Summarized information relative to the Company’s stock option plans (options in thousands) is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Term	Value

Balance at December 31, 2006	255,336.7	$53.13
Granted	35,551.4	45.42
Exercised	(22,430.5)	40.06
Forfeited	(25,443.5)	50.58

Outstanding at December 31, 2007	243,014.1	$53.47	5.05	$2,102.2

Exercisable at December 31, 2007	177,558.8	$58.14	3.77	$967.0

Additional information pertaining to the Company’s stock option plans is provided in the table below:

Years Ended December 31	2007	2006	2005

Total intrinsic value of stock options exercised	$301.2	$67.3	$58.8
Fair value of stock options vested	$251.1	$857.4	$949.3
Cash received from the exercise of stock options	$898.6	$369.9	$136.5

A summary of the Company’s nonvested RSUs and PSUs (shares in thousands) at December 31, 2007, is as follows:

	RSUs		PSUs
		Weighted		Weighted
		Average		Average
	Number	Grant Date	Number	Grant Date
	of Shares	Fair Value	of Shares	Fair Value

Nonvested at December 31, 2006	6,000.6	$35.85	1,376.8	$38.59
Granted	1,906.5	45.66	588.7	44.19
Vested	(2,212.8)	40.96	—	—
Forfeited	(271.0)	34.96	(558.7)	46.62

Nonvested at December 31, 2007	5,423.3	$37.26	1,406.8	$37.75

At December 31, 2007, there was $402.8 million of total pretax unrecognized compensation expense related to nonvested stock options, RSU and PSU awards which will be recognized over a weighted average period of 2.0 years. For segment reporting, share-based compensation costs are unallocated expenses.

13.	Pension and Other Postretirement Benefit Plans

The Company has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. Pension benefits in the United States are based on a formula that considers final average pay and years of credited service. In addition, the Company provides medical, dental and life insurance benefits, principally to its eligible U.S. retirees and similar benefits to their dependents, through its other postretirement benefit plans. The Company uses a December 31 measurement date for substantially all of its pension plans and for all of its other postretirement benefit plans.

The net cost for the Company’s pension and other postretirement benefit plans consisted of the following components:

	Pension Benefits			Other Postretirement Benefits
Years Ended December 31	2007	2006	2005	2007	2006	2005

Service cost	$377.2	$363.7	$338.8	$90.8	$91.3	$87.9
Interest cost	379.9	341.3	310.6	107.7	100.1	106.0
Expected return on plan assets	(491.4)	(436.8)	(400.7)	(130.5)	(112.6)	(103.0)
Net amortization	149.4	169.4	156.1	(16.8)	1.9	22.0
Termination benefits	25.6	29.7	32.0	7.7	3.6	6.5
Curtailments	1.1	-	9.1	(16.8)	(2.6)	0.7
Settlements	5.4	14.7	(4.2)	-	-	-

Net pension and postretirement cost	$447.2	$482.0	$441.7	$42.1	$81.7	$120.1

The net pension cost attributable to U.S. plans included in the above table was $302.2 million in 2007, $327.2 million in 2006 and $295.3 million in 2005.

The cost of health care and life insurance benefits for active employees was $312.0 million in 2007, $311.6 million in 2006 and $324.6 million in 2005.

In connection with the Company’s restructuring actions (see Note 3), Merck recorded termination charges in 2007, 2006 and 2005 on its pension and other postretirement benefit plans related to expanded eligibility for certain employees exiting the Company. Also, in connection with these restructuring activities, the Company recorded curtailment losses in 2007 on its pension plans, curtailment gains in 2007 and 2006 on its other postretirement benefit plans and curtailment losses in 2005 on its pension and other postretirement benefit plans.

In 2006, amendments that changed participant contributions for other postretirement benefit plans generated curtailment gains.

In addition, the Company recorded settlement losses in 2007 and 2006 and a settlement gain in 2005 on certain of its domestic pension plans resulting from employees electing to receive their pension benefits as lump sum payments.

Effective December 31, 2006, the Company adopted FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106 and 132R (“FAS 158”), except for the requirement to measure plan assets and benefit obligations as of the Company’s fiscal year end, which is effective as of December 31, 2008. FAS 158 required the Company to fully recognize the funded status of its benefit plans. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. Previously unrecognized net losses and unrecognized plan changes are recognized as a component of AOCI (see Note 17).

Summarized information about the changes in plan assets and benefit obligation, the funded status and the amounts recorded at December 31, 2007 and 2006 is as follows:

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006

Fair value of plan assets at January 1	$7,056.7	$6,070.6	$1,484.2	$1,277.4
Actual return on plan assets	498.4	955.7	95.0	209.9
Company contributions	185.3	494.4	44.8	36.5
Benefits paid from plan assets	(362.5)	(468.8)	(46.4)	(39.6)
Other	7.5	4.8	-	-

Fair value of plan assets at December 31	$7,385.4	$7,056.7	$1,577.6	$1,484.2

Benefit obligation at January 1	$6,926.8	$6,523.5	$1,821.8	$1,816.6
Service cost	377.2	363.7	90.8	91.3
Interest cost	379.9	341.3	107.7	100.1
Actuarial (gains) losses	(242.9)	150.7	(12.7)	(16.0)
Benefits paid	(391.8)	(502.1)	(80.1)	(62.0)
Plan amendments	(20.9)	11.3	(8.0)	(111.8)
Curtailments	(5.6)	(22.7)	9.6	-
Termination benefits	25.6	29.7	7.7	3.6
Other	1.1	31.4	-	-

Benefit obligation at December 31	$7,049.4	$6,926.8	$1,936.8	$1,821.8

Funded status at December 31	$336.0	$129.9	$(359.2)	$(337.6)

Recognized as:
Other assets	$1,132.3	$915.7	$387.9	$376.5
Accrued and other current liabilities	(37.3)	(20.0)	(3.8)	(24.6)
Deferred income taxes and noncurrent liabilities	(759.0)	(765.8)	(743.3)	(689.5)

The fair value of U.S. pension plan assets included in the preceding table was $4.4 billion in 2007 and 2006. The pension benefit obligation of U.S. plans included in this table was $4.3 billion in 2007 and $4.2 billion in 2006.

The weighted average asset allocations of the investment portfolio for the pension and other postretirement benefit plans at December 31 are as follows:

				Other
	Pension Benefits			Postretirement Benefits
	Target	2007	2006	Target	2007	2006

U.S. equities	40%	38%	39%	55%	55%	56%
International equities	30%	34%	34%	26%	29%	28%
Fixed-income investments	25%	24%	22%	17%	16%	15%
Real estate and other investments	4%	3%	4%	0%	0%	0%
Cash and cash equivalents	1%	1%	1%	2%	0%	1%

	100%	100%	100%	100%	100%	100%

The target investment portfolios for the Company’s pension plans are determined by country based on the nature of the liabilities and considering the demographic composition of the plan participants (average age, years of service and active versus retiree status) and in accordance with local regulations. Other investments include insurance contracts for certain international pension plans. The target investment portfolio asset allocation for the Company’s other postretirement benefit plans is consistent with the long-term nature of the plans’ benefit obligation, and is well diversified among the asset classes in which the portfolio invests.

Contributions to the pension plans and other postretirement benefit plans during 2008 are expected to be $450.0 million and $101.9 million, respectively.

Expected benefit payments are as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits

2008	$287.2	$82.0
2009	300.0	88.8
2010	318.7	95.9
2011	347.2	103.3
2012	385.2	109.2
2013 - 2017	2,446.9	667.8

Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include estimated future employee service.

At December 31, 2007 and 2006, the accumulated benefit obligation was $5.6 billion and $5.4 billion, respectively, for all pension plans. At December 31, 2007 and 2006, the accumulated benefit obligation for U.S. pension plans was $3.2 billion. The Company recorded a minimum pension liability, representing the extent to which the accumulated benefit obligation exceeded plan assets for certain of the Company’s pension plans, of $29.9 million prior to the adoption of FAS 158 at December 31, 2006.

For pension plans with benefit obligations in excess of plan assets at December 31, 2007 and 2006, the fair value of plan assets was $558.3 million and $785.3 million, respectively, and the benefit obligation was $1.4 billion and $1.6 billion, respectively. For those plans with accumulated benefit obligations in excess of plan assets at

December 31, 2007 and 2006, the fair value of plan assets was $4.4 million and $187.1 million, respectively, and the accumulated benefit obligation was $405.0 million and $535.2 million, respectively.

Net loss amounts, which reflect experience differentials primarily relating to differences between expected and actual returns on plan assets as well as the effects of changes in actuarial assumptions, are recorded as a component of AOCI. Net loss amounts in excess of certain thresholds are amortized into net pension and other postretirement benefit cost over the average remaining service life of employees. The estimated net loss and prior service cost (credit) amounts that will be amortized from AOCI into net pension and postretirement benefit cost during 2008 are $77.9 million and $8.6 million, respectively, for pension plans and are $23.7 million and $(38.9) million, respectively, for other postretirement benefit plans.

The Company reassesses its benefit plan assumptions on a regular basis. The weighted average assumptions used in determining pension plan and U.S. pension and other postretirement benefit plan information are as follows:

				U.S. Pension and Other
				Postretirement
	Pension Plans			Benefit Plans
December 31	2007	2006	2005	2007	2006	2005

Net cost

Discount rate	5.35%	5.15%	5.40%	6.00%	5.75%	6.00	%(1)
Expected rate of return on plan assets	7.65%	7.65%	7.65%	8.75%	8.75%	8.75%
Salary growth rate	4.20%	4.20%	4.10%	4.50%	4.50%	4.50%

Benefit obligation

Discount rate	5.90%	5.35%	5.15%	6.50%	6.00%	5.75%
Salary growth rate	4.30%	4.20%	4.20%	4.50%	4.50%	4.50%

(1)	5.75% used for other postretirement benefit plans.

The expected rate of return for both the pension and other postretirement benefit plans represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid and is determined on a country basis. In developing the expected rate of return within each country, the long-term historical returns data is considered as well as actual returns on the plan assets and other capital markets experience. Using this reference information, the long-term return expectations for each asset category and a weighted average expected return for each country’s target portfolio is developed, according to the allocation among those investment categories. The expected portfolio performance reflects the contribution of active management as appropriate. For 2008, the Company’s expected rate of return of 8.75% will remain unchanged from 2007 for its U.S. pension and other postretirement benefit plans.

The health care cost trend rate assumptions for other postretirement benefit plans are as follows:

December 31	2007	2006

Health care cost trend rate assumed for next year	9.0%	9.0%
Rate to which the cost trend rate is assumed to decline	5.0%	5.0%
Year that the trend rate reaches the ultimate trend rate	2015	2014

A one percentage point change in the health care cost trend rate would have had the following effects:

	One Percentage
	Point
	Increase	Decrease

Effect on total service and interest cost components	$35.4	$(28.2)
Effect on benefit obligation	$280.3	$(229.3)

14.	Other (Income) Expense, Net

Years Ended December 31	2007	2006	2005

Interest income	$(741.1)	$(764.3)	$(480.9)
Interest expense	384.3	375.1	385.5
Exchange gains	(54.3)	(25.0)	(16.1)
Minority interests	121.4	120.5	121.8
Other, net	335.9	(89.0)	(120.5)

	$46.2	$(382.7)	$(110.2)

The change in Other, net during 2007 primarily reflects a charge related to the resolution of certain civil governmental investigations (see Note 10), partially offset by the favorable impact of gains on sales of assets and product divestitures, as well as a net gain on the settlements of certain patent disputes. The increase in interest income in 2006 reflects interest income generated from the Company’s investment portfolio derived from higher interest rates and higher average investment portfolio balances. Interest paid was $406.4 million in 2007, $387.5 million in 2006 and $354.1 million in 2005.

15.	Taxes on Income

A reconciliation between the Company’s effective tax rate and the U.S. statutory rate is as follows:

	2007		2006		2005
	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate

U.S. statutory rate applied to income before taxes	$1,179.8	35.0%	$2,177.5	35.0%	$2,577.4	35.0%
Differential arising from:
Foreign earnings	(1,196.0)	(35.5)	(1,024.1)	(16.5)	(945.1)	(12.8)
Tax exemption for Puerto Rico operations	-	-	(87.6)	(1.4)	(98.0)	(1.3)
State taxes	11.6	0.3	129.6	2.1	188.6	2.5
Acquired research	113.8	3.4	266.9	4.3	-	-
American Jobs Creation Act of 2004	-	-	-	-	766.5	10.4
Other(1)	(13.9)	(0.4)	325.3	5.2	243.2	3.3

	$95.3	2.8%	$1,787.6	28.7%	$2,732.6	37.1%

(1)	Other includes the tax effect of minority interests, contingency reserves, research credits, export incentives and miscellaneous items.

The 2007 tax rate reconciliation percentage of (35.5)% for foreign earnings reflects the change in mix of foreign and domestic earnings primarily resulting from the $4.85 billion U.S. Vioxx Settlement Agreement charge. Pretax (loss) income consisted of:

Years Ended December 31	2007	2006	2005

Pretax (Loss) Income
Domestic	$(2,647.2)	$2,124.4	$3,196.1
Foreign	6,017.9	4,097.0	4,167.8

	$3,370.7	$6,221.4	$7,363.9

Taxes on income consisted of:

Years Ended December 31	2007	2006	2005

Current provision
Federal	$988.1	$1,618.4	$1,688.1
Foreign	687.0	458.3	739.6
State	202.2	241.1	295.9

	1,877.3	2,317.8	2,723.6

Deferred provision
Federal	(1,671.5)	(374.1)	97.0
Foreign	157.2	(130.3)	(134.0)
State	(267.7)	(25.8)	46.0

	(1,782.0)	(530.2)	9.0

	$95.3	$1,787.6	$2,732.6

Deferred income taxes at December 31 consisted of:

	2007		2006
	Assets	Liabilities	Assets	Liabilities

Other intangibles	$22.6	$252.3	$27.3	$344.1
Inventory related	369.9	111.6	455.2	177.7
Accelerated depreciation	-	1,096.3	-	1,262.2
Advance payment	338.6	-	338.6	-
Equity investments	247.8	938.0	142.4	863.8
Pensions and other postretirement benefits	323.3	268.0	281.9	188.9
Compensation related	374.8	-	249.1	-
Vioxx Litigation reserve	2,130.0	-	306.8	-
Unrecognized tax benefits	980.8	-	-	-
Net operating losses	339.5	-	448.4	-
Other	1,272.7	382.2	1,404.0	269.2

Subtotal	6,400.0	3,048.4	3,653.7	3,105.9
Valuation allowance	(94.0)	-	(101.8)	-

Total deferred taxes	$6,306.0	$3,048.4	$3,551.9	$3,105.9

Net deferred income taxes	$3,257.6		$446.0

Recognized as:
Prepaid expenses and taxes	$829.5		$1,177.7
Other assets	2,823.7		183.7
Income taxes payable		$—		$62.8
Deferred income taxes and noncurrent liabilities		395.6		852.6

The Company has net operating loss (“NOL”) carryforwards in a number of jurisdictions, the most significant of which is the United Kingdom with NOL carryforwards of $144.7 million which have no expiration date. The valuation allowance in both years primarily relates to certain Canadian NOL carryforwards resulting from a legal entity reorganization.

Income taxes paid in 2007, 2006 and 2005 were $3.5 billion, $2.4 billion and $1.7 billion, respectively. Stock option exercises reduced income taxes paid by $138.4 million in 2007. Stock option exercises did not have a significant impact on taxes paid in 2006 or 2005.

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

As of January 1, 2007, after the implementation of FIN 48, the Company’s liability for unrecognized tax benefits was $5.01 billion, excluding liabilities for interest and penalties. If the Company were to recognize these benefits, the income tax provision would reflect a favorable net impact of $3.95 billion. In addition, at January 1, 2007, liabilities for accrued interest and penalties relating to the unrecognized tax benefits totaled $2.40 billion. As of December 31, 2007, the Company’s Consolidated Balance Sheet reflects a liability for unrecognized tax benefits of $3.69 billion. If the Company were to recognize these benefits, the income tax provision would reflect a favorable net impact of $2.60 billion. Accrued interest and penalties included in the Consolidated Balance Sheet were $1.60 billion as of December 31, 2007. The declines from January 1, 2007 were primarily due to the settlement with the Internal Revenue Service (“IRS”) discussed below.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2007

Balance as of January 1	$5,008.4
Additions related to prior year positions	187.8
Reductions for tax positions of prior years	(87.0)
Additions related to current year positions	284.5
Settlements	(1,703.5)
Lapse of statute of limitations	(0.7)

Balance as of December 31	$3,689.5

The Company recognizes interest and penalties associated with uncertain tax positions as a component of Taxes on Income in the Consolidated Statement of Income which amounted to $270 million in 2007.

As previously disclosed, the IRS has completed its examination of the Company’s tax returns for the years 1993 to 2001. As a result of the examination, the Company made an aggregate payment of $2.79 billion in February 2007. This payment was offset by (i) a tax refund of $165 million received in 2007 for amounts previously paid for these matters and (ii) a federal tax benefit of approximately $360 million related to interest included in the payment, resulting in a net cash cost to the Company of approximately $2.3 billion in 2007. The impact for years subsequent to 2001 for items reviewed as part of the examination was included in the payment although those years remain open in all other respects. The closing of the IRS examination did not have a material impact on the Company’s results of operations in 2007 as these amounts had been previously provided for.

The Company is in the process of reporting the results of the IRS adjustments for the years 1993 through 2001 to various state tax authorities. This resulted in additional tax and interest payments of $57 million and $67 million, respectively, in 2007, and an equivalent reduction in the balances of unrecognized tax benefits and accrued interest.

It is anticipated that the amount of unrecognized tax benefits will change in the next 12 months; however these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.

As previously disclosed, Merck’s Canadian tax returns for the years 1998 through 2004 are being examined by the Canada Revenue Agency (“CRA”). In October 2006, the CRA issued the Company a notice of reassessment containing adjustments related to certain intercompany pricing matters, which result in additional Canadian and provincial tax due of approximately $1.6 billion (U.S. dollars) plus interest of approximately $810 million (U.S. dollars). In addition, in July 2007, the CRA proposed additional adjustments for 1999 relating to another intercompany pricing matter. The adjustments would increase Canadian tax due by approximately $22 million (U.S. dollars) plus $21 million (U.S. dollars) of interest. It is possible that the CRA will propose similar adjustments for later years. The Company disagrees with the positions taken by the CRA and believes they are without merit. The Company intends to contest the assessment through the CRA appeals process and the courts if necessary. In connection with the appeals process, during 2007, the Company pledged collateral to two financial institutions, one of which provided a guarantee to the CRA and the other to the Quebec Ministry of Revenue representing a portion of the tax and interest assessed. The collateral is included in Other Assets in the Consolidated Balance Sheet and totaled approximately $1.4 billion at December 31, 2007. The Company has previously established reserves for these matters. While the resolution of these matters may result in liabilities higher or lower than the reserves, management believes that resolution of these matters will not have a material effect on the Company’s financial position or liquidity. However, an unfavorable resolution could have a material effect on the Company’s results of operations or cash flows in the quarter in which an adjustment is recorded or tax is due.

In July 2007, the CRA notified the Company that it is in the process of proposing a penalty of $160 million (U.S. dollars) in connection with the 2006 notice. The penalty is for failing to provide information on a timely basis. The Company vigorously disagrees with the penalty and feels it is inapplicable and that appropriate information was provided on a timely basis. The Company is pursuing all appropriate remedies to avoid having the penalty assessed and was notified in early August 2007 that the CRA is holding the imposition of a penalty in abeyance pending a review of the Company’s submissions as to the inapplicability of a penalty.

The IRS recently began its examination of the Company’s 2002 to 2005 federal income tax returns. In connection with the examination, the Company is considering the possibility of a Pre Filing Agreement with the IRS to assure certainty with respect to the timing and deductibility of certain legal settlements accrued in 2007. In addition, various state and foreign tax examinations are in progress. Tax years that remain subject to examination by major tax jurisdictions include Germany from 1999, Italy and Japan from 2000 and the United Kingdom from 2002.

At December 31, 2007, foreign earnings of $17.2 billion have been retained indefinitely by subsidiary companies for reinvestment. No provision will be made for income taxes that would be payable upon the distributions of such earnings and it is not practicable to determine the amount of the related unrecognized deferred income tax liability. In addition, the Company has subsidiaries operating in Puerto Rico and Singapore under tax incentive grants that expire in 2015 and 2026, respectively. The American Jobs Creation Act of 2004 (“AJCA”) created temporary incentives for U.S. multinationals to repatriate accumulated income earned outside the United States as of December 31, 2002. In accordance with the AJCA, the Company repatriated $15.9 billion during 2005. The Company recorded an income tax charge of $766.5 million in Taxes on Income in 2005 related to this repatriation, $185 million of which was paid in 2005 and the remainder was paid in the first quarter of 2006. The Company has not changed its intention to indefinitely reinvest accumulated earnings earned subsequent to December 31, 2002.

16.	Earnings per Share

The weighted average common shares used in the computations of basic earnings per common share and earnings per common share assuming dilution (shares in millions) are as follows:

Years Ended December 31	2007	2006	2005

Average common shares outstanding	2,170.5	2,177.6	2,197.0
Common shares issuable (1)	22.4	10.1	3.4

Average common shares outstanding assuming dilution	2,192.9	2,187.7	2,200.4

(1)	Issuable primarily under share-based compensation plans.

In 2007, 2006 and 2005, 123.7 million, 222.5 million and 242.4 million, respectively, of common shares issuable under the Company’s share-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.

17.	Comprehensive Income

The components of Other comprehensive income are as follows:

	Pretax(1)	Tax	After Tax

Year Ended December 31, 2007

Net unrealized loss on derivatives	$(50.5)	$20.7	$(29.8)
Net loss realization	43.0	(17.6)	25.4

Derivatives	(7.5)	3.1	(4.4)

Net unrealized gain on investments	106.2	(24.5)	81.7
Net gain realization	(36.1)	12.4	(23.7)

Investments	70.1	(12.1)	58.0

Benefit plan net gain (loss) and prior service cost (credit) arising during the period	252.8 (2)	(95.9)	156.9
Net loss and prior service cost (credit) amortization included in net periodic benefit cost	134.6 (3)	(51.2)	83.4

Benefit plans	387.4	(147.1)	240.3

Cumulative translation adjustment related to equity investees	34.4	9.9	44.3

	$484.4	$(146.2)	$338.2

Year Ended December 31, 2006

Net unrealized loss on derivatives	$(111.2)	$45.2	$(66.0)
Net loss realization	25.5	(10.4)	15.1

Derivatives	(85.7)	34.8	(50.9)

Net unrealized gain on investments	33.9	(7.8)	26.1
Net loss realization	0.2	(0.2)	-

Investments	34.1	(8.0)	26.1

Minimum pension liability	34.8	(12.3)	22.5

Cumulative translation adjustment related to equity investees	29.0	(10.1)	18.9

	$12.2	$4.4	$16.6

Year Ended December 31, 2005

Net unrealized gain on derivatives	$93.6	$(38.3)	$55.3
Net loss realization	44.0	(18.0)	26.0

Derivatives	137.6	(56.3)	81.3

Net unrealized loss on investments	(23.5)	1.6	(21.9)
Net loss realization	71.1	1.1	72.2

Investments	47.6	2.7	50.3

Minimum pension liability	(11.9)	4.9	(7.0)

Cumulative translation adjustment related to equity investees	(40.6)	14.2	(26.4)

	$132.7	$(34.5)	$98.2

(1)	Net of applicable minority interest.

(2)	Pretax net gain (loss) and prior service cost (credit) arising during the period were $269.1 million and $21.4 million, respectively, for pension plans and were $(16.5) million and $(21.2) million, respectively, for other postretirement benefit plans.

(3)	Pretax amortization of net loss and prior service cost (credit) was $139.3 million and $12.1 million, respectively, relating to pension plans and $26.6 million and $(43.4) million, respectively, relating to other postretirement benefit plans.

The components of Accumulated other comprehensive loss are as follows:

December 31	2007	2006

Net unrealized loss on derivatives	$(39.7)	$(35.3)
Net unrealized gain on investments	143.6	85.6
Pension plan net loss	(853.6)	(1,103.7)
Other postretirement benefit plan net loss	(305.4)	(315.1)
Pension plan prior service cost	(38.0)	(57.8)
Other postretirement benefit plan prior service cost	204.1	243.4
Cumulative translation adjustment related to equity investees	62.9	18.6

	$(826.1)	$(1,164.3)

At December 31, 2007, $28.2 million of the net unrealized loss on derivatives is associated with options maturing in the next 12 months, which hedge anticipated foreign currency denominated sales over that same period.

18.	Segment Reporting

The Company’s operations are principally managed on a products basis and are comprised of two reportable segments: the Pharmaceutical segment and the Vaccines segment.

The Pharmaceutical segment includes human health pharmaceutical products marketed either directly or through joint ventures. These products consist of therapeutic and preventive agents, sold by prescription, for the treatment of human disorders. Merck sells these human health pharmaceutical products primarily to drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. The Vaccines segment includes human health vaccine products marketed either directly or through a joint venture. These products consist of preventive pediatric, adolescent and adult vaccines, primarily administered at physician offices. Merck sells these human health vaccines primarily to physicians, wholesalers, physician distributors and government entities. The Vaccines segment includes the vast majority of the Company’s vaccine sales, but excludes certain sales of vaccines by non-U.S. subsidiaries managed by and included in the Pharmaceutical segment. A large component of pediatric and adolescent vaccines is sold to the U.S. Centers for Disease Control and Prevention Vaccines for Children program, which is funded by the U.S. government.

All Other includes other non-reportable human and animal health segments. The accounting policies for the segments described above are the same as those described in Note 2. Revenues and profits for these segments are as follows:

	Pharmaceutical	Vaccines(1)	All Other	Total

Year Ended December 31, 2007

Segment revenues	$20,101.5	$3,837.6	$162.0	$24,101.1
Segment profits	14,076.7	2,605.0	452.7	17,134.4
Included in segment profits:
Equity income from affiliates	2,260.0	65.8	390.1	2,715.9
Depreciation and amortization	(131.0)	(6.1)	-	(137.1)

Year Ended December 31, 2006

Segment revenues	$20,374.8	$1,705.5	$162.1	$22,242.4
Segment profits	13,649.4	892.8	380.7	14,922.9
Included in segment profits:
Equity income from affiliates	1,673.1	72.4	315.2	2,060.7
Depreciation and amortization	(153.0)	(5.0)	-	(158.0)

Year Ended December 31, 2005

Segment revenues	$20,678.8	$984.2	$161.8	$21,824.8
Segment profits	13,157.9	767.0	355.5	14,280.4
Included in segment profits:
Equity income from affiliates	1,006.5	108.9	290.1	1,405.5
Depreciation and amortization	(148.8)	(4.2)	-	(153.0)

(1)	In accordance with segment reporting requirements, Vaccines segment revenues exclude $440.6 million, $153.9 million and $119.1 million in 2007, 2006 and 2005, respectively, of vaccine sales by certain non-U.S. subsidiaries managed by and included in the Pharmaceutical segment.

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

A reconciliation of total segment revenues to consolidated Sales is as follows:

Years Ended December 31	2007	2006	2005

Segment revenues	$24,101.1	$22,242.4	$21,824.8
Other revenues	96.6	393.6	187.1

	$24,197.7	$22,636.0	$22,011.9

Other revenues are primarily comprised of miscellaneous corporate revenues, sales related to divested products or businesses and other supply sales not included in segment results.

Sales(1) of the Company’s products were as follows:

(Years Ended December 31)	2007	2006	2005

Singulair	$4,266.3	$3,579.0	$2,975.6
Cozaar/Hyzaar	3,350.1	3,163.1	3,037.2
Fosamax	3,049.0	3,134.4	3,191.2
Zocor	876.5	2,802.7	4,381.7
Cosopt/Trusopt	786.8	697.1	617.2
Primaxin	763.5	704.8	739.6
Januvia	667.5	42.9	-
Cancidas	536.9	529.8	570.0
Vasotec/Vaseretic	494.6	547.2	623.1
Maxalt	467.3	406.4	348.4
Proscar	411.0	618.5	741.4
Propecia	405.4	351.8	291.9
Arcoxia	329.1	265.4	218.2
Crixivan/Stocrin	310.2	327.3	348.4
Emend	204.2	130.8	87.0
Invanz	190.2	139.2	93.7
Janumet	86.4	-	-
Other pharmaceutical (2)	2,465.9	2,780.5	2,295.1

	19,660.9	20,220.9	20,559.7

Vaccines: (3)
Gardasil	1,480.6	234.8	-
RotaTeq	524.7	163.4	-
Zostavax	236.0	38.6	-
ProQuad/M-M-R II/Varivax	1,347.1	820.1	597.4
Hepatitis vaccines	279.9	248.5	194.5
Other vaccines	409.9	354.0	311.4

	4,278.2	1,859.4	1,103.3

Other (4)	258.6	555.7	348.9

	$24,197.7	$22,636.0	$22,011.9

(1)	Presented net of discounts and returns.

(2)	Other pharmaceutical primarily includes sales of other human pharmaceutical products and revenue from the Company’s relationship with AstraZeneca LP primarily relating to sales of Nexium, as well as Prilosec. Revenue from AstraZeneca LP was $1.7 billion, $1.8 billion and $1.7 billion in 2007, 2006 and 2005, respectively. In 2006, other pharmaceutical also reflects certain supply sales, including supply sales associated with the Company’s arrangement with Dr. Reddy’s Laboratories for the sale of generic simvastatin.

(3)	These amounts do not reflect sales of vaccines sold in most major European markets through the Company’s joint venture, Sanofi Pasteur MSD, the results of which are reflected in Equity income from affiliates.

(4)	Other primarily includes other human and animal health joint venture supply sales and other miscellaneous revenues.

Consolidated revenues by geographic area where derived are as follows:

Years Ended December 31	2007	2006	2005

United States	$14,690.9	$13,776.8	$12,766.6
Europe, Middle East and Africa	5,159.0	4,977.1	5,203.5
Japan	1,533.2	1,479.0	1,637.9
Other	2,814.6	2,403.1	2,403.9

	$24,197.7	$22,636.0	$22,011.9

A reconciliation of total segment profits to consolidated Income before taxes is as follows:

Years Ended December 31	2007	2006	2005

Segment profits	$17,134.4	$14,922.9	$14,280.4
Other profits	21.8	256.7	175.3
Adjustments	367.7	516.3	615.3
Unallocated:
Interest income	741.1	764.3	480.9
Interest expense	(384.3)	(375.1)	(385.5)
Equity income from affiliates	260.6	233.7	311.6
Depreciation and amortization	(1,851.0)	(2,110.4)	(1,555.1)
Research and development	(4,882.8)	(4,782.9)	(3,848.0)
U.S. Vioxx Settlement Agreement charge	(4,850.0)	-	-
Other expenses, net	(3,186.8)	(3,204.1)	(2,711.0)

	$3,370.7	$6,221.4	$7,363.9

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

Long-lived assets (1) by geographic area where located is as follows:

Years Ended December 31	2007	2006	2005

United States	$10,943.0	$11,542.7	$11,525.6
Europe, Middle East and Africa	1,650.3	1,730.7	1,991.2
Japan	885.3	942.4	1,074.7
Other	1,035.4	1,353.8	1,411.1

	$14,514.0	$15,569.6	$16,002.6

(1)	Long-lived assets are comprised of property, plant and equipment, net; goodwill and intangible assets, net.

The Company does not disaggregate assets on a products and services basis for internal management reporting and, therefore, such information is not presented.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Merck & Co., Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of retained earnings, of comprehensive income and of cash flows present fairly, in all material respects, the financial position of Merck & Co., Inc. and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 12 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

As discussed in Note 13 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other post-retirement plans in 2006.

As discussed in Note 15 to the consolidated financial statements, the Company changed the manner in which it accounts for unrecognized tax benefits in 2007.

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

PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 27, 2008

(b)	Supplementary Data

Selected quarterly financial data for 2007 and 2006 are contained in the Condensed Interim Financial Data table below.

Condensed Interim Financial Data (Unaudited)

($ in millions except per share amounts)	4th Q(1),(2),(3)	3rd Q(2),(3),(4)	2nd Q(2),(3)	1st Q(5)

2007(6)

Sales	$6,242.8	$6,074.1	$6,111.4	$5,769.4
Materials and production costs	1,544.8	1,517.7	1,552.3	1,525.8
Marketing and administrative expenses	1,719.5	1,951.4	2,083.7	1,802.0
Research and development expenses	1,381.7	1,440.5	1,030.5	1,030.0
Restructuring costs	156.2	49.3	55.8	65.8
Equity income from affiliates	(796.3)	(768.5)	(759.1)	(652.6)
U.S. Vioxx product liability settlement charge	4,850.0	-	-	-
Other (income) expense, net	567.4	(180.9)	(84.0)	(256.0)
(Loss) income before taxes	(3,180.5)	2,064.6	2,232.2	2,254.4
Net (loss) income	(1,630.9)	1,525.5	1,676.4	1,704.3
Basic (loss) earnings per common share	$(0.75)	$0.70	$0.77	$0.79
(Loss) earnings per common share assuming dilution	$(0.75)	$0.70	$0.77	$0.78

2006(6)

Sales	$6,044.2	$5,410.4	$5,771.7	$5,409.8
Materials and production costs	1,669.1	1,544.1	1,445.2	1,342.7
Marketing and administrative expenses	2,345.8	2,370.6	1,734.0	1,715.0
Research and development expenses	1,722.9	945.4	1,172.5	942.0
Restructuring costs	55.8	49.6	(6.9)	43.7
Equity income from affiliates	(584.2)	(595.4)	(611.3)	(503.4)
Other (income) expense, net	(77.1)	(134.7)	(70.1)	(100.6)
Income before taxes	911.9	1,230.8	2,108.3	1,970.4
Net income	473.9	940.6	1,499.3	1,520.0
Basic earnings per common share	$0.22	$0.43	$0.69	$0.70
Earnings per common share assuming dilution	$0.22	$0.43	$0.69	$0.69

(1)	Amounts for 2007 include the impact of the U.S. Vioxx Settlement Agreement charge, a civil governmental investigations charge and an insurance arbitration gain (see Note 10). The fourth quarter tax provision, in addition to these items, also reflects the favorable impacts of adjustments relating to certain federal and state tax items.

(2)	Amounts for third and second quarter 2007 and fourth and third quarter 2006 include the impact of additional Vioxx legal defense reserves (see Note 10). Amounts for fourth quarter 2006 include the impact of Fosamax legal defense reserves (see Note 10).

(3)	Amounts for third quarter 2007 and fourth and second quarter 2006 include acquired research expenses associated with acquisitions (see Note 4).

(4)	Amounts for 2007 include a net gain on the settlements of certain patent disputes.

(5)	Amounts for 2007 include gains on sales of assets and product divestitures.

(6)	Amounts for 2007 and 2006 include the impact of restructuring actions (see Note 3).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Act. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2007 based on criteria in Internal Control — Integrated Framework issued by COSO. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has performed its own assessment of the effectiveness of the Company’s internal control over financial reporting and its attestation report is included in this Form 10-K filing.

There have been no changes in internal control over financial reporting for the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As previously disclosed, the Company is undergoing a multi-year initiative to standardize a number of its information systems. On October 1, 2007, the Company implemented an SAP environment for selected business processes at a limited number of its non-U.S. locations. This initiative, as well as the Company’s plan to move certain transaction processing activities into shared service environments, will support efforts to create a leaner organization.

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

The financial statements and other financial information included in the Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows. Our formal certification to the Securities and Exchange Commission is included in this Form 10-K filing. In addition, in

May 2007, the Company submitted to the New York Stock Exchange (“NYSE”) a certificate of the CEO certifying that he was not aware of any violation by the Company of NYSE Corporate Governance Listing Standards.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2007 based on criteria in Internal Control — Integrated Framework issued by COSO. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has performed its own assessment of the effectiveness of the Company’s internal control over financial reporting and its attestation report is included in this Form 10-K filing.

Richard T. Clark Chairman, President and Chief Executive Officer	Peter N. Kellogg Executive Vice President and Chief Financial Officer

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The required information on directors and nominees is incorporated by reference from the discussion under Item 1. Election of Directors of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 2008. Information on executive officers is set forth in Part I of this document on pages 41 through 44.

The required information on compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 2008.

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

The required information on the identification of the audit committee and the audit committee financial expert is incorporated by reference from the discussion under the heading “Board Committees” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 2008.

Item 11.	Executive Compensation.

The information required on executive compensation is incorporated by reference from the discussion under the headings “Compensation Discussion and Analysis”, “Summary Compensation Table”, “All Other Compensation” table, “Grants of Plan-Based Awards Table”, “Outstanding Equity Awards at Fiscal Year-End Table”, “Option Exercises and Stock Vested Table”, Retirement Plan Benefits and related “Pension Benefits” table,

Nonqualified Deferred Compensation and related tables, Potential Payments on Termination or Change in Control, including the discussion under the subheadings “Separation”, “Separation Plan Payment and Benefit Estimates” table, “Individual Agreements”, “Change in Control” and “Change in Control Payment and Benefit Estimates” table, as well as all footnote information to the various tables, of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 2008.

The required information on director compensation is incorporated by reference from the discussion under the heading “Director Compensation” and related “Director Compensation” table and “Schedule of Director Fees” table of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 2008.

The required information under the headings “Compensation Committee Interlocks and Insider Participation” and “Compensation and Benefits Committee Report” is incorporated by reference from the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to securities authorized for issuance under equity compensation plans is incorporated by reference from the discussion under the heading “Equity Compensation Plan Information” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 2008. Information with respect to security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The required information on transactions with related persons is incorporated by reference from the discussion under the heading “Related Person Transactions” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 2008.

The required information on director independence is incorporated by reference from the discussion under the heading “Independence of Directors” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 2008.

Item 14.	Principal Accountant Fees and Services.

The information required for this item is incorporated by reference from the discussion under “Audit Committee” beginning with the caption “Pre-Approval Policy for Services of Independent Registered Public Accounting Firm” through “All Other Fees” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Form 10-K

1.	Financial Statements

   Consolidated statement of income for the years ended December 31, 2007, 2006 and 2005

   Consolidated statement of retained earnings for the years ended December 31, 2007, 2006 and 2005

   Consolidated statement of comprehensive income for the years ended December 31, 2007, 2006 and 2005

   Consolidated balance sheet as of December 31, 2007 and 2006

   Consolidated statement of cash flows for the years ended December 31, 2007, 2006 and 2005

   Notes to consolidated financial statements

   Report of PricewaterhouseCoopers LLP, independent registered public accounting firm

2.	Financial Statement Schedules

    Merck/Schering-Plough Cholesterol Partnership Combined Financial Statements

Merck/Schering-Plough Cholesterol Partnership
Combined Statements of Net Sales and Contractual Expenses
Years Ended December 31,
($ in millions)

	2007	2006	2005

Net sales	$5,186	$3,884	$2,425

Cost of sales	216	179	93
Selling, general and administrative	1,151	1,056	945
Research and development	156	161	134

	1,523	1,396	1,172

Income from operations	$3,663	$2,488	$1,253

Merck/Schering-Plough Cholesterol Partnership
Combined Balance Sheets
December 31,
($ in millions)

	2007	2006

Assets
Cash and cash equivalents	$491	$36
Accounts receivable, net	402	293
Inventories	105	87
Prepaid expenses and other assets	16	14

Total assets	$1,014	$430

Liabilities and Partners’ Capital (Deficit)
Rebates payable	$377	$271
Payable to Merck, net	119	64
Payable to Schering-Plough, net	115	169
Accrued expenses and other liabilities	45	7

Total liabilities	656	511
Commitments and contingent liabilities (notes 3 and 5)
Partners’ capital (deficit)	358	(81)

Total liabilities and Partners’ capital (deficit)	$1,014	$430

The accompanying notes are an integral part of these combined financial statements.

Merck/Schering-Plough Cholesterol Partnership
Combined Statements of Cash Flows
Years Ended December 31,
($ in millions)

	2007	2006	2005

Operating Activities:
Income from operations	$3,663	$2,488	$1,253
Adjustments to reconcile income from operations to net cash provided by operating activities:
Accounts receivable, net	(109)	(63)	(46)
Inventories	(18)	(21)	(2)
Prepaid expenses and other assets	(2)	(1)	(12)
Rebates payable	106	151	85
Payable to Merck and Schering-Plough, net	1	(130)	36
Accrued expenses and other liabilities	38	5	2
Non-cash charges	60	52	–

Net cash provided by operating activities	3,739	2,481	1,316

Financing Activities:
Contributions from Partners	722	721	710
Distributions to Partners	(4,006)	(3,206)	(2,033)

Net cash used for financing activities	(3,284)	(2,485)	(1,323)

Net increase/(decrease) in cash and cash equivalents	455	(4)	(7)
Cash and cash equivalents, beginning of period	36	40	47

Cash and cash equivalents, end of period	$491	$36	$40

The accompanying notes are an integral part of these combined financial statements.

Merck/Schering-Plough Cholesterol Partnership
Combined Statements of Partners’ Capital (Deficit)
($ in millions)

	Schering-
	Plough	Merck	Total

Balance, January 1, 2005	$56	$(122)	$(66)
Contributions from Partners	330	380	710
Income from operations	689	564	1,253
Distributions to Partners	(1,042)	(991)	(2,033)

Balance, December 31, 2005	33	(169)	(136)
Contributions from Partners	344	429	773
Income from operations	1,273	1,215	2,488
Distributions to Partners	(1,648)	(1,558)	(3,206)

Balance, December 31, 2006	2	(83)	(81)
Contributions from Partners	276	506	782
Income from operations	1,831	1,832	3,663
Distributions to Partners	(1,944)	(2,062)	(4,006)

Balance, December 31, 2007	$165	$193	$358

The accompanying notes are an integral part of these combined financial statements.

Merck/Schering-Plough Cholesterol Partnership
Notes to Combined Financial Statements

1.	Description of Business and Basis of Presentation

Description of Business
In May 2000, Merck & Co., Inc. (“Merck”) and Schering-Plough Corporation (“Schering-Plough”) (collectively “Management” or the “Partners”) entered into agreements (the “Agreements”) to jointly develop and market in the United States, Schering-Plough’s then investigational cholesterol absorption inhibitor (“CAI”) ezetimibe (marketed today in the United States as ZETIA and as EZETROL in most other countries) (the “Cholesterol Collaboration”) and a fixed-combination tablet containing the active ingredients montelukast sodium and loratadine (the “Respiratory Collaboration”). Montelukast sodium, a leukotriene receptor antagonist, is sold by Merck as SINGULAIR and loratadine, an antihistamine, is sold by Schering-Plough as CLARITIN, both of which are indicated for the relief of symptoms of allergic rhinitis.

The Cholesterol Collaboration is formally referred to as the Merck/Schering-Plough Cholesterol Partnership (the “Partnership”). In December 2001, the Cholesterol Collaboration Agreements were expanded to include all countries of the world, except Japan. The Cholesterol Collaboration Agreements provide for ezetimibe to be developed and marketed in the following forms:

•	Ezetimibe, a once daily CAI, non-statin cholesterol reducing medicine used alone or co-administered with any statin drug, and

•	Ezetimibe and simvastatin (Merck’s existing ZOCOR statin cholesterol modifying medicine) combined into one tablet (marketed today in the United States as VYTORIN and as INEGY in most other countries).

VYTORIN and ZETIA were approved by the U.S. Food and Drug Administration in July 2004 and October 2002, respectively. Together, these products, whether marketed as VYTORIN, ZETIA or under other trademarks locally, are referred to as the “Cholesterol Products.”

Under the Cholesterol Collaboration Agreements, the Partners established jointly-owned, limited purpose legal entities based in Canada, Puerto Rico, and the United States through which to carry out the contractual activities of the Partnership in these countries. An additional jointly-owned, limited purpose legal entity based in Singapore was established to own the rights to the intellectual property and to fund and oversee research and development and manufacturing activities of the Cholesterol and Respiratory Collaborations. In all other markets except Latin America, subsidiaries of Merck or Schering-Plough perform marketing activities for Cholesterol Products under contract with the Partnership. These legal entity and subsidiary operations are collectively referred to as the “Combined Companies.” In Latin America, the Partnership sells directly to Schering-Plough and Merck’s Latin American subsidiaries and Schering-Plough and Merck compete against one another in the cholesterol market. Consequently, selling, promotion and distribution activities for the Cholesterol Products within Latin America are not included in the Combined Companies.

The Partnership is substantially reliant on the infrastructures of Merck and Schering-Plough. There are a limited number of employees of the legal entities of the Partnership and most activities are performed by employees of either Merck or Schering-Plough under service agreements with the Partnership. Profits, which are shared by the Partners under differing arrangements in countries around the world, are generally defined as net sales minus (1) agreed upon manufacturing costs and expenses incurred by the Partners and invoiced to the Partnership, (2) direct promotion expenses incurred by the Partners and invoiced to the Partnership, (3) expenses for a limited specialty sales force in the United States incurred by the Partners and invoiced to the Partnership, and certain amounts for sales force physician detailing of the Cholesterol Products in the United States, Puerto Rico, Canada and Italy, (4) administration expenses based on a percentage of Cholesterol Product net sales, which are invoiced by one of the Partners, and (5) other costs and expenses incurred by the Partners that were not contemplated when the Cholesterol Collaboration Agreements were entered into but that were subsequently agreed to by both Partners. Agreed upon research and development expenses incurred by the Partners and invoiced to the Partnership are shared equally by the Partners, after adjusting for special allocations in the nature of milestones due to one of the Partners.

The Partnership’s future results of operations, financial position, and cash flows may differ materially from the historical results presented herein because of the risks and uncertainties related to the Partnership’s business. The Partnership’s future operating results and cash flows are dependent on the Cholesterol Products. Any events that adversely affect the market for those products could have a significant impact on the Partnership’s results of operations and cash flows. These events could include loss of patent protection, increased costs associated with manufacturing, increased competition from the introduction of new, more effective treatments, exclusion from government reimbursement programs, discontinuation or removal from the market of a product for safety or other reason, and the results of future clinical or outcomes studies. (Note 5)

Basis of Presentation
The accompanying combined balance sheets and combined statements of net sales and contractual expenses, cash flows and partners’ capital (deficit) include the Cholesterol and Respiratory Collaboration activities of the Combined Companies. The Respiratory Collaboration activities primarily pertain to clinical development work and pre-launch marketing activities. Spending on respiratory-related activities is not material to the income from operations in any of the years presented. In August 2007, the Partners announced that the New Drug Application filing for montelukast sodium/loratadine had been accepted by the U.S. Food and Drug Administration for standard review. The Partners are seeking U.S. marketing approval of the medicine for treatment of allergic rhinitis symptoms in patients who want relief from nasal congestion.

Net sales include the net sales of the Cholesterol Products sold by the Combined Companies. Expenses include amounts that Merck and Schering-Plough have contractually agreed to directly invoice to the Partnership, or are shared through the contractual profit sharing arrangements between the Partners, as described above.

The accompanying combined financial statements were prepared for the purpose of complying with certain rules and regulations of the Securities and Exchange Commission and reflect the activities of the Partnership based on the contractual agreements between the Partners. Such combined financial statements include only the expenses agreed by the Partners to be shared or included in the calculation of profits under the contractual agreements of the Partnership, and are not intended to be a complete presentation of all of the costs and expenses that would be incurred by a stand-alone pharmaceutical company for the discovery, development, manufacture, distribution and marketing of pharmaceutical products.

Under the Cholesterol Collaboration Agreements, certain activities are charged to the Partnership by the Partners based on contractually agreed upon allocations of Partner-incurred expenses as described below. In the opinion of Management, any allocations of expenses described below are made on a basis that reasonably reflects the actual level of support provided. All other expenses are expenses of the Partners and accordingly, are reflected in each Partner’s respective expense line items in their separate consolidated financial statements.

As described above, the profit sharing arrangements under the Cholesterol Collaboration Agreements provide that only certain Partner-incurred costs and expenses be invoiced to the Partnership by the Partners and therefore become part of the profit sharing calculation. The following paragraphs list the typical categories of costs and expenses that are generally incurred in the discovery, development, manufacture, distribution and marketing of the Cholesterol Products and provide a description of how such costs and expenses are treated in the accompanying combined statements of net sales and contractual expenses, and in determining profits under the contractual agreements.

•	Manufacturing costs and expenses — All contractually agreed upon manufacturing plant costs and expenses incurred by the Partners related to the manufacture of the Partnership products are included as “Cost of sales” in the accompanying combined statements of net sales and contractual expenses, including direct production costs, certain production variances, expenses for plant services and administration, warehousing, distribution, materials management, technical services, quality control, and asset utilization. All other manufacturing costs and expenses incurred by the Partners not agreed to be included in the determination of profits under the contractual agreements are not invoiced to the Partnership and, therefore, are excluded from the accompanying combined financial statements. These costs and expenses include but are not limited to yield gains and losses in excess of jointly agreed upon yield rates and excess/idle capacity of manufacturing plant assets.

•	Direct promotion expenses — Direct promotion represents direct and identifiable out-of-pocket expenses incurred by the Partners on behalf of the Partnership, including but not limited to contractually agreed upon expenses related to market research, detailing aids, agency fees, direct-to-consumer advertising, meetings and symposia, trade programs, launch meetings, special sales force incentive programs and product samples. All such contractually agreed upon expenses are included in “Selling, general and administrative” in the accompanying combined statements of net sales and contractual expenses. All other promotion expenses incurred by the Partners not agreed to be included in the determination of profits under the contractual agreements are excluded from the accompanying combined financial statements.

•	Selling expenses — In the United States, Canada, Puerto Rico and other markets outside the United States (primarily Italy), the general sales forces of the Partners provide a majority of the physician detail activity at an agreed upon cost which is included in “Selling, general and administrative” in the accompanying combined statements of net sales and contractual expenses. In addition, the agreed upon costs of a limited specialty sales force for the United States market that calls on opinion leaders in the field of cholesterol medicine are also included in “Selling, general and administrative.” All other selling expenses incurred by the Partners not agreed to be included in the determination of profits under the contractual agreements are excluded from the accompanying combined financial statements. These expenses include the total costs of the general sales forces of the Partners detailing the Cholesterol Products in most countries other than the United States, Canada, Puerto Rico and Italy.

•	Administrative expenses — Administrative support is primarily provided by one of the Partners. The contractually agreed upon expenses for support are determined based on a percentage of Cholesterol Product net sales. Such amounts are included in “Selling, general and administrative” in the accompanying combined statements of net sales and contractual expenses. Selected contractually agreed upon direct costs of employees of the Partners for support services and out-of-pocket expenses incurred by the Partners on behalf of the Partnership are also included in “Selling, general and administrative.” All other expenses incurred by the Partners not agreed to be included in the determination of profits under the contractual agreements are excluded from the accompanying combined financial statements. These expenses include, but are not limited to, certain U.S. managed care services, Partners’ subsidiary management in most international markets, and other indirect expenses such as corporate overhead and interest.

•	Research and development (“R&D”) expenses — R&D activities are performed by the Partners and agreed upon costs and expenses are invoiced to the Partnership. These agreed upon expenses generally represent an allocation of each Partner’s estimate of full time equivalents devoted to the research and development of the cholesterol and respiratory products and include grants and other third-party expenses. These contractually agreed upon allocated costs are included in “Research and development” in the accompanying combined statements of net sales and contractual expenses. All other R&D costs that are incurred by the Partners but not jointly agreed upon, are excluded from the accompanying combined financial statements.

2.	Summary of Significant Accounting Policies

Principles of Combination
The accompanying combined balance sheets and combined statements of net sales and contractual expenses, cash flows and partners’ capital (deficit) include the Cholesterol and Respiratory Collaboration activities of the Combined Companies. Interpartnership balances and profits are eliminated.

Use of Estimates
The combined financial statements are prepared based on contractual agreements between the Partners, as described above, and include certain amounts that are based on Management’s best estimates and judgments. Estimates are used in determining such items as provisions for sales discounts and returns and government and managed care rebates. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

Foreign Currency Translation
The net assets of the Partnership’s foreign operations are translated into U.S. dollars at current exchange rates. The U.S. dollar effects arising from translating the net assets of these operations are included in Partners’ capital (deficit), and are not significant.

Cash and Cash Equivalents
Cash and cash equivalents primarily consist of highly liquid money market instruments with original maturities of less than three months. In 2007, the Partnership changed certain cash management practices, increasing the amount of cash held by the Partnership. The Partnership’s cash, which is primarily invested in highly liquid money market instruments, is used to fund trade obligations coming due in the month and for distributions to the Partners. Interest income earned on cash and cash equivalents is reported in “Selling, general and administrative” in the accompanying combined statements of net sales and contractual expenses and amounted to $8 million, $5 million and $2 million in 2007, 2006 and 2005, respectively.

Inventories
Substantially all inventories are valued at the lower of first in, first out cost or market.

Intangible Assets
Intangible assets consist of licenses, trademarks and trade names owned by the Partnership. These intangible assets were recorded at the Partners’ historical cost at the date of contribution, at a nominal value.

Revenue Recognition, Rebates, Returns and Allowances
Revenue from sales of Cholesterol Products are recognized when title and risk of loss pass to the customer. Recognition of revenue also requires reasonable assurance of collection of sales proceeds and completion of all performance obligations. Net sales of VYTORIN/INEGY are $2,779 million, $1,955 million and $1,028 million in 2007, 2006 and 2005, respectively. Net sales of ZETIA/EZETROL are $2,407 million, $1,929 million and $1,397 million in 2007, 2006 and 2005, respectively.

In the United States, sales discounts are issued to customers as direct discounts at the point-of-sale or indirectly through an intermediary wholesale purchaser, known as chargebacks, or indirectly in the form of rebates. Additionally, sales are generally made with a limited right of return under certain conditions. Revenues are recorded net of provisions for sales discounts and returns for which reliable estimates can be made at the time of sale. Reserves for chargebacks, discounts and returns and allowances are reflected as a direct reduction to accounts receivable and amounted to $44 million and $37 million at December 31, 2007 and 2006, respectively. Accruals for rebates are reflected as “Rebates payable,” shown separately in the combined balance sheets.

Income Taxes
Generally, taxable income or losses of the Partnership are allocated to the Partners and included in each Partner’s income tax return. In some state jurisdictions, the Partnership is subject to an income tax, which is included in the combined financial statements and shared between the Partners. Except for these state income taxes, which are not significant to the combined financial statements, no provision has been made for federal, foreign or state income taxes. In January 2007, the Partnership adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Adoption of FIN 48 had no impact on the Partnership’s financial statements.

Concentrations of Credit Risk
The Partnership’s concentrations of credit risk consist primarily of accounts receivable. At December 31, 2007, three customers each represented 28%, 27% and 15% of “Accounts receivable, net.” These same three customers accounted for more than 70% of net sales in 2007. Bad debts for the years ended December 31, 2007, 2006 and 2005 have been minimal. The Partnership does not normally require collateral or other security to support credit sales. In 2007, 2006 and 2005, the Partnership derived approximately 75%, 80% and 81%, respectively, of its combined net sales from the United States.

3.	Inventories

Inventories at December 31 consisted of:

(Dollars in Millions)	2007	2006

Finished goods	$37	$25
Raw materials and work in process	68	62

	$105	$87

The Partnership has entered into long-term agreements with the Partners for the supply of active pharmaceutical ingredients (API) and for the formulation and packaging of the Cholesterol Products at an agreed upon cost. In connection with these supply agreements, the Partnership has entered into capacity agreements under which the Partnership has committed to take a specified annual minimum supply of API and formulated tablets or pay a penalty. These capacity agreements are in effect for a period of seven years following the first full year of production by one of the Partners and expire beginning in 2011. The Partnership has met its commitments under the capacity agreements through December 31, 2007.

4.	Related Party Transactions

The Partnership receives substantially all of its goods and services, including pharmaceutical product, manufacturing services, sales force services, administrative services and R&D services, from its Partners. Summarized information about related party balances is as follows:

	December 31, 2007			December 31, 2006
		Schering-			Schering-
(Dollars in Millions)	Merck	Plough	Total	Merck	Plough	Total

Receivables	$128	$6	$134	$399	$11	$410
Payables	247	121	368	463	180	643

Payables, net	$119	$115	$234	$64	$169	$233

Selling, general and administrative expense includes contractually defined costs for physician detailing provided by Schering-Plough and Merck of $242 million and $197 million, respectively, in 2007; $204 million and $203 million, respectively, in 2006; and $196 million and $181 million, respectively, in 2005. These expenses are not necessarily reflective of the actual cost of the Partners’ sales efforts in the countries in which the amounts are contractually defined. Included in the 2007 and 2006 amounts are $60 million and $52 million, respectively, relating to contractually defined costs of physician detailing in Italy. These amounts were not paid by the Partnership to the Partners, but are a component of the profit sharing calculation.

Cost of sales and selling, general and administrative expense also includes contractually defined costs for distribution and administrative services provided by Merck and Schering-Plough of $34 million, $27 million, and $21 million in 2007, 2006 and 2005, respectively. These amounts are not necessarily reflective of the actual costs for such distribution and administrative services.

The Partnership sells Cholesterol Products directly to the Partners, principally to Merck and Schering-Plough affiliates in Latin America. In Latin America, where the Partners compete with one another in the cholesterol market, Merck and Schering-Plough purchase Cholesterol Products from the Partnership and sell directly to third parties. Sales to Partners are included in “Net sales” at their invoiced price in the accompanying combined statements of net sales and contractual expenses and are $82 million, $61 million, and $36 million in 2007, 2006, and 2005, respectively.

5.	Legal and Other Matters

The Partnership may become party to claims and legal proceedings of a nature considered normal to its business, including product liability and intellectual property. The Partnership records a liability in connection with such matters when it is probable a liability has been incurred and an amount can be reasonably estimated. Legal costs associated with litigation and investigation activities are expensed as incurred.

In February 2007, Schering-Plough received a notice from Glenmark Pharmaceuticals, a generic company, indicating that it had filed an Abbreviated New Drug Application for a generic form of ZETIA and that it is challenging the U.S. patents that are listed for ZETIA. Schering-Plough and the Partnership intend to vigorously defend its patents, which they believe are valid, against infringement by generic companies attempting to market products prior to the expiration dates of such patents. As with any litigation, there can be no assurances of the outcomes which, if adverse, could result in significantly shortened periods of exclusivity.

On January 14, 2008, the Partnership announced the primary endpoint and other results of the ENHANCE trial (Effect of Combination Ezetimibe and High-Dose Simvastatin vs. Simvastatin Alone on the Atherosclerotic Process in Patients with Heterozygous Familial Hypercholesterolemia). ENHANCE was a surrogate endpoint trial conducted in 720 patients with Heterozygous Familial Hypercholesterolemia, a rare condition that affects approximately 0.2% of the population. The primary endpoint was the mean change in the intima-media thickness measured at three sites in the carotid arteries (the right and left common carotid, internal carotid and carotid bulb) between patients treated with ezetimibe/simvastatin 10/80 mg versus patients treated with simvastatin 80 mg alone over a two year period. There was no statistically significant difference between treatment groups on the primary endpoint. There was also no statistically significant difference between the treatment groups for each of the components of the primary endpoint, including the common carotid artery. The Partnership has been closely monitoring sales of the Cholesterol Products following release of the ENHANCE clinical trial results. To date, 2008 net sales of the Cholesterol Products have been below the Partnership’s prior expectations.

During December 2007 and through February 26, 2008, Merck and Schering-Plough received joint letters from the House Committee on Energy and Commerce and the House Subcommittee on Oversight and Investigations and one letter from the Senate Finance Committee collectively seeking a combination of witness interviews, documents and information on a variety of issues related to the ENHANCE clinical trial, the sale and promotion of VYTORIN, as well as sales of stock by corporate officers of Merck and Schering-Plough. On January 25, 2008, Merck, Schering-Plough and the Partnership each received two subpoenas from the New York State Attorney General’s Office seeking similar information and documents. Merck and Schering-Plough have also each received a letter from the Office of the Connecticut Attorney General dated February 1, 2008, requesting documents related to the marketing and sale of the Cholesterol Products and the timing of disclosures of the results of ENHANCE. The Partners and the Partnership are cooperating with these investigations and are working to respond to the inquiries. In addition, since mid-January 2008, the Partners and the Partnership have become aware of or been served with approximately 85 civil class action lawsuits alleging common law and state consumer fraud claims in connection with the sale and promotion of the Cholesterol Products. While it is not feasible to predict the outcome of the investigations or lawsuits arising from the ENHANCE trial, unfavorable outcomes could have a significant adverse effect on the Partnership’s financial position, results of operations and cash flows.

The Partnership maintains insurance coverage with deductibles and self-insurance as Management believes is cost beneficial. The Partnership self-insures all of its risk as it relates to product liability and accrues an estimate of product liability claims incurred but not reported.

INDEPENDENT AUDITORS’ REPORT

The Partners of the Merck/Schering-Plough Cholesterol Partnership

We have audited the accompanying combined balance sheets of the Merck/Schering-Plough Cholesterol Partnership (the “Partnership”) as of December 31, 2007 and 2006, as described in Note 1, and the related combined statements of net sales and contractual expenses, partners’ capital (deficit) and cash flows, as described in Note 1, for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the management of the Partnership, Merck & Co., Inc., and Schering-Plough Corporation. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying statements were prepared for the purpose of complying with certain rules and regulations of the Securities and Exchange Commission and, as described in Note 1, are not intended to be a complete presentation of the financial position, results of operations or cash flows of all the activities of a stand-alone pharmaceutical company involved in the discovery, development, manufacture, distribution and marketing of pharmaceutical products.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Merck/Schering-Plough Cholesterol Partnership, as described in Note 1, as of December 31, 2007 and 2006, and the combined results of its net sales and contractual expenses and its combined cash flows, as described in Note 1, for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Parsippany, New Jersey

February 27, 2008

Schedules other than those listed above have been omitted because they are either not required or not applicable.

Financial statements of other affiliates carried on the equity basis have been omitted because, considered individually or in the aggregate, such affiliates do not constitute a significant subsidiary.

3.	Exhibits

Exhibit
Number			Description

2.1		—	Master Restructuring Agreement dated as of June 19, 1998 between Astra AB, Merck & Co., Inc., Astra Merck Inc., Astra USA, Inc., KB USA, L.P., Astra Merck Enterprises, Inc., KBI Sub Inc., Merck Holdings, Inc. and Astra Pharmaceuticals, L.P. (Portions of this Exhibit are subject to a request for confidential treatment filed with the Commission) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

2.2		—	Agreement and Plan of Merger by and among Merck & Co., Inc., Spinnaker Acquisition Corp., a wholly owned subsidiary of Merck & Co., Inc. and Sirna Therapeutics, Inc., dated as of October 30, 2006 — Incorporated by reference to Current Report on Form 8-K dated October 30, 2006

3.1		—	Restated Certificate of Incorporation of Merck & Co., Inc. (May 17, 2007) — Incorporated by reference to Current Report on Form 8-K dated May 17, 2007

3.2		—	By-Laws of Merck & Co., Inc. (as amended effective May 31, 2007) — Incorporated by reference to Current Report on Form 8-K dated May 31, 2007

4.1		—	Indenture, dated as of April 1, 1991, between Merck & Co., Inc. and Morgan Guaranty Trust Company of New York, as Trustee — Incorporated by reference to Exhibit 4 to Registration Statement on Form S-3 (No. 33-39349)

4.2		—	First Supplemental Indenture between Merck & Co., Inc. and First Trust of New York, National Association, as Trustee — Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-3 (No. 333-36383)

*10	.1	—	Executive Incentive Plan (as amended effective February 27, 1996) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1995

*10	.2	—	Base Salary Deferral Plan (as adopted on October 22, 1996, effective January 1, 1997) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1996

*10	.3	—	Merck & Co., Inc. Deferral Program (amended and restated as of September 28, 2006) — Incorporated by reference to Current Report on Form 8-K dated September 26, 2006

*10	.4	—	1996 Incentive Stock Plan (amended and restated as of December 19, 2006) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 2006

*10	.5	—	2001 Incentive Stock Plan (amended and restated as of December 19, 2006) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 2006

*10	.6	—	2004 Incentive Stock Plan (amended and restated as of December 19, 2006) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 2006

*10	.7	—	2007 Incentive Stock Plan (as amended effective December 19, 2006) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 2006

*10	.8	—	Merck & Co., Inc. Change in Control Separation Benefits Plan — Incorporated by reference to Current Report on Form 8-K dated November 23, 2004

*10	.9	—	Merck & Co., Inc. Separation Benefits Plan for Nonunion Employees (amended and restated effective as of July 11, 2006) — Incorporated by reference to Current Report on Form 8-K dated July 11, 2006

*10	.10	—	Merck & Co., Inc. Special Separation Program for “Separated” Employees (effective as of January 2, 2008)

*10	.11	—	Merck & Co., Inc. Special Separation Program for “Bridged” Employees (effective as of January 2, 2008)

Exhibit
Number			Description

*10	.12	—	Merck & Co., Inc. Special Separation Program for “Separated Retirement Eligible” Employees (effective as of January 2, 2008)

*10	.13	—	Non-Employee Directors Stock Option Plan (as amended and restated February 24, 1998) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1997

*10	.14	—	1996 Non-Employee Directors Stock Option Plan (as amended April 27, 1999) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1999

*10	.15	—	2001 Non-Employee Directors Stock Option Plan (as amended April 19, 2002) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 2002

*10	.16	—	2006 Non-Employee Directors Stock Option Plan (effective April 25, 2006; as amended and restated February 27, 2007) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 2006

*10	.17	—	Supplemental Retirement Plan (as amended effective January 1, 1995) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1994

*10	.18	—	Retirement Plan for the Directors of Merck & Co., Inc. (amended and restated June 21, 1996) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1996

*10	.19	—	Plan for Deferred Payment of Directors’ Compensation (amended and restated as of October 1, 2006) — Incorporated by reference to Current Report on Form 8-K dated September 26, 2006

*10	.20	—	Offer Letter between Merck & Co., Inc. and Peter S. Kim, dated December 15, 2000 — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 2003

*10	.21	—	Letter Agreement between Merck & Co., Inc. and David W. Anstice, dated December 15, 2006 — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 2006

*10	.22	—	Offer Letter between Merck & Co., Inc. and Peter N. Kellogg, dated June 18, 2007 — Incorporated by reference to Current Report on Form 8-K dated June 28, 2007

10.23		—	Amended and Restated License and Option Agreement dated as of July 1, 1998 between Astra AB and Astra Merck Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.24		—	KBI Shares Option Agreement dated as of July 1, 1998 by and among Astra AB, Merck & Co., Inc. and Merck Holdings, Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.25		—	KBI-E Asset Option Agreement dated as of July 1, 1998 by and among Astra AB, Merck & Co., Inc., Astra Merck Inc. and Astra Merck Enterprises Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.26		—	KBI Supply Agreement dated as of July 1, 1998 between Astra Merck Inc. and Astra Pharmaceuticals, L.P. (Portions of this Exhibit are subject to a request for confidential treatment filed with the Commission). — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.27		—	Second Amended and Restated Manufacturing Agreement dated as of July 1, 1998 among Merck & Co., Inc., Astra AB, Astra Merck Inc. and Astra USA, Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.28		—	Limited Partnership Agreement dated as of July 1, 1998 between KB USA, L.P. and KBI Sub Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.29		—	Distribution Agreement dated as of July 1, 1998 between Astra Merck Enterprises Inc. and Astra Pharmaceuticals, L.P. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

Exhibit
Number		Description

10.30	—	Agreement to Incorporate Defined Terms dated as of June 19, 1998 between Astra AB, Merck & Co., Inc., Astra Merck Inc., Astra USA, Inc., KB USA, L.P., Astra Merck Enterprises Inc., KBI Sub Inc., Merck Holdings, Inc. and Astra Pharmaceuticals, L.P. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.31	—	Form of Voting Agreement made and entered into as of October 30, 2006 by and between Merck & Co., Inc. and Sirna Therapeutics, Inc. — Incorporated by reference to Current Report on Form 8-K dated October 30, 2006

10.32	—	Settlement Agreement, dated November 9, 2007, by and between Merck & Co., Inc. and The Counsel Listed on the Signature Pages Hereto, including the exhibits thereto — Incorporated by reference to Current Report on Form 8-K dated November 9, 2007

12	—	Computation of Ratios of Earnings to Fixed Charges

21	—	Subsidiaries of Merck & Co., Inc.

23.1	—	Consent of Independent Registered Public Accounting Firm — Contained on page 155 of this Report

23.2	—	Independent Auditor’s Consent — Contained on page 156 of this Report

24.1	—	Power of Attorney

24.2	—	Certified Resolution of Board of Directors

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

*	Management contract or compensatory plan or arrangement.

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

Dated: February 28, 2008
MERCK & CO., INC.

By	RICHARD T. CLARK
(Chairman, President and Chief Executive Officer)

By	CELIA A. COLBERT
Celia A. Colbert
(Attorney-in-Fact)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

RICHARD T. CLARK	Chairman, President and Chief Executive Officer; Principal Executive Officer; Director	February 28, 2008
PETER N. KELLOGG	Executive Vice President and Chief Financial Officer; Principal Financial Officer	February 28, 2008
JOHN CANAN	Senior Vice President and Controller; Principal Accounting Officer	February 28, 2008
JOHNNETTA B. COLE	Director	February 28, 2008
STEVEN F. GOLDSTONE	Director	February 28, 2008
THOMAS H. GLOCER	Director	February 28, 2008
WILLIAM B. HARRISON, JR.	Director	February 28, 2008
HARRY R. JACOBSON	Director	February 28, 2008
WILLIAM N. KELLEY	Director	February 28, 2008
ROCHELLE B. LAZARUS	Director	February 28, 2008
THOMAS E. SHENK	Director	February 28, 2008
ANNE M. TATLOCK	Director	February 28, 2008
SAMUEL O. THIER	Director	February 28, 2008
WENDELL P. WEEKS	Director	February 28, 2008
PETER C. WENDELL	Director	February 28, 2008

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

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (Nos. 33-39349, 33-60322, 33-57421, 333-17045, 333-36383, 333-77569, 333-72546, 333-87034, 333-118186 and 333-146356) and on Form S-8 (Nos. 33-21087, 33-21088, 33-51235, 33-53463, 33-64273, 33-64665, 333-91769, 333-30526, 333-31762, 333-53246, 333-56696, 333-72206, 333-65796, 333-101519, 333-109296, 333-117737, 333-117738, 333-139561 and 333-139562) of Merck & Co., Inc. of our report dated February 27, 2008 relating to the financial statements and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.

PricewaterhouseCoopers LLP

Florham Park, New Jersey
February 27, 2008

Exhibit 23.2

INDEPENDENT AUDITORS’ CONSENT

We consent to the incorporation by reference in Registration Statement Nos. 33-39349, 33-60322, 33-57421, 333-17045, 333-36383, 333-77569, 333-72546, 333-87034, 333-118186 and 333-146356 on Form S-3 and Registration Statement Nos. 33-21087, 33-21088, 33-51235, 33-53463, 33-64273, 33-64665, 333-91769, 333-30526, 333-31762, 333-53246, 333-56696, 333-72206, 333-65796, 333-101519, 333-109296, 333-117737, 333-117738, 333-139561 and 333-139562 on Form S-8 of Merck & Co., Inc. of our report dated February 27, 2008, relating to the combined financial statements of the Merck/Schering-Plough Cholesterol Partnership appearing in this Annual Report on Form 10-K of Merck & Co., Inc. for the year ended December 31, 2007.

Deloitte & Touche LLP

Parsippany, New Jersey
February 27, 2008

EXHIBIT INDEX

Exhibit
Number		Description

2.1	—	Master Restructuring Agreement dated as of June 19, 1998 between Astra AB, Merck & Co., Inc., Astra Merck Inc., Astra USA, Inc., KB USA, L.P., Astra Merck Enterprises, Inc., KBI Sub Inc., Merck Holdings, Inc. and Astra Pharmaceuticals, L.P. (Portions of this Exhibit are subject to a request for confidential treatment filed with the Commission) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

2.2	—	Agreement and Plan of Merger by and among Merck & Co., Inc., Spinnaker Acquisition Corp., a wholly owned subsidiary of Merck & Co., Inc. and Sirna Therapeutics, Inc., dated as of October 30, 2006 — Incorporated by reference to Current Report on Form 8-K dated October 30, 2006

3.1	—	Restated Certificate of Incorporation of Merck & Co., Inc. (May 17, 2007) — Incorporated by reference to Current Report on Form 8-K dated May 17, 2007

3.2	—	By-Laws of Merck & Co., Inc. (as amended effective May 31, 2007) — Incorporated by reference to Current Report on Form 8-K dated May 31, 2007

4.1	—	Indenture, dated as of April 1, 1991, between Merck & Co., Inc. and Morgan Guaranty Trust Company of New York, as Trustee — Incorporated by reference to Exhibit 4 to Registration Statement on Form S-3 (No. 33-39349)

4.2	—	First Supplemental Indenture between Merck & Co., Inc. and First Trust of New York, National Association, as Trustee — Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-3 (No. 333-36383)

*10.1	—	Executive Incentive Plan (as amended effective February 27, 1996) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1995

*10.2	—	Base Salary Deferral Plan (as adopted on October 22, 1996, effective January 1, 1997) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1996

*10.3	—	Merck & Co., Inc. Deferral Program (amended and restated as of September 28, 2006) — Incorporated by reference to Current Report on Form 8-K dated September 26, 2006

*10.4	—	1996 Incentive Stock Plan (amended and restated as of December 19, 2006) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 2006

*10.5	—	2001 Incentive Stock Plan (amended and restated as of December 19, 2006) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 2006

*10.6	—	2004 Incentive Stock Plan (amended and restated as of December 19, 2006) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 2006

*10.7	—	2007 Incentive Stock Plan (as amended effective December 19, 2006) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 2006

*10.8	—	Merck & Co., Inc. Change in Control Separation Benefits Plan — Incorporated by reference to Current Report on Form 8-K dated November 23, 2004

*10.9	—	Merck & Co., Inc. Separation Benefits Plan for Nonunion Employees (amended and restated effective as of July 11, 2006) — Incorporated by reference to Current Report on Form 8-K dated July 11, 2006

*10.10	—	Merck & Co., Inc. Special Separation Program for “Separated” Employees (effective as of January 2, 2008)

*10.11	—	Merck & Co., Inc. Special Separation Program for “Bridged” Employees (effective as of January 2, 2008)

*10.12	—	Merck & Co., Inc. Special Separation Program for “Separated Retirement Eligible” Employees (effective as of January 2, 2008)

Exhibit
Number		Description

*10.13	—	Non-Employee Directors Stock Option Plan (as amended and restated February 24, 1998) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1997

*10.14	—	1996 Non-Employee Directors Stock Option Plan (as amended April 27, 1999) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1999

*10.15	—	2001 Non-Employee Directors Stock Option Plan (as amended April 19, 2002) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 2002

*10.16	—	2006 Non-Employee Directors Stock Option Plan (effective April 25, 2006; as amended and restated February 27, 2007) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 2006

*10.17	—	Supplemental Retirement Plan (as amended effective January 1, 1995) — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 1994

*10.18	—	Retirement Plan for the Directors of Merck & Co., Inc. (amended and restated June 21, 1996) — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1996

*10.19	—	Plan for Deferred Payment of Directors’ Compensation (amended and restated as of October 1, 2006) — Incorporated by reference to Current Report on Form 8-K dated September 26, 2006

*10.20	—	Offer Letter between Merck & Co., Inc. and Peter S. Kim, dated December 15, 2000 — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 2003

*10.21	—	Letter Agreement between Merck & Co., Inc. and David W. Anstice, dated December 15, 2006 — Incorporated by reference to Form 10-K Annual Report for the fiscal year ended December 31, 2006

*10.22	—	Offer Letter between Merck & Co., Inc. and Peter N. Kellogg, dated June 18, 2007 — Incorporated by reference to Current Report on Form 8-K dated June 28, 2007

10.23	—	Amended and Restated License and Option Agreement dated as of July 1, 1998 between Astra AB and Astra Merck Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.24	—	KBI Shares Option Agreement dated as of July 1, 1998 by and among Astra AB, Merck & Co., Inc. and Merck Holdings, Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.25	—	KBI-E Asset Option Agreement dated as of July 1, 1998 by and among Astra AB, Merck & Co., Inc., Astra Merck Inc. and Astra Merck Enterprises Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.26	—	KBI Supply Agreement dated as of July 1, 1998 between Astra Merck Inc. and Astra Pharmaceuticals, L.P. (Portions of this Exhibit are subject to a request for confidential treatment filed with the Commission) — Incorporated by reference to
Form 10-Q Quarterly Report for the period ended June 30, 1998

10.27	—	Second Amended and Restated Manufacturing Agreement dated as of July 1, 1998 among Merck & Co., Inc., Astra AB, Astra Merck Inc. and Astra USA, Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.28	—	Limited Partnership Agreement dated as of July 1, 1998 between KB USA, L.P. and KBI Sub Inc. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.29	—	Distribution Agreement dated as of July 1, 1998 between Astra Merck Enterprises Inc. and Astra Pharmaceuticals, L.P. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

10.30	—	Agreement to Incorporate Defined Terms dated as of June 19, 1998 between Astra AB, Merck & Co., Inc., Astra Merck Inc., Astra USA, Inc., KB USA, L.P., Astra Merck Enterprises Inc., KBI Sub Inc., Merck Holdings, Inc. and Astra Pharmaceuticals, L.P. — Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 1998

Exhibit
Number		Description

10.31	—	Form of Voting Agreement made and entered into as of October 30, 2006 by and between Merck & Co., Inc. and Sirna Therapeutics, Inc. — Incorporated by reference to Current Report on Form 8-K dated October 30, 2006

10.32		Settlement Agreement, dated November 9, 2007, by and between Merck & Co., Inc. and The Counsel Listed on the Signature Pages Hereto, including the exhibits thereto — Incorporated by reference to Current Report on Form 8-K dated November 9, 2007

12	—	Computation of Ratios of Earnings to Fixed Charges

21	—	Subsidiaries of Merck & Co., Inc.

23.1	—	Consent of Independent Registered Public Accounting Firm — Contained on page 155 of this Report

23.2	—	Independent Auditor’s Consent — Contained on page 156 of this Report

24.1	—	Power of Attorney

24.2	—	Certified Resolution of Board of Directors

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

*	Management contract or compensatory plan or arrangement.