Form 10-Q
period 2008-03-31
MERCK & CO INC
filed 2008-05-05
CIK 64978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 1-3305
MERCK & CO., INC.
One Merck Drive
Whitehouse Station, N.J. 08889-0100
(908) 423-1000

Incorporated in New Jersey	I.R.S. Employer Identification No. 22-1109110
The number of shares of common stock outstanding as of the close of business on March 31, 2008:

Class	Number of Shares Outstanding
Common Stock	2,146,528,024
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
12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Part I — Financial Information
Item 1. Financial Statements
MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF INCOME
(Unaudited, $ in millions except per share amounts)

	Three Months Ended
	March 31,
	2008	2007

Sales	$5,822.1	$5,769.4

Costs, Expenses and Other
Materials and production	1,238.1	1,525.8
Marketing and administrative	1,854.4	1,802.0
Research and development	1,078.3	1,030.0
Restructuring costs	69.7	65.8
Equity income from affiliates	(652.1)	(652.6)
Other (income) expense, net	(2,177.3)	(256.0)

	1,411.1	3,515.0

Income Before Taxes	4,411.0	2,254.4
Taxes on Income	1,108.4	550.1

Net Income	$3,302.6	$1,704.3

Basic Earnings per Common Share	$1.53	$0.79

Earnings per Common Share Assuming Dilution	$1.52	$0.78

Dividends Declared per Common Share	$0.38	$0.38

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited, $ in millions)

	March 31,	December 31,
	2008	2007

Assets
Current Assets
Cash and cash equivalents	$6,289.4	$5,336.1
Short-term investments	2,874.3	2,894.7
Accounts receivable	3,760.8	3,636.2
Inventories (excludes inventories of $366.4 in 2008 and $345.2 in 2007 classified in Other assets — see Note 4)	2,076.5	1,881.0
Prepaid expenses and taxes	2,046.0	1,297.4

Total current assets	17,047.0	15,045.4

Investments	6,909.1	7,159.2

Property, Plant and Equipment, at cost, net of allowance for depreciation of $11,728.2 in 2008 and $12,457.1 in 2007	12,290.9	12,346.0

Goodwill	1,454.8	1,454.8

Other Intangibles, Net	653.8	713.2

Other Assets	8,685.5	11,632.1

	$47,041.1	$48,350.7

Liabilities and Stockholders’ Equity
Current Liabilities
Loans payable and current portion of long-term debt	$421.5	$1,823.6
Trade accounts payable	626.9	624.5
Accrued and other current liabilities	6,580.5	8,534.9
Income taxes payable	1,346.3	444.1
Dividends payable	821.8	831.1

Total current liabilities	9,797.0	12,258.2

Long-Term Debt	3,965.0	3,915.8

Deferred Income Taxes and Noncurrent Liabilities	11,320.2	11,585.3

Minority Interests	2,437.4	2,406.7

Stockholders’ Equity
Common stock, one cent par value Authorized - 5,400,000,000 shares Issued - 2,983,508,675 shares	29.8	29.8
Other paid-in capital	8,076.5	8,014.9
Retained earnings	41,622.0	39,140.8
Accumulated other comprehensive loss	(764.4)	(826.1)

	48,963.9	46,359.4
Less treasury stock, at cost
836,980,651 shares at March 31, 2008
811,005,791 shares at December 31, 2007	29,442.4	28,174.7

Total stockholders’ equity	19,521.5	18,184.7

	$47,041.1	$48,350.7

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, $ in millions)

	Three Months Ended
	March 31,
	2008	2007

Cash Flows from Operating Activities
Net income	$3,302.6	$1,704.3
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on distribution from AstraZeneca LP	(2,222.7)	—
Equity income from affiliates	(652.1)	(652.6)
Dividends and distributions from equity affiliates	2,669.8	440.3
Depreciation and amortization	391.1	500.4
Deferred income taxes	(227.4)	40.9
Share-based compensation	91.0	97.0
Other	(82.0)	(28.3)
Taxes paid for Internal Revenue Service settlement	—	(2,788.1)
Net changes in assets and liabilities	(742.0)	(642.8)

Net Cash Provided by (Used by) Operating Activities	2,528.3	(1,328.9)

Cash Flows from Investing Activities
Capital expenditures	(341.4)	(200.7)
Purchases of securities and other investments	(3,088.4)	(3,005.1)
Acquisitions of subsidiaries, net of cash acquired	—	(1,134.0)
Proceeds from sales of securities and other investments	3,269.4	3,880.9
Distribution from AstraZeneca LP	1,899.3	—
Decrease (increase) in restricted assets	167.9	(820.0)
Other	(4.0)	(2.5)

Net Cash Provided by (Used by) Investing Activities	1,902.8	(1,281.4)

Cash Flows from Financing Activities
Net change in short-term borrowings	(22.6)	497.2
Payments on debt	(1,382.6)	(854.8)
Purchases of treasury stock	(1,377.8)	(244.4)
Dividends paid to stockholders	(830.8)	(826.6)
Proceeds from exercise of stock options	79.7	44.9
Other	(49.5)	167.4

Net Cash Used by Financing Activities	(3,583.6)	(1,216.3)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	105.8	13.8

Net Increase (Decrease) in Cash and Cash Equivalents	953.3	(3,812.8)

Cash and Cash Equivalents at Beginning of Year	5,336.1	5,914.7

Cash and Cash Equivalents at End of Period	$6,289.4	$2,101.9

The accompanying notes are an integral part of this consolidated financial statement.

Notes to Consolidated Financial Statements (unaudited)
1.	Basis of Presentation

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

On January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements (“FAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), that deferred the effective date of FAS 157 for one year for nonfinancial assets and liabilities recorded at fair value on a non-recurring basis. The effect of adoption of FAS 157 for financial assets and liabilities recognized at fair value on a recurring basis did not have a material impact on the Company’s financial position and results of operations (see Note 3). The Company is assessing the impact of FAS 157 for nonfinancial assets and liabilities.

On January 1, 2008, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 07-3, Accounting for Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”), which is being applied prospectively for new contracts. EITF 07-3 addresses nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities. EITF 07-3 requires these payments be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. The effect of adoption of EITF 07-3 on the Company’s financial position and results of operations was not material.

On January 1, 2008, the Company adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits companies to choose an irrevocable election to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The Company did not elect the fair value option under FAS 159 for any of its financial assets or liabilities upon adoption.

In December 2007, the FASB issued Statements No. 141R, Business Combinations (“FAS 141R”), and No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”). FAS 141R expands the scope of acquisition accounting to all transactions under which control of a business is obtained. Among other things, FAS 141R requires that contingent consideration as well as contingent assets and liabilities be recorded at fair value on the acquisition date, that acquired in-process research and development be capitalized and recorded as intangible assets at the acquisition date, and also requires transaction costs and costs to restructure the acquired company be expensed. FAS 160 requires, among other things, that noncontrolling interests be recorded as equity in the consolidated financial statements. FAS 141R and FAS 160 are both effective, on a prospective basis, January 1, 2009 with the exception of the presentation and disclosure requirements of FAS 160 which must be applied retrospectively. The Company is assessing the impacts of these standards on its financial position and results of operations.

In December 2007, the FASB ratified the consensus reached by the EITF on Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements. EITF 07-1 is effective for the Company beginning January 1, 2009 and will be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The Company is assessing the impact of adoption of EITF 07-1 on its financial position and results of operations.

Notes to Consolidated Financial Statements (unaudited) (continued)
In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”), which is effective January 1, 2009. FAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, FAS 161 requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format. Since FAS 161 requires only additional disclosures about the Company’s derivatives and hedging activities, the adoption of FAS 161 will not affect the Company’s financial position or results of operations.

2.	Restructuring

In November 2005, the Company announced the initial phase of its global restructuring program designed to reduce the Company’s cost structure, increase efficiency and enhance competitiveness. As part of this program, as of March 31, 2008, Merck has sold or closed five manufacturing sites and two preclinical sites. The Company also has, and may continue to, sell or close certain other facilities and related assets in connection with the restructuring program. As of March 31, 2008, the Company has eliminated approximately 8,100 positions company-wide and will continue to identify opportunities for further headcount reductions. The Company, however, continues to hire new employees as the business requires. Through the end of 2008, when the initial phase of the global restructuring program is expected to be substantially complete, the cumulative pretax costs of the program are expected to be approximately $2.2 billion to $2.4 billion. Approximately 70% of the cumulative pretax costs are non-cash, relating primarily to accelerated depreciation for facilities closed or scheduled for closure. Since the inception of the global restructuring program through March 31, 2008, the Company has recorded total pretax accumulated costs of $2.2 billion. For segment reporting purposes, restructuring charges are unallocated expenses.

The following table summarizes the charges related to restructuring activities by type of cost:

	Three Months Ended March 31,
	2008				2007
	Separation	Accelerated			Separation	Accelerated
($ in millions)	Costs	Depreciation	Other	Total	Costs	Depreciation	Other	Total

Materials and production	$—	$15.3	$(0.4)	$14.9	$—	$118.1	$—	$118.1
Research and development	—	—	—	—	—	2.3	(0.1)	2.2
Restructuring costs	101.4	—	(31.7)	69.7	46.9	—	18.9	65.8

	$101.4	$15.3	$(32.1)	$84.6	$46.9	$120.4	$18.8	$186.1

Separation costs are associated with actual headcount reductions, as well as those headcount reductions that were probable and could be reasonably estimated. In the first quarter of 2008, approximately 900 positions were eliminated and in the first quarter of 2007 approximately 230 positions were eliminated.
Accelerated depreciation costs primarily relate to manufacturing facilities sold or closed as part of the program.
Other activity of $(32.1) million for the first quarter of 2008 reflects pretax gains of $47.8 million resulting from the sales of facilities and related assets, partially offset by costs that include termination charges associated with the Company’s pension and other postretirement benefit plans (see Note 9), shut-down and other related costs, as well as asset impairments. Other activity of $18.8 million for the first quarter of 2007 reflects benefit plan termination charges, as well as asset impairments.
The following table summarizes the charges and spending relating to restructuring activities for the three months ended March 31, 2008:

	Separation	Accelerated
($ in millions)	Costs	Depreciation	Other	Total

Restructuring reserves as of January 1, 2008	$231.5	$—	$—	$231.5
Expense	101.4	15.3	(32.1)	84.6
(Payments) receipts, net	(91.5)	—	35.5	(56.0)
Non-cash activity	—	(15.3)	(3.4)	(18.7)

Restructuring reserves as of March 31, 2008 (1)	$241.4	$—	$—	$241.4

(1)	The cash outlays associated with the remaining restructuring reserve are expected to be largely completed by the end of 2009.

Notes to Consolidated Financial Statements (unaudited) (continued)
3.	Fair Value Measurements

On January 1, 2008, the Company adopted FAS 157, which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. In February 2008, the FASB issued FSP 157-2 that deferred the effective date of FAS 157 for one year for nonfinancial assets and liabilities recorded at fair value on a non-recurring basis. FAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. FAS 157 describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets include short-term investments in time deposits and equity securities that are traded in an active exchange market.

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets and liabilities primarily include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, corporate notes and bonds, U.S. and foreign government and agency securities, certain mortgage-backed and asset-backed securities, municipal securities, and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 assets mainly include mortgage-backed and asset-backed securities, as well as certain corporate notes and bonds with limited market activity. At March 31, 2008, approximately $161.2 million, or approximately 1.5%, of the Company’s investment securities were categorized as Level 3 fair value assets (all of which were pledged under certain collateral arrangements (see Note 11)).

If the inputs used to measure the financial assets and liabilities fall within the different levels described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 are summarized below:

Notes to Consolidated Financial Statements (unaudited) (continued)

	Fair Value Measurements Using
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
($ in millions)	(Level 1)	(Level 2)	(Level 3)	Total

Assets

Investments
Corporate notes and bonds	$—	$5,404.8	$—	$5,404.8
U.S. government and agency securities	—	1,890.8	—	1,890.8
Municipal securities	—	761.7	—	761.7
Mortgage-backed securities (1)	—	717.4	—	717.4
Asset-backed securities (2)	—	366.6	—	366.6
Foreign government bonds	—	366.3	—	366.3
Time deposits	118.6	—	—	118.6
Equity securities	61.8	90.7	—	152.5
Other debt securities	—	4.7	—	4.7

Total investments	$180.4	$9,603.0	$—	$9,783.4

Other assets (3)	$—	$896.9	$161.2	$1,058.1
Derivative assets	—	223.7	—	223.7

Total Assets	$180.4	$10,723.6	$161.2	$11,065.2

Liabilities

Derivative liabilities	$—	$168.8	$—	$168.8

(1)	Represents AAA-rated mortgage-backed securities issued or unconditionally guaranteed as to payment of principal and interest by U.S. government agencies.

(2)	Substantially all of the asset-backed securities are highly-rated (Standard & Poor’s rating of AAA and Moody’s Investors Service rating of Aaa), secured primarily by credit card, auto loan, and home equity receivables, with weighted-average lives of primarily 5 years or less.

(3)	These investment securities represent a portion of the pledged collateral discussed in Note 11.
Level 3 Valuation Techniques:
Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include mortgage-backed and asset-backed securities, as well as certain corporate notes and bonds for which there was a decrease in the observability of market pricing for these investments. At March 31, 2008, these securities were valued primarily using broker pricing models that incorporate transaction details such as contractual terms, maturity, timing and amount of future cash inflows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at March 31, 2008.
The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period January 1, 2008 to March 31, 2008.

Notes to Consolidated Financial Statements (unaudited) (continued)

				Total Realized and
				Unrealized Losses			Losses Recorded
		Net	Purchases,	Included in:			in Earnings for
		Transfers	Sales,		Compre-		Level 3 Assets
	Beginning	(Out) of	Settlements,		hensive	Ending	Still Held at
($ in millions)	Balance	Level 3	net	Earnings (1)	Income	Balance	March 31, 2008

Other assets	$958.6	$(785.2)	$(8.8)	$(2.3)	$(1.1)	$161.2	$(2.3)
Other debt securities	314.5	(314.5)	—	—	—	—	—

Total	$1,273.1	$(1,099.7)	$(8.8)	$(2.3)	$(1.1)	$161.2	$(2.3)

(1)	Amounts are recorded in Other (income) expense, net, in the Consolidated Statement of Income.
On January 1, 2008, the Company had $1,273.1 million invested in a short-term fixed income fund (the “Fund”). Due to market liquidity conditions, cash redemptions from the Fund were restricted. As a result of this restriction on cash redemptions, the Company did not consider the Fund to be traded in an active market with observable pricing on January 1, 2008 and these amounts were categorized as Level 3. On January 7, 2008, the Company elected to be redeemed-in-kind from the Fund and received its share of the underlying securities of the Fund. As a result, $1,099.7 million of the underlying securities were transferred out of Level 3 as it was determined these securities had observable markets. On March 31, 2008, $161.2 million of the investment securities associated with the redemption-in-kind remained classified in Level 3 as the securities contained at least one significant input which was unobservable.

4.	Inventories

Inventories consisted of:

	March 31,	December 31,
($ in millions)	2008	2007

Finished goods	$421.8	$382.9
Raw materials and work in process	1,900.8	1,732.2
Supplies	120.3	111.1

Total (approximates current cost)	2,442.9	2,226.2
Reduction to LIFO cost for domestic inventories	—	—

	$2,442.9	$2,226.2

Recognized as:
Inventories	$2,076.5	$1,881.0
Other assets	$366.4	$345.2

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

5.	Joint Ventures and Other Equity Method Affiliates

Equity income from affiliates reflects the performance of the Company’s joint ventures and other equity method affiliates and was comprised of the following:

	Three Months Ended
	March 31,
($ in millions)	2008	2007

Merck/Schering-Plough	$392.8	$347.2
AstraZeneca LP	131.1	211.9
Other (1)	128.2	93.5

	$652.1	$652.6

(1)	Primarily reflects results from Merial Limited, Sanofi Pasteur MSD and Johnson & Johnson°Merck Consumer Pharmaceuticals Company.

Notes to Consolidated Financial Statements (unaudited) (continued)
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
See Note 7 for information with respect to litigation involving the MSP Partnership and the Partners related to the sale and promotion of Zetia and Vytorin.
The respiratory therapeutic agreements provide for the joint development and marketing in the United States by the Partners of a once-daily, fixed-combination tablet containing the active ingredients montelukast sodium and loratadine. Montelukast sodium, a leukotriene receptor antagonist, is sold by Merck as Singulair and loratadine, an antihistamine, is sold by Schering-Plough as Claritin, both of which are indicated for the relief of symptoms of allergic rhinitis. On April 25, 2008, the Partners announced that they had received a not-approvable letter from the U.S. Food and Drug Administration (“FDA”) for the proposed fixed combination of loratadine/montelukast. The Partners are evaluating the FDA’s response.
Summarized financial information for the MSP Partnership is as follows:

	Three Months Ended
	March 31,
($ in millions)	2008	2007

Sales	$1,232.9	$1,167.8

Vytorin	651.2	623.8
Zetia	581.7	544.0

Materials and production costs	52.4	50.0
Other expense, net	326.8	322.6

Income before taxes	$853.7	$795.2

Merck’s share of income before taxes (1)	$394.6	$362.5

(1)	Merck’s share of the MSP Partnership’s income before taxes differs from the equity income recognized from the MSP Partnership primarily due to the timing of recognition of certain transactions between the Company and the MSP Partnership.
AstraZeneca LP
As previously disclosed, the 1999 AstraZeneca merger triggered a partial redemption in March 2008 of Merck’s limited partnership interest in AstraZeneca LP (“AZLP”). Upon this redemption, Merck received $4.3 billion from AZLP. This amount was based primarily on a multiple of Merck’s average annual variable returns derived from sales of the former

Notes to Consolidated Financial Statements (unaudited) (continued)
Astra USA, Inc. products for the three years prior to the redemption (the “Limited Partner Share of Agreed Value”). Merck recorded a $1.5 billion pretax gain on the partial redemption.
Also, as a result of the 1999 AstraZeneca merger, in exchange for Merck’s relinquishment of rights to future Astra products with no existing or pending U.S. patents at the time of the merger, Astra paid $967.4 million (the “Advance Payment”). The Advance Payment was deferred as it remained subject to a true-up calculation that was directly dependent on the fair market value in March 2008 of the Astra product rights retained by the Company. The calculated True-Up Amount of $243.7 million was returned to AZLP in March 2008 and Merck recognized a pretax gain of $723.7 million related to the residual Advance Payment balance.
In 1998, Astra purchased an option (the “Asset Option”) to buy Merck’s interest in the KBI products, excluding the gastrointestinal medicines Nexium and Prilosec (the “Non-PPI Products”), for a payment of $443.0 million, which was deferred. The Asset Option is exercisable in the first half of 2010 at an exercise price equal to the net present value as of March 31, 2008 of projected future pretax revenue to be received by the Company from the Non-PPI Products (the “Appraised Value”). Merck also had the right to require Astra to purchase such interest in 2008 at the Appraised Value. In February 2008, the Company advised AZLP that it would not exercise the Asset Option, thus the $443.0 million remains deferred.
The sum of the Limited Partner Share of Agreed Value, the Appraised Value and the True-Up Amount was guaranteed to be a minimum of $4.7 billion. Distribution of the Limited Partner Share of Agreed Value less payment of the True-Up Amount resulted in cash receipts to Merck of $4.0 billion and an aggregate pretax gain of $2.2 billion which is included in Other (income) expense, net. AstraZeneca’s purchase of Merck’s interest in the Non-PPI Products is contingent upon the exercise of the Asset Option by AstraZeneca in 2010 and, therefore, payment of the Appraised Value may or may not occur. Also, in March 2008, the outstanding loan from Astra in the amount of $1.38 billion plus interest through the redemption date was settled. As a result of these transactions, the Company received net proceeds from AZLP of $2.6 billion in the first quarter of 2008.
Summarized financial information for AZLP is as follows:

	Three Months Ended
	March 31,
($ in millions)	2008	2007

Sales	$1,326.8	$1,704.0
Materials and production costs	696.3	1,012.5
Other expense, net	384.7	273.7

Income before taxes	$245.8	$417.8

6.	Debt and Financial Instruments

In January and February 2008, the Company terminated four interest rate swap contracts with notional amounts of $250 million each, which effectively converted its $1.0 billion, 4.75% fixed-rate notes due 2015 to variable rate debt. As a result of the swap terminations, the Company received $96.2 million in cash excluding accrued interest which was not material. The corresponding gains related to the basis adjustment of the debt associated with the terminated swap contracts were deferred and are being amortized as a reduction of interest expense over the remaining term of the notes. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.

In March 2008, the Company entered into a $4.1 billion letter of credit agreement with a financial institution, which provides that if participation conditions under the U.S. Vioxx Settlement Agreement (see Note 7) are met or waived, a letter of credit will be executed and the Company will pledge collateral to the financial institution of approximately $5.0 billion pursuant to the terms of the agreement. The letter of credit will satisfy certain conditions stipulated by the Settlement Agreement. The letter of credit amount and required collateral balances will decline as payments (after the first $750 million) under the Settlement Agreement are made.

Also in March 2008, the Company settled the $1.38 billion Astra Note due in 2008 (see Note 5).

Notes to Consolidated Financial Statements (unaudited) (continued)
7.	Contingencies

The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including product liability, intellectual property, and commercial litigation, as well as additional matters such as antitrust actions.

Vioxx Litigation

Product Liability Lawsuits

As previously disclosed, individual and putative class actions have been filed against the Company in state and federal courts alleging personal injury and/or economic loss with respect to the purchase or use of Vioxx. All such actions filed in federal court are coordinated in a multidistrict litigation in the U.S. District Court for the Eastern District of Louisiana (the “MDL”) before District Judge Eldon E. Fallon. A number of such actions filed in state court are coordinated in separate coordinated proceedings in state courts in New Jersey, California and Texas, and the counties of Philadelphia, Pennsylvania and Washoe and Clark Counties, Nevada. As of March 31, 2008, the Company had been served or was aware that it had been named as a defendant in approximately 14,450 lawsuits, which include approximately 32,925 plaintiff groups, alleging personal injuries resulting from the use of Vioxx, and in approximately 260 putative class actions alleging personal injuries and/or economic loss. (All of the actions discussed in this paragraph are collectively referred to as the “Vioxx Product Liability Lawsuits”.) Of these lawsuits, approximately 9,200 lawsuits representing approximately 24,325 plaintiff groups are or are slated to be in the federal MDL and approximately 3,350 lawsuits representing approximately 3,350 plaintiff groups are included in a coordinated proceeding in New Jersey Superior Court before Judge Carol E. Higbee.

In addition to the Vioxx Product Liability Lawsuits discussed above, the claims of over 21,000 plaintiffs had been dismissed as of March 31, 2008. Of these, there have been over 2,250 plaintiffs whose claims were dismissed with prejudice (i.e., they cannot be brought again) either by plaintiffs themselves or by the courts. Over 18,750 additional plaintiffs have had their claims dismissed without prejudice (i.e., subject to the applicable statute of limitations, they can be brought again). Of these, 11,800 plaintiff groups represent plaintiffs who had lawsuits pending in the New Jersey Superior Court at the time of the Settlement Agreement described below and who have expressed an intent to enter the program established by the Settlement Agreement; Judge Higbee has dismissed these cases without prejudice for administrative reasons.

Merck entered into a tolling agreement (the “Tolling Agreement”) with the MDL Plaintiffs’ Steering Committee (“PSC”) that established a procedure to halt the running of the statute of limitations (tolling) as to certain categories of claims allegedly arising from the use of Vioxx by non-New Jersey citizens. The Tolling Agreement applied to individuals who have not filed lawsuits and may or may not eventually file lawsuits and only to those claimants who seek to toll claims alleging injuries resulting from a thrombotic cardiovascular event that results in a myocardial infarction (“MI”) or ischemic stroke (“IS”). The Tolling Agreement provided counsel additional time to evaluate potential claims. The Tolling Agreement required any tolled claims to be filed in federal court. As of March 31, 2008, approximately 12,760 claimants had entered into Tolling Agreements. The parties agreed that April 9, 2007 was the deadline for filing Tolling Agreements and no additional Tolling Agreements are being accepted.

On November 9, 2007, Merck announced that it had entered into an agreement (the “Settlement Agreement”) with the law firms that comprise the executive committee of the PSC of the federal Vioxx MDL as well as representatives of plaintiffs’ counsel in the Texas, New Jersey and California state coordinated proceedings to resolve state and federal MI and IS claims filed as of that date in the United States. The Settlement Agreement, which also applies to tolled claims, was signed by the parties after several meetings with three of the four judges overseeing the coordination of more than 95 percent of the U.S. Vioxx Product Liability Lawsuits. The Settlement Agreement applies only to U.S. legal residents and those who allege that their MI or IS occurred in the United States.

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

Notes to Consolidated Financial Statements (unaudited) (continued)
The Settlement Agreement provides that Merck does not admit causation or fault. Merck’s payment obligations under the Settlement Agreement will be triggered only if, among other conditions, (1) law firms on the federal and state PSCs and firms that have tried cases in the coordinated proceedings elect to recommend enrollment in the program to 100 percent of their clients who allege either MI or IS and (2) by June 30, 2008, plaintiffs enroll in the Settlement Program at least 85 percent of each of all currently pending and tolled (i) MI claims, (ii) IS claims, (iii) eligible MI and IS claims together which involve death, and (iv) eligible MI and IS claims together which allege more than 12 months of use. The Company has the right to waive these participation conditions.
Under the Settlement Agreement, Merck will create separate funds in the amount of $4.0 billion for MI claims and $850 million for IS claims. Once triggered, Merck’s total payment for both funds of $4.85 billion is a fixed amount to be allocated among qualifying claimants based on their individual evaluation. While at this time the exact number of claimants covered by the Settlement Agreement is unknown, the total dollar amount is fixed. Payments to individual qualifying claimants could begin as early as August 2008 and then will be paid over a period of time. Merck retains its right to terminate this process without any payment to any claimant, and to defend each claim individually at trial if any of the aforementioned participation conditions in the Settlement Agreement are not met or waived.
After the Settlement Agreement was announced on November 9, 2007, judges in the Federal MDL, California, Texas and New Jersey State Coordinated Proceedings entered a series of orders. The orders: (1) temporarily stayed their respective litigations; (2) required plaintiffs to register their claims by January 15, 2008; (3) require plaintiffs with cases pending as of November 9, 2007 to preserve and produce records and serve expert reports; and (4) require plaintiffs who file thereafter to make similar productions on an accelerated schedule. The Clark County, Nevada and Washoe County, Nevada coordinated proceedings were also generally stayed.
As of March 31, 2008, more than 45,000 of the approximately 47,500 individuals who registered eligible injuries have submitted some or all of the materials required for enrollment in the program to resolve state and federal MI and IS claims filed against the Company in the United States. If all of these eligible submissions are completed in accordance with the Settlement Agreement, this would represent more than 94 percent of the eligible MI and IS claims previously registered with the program. In addition, approximately 5,500 other claimants have also sought to enroll and their eligibility status still has yet to be determined.
Also, as of March 31, BrownGreer, the claims administrator for the Settlement Program (the “Claims Administrator”), reports that more than 28,250 eligible MI claimants have initiated enrollment and more than 16,750 eligible IS claimants have initiated enrollment. Of these, more than 5,500 eligible MI and IS claimants alleging death as an injury have initiated enrollment and more than 27,500 eligible MI and IS claimants alleging more than 12 months of use have initiated enrollment. Each of these numbers appears to represent at least 94.5 percent of the eligible claims in each category. These numbers do not include the additional 5,500 enrollees whose eligibility has yet to be determined.
On April 14, 2008, various private insurance companies and health plans filed suit against BrownGreer and U.S. Bancorp, escrow agent for the Settlement Program. The private insurance companies and health plans claim to have paid healthcare costs on behalf of some of the enrolling claimants and seek to enjoin the Claims Administrator from paying enrolled claimants until their claims for reimbursement from the enrolled claimants are resolved.
The registration and enrollment materials currently are being evaluated for eligibility, accuracy and completeness. The Claims Administrator continues to receive new materials from plaintiffs. The Company is confident that all 85% thresholds under the Settlement Agreement will be met and exceeded within the time frames in the Settlement Agreement.
The Company has previously disclosed the outcomes of several Vioxx Product Liability Lawsuits that were tried prior to January 1, 2008.
The following sets forth certain significant rulings that occurred in or after the first quarter of 2008 with respect to the Vioxx Product Liability Lawsuits.
On April 19, 2007, Judge Randy Wilson, who presides over the Texas Vioxx coordinated proceeding, dismissed the failure to warn claim of plaintiff Ruby Ledbetter, whose case was scheduled to be tried on May 14, 2007. Judge Wilson relied on a Texas statute enacted in 2003 that provides that there can be no failure to warn regarding a prescription medicine if the medicine is distributed with FDA approved labeling. There is an exception in the statute if required, material, and relevant information was withheld from the FDA that would have led to a different decision

Notes to Consolidated Financial Statements (unaudited) (continued)
regarding the approved labeling, but Judge Wilson found that the exception is preempted by federal law unless the FDA finds that such information was withheld. Judge Wilson is currently presiding over approximately 1,000 Vioxx suits in Texas in which a principal allegation is failure to warn. Judge Wilson certified the decision for an expedited appeal to the Texas Court of Civil Appeals. Plaintiffs appealed the decision. On October 11, 2007, Merck filed a motion to abate the hearing of the appeal until after the U.S. Supreme Court’s decision in Warner Lambert v. Kent, which is to be decided in 2008. On October 25, 2007, the Texas Court of Appeals denied Merck’s motion to abate. On March 20, 2008, plaintiffs moved to dismiss their appeal, seeking instead to vacate the trial court’s decision. Merck filed an opposition to plaintiff’s motion.
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
As previously reported, in September 2006, Merck filed a notice of appeal of the August 2005 jury verdict in favor of the plaintiff in the Texas state court case, Ernst v. Merck. Among several independent grounds for reversal, the Company will argue that there was insufficient evidence that Mr. Ernst suffered an injury due to Vioxx and that it was improper to allow testimony by a previously undisclosed witness midway through the trial. Oral argument in the Texas Court of Civil Appeals was held on April 29, 2008.
As previously reported, in April 2006, in Garza v. Merck, a jury in state court in Rio Grande City, Texas returned a verdict in favor of the family of decedent Leonel Garza. The jury awarded a total of $7 million in compensatory damages to Mr. Garza’s widow and three sons. The jury also purported to award $25 million in punitive damages. Under Texas law, in this case the punitive damages are capped at $750,000. The Company appealed in March 2007. Oral argument in the Texas Court of Civil Appeals occurred on March 25, 2008.
Other Lawsuits
As previously disclosed, on July 29, 2005, a New Jersey state trial court certified a nationwide class of third-party payors (such as unions and health insurance plans) that paid in whole or in part for the Vioxx used by their plan members or insureds. The named plaintiff in that case sought recovery of certain Vioxx purchase costs (plus penalties) based on allegations that the purported class members paid more for Vioxx than they would have had they known of the product’s alleged risks. On March 31, 2006, the New Jersey Superior Court, Appellate Division, affirmed the class certification order. On September 6, 2007, the New Jersey Supreme Court reversed the certification of a nationwide class action of third-party payors, finding that the suit does not meet the requirements for a class action. Claims of certain individual third-party payors remain pending in the New Jersey court, and counsel representing various third-party payors have filed additional such actions. Judge Higbee lifted the stay on these cases and the parties are currently discussing discovery issues.
Plaintiffs’ counsel in Martin-Kleinman v. Merck, which is a putative consumer class action in New Jersey, pending before Judge Higbee, have filed a new, putative nationwide consumer class action. The action was removed to federal court, and the JPML (as defined below) has issued an order transferring the new case to the MDL.
There are also pending in various U.S. courts putative class actions purportedly brought on behalf of individual purchasers or users of Vioxx claiming either reimbursement of alleged economic loss or an entitlement to medical monitoring. All of these cases are at early procedural stages, and no class has been certified. In New Jersey, the trial court dismissed the complaint in the case of Sinclair v. Merck, a purported statewide medical monitoring class. The Appellate Division reversed the dismissal, and the issue is now on appeal to the New Jersey Supreme Court. That court heard argument on October 22, 2007.
As previously reported, the Company has also been named as a defendant in separate lawsuits brought by the Attorneys General of seven states, and the City of New York. A Colorado taxpayer has also filed a derivative suit, on behalf of the State of Colorado, naming the Company. These actions allege that the Company misrepresented the safety of Vioxx and seek (i) recovery of the cost of Vioxx purchased or reimbursed by the state and its agencies; (ii) reimbursement of all sums paid by the state and its agencies for medical services for the treatment of persons

Notes to Consolidated Financial Statements (unaudited) (continued)
injured by Vioxx; (iii) damages under various common law theories; and/or (iv) remedies under various state statutory theories, including state consumer fraud and/or fair business practices or Medicaid fraud statutes, including civil penalties. In addition, the Company has been named in three other lawsuits containing similar allegations filed by governmental entities seeking the reimbursement of alleged Medicaid expenditures for Vioxx. Those lawsuits are (1) a class action filed by Santa Clara County, California on behalf of all similarly situated California counties, and (2) actions filed by Erie County and Chautauqua County, New York. With the exception of the case filed by the Texas Attorney General (which remains in Texas state court and is currently scheduled for trial in September 2009) and the Erie and Chautauqua County cases (which are pending transfer), the rest of the actions described in this paragraph have been transferred to the federal MDL and have not experienced significant activity to date.
Shareholder Lawsuits
As previously disclosed, in addition to the Vioxx Product Liability Lawsuits, the Company and various current and former officers and directors are defendants in various putative class actions and individual lawsuits under the federal securities laws and state securities laws (the “Vioxx Securities Lawsuits”). All of the Vioxx Securities Lawsuits pending in federal court have been transferred by the Judicial Panel on Multidistrict Litigation (the “JPML”) to the United States District Court for the District of New Jersey before District Judge Stanley R. Chesler for inclusion in a nationwide MDL (the “Shareholder MDL”). Judge Chesler has consolidated the Vioxx Securities Lawsuits for all purposes. The putative class action, which requested damages on behalf of purchasers of Company stock between May 21, 1999 and October 29, 2004, alleged that the defendants made false and misleading statements regarding Vioxx in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and sought unspecified compensatory damages and the costs of suit, including attorneys’ fees. The complaint also asserted claims under Section 20A of the Securities and Exchange Act against certain defendants relating to their sales of Merck stock and under Sections 11, 12 and 15 of the Securities Act of 1933 against certain defendants based on statements in a registration statement and certain prospectuses filed in connection with the Merck Stock Investment Plan, a dividend reinvestment plan. On April 12, 2007, Judge Chesler granted defendants’ motion to dismiss the complaint with prejudice. Plaintiffs have appealed Judge Chesler’s decision to the United States Court of Appeals for the Third Circuit. Oral argument before the Court of Appeals is scheduled for June 24, 2008.
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
As previously disclosed, on August 15, 2005, a complaint was filed in Oregon state court by the State of Oregon through the Oregon state treasurer on behalf of the Oregon Public Employee Retirement Fund against the Company and certain current and former officers and directors under Oregon securities law. The Company has filed a motion for summary judgment which is pending. A trial date has been set for October 2008.
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
In addition, as previously disclosed, various putative class actions filed in federal court under the Employee Retirement Income Security Act (“ERISA”) against the Company and certain current and former officers and directors (the “Vioxx ERISA Lawsuits” and, together with the Vioxx Securities Lawsuits and the Vioxx Derivative Lawsuits, the “Vioxx Shareholder Lawsuits”) have been transferred to the Shareholder MDL and consolidated for all purposes. The consolidated complaint asserts claims on behalf of certain of the Company’s current and former employees who are

Notes to Consolidated Financial Statements (unaudited) (continued)
participants in certain of the Company’s retirement plans for breach of fiduciary duty. The lawsuits make similar allegations to the allegations contained in the Vioxx Securities Lawsuits. On July 11, 2006, Judge Chesler granted in part and denied in part defendants’ motion to dismiss the ERISA complaint. In October 2007, plaintiffs moved for certification of a class of individuals who were participants in and beneficiaries of the Company’s retirement savings plans at any time between October 1, 1998 and September 30, 2004 and whose plan accounts included investments in the Merck Common Stock Fund and/or Merck common stock. That motion is pending. On April 16, 2008, Plaintiffs filed a Motion for Leave to Supplement the Amended Complaint to add allegations relating to Vytorin and seeking to add additional defendants, including Richard T. Clark and additional members of the Board of Directors. That motion is also pending.
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
As previously disclosed, the Company’s upper level excess insurers (which provide excess insurance potentially applicable to all of the Vioxx Lawsuits) had commenced an arbitration seeking, among other things, to cancel those policies, to void all of their obligations under those policies and to raise other coverage issues with respect to the Vioxx Lawsuits. As previously disclosed, in November 2007, the tribunal in the arbitration ruled in the Company’s favor ordering the upper level excess insurers to comply with their obligations under the policies. The Company recorded a $455 million gain in the fourth quarter of 2007 as a result of certain other settlements and the tribunal’s decision. In addition, prior to recording the gain in the fourth quarter of 2007, as a result of settlements with, and payments made by, certain of its insurers, the Company had previously received insurance proceeds of approximately $145 million. In the first quarter of 2008, the Company resolved substantially all of its claims against lower level excess insurers for reimbursement for amounts paid in connection with Vioxx Product Liability Lawsuits. As a result of settlements that have been made, the Company will not recover the full amount of the limits discussed in the first paragraph of this section. The Company has no additional insurance for the Vioxx Product Liability Lawsuits.
The Company has Directors and Officers insurance coverage applicable to the Vioxx Securities Lawsuits and Vioxx Derivative Lawsuits with stated upper limits of approximately $190 million. The Company has Fiduciary and other insurance for the Vioxx ERISA Lawsuits with stated upper limits of approximately $275 million. As a result of the arbitration referenced above, additional insurance coverage for these claims should also be available, if needed, under upper-level excess policies that provide coverage for a variety of risks. There are disputes with the insurers about the availability of some or all of the Company’s insurance coverage for these claims and there are likely to be additional disputes. The amounts actually recovered under the policies discussed in this paragraph may be less than the stated upper limits.

Notes to Consolidated Financial Statements (unaudited) (continued)
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
As previously disclosed, the Company has received a number of Civil Investigative Demands (“CID”) from a group of Attorneys General from 31 states and the District of Columbia who are investigating whether the Company violated state consumer protection laws when marketing Vioxx. The Company is cooperating with the Attorneys General in responding to the CIDs. As previously disclosed, in the first quarter of 2008 the Company recorded a $55 million charge in connection with the anticipated resolution of this investigation. The resolution of this matter is still subject to execution of definitive agreements.
In addition, the Company received a subpoena in September 2006 from the State of California Attorney General seeking documents and information related to the placement of Vioxx on California’s Medi-Cal formulary. The Company is cooperating with the Attorney General in responding to the subpoena.
Reserves
As discussed above, on November 9, 2007, Merck entered into the Settlement Agreement with the law firms that comprise the executive committee of the PSC of the federal Vioxx MDL as well as representatives of plaintiffs’ counsel in the Texas, New Jersey and California state coordinated proceedings to resolve state and federal MI and IS claims filed as of that date in the United States. The Settlement Agreement, which also applies to tolled claims, was signed by the parties after several meetings with three of the four judges overseeing the coordination of more than 95 percent of the U.S. Vioxx Product Liability Lawsuits. The Settlement Agreement applies only to U.S. legal residents and those who allege that their MI or IS occurred in the United States. As a result of entering into the Settlement Agreement, the Company recorded a pretax charge of $4.85 billion in 2007 which represents the fixed aggregate amount to be paid to plaintiffs qualifying for payment under the Settlement Program.
The Company currently anticipates that certain Vioxx Product Liability Lawsuits will be tried in 2008. A trial in the Oregon securities case is scheduled for 2008, but the Company cannot predict whether this trial will proceed on schedule or the timing of any of the other Vioxx Shareholder Lawsuit trials. The Company believes that it has meritorious defenses to the Vioxx Lawsuits and will vigorously defend against them. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek indeterminate damages, the Company is unable to predict the outcome of these matters, and at this time cannot reasonably estimate the possible loss or range of loss with respect to the Vioxx Lawsuits not included in the Settlement Program. The Company has not established any reserves for any potential liability relating to the Vioxx Lawsuits not included in the Settlement Program or the Vioxx Investigations (other than as set forth above), including for those cases in which verdicts or judgments have been entered against the Company, and are now in post-verdict proceedings or on appeal. In each of those cases the Company believes it has strong points to raise on appeal and therefore that unfavorable outcomes in such cases are not probable. Unfavorable outcomes in the Vioxx Litigation (as defined below) could have a material adverse effect on the Company’s financial position, liquidity and results of operations.
Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. As of December 31, 2007, the Company had a reserve of $5.372 billion which represented the aggregate amount to be paid under the Settlement Agreement and its future legal defense costs related to (i) the Vioxx Product Liability Lawsuits, (ii) the Vioxx Shareholder Lawsuits, (iii) the Vioxx Foreign Lawsuits, and (iv) the Vioxx Investigations (collectively, the “Vioxx Litigation”). During the first quarter of 2008, the Company spent approximately $79 million in the aggregate in legal defense costs related to the Vioxx Litigation. Also in the first quarter of 2008, as discussed above, the Company recorded a pretax charge of $55 million in connection with the anticipated resolution of the previously-disclosed investigation by a group of Attorneys General from 31 states and the District of Columbia with respect to the Company’s marketing of Vioxx. Thus, as of March 31, 2008, the Company had a reserve of $5.348 billion related to the Vioxx Litigation.
Some of the significant factors considered in the review of the reserve were as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of the

Notes to Consolidated Financial Statements (unaudited) (continued)
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
Other Product Liability Litigation
As previously disclosed, the Company is a defendant in product liability lawsuits in the United States involving Fosamax (the “Fosamax Litigation”). As of March 31, 2008, approximately 465 cases, which include approximately 940 plaintiff groups had been filed and were pending against Merck in either federal or state court, including 3 cases which seek class action certification, as well as damages and medical monitoring. In these actions, plaintiffs allege, among other things, that they have suffered osteonecrosis of the jaw, generally subsequent to invasive dental procedures such as tooth extraction or dental implants, and/or delayed healing, in association with the use of Fosamax. On August 16, 2006, the JPML ordered that the Fosamax product liability cases pending in federal courts nationwide should be transferred and consolidated into one multidistrict litigation (the “Fosamax MDL”) for coordinated pre-trial proceedings. The Fosamax MDL has been transferred to Judge John Keenan in the United States District Court for the Southern District of New York. As a result of the JPML order, approximately 410 of the cases are before Judge Keenan. Judge Keenan has issued a Case Management Order setting forth a schedule governing the proceedings which focuses primarily upon resolving the class action certification motions in 2007 and completing fact discovery in an initial group of 25 cases by August 1, 2008. Briefing and argument on plaintiffs’ motions for certification of medical monitoring classes were completed in 2007 and Judge Keenan issued an order denying the motions on January 3, 2008. On January 28, 2008, Judge Keenan issued a further order dismissing with prejudice all class claims asserted in the first four class action lawsuits filed against Merck that sought personal injury damages and/or medical monitoring relief on a class wide basis. Discovery is ongoing in both the Fosamax MDL litigation as well as in various state court cases. The Company intends to defend against these lawsuits.
As of December 31, 2007, the Company had a remaining reserve of approximately $27 million solely for its future legal defense costs for the Fosamax Litigation. During the first quarter of 2008, the Company spent approximately $7 million and added $40 million to its reserve. Consequently, as of March 31, 2008, the Company had a reserve of approximately $60 million. Some of the significant factors considered in the establishment of the reserve for the Fosamax Litigation legal defense costs and its adjustment were as follows: the actual costs incurred by the Company thus far; the development of the Company’s legal defense strategy and structure in light of the creation of the Fosamax MDL; the number of cases being brought against the Company; and the anticipated timing, progression, and related costs of pre-trial activities in the Fosamax Litigation. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves. Due to the uncertain nature of litigation, the Company is unable to estimate its costs beyond 2009. The Company has not established any reserves for any potential liability relating to the Fosamax Litigation. Unfavorable outcomes in the Fosamax Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.
Commercial/Securities Litigation
As previously disclosed, since December 2007, the Company and its joint-venture partner, Schering-Plough, have received several letters addressed to both companies from the House Committee on Energy and Commerce, its Subcommittee on Oversight and Investigations, and the Ranking Minority Member of the Senate Finance Committee, collectively seeking a combination of witness interviews, documents and information on a variety of issues related to the ENHANCE clinical trial, the sale and promotion of Vytorin, as well as sales of stock by corporate officers. On January 25, 2008, the companies and the MSP Partnership each received two subpoenas from the New York State Attorney General’s Office seeking similar information and documents. Merck and Schering-Plough have also each received a letter from the Office of the Connecticut Attorney General dated February 1, 2008 requesting documents related to the marketing and sale of Vytorin and Zetia and the timing of disclosures of the results of ENHANCE. Merck and Schering-Plough also received subpoenas dated April 4, 2008, from the Office of the New Jersey Attorney General seeking documents related to the ENHANCE trial and the sale and marketing of Vytorin. The Company is cooperating with these investigations and working with Schering-Plough to respond to the inquiries. In addition, since mid-January 2008, the Company has become aware of or been served with approximately 120 civil class action lawsuits alleging

Notes to Consolidated Financial Statements (unaudited) (continued)
common law and state consumer fraud claims in connection with the MSP Partnership’s sale and promotion of Vytorin and Zetia. Certain of those lawsuits allege personal injuries and/or seek medical monitoring.
Also, as previously disclosed, on April 3, 2008, a Merck shareholder filed a putative class action lawsuit in federal court in the Eastern District of Pennsylvania alleging that Merck and its Chairman, President and Chief Executive Officer, Richard T. Clark, violated the federal securities laws. Specifically, the complaint alleges that Merck delayed releasing unfavorable results of a clinical study regarding the efficacy of Vytorin and that Merck made false and misleading statements about expected earnings, knowing that once the results of the Vytorin study were released, sales of Vytorin would decline and Merck’s earnings would suffer. On April 22, 2008, a member of a Merck ERISA plan filed a putative class action lawsuit against the Company and certain of its officers and directors alleging they breached their fiduciary duties under ERISA. Plaintiff alleges that the ERISA plan’s investment in Company stock was imprudent because the Company’s earnings are dependent on the commercial success of its cholesterol drug Vytorin and that defendants knew or should have known that the results of a scientific study would cause the medical community to turn to less expensive drugs for cholesterol management. The Company intends to defend the lawsuits referred to in this section vigorously. Unfavorable outcomes resulting from the government investigations or the civil litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.
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
The Company and AstraZeneca received notice in October 2005 that Ranbaxy Laboratories Ltd. (“Ranbaxy”) had filed an ANDA for esomeprazole magnesium. The ANDA contains Paragraph IV challenges to patents on Nexium. On November 21, 2005, the Company and AstraZeneca sued Ranbaxy in the United States District Court in New Jersey. Accordingly, FDA approval of Ranbaxy’s ANDA was stayed for 30 months until April 2008 or until an adverse court decision, if any, whichever may occur earlier. As previously disclosed, AstraZeneca, Merck and Ranbaxy have entered into a settlement agreement which provides that Ranbaxy will not bring its generic esomprazole product to market in the United States until May 27, 2014.
The Company and AstraZeneca received notice in January 2006 that IVAX Pharmaceuticals, Inc., subsequently acquired by Teva Pharmaceuticals (“Teva”), had filed an ANDA for esomeprazole magnesium. The ANDA contains Paragraph IV challenges to patents on Nexium. On March 8, 2006, the Company and AstraZeneca sued Teva in the United States District Court in New Jersey. Accordingly, FDA approval of Teva’s ANDA is stayed for 30 months until September 2008 or until an adverse court decision, if any, whichever may occur earlier. In January 2008, the Company and AstraZeneca sued Dr. Reddy’s in the District Court in New Jersey based on Dr. Reddy’s filing of an ANDA for esomeprazole magnesium. Accordingly, FDA approval of Dr. Reddy’s ANDA is stayed for 30 months until July 2010 or until an adverse court decision, if any, whichever may occur earlier.
Other Litigation
As previously disclosed, in February 2008, an individual shareholder delivered a letter to the Company’s Board of Directors demanding that the Board take legal action against the responsible individuals to recover the amounts paid by the Company to resolve the governmental investigations, which were settled in February 2008. As part of the settlement, the Company agreed to pay approximately $649 million plus interest and reasonable fees and expenses to the government.
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
Three notices of appeal were filed and the appellate court heard oral argument in May 2005. On December 8, 2005, the appellate court issued a decision vacating the District Court’s judgment and remanding the cases to the District Court to allow the District Court to resolve certain jurisdictional issues. A hearing was held to address such issues on February 24, 2006. The District Court issued a ruling on August 10, 2006 resolving such jurisdictional issues in favor of the settling plaintiffs. The class members and the other party that had previously appealed the District Court’s judgment renewed their appeals. On October 4, 2007, the renewed appeals were affirmed in part and vacated in part by the federal court of appeals. The appeals court remanded the class settlement for further proceedings in the District Court. The amended settlement and proposed notice have been filed and a hearing on the settlement is expected in the second quarter of 2008.
After the spin-off of Medco Health, Medco Health assumed substantially all of the liability exposure for the matters discussed in the foregoing two paragraphs. These cases are being defended by Medco Health.

Notes to Consolidated Financial Statements (unaudited) (continued)
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

The following table provides amounts of share-based compensation cost recorded in the Consolidated Statement of Income:

	Three Months Ended
	March 31,
($ in millions)	2008	2007

Pretax share-based compensation expense	$91.0	$97.0
Income tax benefits	(28.7)	(30.4)

Total share-based compensation expense, net of tax	$62.3	$66.6

During the first three months of 2008 and 2007, the Company granted 32.2 million options and 31.1 million options, respectively, related to its annual grant and other grants. The weighted average fair value of options granted for the first three months of 2008 and 2007 was $10.20 and $9.04 per option, respectively, and was determined using the following assumptions:

	Three Months Ended
	March 31,
	2008	2007

Expected dividend yield	3.4%	3.4%
Risk-free interest rate	2.7%	4.4%
Expected volatility	30.8%	24.3%
Expected life (years)	6.1	5.7

At March 31, 2008, there was $730.4 million of total pretax unrecognized compensation expense related to nonvested stock options, RSU and PSU awards which will be recognized over a weighted average period of 2.4 years. For segment reporting, share-based compensation costs are unallocated expenses.

9.	Pension and Other Postretirement Benefit Plans

The Company has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. The net cost of such plans consisted of the following components:

Notes to Consolidated Financial Statements (unaudited) (continued)

	Three Months Ended
	March 31,
($ in millions)	2008	2007

Service cost	$92.7	$92.1
Interest cost	107.3	92.0
Expected return on plan assets	(148.0)	(121.4)
Net amortization	22.6	34.2
Termination benefits	5.5	7.1

	$80.1	$104.0

The Company provides medical, dental and life insurance benefits, principally to its eligible U.S. retirees and similar benefits to their dependents, through its other postretirement benefit plans. The net cost of such plans consisted of the following components:

	Three Months Ended
	March 31,
($ in millions)	2008	2007

Service cost	$22.2	$21.1
Interest cost	30.8	25.9
Expected return on plan assets	(34.6)	(30.3)
Net amortization	(3.8)	(2.5)
Termination benefits	1.2	0.9
Curtailments	(0.6)	—

	$15.2	$15.1

In connection with restructuring actions (see Note 2), the Company recorded termination charges for the three months ended March 31, 2008 and 2007 on its pension and other postretirement benefit plans related to expanded eligibility for certain employees exiting the Company. Also, in connection with these restructuring actions, the Company recorded curtailment gains on its other postretirement benefit plans for the three months ended March 31, 2008.
10.	Other (Income) Expense, Net

Other (income) expense, net, consisted of:

	Three Months Ended
	March 31,
($ in millions)	2008	2007

Interest income	$(169.5)	$(181.7)
Interest expense	72.6	102.4
Exchange losses (gains)	12.6	(19.6)
Minority interests	31.9	30.6
Other, net	(2,124.9)	(187.7)

	$(2,177.3)	$(256.0)

Other, net in 2008 primarily reflects an aggregate gain from AZLP of $2.2 billion (see Note 5) and a gain of $249 million related to the sale of the Company’s remaining worldwide rights to Aggrastat, partially offset by a $300 million expense for a contribution to the Merck Company Foundation and a $55 million charge related to the anticipated resolution of an investigation into whether the Company violated consumer protection laws with respect to the sales and marketing of Vioxx (see Note 7). Other, net in 2007 primarily reflects the favorable impact of gains on sales of assets and product divestitures. Interest paid for the three months ended March 31, 2008 and 2007 was $68.9 million and $101.7 million, respectively.
11.	Taxes on Income

The effective tax rate of 25.1% for the first quarter of 2008 reflects the unfavorable impact of the AZLP gain being fully taxable in the United States at a combined federal and state tax rate of approximately 36.3%, partially offset by the

Notes to Consolidated Financial Statements (unaudited) (continued)
favorable impact of approximately 4 percentage points relating to the first quarter realization of foreign tax credits. In the first quarter of 2008, the Company decided to repatriate certain prior years foreign earnings which will result in a utilization of foreign tax credits. These foreign tax credits arose as a result of tax payments made outside of the United States in prior years that became realizable in the current period based on a change in the Company’s repatriation plans. The effective tax rate of 24.4% for the first quarter of 2007 reflects the impact of costs associated with the global restructuring program.
As previously disclosed, Merck’s Canadian tax returns for the years 1998 through 2004 are being examined by the Canada Revenue Agency (“CRA”). In October 2006, the CRA issued the Company a notice of reassessment containing adjustments related to certain intercompany pricing matters, which result in additional Canadian and provincial tax due of approximately $1.6 billion (U.S. dollars) plus interest of approximately $910 million (U.S. dollars). In addition, in July 2007, the CRA proposed additional adjustments for 1999 relating to another intercompany pricing matter. The adjustments would increase Canadian tax due by approximately $22 million (U.S. dollars) plus $22 million (U.S. dollars) of interest. It is possible that the CRA will propose similar adjustments for later years. The Company disagrees with the positions taken by the CRA and believes they are without merit. The Company intends to contest the assessments through the CRA appeals process and the courts if necessary. In connection with the appeals process, during 2007, the Company pledged collateral to two financial institutions, one of which provided a guarantee to the CRA and the other to the Quebec Ministry of Revenue representing a portion of the tax and interest assessed. The collateral is included in Other Assets in the Consolidated Balance Sheet and totaled approximately $1.4 billion at March 31, 2008. The Company has previously established reserves for these matters. While the resolution of these matters may result in liabilities higher or lower than the reserves, management believes that resolution of these matters will not have a material effect on the Company’s financial position or liquidity. However, an unfavorable resolution could have a material adverse effect on the Company’s results of operations or cash flows in the quarter in which an adjustment is recorded or tax is due.

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

The weighted average common shares used in the computations of basic earnings per common share and earnings per common share assuming dilution (shares in millions) are as follows:

	Three Months Ended
	March 31,
	2008	2007

Average common shares outstanding	2,160.3	2,166.1
Common shares issuable(1)	14.4	13.9

Average common shares outstanding assuming dilution	2,174.7	2,180.0

(1)	Issuable primarily under share-based compensation plans.
For the three months ended March 31, 2008 and 2007, 202.8 million and 207.0 million, respectively, of common shares issuable under the Company’s share-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.
13.	Comprehensive Income

Comprehensive income was $3,364.3 million and $1,776.0 million for the three months ended March 31, 2008 and 2007, respectively.

Notes to Consolidated Financial Statements (unaudited) (continued)
14.	Segment Reporting
The Company’s operations are principally managed on a products basis and are comprised of two reportable segments: the Pharmaceutical segment and the Vaccines and Infectious Diseases segment. Segment composition reflects certain managerial changes that were implemented in early 2008. In addition, in the first quarter of 2008, the Company revised the calculation of segment profits to include a greater allocation of costs to the segments. Segment disclosures for 2007 have been recast on a comparable basis with 2008.
The Pharmaceutical segment includes human health pharmaceutical products marketed either directly or through joint ventures. These products consist of therapeutic and preventive agents, sold by prescription, for the treatment of human disorders. Merck sells these human health pharmaceutical products primarily to drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. The Vaccines and Infectious Diseases segment includes human health vaccine and infectious disease products marketed either directly or through joint ventures. Vaccine products consist of preventive pediatric, adolescent and adult vaccines, primarily administered at physician offices. Merck sells these human health vaccines primarily to physicians, wholesalers, physician distributors and government entities. A large component of pediatric and adolescent vaccines is sold to the U.S. Centers for Disease Control and Prevention Vaccines for Children program, which is funded by the U.S. government. Infectious disease products consist of therapeutic agents for the treatment of infection sold primarily to drug wholesalers, retailers, hospitals and government agencies. The Vaccines and Infectious Diseases segment includes the aggregate majority of the Company’s vaccine and infectious disease product sales, but excludes sales of these products by non-U.S. subsidiaries, which are included in the Pharmaceutical segment.
Other segments include other non-reportable human and animal health segments.

Revenues and profits for these segments are as follows:

	Three Months Ended
	March 31,
($ in millions)	2008	2007

Segment revenues:
Pharmaceutical segment	$4,811.4	$4,774.1
Vaccines and Infectious Diseases segment	985.6	931.5
Other segment revenues	25.0	36.7

	$5,822.0	$5,742.3

Segment profits:(1)
Pharmaceutical segment	$3,119.3	$3,241.5
Vaccines and Infectious Diseases segment	624.6	510.5
Other segment profits	145.9	154.1

	$3,889.8	$3,906.1

(1)	Includes the majority of Equity income from affiliates.

Notes to Consolidated Financial Statements (unaudited) (continued)

Sales (1) of the Company’s products were as follows:

	Three Months Ended
	March 31,
($ in millions)	2008	2007

Pharmaceutical:
Singulair	$1,103.8	$1,002.0
Cozaar/Hyzaar	846.9	798.0
Fosamax	469.8	742.2
Januvia	272.1	87.0
Cosopt/Trusopt	201.3	186.1
Zocor	179.1	258.4
Maxalt	121.6	107.4
Propecia	105.0	95.3
Vasotec/Vaseretic	95.7	121.6
Arcoxia	93.4	80.4
Proscar	85.0	125.3
Emend	59.6	47.6
Janumet	58.4	—
Other pharmaceutical (2)	589.9	693.9
Vaccine and infectious disease product sales included in the Pharmaceutical segment (3)	529.8	428.9

Pharmaceutical segment revenues	4,811.4	4,774.1

Vaccines(4) and Infectious Diseases:
Gardasil	390.4	365.4
RotaTeq	190.1	85.0
Zostavax	73.5	42.7
ProQuad/M-M-R II/Varivax	225.6	246.1
Hepatitis vaccines	33.9	71.5
Other vaccines	72.6	92.1
Primaxin	202.6	197.0
Cancidas	148.9	134.1
Crixivan/Stocrin	75.3	82.3
Invanz	55.5	41.6
Isentress	46.5	2.5
Other infectious disease	0.5	0.1
Vaccine and infectious disease product sales included in the Pharmaceutical segment (3)	(529.8)	(428.9)

Vaccines and Infectious Diseases segment revenues	985.6	931.5

Other segment (5)	25.0	36.7

Total segment revenues	5,822.0	5,742.3

Other (6)	0.1	27.1

	$5,822.1	$5,769.4

(1)	Presented net of discounts and returns.

(2)	Other pharmaceutical primarily includes sales of other human pharmaceutical products and revenue from the Company’s relationship with AstraZeneca LP primarily relating to sales of Nexium, as well as Prilosec. Revenue from AstraZeneca LP was $404.7 million and $497.6 million for the first quarter of 2008 and 2007, respectively.

(3)	Sales of vaccine and infectious disease products by non-U.S. subsidiaries are included in the Pharmaceutical segment.

(4)	These amounts do not reflect sales of vaccines sold in most major European markets through the Company’s joint venture, Sanofi Pasteur MSD, the results of which are reflected in Equity income from affiliates. These amounts do reflect supply sales to Sanofi Pasteur MSD.

(5)	Includes other non-reportable human and animal health segments.

(6)	Other revenues are primarily comprised of miscellaneous corporate revenues, sales related to divested products or businesses and other supply sales not included in segment results.

Notes to Consolidated Financial Statements (unaudited) (continued)
     A reconciliation of segment profits to Income Before Taxes is as follows:

	Three Months Ended
	March 31,
($ in millions)	2008	2007

Segment profits	$3,889.8	$3,906.1
Other profits	(12.1)	0.2
Adjustments	98.8	82.9
Unallocated:
Interest income	169.5	181.7
Interest expense	(72.6)	(102.4)
Equity income from affiliates	15.1	47.7
Depreciation and amortization	(363.1)	(466.4)
Research and development	(1,078.3)	(1,030.0)
Gain on distribution from AstraZeneca LP	2,222.7	—
Other expenses, net	(458.8)	(365.4)

	$4,411.0	$2,254.4

Segment profits are comprised of segment revenues less certain elements of materials and production costs and operating expenses, including the majority of equity income from affiliates and components of depreciation and amortization expenses. For internal management reporting presented to the chief operating decision maker, the Company does not allocate the vast majority of research and development expenses, general and administrative expenses, depreciation related to fixed assets utilized by nonmanufacturing divisions, as well as the cost of financing these activities. Separate divisions maintain responsibility for monitoring and managing these costs and, therefore, they are not included in segment profits.

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
Sales
Worldwide sales were $5.8 billion for the first quarter of 2008, an increase of 1% compared with the first quarter of 2007, primarily attributable to a 4% favorable effect from foreign exchange, partially offset by a 2% unfavorable effect from price changes and a nearly 2% unfavorable effect from volume. Revenue growth over 2007 reflects higher sales of Januvia and sales of Janumet for the treatment of type 2 diabetes, strong performance of Singulair, a medicine indicated for the chronic treatment of asthma and the relief of symptoms of allergic rhinitis, and growth of the Company’s vaccines, including RotaTeq, a vaccine to help protect against rotavirus gastroenteritis in infants and children, Varivax, a vaccine to help prevent chickenpox, Zostavax, a vaccine to help prevent shingles (herpes zoster), and Gardasil, a vaccine to help prevent cervical cancer, precancerous or dysplastic lesions, and genital warts caused by human papillomavirus (“HPV”) types 6, 11, 16 and 18. Sales growth also benefited from increased sales of Cozaar/Hyzaar* for hypertension and/or heart failure and sales of Isentress for the treatment of HIV infection. Sales growth was partially offset by lower sales of Fosamax for the treatment and prevention of osteoporosis. Fosamax and Fosamax Plus D lost market exclusivity in the United States in February 2008 and April 2008, respectively. Also offsetting sales growth were lower revenues from the Company’s relationship with AstraZeneca LP (“AZLP”) and lower sales of Zocor, the Company’s statin for modifying cholesterol which lost U.S. market exclusivity in 2006.

*	Cozaar and Hyzaar are registered trademarks of E.I. duPont de Nemours & Company, Wilmington, Delaware.

Sales of the Company’s products were as follows:

	Three Months Ended
	March 31,
($ in millions)	2008	2007

Pharmaceutical:
Singulair	$1,103.8	$1,002.0
Cozaar/Hyzaar	846.9	798.0
Fosamax	469.8	742.2
Januvia	272.1	87.0
Cosopt/Trusopt	201.3	186.1
Zocor	179.1	258.4
Maxalt	121.6	107.4
Propecia	105.0	95.3
Vasotec/Vaseretic	95.7	121.6
Arcoxia	93.4	80.4
Proscar	85.0	125.3
Emend	59.6	47.6
Janumet	58.4	—
Other pharmaceutical (1)	589.9	693.9
Vaccine and infectious disease product sales included in the Pharmaceutical segment (2)	529.8	428.9

Pharmaceutical segment revenues	4,811.4	4,774.1

Vaccines(3) and Infectious Diseases:
Gardasil	390.4	365.4
RotaTeq	190.1	85.0
Zostavax	73.5	42.7
ProQuad/M-M-R II/Varivax	225.6	246.1
Hepatitis vaccines	33.9	71.5
Other vaccines	72.6	92.1
Primaxin	202.6	197.0
Cancidas	148.9	134.1
Crixivan/Stocrin	75.3	82.3
Invanz	55.5	41.6
Isentress	46.5	2.5
Other infectious disease	0.5	0.1
Vaccine and infectious disease product sales included in the Pharmaceutical segment (2)	(529.8)	(428.9)

Vaccines and Infectious Diseases segment revenues	985.6	931.5

Other segment (4)	25.0	36.7

Total segment revenues	5,822.0	5,742.3

Other (5)	0.1	27.1

	$5,822.1	$5,769.4

(1)	Other pharmaceutical primarily includes sales of other human pharmaceutical products and revenue from the Company’s relationship with AZLP primarily relating to sales of Nexium, as well as Prilosec. Revenue from AZLP was $404.7 million and $497.6 million for the first quarter of 2008 and 2007, respectively.

(2)	Sales of vaccine and infectious disease products by non-U.S. subsidiaries are included in the Pharmaceutical segment.

(3)	These amounts do not reflect sales of vaccines sold in most major European markets through the Company’s joint venture, Sanofi Pasteur MSD, the results of which are reflected in Equity income from affiliates. These amounts do reflect supply sales to Sanofi Pasteur MSD.

(4)	Includes other non-reportable human and animal health segments.

(5)	Other revenues are primarily comprised of miscellaneous corporate revenues, sales related to divested products or businesses and other supply sales not included in segment results.
Sales by product are presented net of discounts and returns. The provision for discounts includes indirect customer discounts that occur when a contracted customer purchases directly through an intermediary wholesale purchaser, known as chargebacks, as well as indirectly in the form of rebates owed based upon definitive contractual agreements or legal requirements with private sector and public sector (Medicaid and Medicare Part D) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. These discounts, in the aggregate, reduced revenues by $547.5 million and $518.7 million for the three months ended March 31, 2008 and 2007, respectively. Inventory levels at key wholesalers for each of the Company’s major pharmaceutical products are generally less than one month.
Pharmaceutical Segment Revenues
Sales of the Pharmaceutical segment increased 1% to $4.81 billion in the first quarter of 2008 reflecting growth of Januvia, Singulair, Cozaar/Hyzaar and sales of Janumet, partially offset by declines in Fosamax, Nexium supply sales and Zocor.
Worldwide sales were strong for Singulair, reaching $1.1 billion for the first quarter of 2008, representing growth of 10% over the first quarter of 2007 reflecting the continued demand for asthma and seasonal and perennial allergic rhinitis medications. Singulair continues to be the number one prescribed product in the U.S. respiratory market.
Global sales of Cozaar and Hyzaar were $846.9 million for the first quarter of 2008, an increase of 6% compared with the first quarter of 2007, driven largely by the positive effect of foreign exchange. Cozaar and Hyzaar are among the leading members of the growing angiotensin receptor blocker class of medicines.
Global sales for Fosamax and Fosamax Plus D (marketed as Fosavance throughout the European Union (“EU”) and as Fosamac in Japan) were $469.8 million for the first quarter of 2008, representing a decline of 37% compared with the first quarter of 2007. Since most formulations of these medicines have lost U.S. marketing exclusivity, the Company is experiencing a significant decline in sales in the United States of Fosamax and Fosamax Plus D and the Company expects such declines to continue.
Global sales of Januvia, the first dipeptidyl peptidase-4 (“DPP-4”) inhibitor approved in the United States for use in the treatment of type 2 diabetes, were $272.1 million in the first quarter of 2008 compared with $87.0 million for the first quarter of 2007. Januvia was approved by the U.S. Food and Drug Administration (“FDA”) in October 2006 and by the European Commission (“EC”) in March 2007. DPP-4 inhibitors represent a class of prescription medications that improve blood sugar control in patients with type 2 diabetes by enhancing a natural body system called the incretin system.
Global sales of Janumet, Merck’s oral antihyperglycemic agent that combines sitagliptin (Merck’s DPP-4 inhibitor, Januvia) with metformin in a single tablet to target all three key defects of type 2 diabetes, were $58.4 million for the first quarter of 2008. Janumet, launched in the United States in April 2007, is approved, as an adjunct to diet and exercise, to improve blood sugar control in adult patients with type 2 diabetes who are not adequately controlled on metformin or sitagliptin alone, or in patients already being treated with the combination of sitagliptin and metformin. In February 2008, Merck received FDA approval to market Janumet as an initial treatment for type-2 diabetes.
In April 2008, the Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency recommended marketing approval for Janumet in the EU. The CHMP also recommended marketing approval for Tredaptive (nicotinic acid/ laropiprant, MSD) 1000 mg/20 mg tablets for patients with dyslipidemia or primary hypercholesterolemia. The CHMP issued its positive opinions following a review of comprehensive data supporting the efficacy, safety and tolerability profiles of Tredaptive and Janumet. EU marketing authorization by the EC is expected within 67 days from the date of the CHMP recommendations. If authorized, the decisions will be applicable to the 27 countries that are members of the EU, plus Norway and Iceland.
Worldwide sales of Zocor, Merck’s statin for modifying cholesterol, were $179.1 million in the first quarter of 2008, representing a decline of 31% over the first quarter of 2007 reflecting the continuing impact of the loss of U.S. market exclusivity in June 2006.
Other Pharmaceutical segment products experiencing growth in the first quarter of 2008 compared with the first quarter of 2007 include Maxalt to treat migraine pain, Cosopt to treat elevated intraocular pressure in patients with open-angle glaucoma or ocular hypertension, Arcoxia for the treatment of arthritis and pain, Emend for prevention of acute and delayed nausea and vomiting associated with moderately and highly emetogenic cancer chemotherapy, as well as for the treatment of post-operative nausea and vomiting, and Propecia for male pattern hair loss.
During the first quarter of 2008, Merck divested its remaining ownership of Aggrastat in foreign markets to Iroko Pharmaceuticals.

During the first quarter of 2008, the Company and AZLP entered into an agreement with Ranbaxy Laboratories Ltd. (“Ranbaxy”) to settle patent litigation with respect to esomeprazole (Nexium) which provides that Ranbaxy will not bring its generic esomeprazole product to market in the United States until May 27, 2014.
Vaccines and Infectious Diseases Segment Revenues
Sales of the Vaccines and Infectious Diseases segment increased to $985.6 million in the first quarter of 2008 compared with $931.5 million in the first quarter of 2007. The increase is primarily attributable to growth in RotaTeq, Varivax, Zostavax and sales of Isentress, partially offset by lower sales of ProQuad and hepatitis vaccines.
The following discussion of vaccine and infectious disease product sales includes total vaccine and infectious disease product sales, the aggregate majority of which are included in the Vaccines and Infectious Diseases segment and the remainder, representing sales of these products by non-U.S. subsidiaries, are included in the Pharmaceutical segment. These amounts do not reflect sales of vaccines sold in most major European markets through Sanofi Pasteur MSD (“SPMSD”), the Company’s joint venture with Sanofi Pasteur, the results of which are reflected in Equity income from affiliates (see “Selected Joint Venture and Affiliate Information” below). Supply sales to SPMSD are reflected in Vaccines and Infectious Diseases segment revenues.
Worldwide sales of the Company’s cervical cancer vaccine Gardasil, as recorded by Merck, were $390.4 million for the first quarter of 2008, an increase of 7% compared with the first quarter of 2007. During the first quarter of 2008, the Company initiated a program with respect to Gardasil that provided sales incentives in the form of volume discounts for private sector purchasers in the United States. The program terminated on February 29, 2008. Gardasil, the world’s top-selling HPV vaccine and only HPV vaccine available for use in the United States, currently is indicated for girls and women nine through 26 years of age for the prevention of cervical cancer, precancerous or dysplastic lesions, and genital warts caused by HPV types 6, 11, 16 and 18.
In March 2008, the FDA accepted, and designated for priority review, a supplemental Biologics License Application (“sBLA”) for the potential use of Gardasil in women aged 27 through 45. A priority designation is intended for products or indications that address unmet medical needs. Under the Prescription Drug User Fee Act, the FDA’s goal is to review and act on 90% of BLAs designated as priority review within six months of receipt. Additional applications under FDA review include data on protection against vaginal and vulvar cancer caused by HPV types 16 and 18, data on immune memory and data on cross protection. Clinical studies to evaluate the safety and efficacy of Gardasil in males 16 to 26 years of age continue and the Company expects to submit to the FDA an indication for males 9 to 26 years of age in 2008.
RotaTeq, Merck’s vaccine to help protect against rotavirus gastroenteritis in infants and children, achieved worldwide sales as recorded by Merck of $190.1 million for the first quarter of 2008 compared with $85.0 million for the first quarter of 2007. The increase was driven largely by the continued uptake in the United States and successful launches around the world. In addition, sales in the first quarter of 2008 benefited from a purchase to support the U.S. Centers for Disease Control and Prevention stockpile.
As previously disclosed, the Company has been working to resolve an issue related to the bulk manufacturing process for the Company’s varicella zoster virus (“VZV”)-containing vaccines. Manufacturing of bulk varicella has resumed; however, product will not be available until the changes have been fully validated and approved by the applicable regulatory agencies. This situation does not affect the quality of any of Merck’s VZV-containing vaccines currently on the market, any lots of vaccine in inventory that are ready for release to the market or any vaccines which will be filled and finished from existing VZV bulk. ProQuad, the Company’s combination vaccine that protects against measles, mumps, rubella and chickenpox, one of the VZV-containing vaccines, is currently not available for ordering; however, orders have been transitioned, as appropriate, to M-M-R II and Varivax. Total sales as recorded by Merck for ProQuad were $102.2 million for the first quarter of 2007.
Merck’s sales of Varivax, the Company’s vaccine for the prevention of chickenpox (varicella), were $148.7 million for the first quarter of 2008 compared with $103.7 million for the first quarter of 2007. Varivax is currently the only vaccine available in the United States to help protect against chickenpox due to the unavailability of ProQuad. Merck’s sales of M-M-R II, a vaccine to protect against measles, mumps, and rubella, were $66.9 million for the first quarter of 2008 compared with $40.1 million for the first quarter of 2007. Sales of Varivax and M-M-R II were affected by the unavailability of ProQuad. Combined sales of ProQuad, M-M-R II and Varivax decreased in the first quarter of 2008 compared with the first quarter of 2007.
In October 2007, the FDA granted Isentress accelerated approval for use in combination with other antiretroviral agents for the treatment of HIV-1 infection in treatment-experienced adult patients who have evidence of viral replication and HIV-1 strains resistant to multiple antiretroviral agents. Isentress is the first medicine to be approved in a new class of antiretroviral drugs called integrase inhibitors. Isentress works by inhibiting the insertion of HIV DNA into human DNA by the integrase enzyme. Inhibiting integrase from performing this essential function limits the ability of the virus to replicate and infect new cells. Merck is also conducting Phase III clinical trials of Isentress in the treatment-naïve (previously untreated) HIV population. Sales for Isentress were $46.5 million in the first quarter of 2008.

Other Vaccines and Infectious Diseases products experiencing growth in the first quarter of 2008 compared with the first quarter of 2007 include Zostavax, a vaccine to help prevent shingles (herpes zoster), Cancidas, an anti-fungal product, and Invanz, for the treatment of selected moderate to severe infection in adults.
The FDA conducts regular inspections of the Company’s facilities, as they do with all pharmaceutical companies. FDA officials recently conducted a detailed Good Manufacturing Practices (“GMP”) inspection of licensed biological vaccine products, bulk drug substances and drug components manufactured at Merck’s West Point, Pennsylvania facility. This type of inspection is conducted on a routine basis by the FDA and is designed to ensure GMP compliance of all pharmaceutical companies. After this inspection, on January 17, 2008, Merck received a copy of an inspection report known as a Form FDA 483. The report detailed 49 inspectional observations noted during the course of the 30 day inspection considered by the FDA to be deviations from GMP compliance. Following receipt of the Form FDA 483, Merck received a Warning Letter from the FDA dated as of April 28, 2008. The Warning Letter restated much of the information contained in the FDA Form 483 observations and primarily requested supplemental information and updates on Merck’s response to 12 of those observations. Merck is currently reviewing the Warning Letter and will respond to the FDA in writing within 15 business days of receipt of this letter, as required. The Company intends to meet with the FDA and is committed to working cooperatively with the FDA regarding this matter. The issuance of the Warning Letter does not affect any Merck vaccine products currently on the market or in inventory or the continued supply of the Company’s vaccine products. Failure to correct these deviations could result in further regulatory action.
Costs, Expenses and Other
In 2005, the Company initiated a series of steps to reduce its cost structure. In November 2005, the Company announced the initial phase of its global restructuring program designed to reduce the Company’s cost structure, increase efficiency, and enhance competitiveness. As part of this program, as of March 31, 2008, Merck has sold or closed five manufacturing sites and two preclinical sites. The Company also has, and may continue to, sell or close certain other facilities and related assets in connection with the restructuring program. As of March 31 2008, the Company has eliminated 8,100 positions company-wide and will continue to identify opportunities for further headcount reductions. The Company, however, continues to hire new employees as the business requires. Through the end of 2008, when the initial phase of the global restructuring program is expected to be substantially complete, the cumulative pretax costs are expected to range from $2.2 billion to $2.4 billion. Approximately 70% of the cumulative pretax costs are non-cash, relating primarily to accelerated depreciation for those facilities scheduled for closure. The Company expects to record charges of approximately $100 million to $300 million during 2008. The Company recorded pretax restructuring costs of $84.6 million ($55.9 million after-tax) and $186.1 million ($123.6 million after-tax) for the three months ended March 31, 2008 and 2007, respectively. These costs were comprised primarily of accelerated depreciation and separation costs recorded in Materials and production and Restructuring costs (see Note 2 to the consolidated financial statements). Merck continues to expect that this phase of its global restructuring program, combined with expected cost savings in marketing and administrative and research and development expenses, will yield cumulative pretax savings of $4.5 billion to $5.0 billion from 2006 through 2010.
On May 5, 2008, the Company announced plans to reduce the size of its U.S. sales force by 1,200 positions. The costs associated with these sales force reductions are included in the cost estimates in the preceding paragraph.
Materials and production costs were $1.24 billion for the first quarter of 2008, a decline of 19% compared with the first quarter of 2007. Included in the first quarter of 2008 and 2007 were costs associated with restructuring activities, primarily accelerated depreciation and asset impairment costs of $14.9 million and $118.1 million, respectively. (See Note 2 to the consolidated financial statements).
Gross margin was 78.7% in the first quarter of 2008 compared with 73.6% in the first quarter of 2007, which reflect 0.3 and 2.0 percentage point unfavorable impacts, respectively, relating to costs associated with restructuring activities. Gross margin in the first quarter of 2008 as compared with the first quarter of 2007 was favorably impacted by product mix and lower costs resulting from manufacturing efficiencies.
Marketing and administrative expenses were $1.85 billion for the first quarter of 2008, an increase of 3% compared with the first quarter of 2007. Expenses for the first quarter of 2008 include the impact of reserving an additional $40 million solely for future legal defense costs for Fosamax litigation.
Research and development expenses totaled $1.08 billion for the first quarter of 2008, an increase of 5% over the first quarter of 2007, largely reflecting an increase in development spending in support of the continued advancement of the research pipeline.
In March 2008, Merck and Dynavax Technologies Corporation (“Dynavax”) announced that the FDA had placed a clinical hold on the two Investigational New Drug (“IND”) applications for V270, an investigational hepatitis B vaccine being jointly developed for use in adults by Dynavax and Merck. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical trial or suspend an ongoing clinical trial. The FDA placed the clinical hold on the investigational vaccine because of a serious adverse event (“SAE”) that occurred in one subject who received V270 in a Phase III study being conducted outside the United States. The subject was preliminarily diagnosed as having Wegener’s granulomatosis, an uncommon disease in which the blood vessels are inflamed. All subjects in this Phase III study have received all doses per the study protocol and all will continue to be monitored. No additional clinical trials with V270 will be initiated until the clinical hold has been resolved. Dynavax and Merck, along with additional collaborators, including clinical investigators and leading experts, are evaluating the medical history of the individual who experienced the SAE to understand better the timing and onset of the disease symptoms, including whether it was a pre-existing condition or was related to vaccine administration. In April 2008, Dynavax and Merck received formal written notification from the FDA detailing a request for information relating to the clinical hold on the two INDs for V270. The FDA requested a review of clinical and preclinical safety data for V270 and all available information about the single case of Wegener’s granulomatosis reported in the Phase III trial. Dynavax and Merck plan to provide a complete response to the FDA query in a timely manner. The FDA will then determine whether the data provided are satisfactory for the continuation of the clinical program.
Also, in March 2008, Merck presented Phase III study results of MK-0524A (extended-release (“ER”) niacin/laropiprant) at the annual Scientific Session of the American College of Cardiology. Patients with dyslipidemia treated with MK-0524A reported significantly less flushing and significantly fewer discontinuations due to flushing than patients treated with Niaspan (Abbott). Niacin is a proven lipid-modifying agent; however, a major barrier to its use is the side effect of flushing. MK-0524A is an investigational lipid-modifying agent in development by Merck that combines Merck-developed ER niacin with the agent laropiprant, a novel flushing pathway inhibitor. The primary endpoint of the study was to compare the effect on flushing between the two treatment groups as measured by the number of days per week with moderate, severe or extreme flushing. Across the 16-week treatment period, patients on MK-0524A reported significantly less flushing compared to the Niaspan group, despite a study design in which patients on MK-0524A were on a higher dose of niacin therapy than patients on Niaspan throughout most of the study. Except for flushing which occurred more frequently in the Niaspan group, the safety profile of MK-0524A was similar to that of Niaspan.
Additionally, in March 2008, Merck announced that based on the recommendation of the Steering Committee for ACHIEVE (An Assessment of Coronary Health Using an Intima-Media Thickness Endpoint for Vascular Effects), a study of MK-0524A, further patient enrollment in the study has been placed on hold. The action will allow the Steering Committee to evaluate the current study design in light of scientific data from recent IMT (intima-media thickness) studies. Ongoing clinical studies with MK-0524A, including the 20,000 patient outcomes study known as HPS2-THRIVE, continue unchanged. The Steering Committee expects to meet in the near future to review additional analyses and options, and advise on a path forward for ACHIEVE. In the meantime, patients currently enrolled in ACHIEVE will continue to be followed according to the protocol and all study data will remain blinded. Merck has begun to notify study investigators and regulatory agencies of this decision. On April 28, 2008, Merck announced that it had received a not-approvable action letter from the FDA for the Company’s New Drug Application for MK-0524A for the treatment of primary hypercholesterolemia or mixed dyslipidemia. The Company plans to meet with the FDA and to submit additional information to enable the agency to further evaluate the benefit/risk profile of MK-0524A. Also, in the FDA’s letter, the agency rejected the proposed trade name Cordaptive for MK-0524A. At the appropriate time, the Company expects to pursue the alternative trade name Tredaptive for use in the United States.
Also presented in March 2008 at the annual Scientific Session of the American College of Cardiology were fifty-two week results of a two-year Phase III study of taranabant, Merck’s investigational medicine to treat obesity. The study on taranabant, Merck’s investigational cannabinoid-1 receptor blocker, showed patients experienced statistically significant weight loss when taking the drug in combination with diet and exercise. In this study, patients taking taranabant 2mg experienced more than double the amount of weight loss at 52 weeks compared to patients treated with placebo. Maximum weight loss in this study was achieved by week 36 and was maintained throughout the next 16 weeks of the study in patients taking taranabant 2mg. Patients in all treatment groups were placed on a diet and exercise regimen in addition to therapy or placebo. In addition, more than two times as many patients treated with taranabant 2mg lost 5% of their baseline body weight compared with patients on placebo at 52 weeks. Moreover, more than three times as many patients treated with taranabant 2mg lost 10% of their baseline body weight compared with patients on placebo at 52 weeks. The primary study efficacy endpoints were the change in body weight from baseline at 52 weeks and the change in the proportion of patients with at least 5% and 10% reduction in body weight at 52 weeks for both taranabant 2mg and 4mg. Based on the benefit-risk considerations and the lack of a substantial improvement in the efficacy of taranabant at the 4mg and 6mg doses seen in Merck’s clinical program compared to the 2mg dose, the Company has decided to continue to evaluate taranabant in doses up to and including 2mg in its Phase III studies. The most commonly reported adverse events in the study were gastrointestinal and occurred more frequently in patients taking taranabant. The incidences of psychiatric adverse events were greater at higher doses of taranabant. There were no significant differences in affect (crying, tearfulness, mood altered, mood swings), anxiety and depression adverse events groups between taranabant 2mg and placebo, but these adverse events occurred significantly more in the taranabant 4mg and 6mg groups compared to placebo. Irritability occurred more frequently in patients taking taranabant.
Also presented in March 2008 at the annual Scientific Session of the American College of Cardiology were the results of a Phase III pilot dose-ranging study of patients hospitalized with acute heart failure syndrome and renal impairment treated with rolofylline, an investigational adenosine A1 receptor antagonist in development by Merck. Rolofylline administered with intravenous (“IV”) loop diuretics was associated with improved dyspnea (shortness of breath) and preserved renal function compared to treatment with placebo and IV diuretics. In addition, in a post-hoc analysis, treatment with rolofylline was associated with a trend towards reduced 60-day mortality or hospital readmission for cardiovascular or renal causes. Rolofylline increases renal blood flow and urine production by blocking adenosine-mediated vasoconstriction of the afferent arterioles of the kidneys and inhibiting salt and water reabsorption by the kidney. In this small pilot study, the rates of adverse events seen across treatment groups were similar. The confirmatory Phase III studies with rolofylline 30mg are underway.
Merck continues to remain focused on augmenting its internal efforts by capitalizing on growth opportunities ranging from targeted acquisitions to research collaborations, licensing pre-clinical and clinical compounds and technology transactions to drive both near- and long-term growth.

Restructuring costs, primarily representing separation and other related costs associated with the Company’s global restructuring program, were $69.7 million and $65.8 million for the first quarter of 2008 and 2007, respectively. Amounts for the first quarter of 2008 were reduced by gains on sales of facilities and related assets of $48 million. (See Note 2 to the consolidated financial statements.)
Equity income from affiliates, which reflects the performance of the Company’s joint ventures and other equity method affiliates, was $652.1 million and $652.6 million for the first quarter of 2008 and 2007, respectively. These results reflect lower partnership returns from AZLP offset by higher equity income from the Merck/Schering-Plough partnership and SPMSD. (See Note 5 to the consolidated financial statements and “Selected Joint Venture and Affiliate Information” below.)
Other (income) expense, net in the first quarter 2008 primarily reflects an aggregate gain from AZLP of $2.2 billion (see Note 5) and a gain of $249 million related to the sale of the Company’s remaining worldwide rights to Aggrastat, partially offset by a $300 million expense for a contribution to the Merck Company Foundation and a $55 million charge related to the anticipated resolution of a previously disclosed investigation into whether the Company violated state consumer protection laws with respect to the sales and marketing of Vioxx (see Note 7 to the consolidated financial statements). Other (income) expense, net in the first quarter of 2007 primarily reflects the favorable impact of gains on sales of assets and product divestitures.
Segment Profits

	Three Months Ended
	March 31,
($ in millions)	2008	2007

Pharmaceutical segment	$3,119.3	$3,241.5
Vaccines and Infectious Diseases segment	624.6	510.5
Other segment	145.9	154.1
Other	521.2	(1,651.7)

Income before income taxes	$4,411.0	$2,254.4

Segment profits are comprised of segment revenues less certain elements of materials and production costs and operating expenses, including the majority of equity income from affiliates and components of depreciation and amortization expenses. For internal management reporting presented to the chief operating decision maker, the Company does not allocate the vast majority of research and development expenses, general and administrative expenses, depreciation related to fixed assets utilized by nonmanufacturing divisions, as well as the cost of financing these activities. Separate divisions maintain responsibility for monitoring and managing these costs and, therefore, they are not included in segment profits. Also excluded from the determination of segment profits are taxes paid at the joint venture level and a portion of equity income. Additionally, segment profits do not reflect other expenses from corporate and manufacturing cost centers and other miscellaneous income (expense). These unallocated items are reflected in “Other” in the above table. Also included in Other are miscellaneous corporate profits, operating profits related to divested products or businesses, other supply sales and adjustments to eliminate the effect of double counting certain items of income and expense.
Pharmaceutical segment profits decreased 4% in the first quarter of 2008, driven by a decline in Fosamax sales and Nexium supply sales.
Vaccines and Infectious Diseases segment profits increased 22% in the first quarter of 2008 compared with the first quarter of 2007. The increase was primarily driven by the solid performance of vaccines and the successful launch of Isentress. Vaccines and Infectious Diseases segment profits also reflect the results from SPMSD included in Equity income from affiliates.
The effective tax rate of 25.1% for the first quarter of 2008 reflects the unfavorable impact of the AZLP gain being fully taxable in the United States at a combined federal and state tax rate of approximately 36.3%, partially offset by the favorable impact of approximately 4 percentage points relating to the first quarter realization of foreign tax credits. In the first quarter of 2008, the Company decided to repatriate certain prior years foreign earnings which will result in a utilization of foreign tax credits. These foreign tax credits arose as a result of tax payments made outside of the United States in prior years that became realizable in the current period based on a change in the Company’s repatriation plans. The effective tax rate of 24.4% for the first quarter of 2007 reflects the impact of costs associated with the global restructuring program.
Net income was $3.30 billion for the first quarter of 2008 compared with $1.70 billion for the first quarter of 2007. Earnings per common share assuming dilution (“EPS”) for the first quarter of 2008 were $1.52 compared with $0.78 in the first quarter of 2007. The increase in net income and EPS in the first quarter of 2008 is primarily attributable to the impact of the gain on distribution from AZLP as discussed above, lower restructuring charges and the positive impact of the realization of foreign tax credits.
Selected Joint Venture and Affiliate Information
Merck/Schering-Plough Partnership
The Merck/Schering-Plough partnership (the “MSP Partnership”) reported combined global sales of Zetia and Vytorin of $1.2 billion for the first quarter of 2008, representing growth of 6% over the first quarter of 2007, and a sequential decline of 15% compared with the fourth quarter of 2007. Global sales of Zetia, the cholesterol-absorption inhibitor also marketed as Ezetrol outside the United States, were $581.7 million in the first quarter of 2008, an increase of 7% compared with the first quarter of 2007, and a sequential decline of 14% compared with the fourth quarter of 2007. Global sales of Vytorin, marketed outside the United States as Inegy, were $651.2 million in the first quarter of 2008, an increase of 4% compared with the first quarter of 2007, and a sequential decline of 16% compared with the fourth quarter of 2007.
As previously disclosed, in January 2008, the Company announced the results of ENHANCE, an imaging trial in 720 patients with heterozygous familial hypercholesterolemia, a rare genetic condition that causes very high levels of LDL “bad” cholesterol and greatly increases the risk for premature coronary artery disease. As previously reported, despite the fact that ezetimibe/simvastatin 10/80 mg (Vytorin) significantly lowered LDL “bad” cholesterol more than simvastatin 80 mg alone, there was no significant difference between treatment with ezetimibe/simvastatin and simvastatin alone on the pre-specified primary endpoint, a change in the thickness of carotid artery walls over two years as measured by ultrasound. There also were no significant differences between treatment with ezetimibe/simvastatin and simvastatin on the four pre-specified key secondary endpoints: percent of patients manifesting regression in the average carotid artery intima-media thickness (CA IMT); proportion of patients developing new carotid artery plaques >1.3 mm; changes in the average maximum CA IMT; and changes in the average CA IMT plus in the average common femoral artery IMT. In ENHANCE, when compared to simvastatin alone, ezetimibe/simvastatin significantly lowered LDL “bad” cholesterol, as well as triglycerides and C-reactive protein (CRP). Ezetimibe/simvastatin is not indicated for the reduction of CRP. In the ENHANCE study, the overall safety profile of ezetimibe/simvastatin in the study was generally consistent with the product label. The ENHANCE study was not designed nor powered to evaluate cardiovascular clinical events. IMPROVE-IT is underway and is designed to provide cardiovascular outcomes data for ezetimibe/simvastatin in patients with acute coronary syndrome. No incremental benefit of ezetimibe/simvastatin on cardiovascular morbidity and mortality over and above that demonstrated for simvastatin has been established. In March 2008, the results of ENHANCE were reported at the annual Scientific Session of the American College of Cardiology.
As previously disclosed, the Company anticipates that equity income from the MSP partnership will be lower than it originally forecasted for 2008 by $700 million.
See Note 7 to the consolidated financial statements for information with respect to litigation involving Merck and Schering-Plough Corporation (the “Partners”) and the MSP Partnership related to the sale and promotion of Zetia and Vytorin.
On April 25, 2008, the Partners announced that they had received a not-approvable letter from the FDA for the proposed fixed combination of loratadine/montelukast. Montelukast sodium, a leukotriene receptor antagonist, is sold by Merck as Singulair and loratadine, an antihistamine, is sold by Schering-Plough as Claritin, both of which are indicated for the relief of symptoms of allergic rhinitis. The Partners are evaluating the FDA’s response.
AstraZeneca LP
As previously disclosed, the 1999 AstraZeneca merger triggered a partial redemption in March 2008 of Merck’s limited partnership interest in AstraZeneca LP (“AZLP”). Upon this redemption, Merck received $4.3 billion from AZLP. This amount was based primarily on a multiple of Merck’s average annual variable returns derived from sales of the former Astra USA, Inc. products for the three years prior to the redemption (the “Limited Partner Share of Agreed Value”). Merck recorded a $1.5 billion pretax gain on the partial redemption. As a result of the partial redemption of Merck’s limited partnership interest, the Company will have lower Partnership returns (which are recorded in Equity income from affiliates) on a prospective basis resulting from a reduction of the priority return and the variable returns which were based, in part, upon sales of certain former Astra USA, Inc. products.

Also, as a result of the 1999 AstraZeneca merger, in exchange for Merck’s relinquishment of rights to future Astra products with no existing or pending U.S. patents at the time of the merger, Astra paid $967.4 million (the “Advance Payment”). The Advance Payment was deferred as it remained subject to a true-up calculation that was directly dependent on the fair market value in March 2008 of the Astra product rights retained by the Company. The calculated True-Up Amount of $243.7 million was returned to AZLP in March 2008 and Merck recognized a pretax gain of $723.7 million related to the residual Advance Payment balance.
In 1998, Astra purchased an option (the “Asset Option”) to buy Merck’s interest in the KBI products, excluding the gastrointestinal medicines Nexium and Prilosec (the “Non-PPI Products”), for a payment of $443.0 million, which was deferred. The Asset Option is exercisable in the first half of 2010 at an exercise price equal to the net present value as of March 31, 2008 of projected future pretax revenue to be received by the Company from the Non-PPI Products (the “Appraised Value”). Merck also had the right to require Astra to purchase such interest in 2008 at the Appraised Value. In February 2008, the Company advised AZLP that it would not exercise the Asset Option, thus the $443.0 million remains deferred.
The sum of the Limited Partner Share of Agreed Value, the Appraised Value and the True-Up Amount was guaranteed to be a minimum of $4.7 billion. Distribution of the Limited Partner Share of Agreed Value less payment of the True-Up Amount resulted in cash receipts to Merck of $4.0 billion and an aggregate pretax gain of $2.2 billion which is included in Other (income) expense, net. AstraZeneca’s purchase of Merck’s interest in the Non-PPI Products is contingent upon the exercise of the Asset Option by AstraZeneca in 2010 and, therefore, payment of the Appraised Value may or may not occur. Also, in March 2008, the outstanding loan from Astra in the amount of $1.38 billion plus interest through the redemption date was settled. As a result of these transactions, the Company received net proceeds from AZLP of $2.6 billion in the first quarter of 2008.
Sanofi Pasteur MSD
Total vaccine sales reported by SPMSD increased to $411.4 million in the first quarter of 2008 from $194.8 million for the first quarter of 2007 driven by higher sales of Gardasil. SPMSD sales of Gardasil were $239.8 million for the first quarter of 2008 and $30.2 million for the first quarter of 2007.
The Company records the results from its interest in the Merck/Schering-Plough partnership, AZLP and SPMSD in Equity income from affiliates.
Liquidity and Capital Resources

	March 31,	December 31,
($ in millions)	2008	2007

Cash and investments	$16,072.8	$15,390.0
Working capital	$7,250.0	$2,787.2
Total debt to total liabilities and equity	9.3%	11.9%

The increase in working capital was primarily attributable to net cash receipts from AZLP as discussed above in “Selected Joint Venture and Affiliate Information.”
During the first three months of 2008, cash provided by operating activities of $2.5 billion reflects $2.1 billion, of the total $4.0 billion received in connection with a partial redemption of the Company’s partnership interest in AZLP discussed above, representing a distribution of the Company’s accumulated earnings on its investment in AZLP since inception. Cash provided by operating activities in the first quarter of 2008 was also impacted by a $675 million payment made in connection with the previously disclosed resolution of investigations of civil claims by federal and state authorities relating to certain past marketing and selling activities. Cash used by operating activities of $1.3 billion for the same period of 2007 largely reflects the payment made under a previously disclosed settlement with the Internal Revenue Service. On an ongoing basis, cash provided by operations will continue to be the Company’s primary source of funds to finance operating needs and capital expenditures. Cash provided by investing activities in the first quarter of 2008 was $1.9 billion primarily reflecting the balance of the $4.0 billion distribution from AZLP representing a return of the Company’s investment in AZLP. Cash used in investing activities of $1.3 billion in the first three months of 2007 reflects the $1.1 billion payment made on January 3, 2007 in connection with the December 2006 acquisition of Sirna Therapeutics, Inc. Cash used in financing activities was $3.6 billion for the first quarter of 2008 compared with $1.2 billion in the first quarter of 2007 reflecting the $1.4 billion repayment of debt to AZLP in 2008 and higher purchases of treasury stock.
In March 2008, the Company entered into a $4.1 billion letter of credit agreement with a financial institution, which provides that if participation conditions under the U.S. Vioxx Settlement Agreement (see Note 7) are met or waived, a letter of credit will be executed and the

Company will pledge collateral to the financial institution of approximately $5.0 billion pursuant to the terms of the agreement. The letter of credit will satisfy certain conditions stipulated by the Settlement Agreement. The letter of credit amount and required collateral balances will decline as payments (after the first $750 million) under the Settlement Agreement are made.
During 2008, the Company anticipates that under the U.S. Vioxx Settlement Agreement, if participation conditions are met or waived, the Company will make payments of up to approximately $1.6 billion pursuant to the Settlement Agreement.
As previously disclosed, Merck’s Canadian tax returns for the years 1998 through 2004 are being examined by the Canada Revenue Agency (“CRA”). In October 2006, the CRA issued the Company a notice of reassessment containing adjustments related to certain intercompany pricing matters, which result in additional Canadian and provincial tax due of approximately $1.6 billion (U.S. dollars) plus interest of approximately $910 million (U.S. dollars). In addition, in July 2007, the CRA proposed additional adjustments for 1999 relating to another intercompany pricing matter. The adjustments would increase Canadian tax due by approximately $22 million (U.S. dollars) plus $22 million (U.S. dollars) of interest. It is possible that the CRA will propose similar adjustments for later years. The Company disagrees with the positions taken by the CRA and believes they are without merit. The Company intends to contest the assessments through the CRA appeals process and the courts if necessary. In connection with the appeals process, during 2007, the Company pledged collateral to two financial institutions, one of which provided a guarantee to the CRA and the other to the Quebec Ministry of Revenue representing a portion of the tax and interest assessed. The collateral is included in Other Assets in the Consolidated Balance Sheet and totaled approximately $1.4 billion at March 31, 2008. The Company has previously established reserves for these matters. While the resolution of these matters may result in liabilities higher or lower than the reserves, management believes that resolution of these matters will not have a material effect on the Company’s financial position or liquidity. However, an unfavorable resolution could have a material adverse effect on the Company’s results of operations or cash flows in the quarter in which an adjustment is recorded or tax is due.
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
Capital expenditures totaled $341.4 million and $200.7 million for the first three months of 2008 and 2007, respectively. Capital expenditures for full year 2008 are estimated to be $1.6 billion.
Dividends paid to stockholders were $830.8 million and $826.6 million for the first three months of 2008 and 2007, respectively. In February 2008, the Board of Directors declared a quarterly dividend of $0.38 per share on the Company’s common stock for the second quarter of 2008.
The Company purchased $1.4 billion of its common stock (29.1 million shares) for its Treasury during the first three months of 2008. The Company has approximately $3.7 billion remaining under the July 2002 treasury stock purchase authorization.
In April 2008, the Company extended the maturity date of its $1.5 billion, 5-year revolving credit facility from April 2012 to April 2013. The facility provides backup liquidity for the Company’s commercial paper borrowing facility and is to be used for general corporate purposes. The Company has not drawn funding from this facility.
Critical Accounting Policies
The Company’s significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2007. Certain of these accounting policies are considered critical as disclosed in the Critical Accounting Policies and Other Matters section of Management’s Discussion and Analysis in the Company’s 2007 Annual Report on Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. Other than the adoption of FAS 157, as discussed below (see also Note 3 to the consolidated financial statements), there have been no significant changes in the Company’s critical accounting policies since December 31, 2007.

Fair Value Measurements
On January 1, 2008, the Company adopted FAS 157, which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. FAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. FAS 157 describes three levels of inputs that may be used to measure fair value (see Note 3 to the consolidated financial statements). The Company’s Level 3 assets primarily include mortgage-backed and asset-backed securities, as well as certain corporate notes and bonds for which there was a decrease in the observability of market pricing for these investments. On January 1, 2008, the Company had $1,273.1 million invested in a short-term fixed income fund (the “Fund”). Due to market liquidity conditions, cash redemptions from the Fund were restricted. As a result of this restriction on cash redemptions, the Company did not consider the Fund to be traded in an active market with observable pricing on January 1, 2008 and these amounts were categorized as Level 3. On January 7, 2008, the Company elected to be redeemed-in-kind from the Fund and received its share of the underlying securities of the Fund. As a result, $1,099.7 million of the underlying securities were transferred out of Level 3 as it was determined these securities had observable markets. On March 31, 2008, $161.2 million of the investment securities associated with the redemption-in-kind remained classified in Level 3 (approximately 1.5% of the Company’s investment securities) as the securities contained at least one significant input which was unobservable (all of which were pledged under certain collateral arrangements (see Note 11 to the consolidated financial statements)). At March 31, 2008, these securities were valued primarily using broker pricing models that incorporate transaction details such as contractual terms, maturity, timing and amount of future cash inflows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at March 31, 2008.
Recently Issued Accounting Standards
In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”), which is effective January 1, 2009. FAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, FAS 161 requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format. Since FAS 161 requires only additional disclosures about the Company’s derivatives and hedging activities, the adoption of FAS 161 will not affect the Company’s financial position or results of operations.
In December 2007, the FASB ratified the consensus reached by the EITF on Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements. EITF 07-1 is effective for the Company beginning January 1, 2009 and will be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The Company is assessing the impact of adoption of EITF 07-1 on its financial position and results of operations.
In December 2007, the FASB issued Statements No. 141R, Business Combinations (“FAS 141R”), and No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”). FAS 141R expands the scope of acquisition accounting to all transactions under which control of a business is obtained. Among other things, FAS 141R requires that contingent consideration as well as contingent assets and liabilities be recorded at fair value on the acquisition date, that acquired in-process research and development be capitalized and recorded as intangible assets at the acquisition date, and also requires transaction costs and costs to restructure the acquired company be expensed. FAS 160 requires, among other things, that noncontrolling interests be recorded as equity in the consolidated financial statements. FAS 141R and FAS 160 are both effective January 1, 2009. The Company is assessing the impacts of these standards on its financial position and results of operations.
Legal Proceedings
The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including product liability, intellectual property, and commercial litigation, as well as additional matters such as antitrust actions. The following discussion is limited to recent developments concerning legal proceedings and should be read in conjunction with the consolidated financial statements contained in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Vioxx Litigation
Product Liability Lawsuits
As previously disclosed, individual and putative class actions have been filed against the Company in state and federal courts alleging personal injury and/or economic loss with respect to the purchase or use of Vioxx. All such actions filed in federal court are coordinated in a multidistrict litigation in the U.S. District Court for the Eastern District of Louisiana (the “MDL”) before District Judge Eldon E. Fallon. A number of such actions filed in state court are coordinated in separate coordinated proceedings in state courts in New Jersey, California and Texas, and the counties of Philadelphia, Pennsylvania and Washoe and Clark Counties, Nevada. As of March 31, 2008, the Company had been served or was aware that it had been named as a defendant in approximately 14,450 lawsuits, which include approximately 32,925 plaintiff groups, alleging personal injuries resulting from the use of Vioxx, and in approximately 260 putative class actions alleging personal injuries and/or economic loss. (All of the actions discussed in this paragraph are collectively referred to as the “Vioxx Product Liability Lawsuits”.) Of these lawsuits, approximately 9,200 lawsuits representing approximately 24,325 plaintiff groups are or are slated to be in the federal MDL and approximately 3,350 lawsuits representing approximately 3,350 plaintiff groups are included in a coordinated proceeding in New Jersey Superior Court before Judge Carol E. Higbee.
In addition to the Vioxx Product Liability Lawsuits discussed above, the claims of over 21,000 plaintiffs had been dismissed as of March 31, 2008. Of these, there have been over 2,250 plaintiffs whose claims were dismissed with prejudice (i.e., they cannot be brought again) either by plaintiffs themselves or by the courts. Over 18,750 additional plaintiffs have had their claims dismissed without prejudice (i.e., subject to the applicable statute of limitations, they can be brought again). Of these, 11,800 plaintiff groups represent plaintiffs who had lawsuits pending in the New Jersey Superior Court at the time of the Settlement Agreement described below and who have expressed an intent to enter the program established by the Settlement Agreement; Judge Higbee has dismissed these cases without prejudice for administrative reasons.
Merck entered into a tolling agreement (the “Tolling Agreement”) with the MDL Plaintiffs’ Steering Committee (“PSC”) that established a procedure to halt the running of the statute of limitations (tolling) as to certain categories of claims allegedly arising from the use of Vioxx by non-New Jersey citizens. The Tolling Agreement applied to individuals who have not filed lawsuits and may or may not eventually file lawsuits and only to those claimants who seek to toll claims alleging injuries resulting from a thrombotic cardiovascular event that results in a myocardial infarction (“MI”) or ischemic stroke (“IS”). The Tolling Agreement provided counsel additional time to evaluate potential claims. The Tolling Agreement required any tolled claims to be filed in federal court. As of March 31, 2008, approximately 12,760 claimants had entered into Tolling Agreements. The parties agreed that April 9, 2007 was the deadline for filing Tolling Agreements and no additional Tolling Agreements are being accepted.
On November 9, 2007, Merck announced that it had entered into an agreement (the “Settlement Agreement”) with the law firms that comprise the executive committee of the PSC of the federal Vioxx MDL as well as representatives of plaintiffs’ counsel in the Texas, New Jersey and California state coordinated proceedings to resolve state and federal MI and IS claims filed as of that date in the United States. The Settlement Agreement, which also applies to tolled claims, was signed by the parties after several meetings with three of the four judges overseeing the coordination of more than 95 percent of the U.S. Vioxx Product Liability Lawsuits. The Settlement Agreement applies only to U.S. legal residents and those who allege that their MI or IS occurred in the United States.
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
The Settlement Agreement provides that Merck does not admit causation or fault. Merck’s payment obligations under the Settlement Agreement will be triggered only if, among other conditions, (1) law firms on the federal and state PSCs and firms that have tried cases in the coordinated proceedings elect to recommend enrollment in the program to 100 percent of their clients who allege either MI or IS and (2) by June 30, 2008, plaintiffs enroll in the Settlement

Program at least 85 percent of each of all currently pending and tolled (i) MI claims, (ii) IS claims, (iii) eligible MI and IS claims together which involve death, and (iv) eligible MI and IS claims together which allege more than 12 months of use. The Company has the right to waive these participation conditions.
Under the Settlement Agreement, Merck will create separate funds in the amount of $4.0 billion for MI claims and $850 million for IS claims. Once triggered, Merck’s total payment for both funds of $4.85 billion is a fixed amount to be allocated among qualifying claimants based on their individual evaluation. While at this time the exact number of claimants covered by the Settlement Agreement is unknown, the total dollar amount is fixed. Payments to individual qualifying claimants could begin as early as August 2008 and then will be paid over a period of time. Merck retains its right to terminate this process without any payment to any claimant, and to defend each claim individually at trial if any of the aforementioned participation conditions in the Settlement Agreement are not met or waived.
After the Settlement Agreement was announced on November 9, 2007, judges in the Federal MDL, California, Texas and New Jersey State Coordinated Proceedings entered a series of orders. The orders: (1) temporarily stayed their respective litigations; (2) required plaintiffs to register their claims by January 15, 2008; (3) require plaintiffs with cases pending as of November 9, 2007 to preserve and produce records and serve expert reports; and (4) require plaintiffs who file thereafter to make similar productions on an accelerated schedule. The Clark County, Nevada and Washoe County, Nevada coordinated proceedings were also generally stayed.
As of March 31, 2008, more than 45,000 of the approximately 47,500 individuals who registered eligible injuries have submitted some or all of the materials required for enrollment in the program to resolve state and federal MI and IS claims filed against the Company in the United States. If all of these eligible submissions are completed in accordance with the Settlement Agreement, this would represent more than 94 percent of the eligible MI and IS claims previously registered with the program. In addition, approximately 5,500 other claimants have also sought to enroll and their eligibility status still has yet to be determined.
Also, as of March 31, BrownGreer, the claims administrator for the Settlement Program (the “Claims Administrator”), reports that more than 28,250 eligible MI claimants have initiated enrollment and more than 16,750 eligible IS claimants have initiated enrollment. Of these, more than 5,500 eligible MI and IS claimants alleging death as an injury have initiated enrollment and more than 27,500 eligible MI and IS claimants alleging more than 12 months of use have initiated enrollment. Each of these numbers appears to represent at least 94.5 percent of the eligible claims in each category. These numbers do not include the additional 5,500 enrollees whose eligibility has yet to be determined.
On April 14, 2008, various private insurance companies and health plans filed suit against BrownGreer and U.S. Bancorp, escrow agent for the Settlement Program. The private insurance companies and health plans claim to have paid healthcare costs on behalf of some of the enrolling claimants and seek to enjoin the Claims Administrator from paying enrolled claimants until their claims for reimbursement from the enrolled claimants are resolved.
The registration and enrollment materials currently are being evaluated for eligibility, accuracy and completeness. The Claims Administrator continues to receive new materials from plaintiffs. The Company is confident that all 85% thresholds under the Settlement Agreement will be met and exceeded within the time frames in the Settlement Agreement.
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
The Company has previously disclosed the outcomes of several Vioxx Product Liability Lawsuits that were tried prior to January 1, 2008.
The following sets forth certain significant rulings that occurred in or after the first quarter of 2008 with respect to the Vioxx Product Liability Lawsuits.
On April 19, 2007, Judge Randy Wilson, who presides over the Texas Vioxx coordinated proceeding, dismissed the failure to warn claim of plaintiff Ruby Ledbetter, whose case was scheduled to be tried on May 14, 2007. Judge Wilson relied on a Texas statute enacted in 2003 that provides that there can be no failure to warn regarding a prescription medicine if the medicine is distributed with FDA approved labeling. There is an exception in the statute if required, material, and relevant information was withheld from the FDA that would have led to a different decision regarding the approved labeling, but Judge Wilson found that the exception is preempted by federal law unless the FDA finds that such information was withheld. Judge Wilson is currently presiding over approximately 1,000 Vioxx suits in Texas in which a principal allegation is failure to warn. Judge Wilson certified the decision for an expedited appeal to the Texas Court of Civil Appeals. Plaintiffs appealed the decision. On October 11, 2007, Merck filed a motion to abate the hearing of the appeal until after the U.S. Supreme Court’s decision in Warner Lambert v. Kent, which is to be decided in 2008. On October 25, 2007, the Texas Court of Appeals denied Merck’s motion to abate. On March 20, 2008, plaintiffs moved to dismiss their appeal, seeking instead to vacate the trial court’s decision. Merck filed an opposition to plaintiff’s motion.
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
As previously reported, in September 2006, Merck filed a notice of appeal of the August 2005 jury verdict in favor of the plaintiff in the Texas state court case, Ernst v. Merck. Among several independent grounds for reversal, the Company will argue that there was insufficient evidence that Mr. Ernst suffered an injury due to Vioxx and that it was improper to allow testimony by a previously undisclosed witness midway through the trial. Oral argument in the Texas Court of Civil Appeals was held on April 29, 2008.
As previously reported, in April 2006, in Garza v. Merck, a jury in state court in Rio Grande City, Texas returned a verdict in favor of the family of decedent Leonel Garza. The jury awarded a total of $7 million in compensatory damages to Mr. Garza’s widow and three sons. The jury also purported to award $25 million in punitive damages. Under Texas law, in this case the punitive damages are capped at $750,000. The Company appealed in March 2007. Oral argument in the Texas Court of Civil Appeals occurred on March 25, 2008.
Other Lawsuits
As previously disclosed, on July 29, 2005, a New Jersey state trial court certified a nationwide class of third-party payors (such as unions and health insurance plans) that paid in whole or in part for the Vioxx used by their plan members or insureds. The named plaintiff in that case sought recovery of certain Vioxx purchase costs (plus penalties) based on allegations that the purported class members paid more for Vioxx than they would have had they known of the product’s alleged risks. On March 31, 2006, the New Jersey Superior Court, Appellate Division, affirmed the class certification order. On September 6, 2007, the New Jersey Supreme Court reversed the certification of a nationwide class action of third-party payors, finding that the suit does not meet the requirements for a class action. Claims of certain individual third-party payors remain pending in the New Jersey court, and counsel representing various third-party payors have filed additional such actions. Judge Higbee lifted the stay on these cases and the parties are currently discussing discovery issues.
Plaintiffs’ counsel in Martin-Kleinman v. Merck, which is a putative consumer class action in New Jersey, pending before Judge Higbee, have filed a new, putative nationwide consumer class action. The action was removed to federal court, and the JPML (as defined below) has issued an order transferring the new case to the MDL.
There are also pending in various U.S. courts putative class actions purportedly brought on behalf of individual purchasers or users of Vioxx claiming either reimbursement of alleged economic loss or an entitlement to medical monitoring. All of these cases are at early procedural stages, and no class has been certified. In New Jersey, the trial court dismissed the complaint in the case of Sinclair v. Merck, a purported statewide medical monitoring class. The Appellate Division reversed the dismissal, and the issue is now on appeal to the New Jersey Supreme Court. That court heard argument on October 22, 2007.
As previously reported, the Company has also been named as a defendant in separate lawsuits brought by the Attorneys General of seven states, and the City of New York. A Colorado taxpayer has also filed a derivative suit, on behalf of the State of Colorado, naming the Company. These actions allege that the Company misrepresented the safety of Vioxx and seek (i) recovery of the cost of Vioxx purchased or reimbursed by the state and its agencies; (ii) reimbursement of all sums paid by the state and its agencies for medical services for the treatment of persons injured by Vioxx; (iii) damages under various common law theories; and/or (iv) remedies under various state statutory theories, including state consumer fraud and/or fair business practices or Medicaid fraud statutes, including civil penalties. In addition, the Company has been named in three other lawsuits containing similar allegations filed by governmental entities seeking the reimbursement of alleged Medicaid expenditures for Vioxx. Those lawsuits are (1) a class action filed by Santa Clara County, California on behalf of all similarly situated California counties, and (2) actions filed by Erie County and Chautauqua County, New York. With the exception of the case filed by the Texas Attorney General (which remains in Texas state court and is currently scheduled for trial in September 2009) and the Erie and Chautauqua County cases (which are pending transfer), the rest of the actions described in this paragraph have been transferred to the federal MDL and have not experienced significant activity to date.
Shareholder Lawsuits
As previously disclosed, in addition to the Vioxx Product Liability Lawsuits, the Company and various current and former officers and directors are defendants in various putative class actions and individual lawsuits under the federal securities laws and state securities laws (the “Vioxx Securities Lawsuits”). All of the Vioxx Securities Lawsuits pending in federal court have been transferred by the Judicial Panel on Multidistrict Litigation (the “JPML”) to the United States District Court for the District of New Jersey before District Judge Stanley R. Chesler for inclusion in a nationwide MDL (the “Shareholder MDL”). Judge Chesler has consolidated the Vioxx Securities Lawsuits for all purposes. The putative class action, which requested damages on behalf of purchasers of Company stock between May 21, 1999 and October 29, 2004, alleged that the defendants made false and misleading statements regarding Vioxx in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and sought unspecified compensatory damages and the costs of suit, including attorneys’ fees. The complaint also asserted claims under Section 20A of the Securities and Exchange Act against certain defendants relating to their sales of Merck stock and under Sections 11, 12 and 15 of the Securities Act of 1933 against certain defendants based on statements in a registration statement and certain prospectuses filed in connection with the Merck Stock Investment Plan, a dividend reinvestment plan. On April 12, 2007, Judge Chesler granted defendants’ motion to dismiss the complaint with prejudice. Plaintiffs have appealed Judge Chesler’s decision to the United States Court of Appeals for the Third Circuit. Oral argument before the Court of Appeals is scheduled for June 24, 2008.
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
As previously disclosed, on August 15, 2005, a complaint was filed in Oregon state court by the State of Oregon through the Oregon state treasurer on behalf of the Oregon Public Employee Retirement Fund against the Company and certain current and former officers and directors under Oregon securities law. The Company has filed a motion for summary judgment which is pending. A trial date has been set for October 2008.
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
In addition, as previously disclosed, various putative class actions filed in federal court under the Employee Retirement Income Security Act (“ERISA”) against the Company and certain current and former officers and directors (the “Vioxx ERISA Lawsuits” and, together with the Vioxx Securities Lawsuits and the Vioxx Derivative Lawsuits, the “Vioxx Shareholder Lawsuits”) have been transferred to the Shareholder MDL and consolidated for all purposes. The consolidated complaint asserts claims on behalf of certain of the Company’s current and former employees who are participants in certain of the Company’s retirement plans for breach of fiduciary duty. The lawsuits make similar allegations to the allegations contained in the Vioxx Securities Lawsuits. On July 11, 2006, Judge Chesler granted in part and denied in part defendants’ motion to dismiss the ERISA complaint. In October 2007, plaintiffs moved for certification of a class of individuals who were participants in and beneficiaries of the Company’s retirement savings plans at any time between October 1, 1998 and September 30, 2004 and whose plan accounts included investments in the Merck Common Stock Fund and/or Merck common stock. That motion is pending. On April 16, 2008, Plaintiffs filed a Motion for Leave to

Supplement the Amended Complaint to add allegations relating to Vytorin and seeking to add additional defendants, including Richard T. Clark and additional members of the Board of Directors. That motion is also pending.
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
As previously disclosed, the Company’s upper level excess insurers (which provide excess insurance potentially applicable to all of the Vioxx Lawsuits) had commenced an arbitration seeking, among other things, to cancel those policies, to void all of their obligations under those policies and to raise other coverage issues with respect to the Vioxx Lawsuits. As previously disclosed, in November 2007, the tribunal in the arbitration ruled in the Company’s favor ordering the upper level excess insurers to comply with their obligations under the policies. The Company recorded a $455 million gain in the fourth quarter of 2007 as a result of certain other settlements and the tribunal’s decision. In addition, prior to recording the gain in the fourth quarter of 2007, as a result of settlements with, and payments made by, certain of its insurers, the Company had previously received insurance proceeds of approximately $145 million. In the first quarter of 2008, the Company resolved substantially all of its claims against lower level excess insurers for reimbursement for amounts paid in connection with Vioxx Product Liability Lawsuits. As a result of settlements that have been made, the Company will not recover the full amount of the limits discussed in the first paragraph of this section. The Company has no additional insurance for the Vioxx Product Liability Lawsuits.
The Company has Directors and Officers insurance coverage applicable to the Vioxx Securities Lawsuits and Vioxx Derivative Lawsuits with stated upper limits of approximately $190 million. The Company has Fiduciary and other insurance for the Vioxx ERISA Lawsuits with stated upper limits of approximately $275 million. As a result of the arbitration referenced above, additional insurance coverage for these claims should also be available, if needed, under upper-level excess policies that provide coverage for a variety of risks. There are disputes with the insurers about the availability of some or all of the Company’s insurance coverage for these claims and there are likely to be additional disputes. The amounts actually recovered under the policies discussed in this paragraph may be less than the stated upper limits.
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
As previously disclosed, the Company has received a number of Civil Investigative Demands (“CID”) from a group of Attorneys General from 31 states and the District of Columbia who are investigating whether the Company violated state consumer protection laws when marketing Vioxx. The Company is cooperating with the Attorneys General in responding to the CIDs. As previously disclosed, in the first quarter of 2008 the Company recorded a $55 million charge in connection with the anticipated resolution of this investigation. The resolution of this matter is still subject to execution of definitive agreements.
In addition, the Company received a subpoena in September 2006 from the State of California Attorney General seeking documents and information related to the placement of Vioxx on California’s Medi-Cal formulary. The Company is cooperating with the Attorney General in responding to the subpoena.
Reserves
As discussed above, on November 9, 2007, Merck entered into the Settlement Agreement with the law firms that comprise the executive committee of the PSC of the federal Vioxx MDL as well as representatives of plaintiffs’ counsel in the Texas, New Jersey and California state coordinated proceedings to resolve state and federal MI and IS claims filed as of that date in the United States. The Settlement Agreement, which also applies to tolled claims, was signed by the parties after several meetings with three of the four judges overseeing the coordination of more than 95 percent of the U.S. Vioxx Product Liability Lawsuits. The Settlement Agreement applies only to U.S. legal residents and those who allege that their MI or IS occurred in the United States. As a result of entering into the Settlement Agreement, the Company recorded a pretax charge of $4.85 billion in 2007 which represents the fixed aggregate amount to be paid to plaintiffs qualifying for payment under the Settlement Program.
The Company currently anticipates that certain Vioxx Product Liability Lawsuits will be tried in 2008. A trial in the Oregon securities case is scheduled for 2008, but the Company cannot predict whether this trial will proceed on schedule or the timing of any of the other Vioxx Shareholder Lawsuit trials. The Company believes that it has meritorious defenses to the Vioxx Lawsuits and will vigorously defend against them. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek indeterminate damages, the Company is unable to predict the outcome of these matters, and at this time cannot reasonably estimate the possible loss or range of loss with respect to the Vioxx Lawsuits not included in the Settlement Program. The Company has not established any reserves for any potential liability relating to the Vioxx Lawsuits not included in the Settlement Program or the Vioxx Investigations (other than as set forth above), including for those cases in which verdicts or judgments have been entered against the Company, and are now in post-verdict proceedings or on appeal. In each of those cases the Company believes it has strong points to raise on appeal and therefore that unfavorable outcomes in such cases are not probable. Unfavorable outcomes in the Vioxx Litigation (as defined below) could have a material adverse effect on the Company’s financial position, liquidity and results of operations.
Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. As of December 31, 2007, the Company had a reserve of $5.372 billion which represented the aggregate amount to be paid under the Settlement Agreement and its future legal defense costs related to (i) the Vioxx Product Liability Lawsuits, (ii) the Vioxx Shareholder Lawsuits, (iii) the Vioxx Foreign Lawsuits, and (iv) the Vioxx Investigations (collectively, the “Vioxx Litigation”). During the first quarter of 2008, the Company spent approximately $79 million in the aggregate in legal defense costs related to the Vioxx Litigation. Also in the first quarter of 2008, as discussed above, the Company recorded a pretax charge of $55 million in connection with the anticipated resolution of the previously-disclosed investigation by a group of Attorneys General from 31 states and the District of Columbia with respect to the Company’s marketing of Vioxx. Thus, as of March 31, 2008, the Company had a reserve of $5.348 billion related to the Vioxx Litigation.
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
Other Product Liability Litigation
As previously disclosed, the Company is a defendant in product liability lawsuits in the United States involving Fosamax (the “Fosamax Litigation”). As of March 31, 2008, approximately 465 cases, which include approximately 940 plaintiff groups had been filed and were pending against Merck in either federal or state court, including 3 cases which seek class action certification, as well as damages and medical monitoring. In these actions, plaintiffs allege, among other things, that they have suffered osteonecrosis of the jaw, generally subsequent to invasive dental procedures such as tooth extraction or dental implants, and/or delayed healing, in association with the use of Fosamax. On August 16, 2006, the JPML ordered that the Fosamax product liability cases pending in federal courts nationwide should be transferred and consolidated into one multidistrict litigation (the “Fosamax MDL”) for coordinated pre-trial proceedings. The Fosamax MDL has been transferred to Judge John Keenan in the United States District Court for the Southern District of New York. As a result of the JPML order, approximately 410 of the cases are before Judge Keenan. Judge Keenan has issued a Case Management Order setting forth a schedule governing the proceedings which focuses primarily upon resolving the class action certification motions in 2007 and completing fact discovery in an initial group of 25 cases by August 1, 2008. Briefing and argument on plaintiffs’ motions for certification of medical monitoring classes were completed in 2007 and Judge Keenan issued an order denying the motions on January 3, 2008. On January 28, 2008, Judge Keenan issued a further order dismissing with prejudice all class claims asserted in the first four class action lawsuits filed against Merck that sought personal injury damages and/or medical monitoring relief on a class wide basis. Discovery is ongoing in both the Fosamax MDL litigation as well as in various state court cases. The Company intends to defend against these lawsuits.
As of December 31, 2007, the Company had a remaining reserve of approximately $27 million solely for its future legal defense costs for the Fosamax Litigation. During the first quarter of 2008, the Company spent approximately $7 million and added $40 million to its reserve. Consequently, as of March 31, 2008, the Company had a reserve of approximately $60 million. Some of the significant factors considered in the establishment of the reserve for the Fosamax Litigation legal defense costs and its adjustment were as follows: the actual costs incurred by the Company thus far; the development of the Company’s legal defense strategy and structure in light of the creation of the Fosamax MDL; the number of cases being brought against the Company; and the anticipated timing, progression, and related costs of pre-trial activities in the Fosamax Litigation. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves. Due to the uncertain nature of litigation, the Company is unable to estimate its costs beyond 2009. The Company has not established any reserves for any potential liability relating to the Fosamax Litigation. Unfavorable outcomes in the Fosamax Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.
Commercial/Securities Litigation
As previously disclosed, since December 2007, the Company and its joint-venture partner, Schering-Plough, have received several letters addressed to both companies from the House Committee on Energy and Commerce, its Subcommittee on Oversight and Investigations, and the Ranking Minority Member of the Senate Finance Committee, collectively seeking a combination of witness interviews, documents and information on a variety of issues related to the ENHANCE clinical trial, the sale and promotion of Vytorin, as well as sales of stock by corporate officers. On January 25, 2008, the companies and the MSP Partnership each received two subpoenas from the New York State Attorney General’s Office seeking similar information and documents. Merck and Schering-Plough have also each received a letter from the Office of the Connecticut Attorney General dated February 1, 2008 requesting documents related to the marketing and sale of Vytorin and Zetia and the timing of disclosures of the results of ENHANCE. Merck and Schering-Plough also received subpoenas dated April 4, 2008, from the Office of the New Jersey Attorney General seeking documents related to the ENHANCE trial and the sale and marketing of Vytorin. The Company is cooperating with these investigations and working with Schering-Plough to respond to the inquiries. In addition, since mid-January 2008, the Company has become aware of or been served with approximately 120 civil class action lawsuits alleging common law and state consumer fraud claims in connection with the MSP Partnership’s sale and promotion of Vytorin and Zetia. Certain of those lawsuits allege personal injuries and/or seek medical monitoring.
Also, as previously disclosed, on April 3, 2008, a Merck shareholder filed a putative class action lawsuit in federal court in the Eastern District of Pennsylvania alleging that Merck and its Chairman, President and Chief Executive Officer, Richard T. Clark, violated the federal securities laws. Specifically, the complaint alleges that Merck delayed releasing unfavorable results of a clinical study regarding the efficacy of Vytorin and that Merck made false and misleading statements about expected earnings, knowing that once the results of the Vytorin study were released, sales of Vytorin would decline and Merck’s earnings would suffer. On April 22, 2008, a member of a Merck ERISA plan filed a putative class action lawsuit against the Company and certain of its officers and directors alleging they breached their fiduciary duties under ERISA. Plaintiff alleges that the ERISA plan’s investment in Company stock was imprudent because the Company’s earnings are dependent on the commercial success of its cholesterol drug Vytorin and that defendants knew or should have known that the results of a scientific study would cause the medical community to turn to less expensive drugs for cholesterol management. The Company intends to defend the lawsuits referred to in this section vigorously. Unfavorable outcomes resulting from the government investigations or the civil litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.
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
The Company and AstraZeneca received notice in October 2005 that Ranbaxy Laboratories Ltd. (“Ranbaxy”) had filed an ANDA for esomeprazole magnesium. The ANDA contains Paragraph IV challenges to patents on Nexium. On November 21, 2005, the Company and AstraZeneca sued Ranbaxy in the United States District Court in New Jersey. Accordingly, FDA approval of Ranbaxy’s ANDA was stayed for 30 months until April 2008 or until an adverse court decision, if any, whichever may occur earlier. As previously disclosed, AstraZeneca, Merck and Ranbaxy have entered into a settlement agreement which provides that Ranbaxy will not bring its generic esomprazole product to market in the United States until May 27, 2014.
The Company and AstraZeneca received notice in January 2006 that IVAX Pharmaceuticals, Inc., subsequently acquired by Teva Pharmaceuticals (“Teva”), had filed an ANDA for esomeprazole magnesium. The ANDA contains Paragraph IV challenges to patents on Nexium. On March 8, 2006, the Company and AstraZeneca sued Teva in the United States District Court in New Jersey. Accordingly, FDA approval of Teva’s ANDA is stayed for 30 months until September 2008 or until an adverse court decision, if any, whichever may occur earlier. In January 2008, the Company and AstraZeneca sued Dr. Reddy’s in the District Court in New Jersey based on Dr. Reddy’s filing of an ANDA for esomeprazole magnesium. Accordingly, FDA approval of Dr. Reddy’s ANDA is stayed for 30 months until July 2010 or until an adverse court decision, if any, whichever may occur earlier.
Other Litigation
As previously disclosed, in February 2008, an individual shareholder delivered a letter to the Company’s Board of Directors demanding that the Board take legal action against the responsible individuals to recover the amounts paid by the Company to resolve the governmental investigations, which were settled in February 2008. As part of the settlement, the Company agreed to pay approximately $649 million plus interest and reasonable fees and expenses to the government.
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
Three notices of appeal were filed and the appellate court heard oral argument in May 2005. On December 8, 2005, the appellate court issued a decision vacating the District Court’s judgment and remanding the cases to the District Court to allow the District Court to resolve certain jurisdictional issues. A hearing was held to address such issues on February 24, 2006. The District Court issued a ruling on August 10, 2006 resolving such jurisdictional issues in favor of the settling plaintiffs. The class members and the other party that had previously appealed the District Court’s judgment renewed their appeals. On October 4, 2007, the renewed appeals were affirmed in part and vacated in part by the federal court of appeals. The appeals court remanded the class settlement for further proceedings in the District Court. The amended settlement and proposed notice have been filed and a hearing on the settlement is expected in the second quarter of 2008.
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

Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no changes in internal control over financial reporting, for the period covered by this report, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of implementing an enterprise resource planning system, which includes transitioning certain financial functions into regionalized shared service environments, at several of the Company’s locations over the coming quarters.
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
The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors, including risk factors, described in the Company’s filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K. In Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed on February 28, 2008, the Company discusses in more detail various important factors that could cause actual results to differ from expected or historic results. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.

PART II — Other Information
Item 1. Legal Proceedings
Information with respect to certain legal proceedings is incorporated by reference from Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part I of this report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities for the three months ended March 31, 2008 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			($ in millions)
	Total Number	Average Price	Approximate Dollar Value of Shares
	of Shares	Paid Per	That May Yet Be Purchased
Period	Purchased(1)	Share	Under the Plans or Programs(1)
January 1 - January 31, 2008	8,787,600	$53.98	$4,623.4

February 1 - February 29, 2008	9,760,966	$46.25	$4,171.9

March 1 - March 31, 2008	10,569,140	$42.77	$3,719.9

Total	29,117,706	$47.32	$3,719.9

(1)	All shares purchased during the period were made as part of a plan announced in July 2002 to purchase $10 billion in Merck shares.
Item 6. Exhibits

Number	Description

3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (May 17, 2007) - Incorporated by reference to Current Report on Form 8-K dated May 17, 2007

3.2	By-Laws of Merck & Co., Inc. (as amended effective May 31, 2007) - Incorporated by reference to Current Report on Form 8-K dated May 31, 2007

12	Computation of Ratios of Earnings to Fixed Charges

31.1	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Executive Officer

31.2	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCK & CO., INC.
Date: May 5, 2008	/s/ Bruce N. Kuhlik
BRUCE N. KUHLIK
Executive Vice President and General Counsel

Date: May 5, 2008	/s/ John Canan
JOHN CANAN
Senior Vice President and Controller

EXHIBIT INDEX

Number	Description

3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (May 17, 2007) - Incorporated by reference to Current Report on Form 8-K dated May 17, 2007

3.2	By-Laws of Merck & Co., Inc. (as amended effective May 31, 2007) - Incorporated by reference to Current Report on Form 8-K dated May 31, 2007

12	Computation of Ratios of Earnings to Fixed Charges

31.1	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Executive Officer

31.2	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer