Form 10-Q
period 2008-06-30
MERCK & CO INC
filed 2008-07-31
CIK 64978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File No. 1-3305
MERCK & CO., INC.
One Merck Drive
Whitehouse Station, N.J. 08889-0100
(908) 423-1000

Incorporated in New Jersey	I.R.S. Employer Identification
No. 22-1109110
The number of shares of common stock outstanding as of the close of business on June 30, 2008:

Class	Number of Shares Outstanding

Common Stock	2,142,473,991
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Signatures
EXHIBIT INDEX
EX-10.1: CHOLESTEROL GOVERNANCE AGREEMENT
EX-10.2: FIRST AMENDMENT TO THE CHOLESTEROL GOVERNANCE AGREEMENT
EX-10.3: MASTER AGREEMENT
EX-10.4: MASTER MERIAL VENTURE AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

Part I - Financial Information
Item 1. Financial Statements
MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF INCOME
(Unaudited, $ in millions except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Sales	$6,051.8	$6,111.4	$11,873.9	$11,880.7

Costs, Expenses and Other

Materials and production	1,396.5	1,552.3	2,634.6	3,078.1

Marketing and administrative	1,930.2	2,083.7	3,784.7	3,885.7

Research and development	1,169.3	1,030.5	2,247.6	2,060.6

Restructuring costs	102.2	55.8	171.9	121.6

Equity income from affiliates	(523.0)	(759.1)	(1,175.1)	(1,411.7)

Other (income) expense, net	(81.9)	(84.0)	(2,259.2)	(340.2)

	3,993.3	3,879.2	5,404.5	7,394.1

Income Before Taxes	2,058.5	2,232.2	6,469.4	4,486.6

Taxes on Income	290.2	555.8	1,398.6	1,105.9

Net Income	$1,768.3	$1,676.4	$5,070.8	$3,380.7

Basic Earnings per Common Share	$0.82	$0.77	$2.35	$1.56

Earnings per Common Share Assuming Dilution	$0.82	$0.77	$2.34	$1.55

Dividends Declared per Common Share	$0.38	$0.38	$0.76	$0.76

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited, $ in millions)

	June 30,	December 31,
	2008	2007

Assets
Current Assets
Cash and cash equivalents	$7,345.2	$5,336.1
Short-term investments	2,642.3	2,894.7
Accounts receivable	3,647.0	3,636.2
Inventories (excludes inventories of $442.0 in 2008 and $345.2 in 2007 classified in Other assets - see Note 4)	2,190.6	1,881.0
Prepaid expenses and taxes	1,767.8	1,297.4

Total current assets	17,592.9	15,045.4

Investments	6,784.9	7,159.2

Property, Plant and Equipment, at cost, net of allowance for depreciation of $11,568.5 in 2008 and $12,457.1 in 2007	12,240.4	12,346.0

Goodwill	1,434.4	1,454.8

Other Intangibles, Net	596.2	713.2

Other Assets	8,808.7	11,632.1

	$47,457.5	$48,350.7

Liabilities and Stockholders’ Equity
Current Liabilities
Loans payable and current portion of long-term debt	$1,181.3	$1,823.6
Trade accounts payable	530.9	624.5
Accrued and other current liabilities	6,276.1	8,534.9
Income taxes payable	913.3	444.1
Dividends payable	817.0	831.1

Total current liabilities	9,718.6	12,258.2

Long-Term Debt	3,932.4	3,915.8

Deferred Income Taxes and Noncurrent Liabilities	11,140.4	11,585.3

Minority Interests	2,410.1	2,406.7

Stockholders’ Equity
Common stock, one cent par value
Authorized - 5,400,000,000 shares
Issued - 2,983,508,675 shares	29.8	29.8
Other paid-in capital	8,188.4	8,014.9
Retained earnings	42,573.2	39,140.8
Accumulated other comprehensive loss	(935.6)	(826.1)

	49,855.8	46,359.4
Less treasury stock, at cost
841,034,684 shares at June 30, 2008
811,005,791 shares at December 31, 2007	29,599.8	28,174.7

Total stockholders’ equity	20,256.0	18,184.7

	$47,457.5	$48,350.7

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, $ in millions)

	Six Months Ended
	June 30,
	2008	2007

Cash Flows from Operating Activities
Net income	$5,070.8	$3,380.7
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on distribution from AstraZeneca LP	(2,222.7)	-
Equity income from affiliates	(1,175.1)	(1,411.7)
Dividends and distributions from equity affiliates	3,103.4	882.6
Depreciation and amortization	766.0	1,000.5
Deferred income taxes	47.5	(78.0)
Share-based compensation	198.8	178.2
Other	(37.8)	(8.3)
Taxes paid for Internal Revenue Service settlement	-	(2,788.1)
Net changes in assets and liabilities	(1,842.0)	469.6

Net Cash Provided by Operating Activities	3,908.9	1,625.5

Cash Flows from Investing Activities
Capital expenditures	(632.6)	(473.1)
Purchases of securities and other investments	(5,583.3)	(5,320.9)
Acquisitions of subsidiaries, net of cash acquired	-	(1,135.9)
Proceeds from sales of securities and other investments	5,906.7	6,228.6
Distribution from AstraZeneca LP	1,899.3	-
Decrease (increase) in restricted assets	307.7	(1,187.7)
Other	(4.0)	(3.0)

Net Cash Provided by (Used by) Investing Activities	1,893.8	(1,892.0)

Cash Flows from Financing Activities
Net change in short-term borrowings	737.4	357.6
Payments on debt	(1,382.7)	(856.5)
Purchases of treasury stock	(1,551.1)	(491.9)
Dividends paid to stockholders	(1,652.7)	(1,651.8)
Proceeds from exercise of stock options	92.3	349.3
Other	(114.9)	86.8

Net Cash Used by Financing Activities	(3,871.7)	(2,206.5)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	78.1	27.8

Net Increase (Decrease) in Cash and Cash Equivalents	2,009.1	(2,445.2)

Cash and Cash Equivalents at Beginning of Year	5,336.1	5,914.7

Cash and Cash Equivalents at End of Period	$7,345.2	$3,469.5

The accompanying notes are an integral part of this consolidated financial statement.

Notes to Consolidated Financial Statements (unaudited)
1.	Basis of Presentation

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

On January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements (“FAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), that deferred the effective date of FAS 157 for one year for nonfinancial assets and liabilities recorded at fair value on a non-recurring basis. The effect of adoption of FAS 157 for financial assets and liabilities recognized at fair value on a recurring basis did not have a material impact on the Company’s financial position and results of operations (see Note 3). The Company is assessing the impact of adopting FAS 157 for nonfinancial assets and liabilities.

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

In December 2007, the FASB issued Statement No. 141R, Business Combinations (“FAS 141R”), and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”). FAS 141R expands the scope of acquisition accounting to all transactions under which control of a business is obtained. Among other things, FAS 141R requires that contingent consideration as well as contingent assets and liabilities be recorded at fair value on the acquisition date, that acquired in-process research and development be capitalized and recorded as intangible assets at the acquisition date, and also requires transaction costs and costs to restructure the acquired company be expensed. FAS 160 provides guidance for the accounting, reporting and disclosure of noncontrolling interests and requires, among other things, that noncontrolling interests be recorded as equity in the consolidated financial statements. FAS 141R and FAS 160 are both effective, on a prospective basis, January 1, 2009 with the exception of the presentation and disclosure requirements of FAS 160 which must be applied retrospectively. The Company is assessing the impacts of these standards on its financial position and results of operations.

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

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used (order of authority) in the preparation of financial statements that are presented in conformity with generally accepted accounting standards in the United States. FAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the adoption of FAS 162 to have a material impact on its financial statements.

In June 2008, the FASB issued Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which is effective January 1, 2009. FSP EITF 03-6-1 clarifies that share-based payment awards that entitle holders to receive nonforfeitable dividends before they vest will be considered participating securities and included in the basic earnings per share calculation. The Company is assessing the impact of adoption of FSP EITF 03-6-1 on its results of operations.

2.	Restructuring

In November 2005, the Company announced the initial phase of its global restructuring program designed to reduce the Company’s cost structure, increase efficiency and enhance competitiveness. As part of this program, Merck has sold or closed five manufacturing sites and two preclinical sites. The Company also has, and may continue to, sell or close certain other facilities and related assets in connection with the restructuring program. As of June 30, 2008, the Company has eliminated approximately 8,700 positions company-wide and will continue to seek opportunities for further headcount reductions. The Company, however, continues to hire new employees as the business requires. Through the end of 2008, when the initial phase of the global restructuring program is expected to be substantially complete, the cumulative pretax costs of the program are expected to range from $2.3 billion to $2.4 billion. Approximately 70% of the cumulative pretax costs are non-cash, relating primarily to accelerated depreciation for facilities closed or scheduled for closure. Since the inception of the global restructuring program through June 30, 2008, the Company has recorded total pretax accumulated costs of $2.3 billion. For segment reporting purposes, restructuring charges are unallocated expenses.

The following table summarizes the charges related to restructuring activities by type of cost:

Notes to Consolidated Financial Statements (unaudited) (continued)

	Three Months Ended June 30,
	2008				2007
	Separation	Accelerated			Separation	Accelerated
($ in millions)	Costs	Depreciation	Other	Total	Costs	Depreciation	Other	Total

Materials and production	$-	$15.8	$0.3	$16.1	$-	$118.2	$0.5	$118.7
Research and development	-	-	-	-	-	(2.3)	-	(2.3)
Restructuring costs	75.6	-	26.6	102.2	38.1	-	17.7	55.8

	$75.6	$15.8	$26.9	$118.3	$38.1	$115.9	$18.2	$172.2

	Six Months Ended June 30,
	2008				2007
	Separation	Accelerated			Separation	Accelerated
($ in millions)	Costs	Depreciation	Other	Total	Costs	Depreciation	Other	Total

Materials and production	$-	$31.1	$(0.1)	$31.0	$-	$236.3	$0.5	$236.8
Research and development	-	-	-	-	-	-	(0.1)	(0.1)
Restructuring costs	177.0	-	(5.1)	171.9	85.0	-	36.6	121.6

	$177.0	$31.1	$(5.2)	$202.9	$85.0	$236.3	$37.0	$358.3

Separation costs are associated with actual headcount reductions, as well as those headcount reductions that were probable and could be reasonably estimated. In the second quarter of 2008, approximately 600 positions were eliminated and in the second quarter of 2007 approximately 625 positions were eliminated. In the first half of 2008, approximately 1,500 positions were eliminated compared with approximately 855 positions in the first half of 2007.

Accelerated depreciation costs primarily relate to manufacturing facilities sold or closed as part of the program.

Other activity of $26.9 million and $18.2 million for the second quarter of 2008 and 2007, respectively, and $(5.2) million and $37.0 million for the first six months of 2008 and 2007, respectively, reflects costs that include termination charges associated with the Company’s pension and other postretirement benefit plans (see Note 9), shut-down and other related costs. Other activity for the first half of 2008 also reflects pretax gains of $51.1 million resulting from 2008 sales of facilities and related assets.

The following table summarizes the charges and spending relating to restructuring activities for the six months ended June 30, 2008:

	Separation	Accelerated
($ in millions)	Costs	Depreciation	Other	Total

Restructuring reserves as of January 1, 2008	$231.5	$-	$-	$231.5
Expense	177.0	31.1	(5.2)	202.9
(Payments) receipts, net	(172.5)	-	16.9 (1)	(155.6)
Non-cash activity	-	(31.1)	(11.7)	(42.8)

Restructuring reserves as of June 30, 2008 (2)	$236.0	$-	$-	$236.0

(1)	Includes proceeds from the sales of facilities in connection with the global restructuring program.

(2)	The cash outlays associated with the remaining restructuring reserve are expected to be largely completed by the end of 2009.
3.	Fair Value Measurements

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

Notes to Consolidated Financial Statements (unaudited) (continued)

Level 1 - Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets include short-term investments in time deposits and equity securities that are traded in an active exchange market.

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets and liabilities primarily include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, corporate notes and bonds, U.S. and foreign government and agency securities, certain mortgage-backed and asset-backed securities, municipal securities, and derivative contracts whose values are determined using pricing models with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 assets mainly include mortgage-backed and asset-backed securities, as well as certain corporate notes and bonds with limited market activity. At June 30, 2008, $179.5 million, or approximately 1.7%, of the Company’s investment securities were categorized as Level 3 fair value assets (all of which were pledged under certain collateral arrangements (see Note 11)).

If the inputs used to measure the financial assets and liabilities fall within the different levels described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 are summarized below:

	Fair Value Measurements Using
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
($ in millions)	(Level 1)	(Level 2)	(Level 3)	Total

Assets

Investments
Corporate notes and bonds	$-	$5,329.0	$-	$5,329.0
U.S. government and agency securities	-	1,795.7	-	1,795.7
Municipal securities	-	745.1	-	745.1
Mortgage-backed securities (1)	-	718.3	-	718.3
Asset-backed securities (2)	-	357.9	-	357.9
Foreign government bonds	-	317.9	-	317.9
Equity securities	62.7	89.3	-	152.0
Other debt securities	-	11.3	-	11.3

Total investments	$62.7	$9,364.5	$-	$9,427.2

Other assets (3)	$-	$788.6	$179.5	$968.1
Derivative assets	-	239.3	-	239.3

Total Assets	$62.7	$10,392.4	$179.5	$10,634.6

Liabilities

Derivative liabilities	$-	$76.6	$-	$76.6

(1)	Represents AAA-rated mortgage-backed securities issued or unconditionally guaranteed as to payment of principal and interest by U.S. government agencies.

(2)
Substantially all of the asset-backed securities are highly-rated (Standard & Poor’s rating of AAA and Moody’s Investors Service rating of Aaa), secured primarily by credit card, auto loan, and home equity receivables, with weighted-average lives of primarily 5 years or less.

(3)	These investment securities represent a portion of the pledged collateral discussed in Note 11.

Notes to Consolidated Financial Statements (unaudited) (continued)

Level 3 Valuation Techniques:
Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. The Company’s Level 3 investment securities at June 30, 2008, primarily include mortgage-backed and asset-backed securities, as well as certain corporate notes and bonds for which there was a decrease in the observability of market pricing for these investments. These securities were valued primarily using pricing models for which management understands the methodologies. These models incorporate transaction details such as contractual terms, maturity, timing and amount of future cash inflows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at June 30, 2008.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Three Months Ended June 30, 2008
				Total Realized and			Losses
				Unrealized Losses			Recorded in
		Net	Purchases,	Included in:			Earnings for
	Beginning	Transfers	Sales,		Compre-	Ending	Level 3 Assets
	Balance	In to	Settlements,		hensive	Balance	Still Held at
($ in millions)	April 1	Level 3	net	Earnings (1)	Income	June 30	June 30

Other assets	$161.2	$40.4	$(15.8)	$(6.0)	$(0.3)	$179.5	$(6.0)

	Six Months Ended June 30, 2008
				Total Realized and			Losses
				Unrealized Losses			Recorded in
		Net	Purchases,	Included in:			Earnings for
	Beginning	Transfers	Sales,		Compre-	Ending	Level 3 Assets
	Balance	(Out) of	Settlements,		hensive	Balance	Still Held at
($ in millions)	January 1	Level 3	net	Earnings (1)	Income	June 30	June 30

Other assets	$958.6	$(744.8)	$(24.6)	$(8.3)	$(1.4)	$179.5	$(8.3)
Other debt securities	314.5	(314.5)	-	-	-	-	-

Total	$1,273.1	$(1,059.3)	$(24.6)	$(8.3)	$(1.4)	$179.5	$(8.3)

(1)	Amounts are recorded in Other (income) expense, net, in the Consolidated Statement of Income.
On January 1, 2008, the Company had $1,273.1 million invested in a short-term fixed income fund (the “Fund”). Due to market liquidity conditions, cash redemptions from the Fund were restricted. As a result of this restriction on cash redemptions, the Company did not consider the Fund to be traded in an active market with observable pricing on January 1, 2008 and these amounts were categorized as Level 3. On January 7, 2008, the Company elected to be redeemed-in-kind from the Fund and received its share of the underlying securities of the Fund. As a result, $1,099.7 million of the underlying securities were transferred out of Level 3 as it was determined these securities had observable markets. On June 30, 2008, $179.5 million of the investment securities associated with the redemption-in-kind remained classified in Level 3 as the securities contained at least one significant input which was unobservable.

Notes to Consolidated Financial Statements (unaudited) (continued)
4.	Inventories

Inventories consisted of:

	June 30,	December 31,
($ in millions)	2008	2007

Finished goods	$436.3	$382.9
Raw materials and work in process	2,073.9	1,732.2
Supplies	122.4	111.1

Total (approximates current cost)	2,632.6	2,226.2
Reduction to LIFO cost for domestic inventories	—	—

	$2,632.6	$2,226.2

Recognized as:
Inventories	$2,190.6	$1,881.0
Other assets	$442.0	$345.2

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

5.	Joint Ventures and Other Equity Method Affiliates

Equity income from affiliates reflects the performance of the Company’s joint ventures and other equity method affiliates and was comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2008	2007	2008	2007

Merck/Schering-Plough	$365.2	$465.1	$758.0	$812.2
AstraZeneca LP	61.4	215.1	192.5	427.1
Other (1)	96.4	78.9	224.6	172.4

	$523.0	$759.1	$1,175.1	$1,411.7

(1)	Primarily reflects results from Merial Limited, Sanofi Pasteur MSD and Johnson & Johnson°Merck Consumer Pharmaceuticals Company.

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

The respiratory therapeutic agreements provided for the joint development and marketing in the United States by the Partners of a once-daily, fixed-combination tablet containing the active ingredients montelukast sodium and loratadine. Montelukast sodium, a leukotriene receptor antagonist, is sold by Merck as Singulair and loratadine, an antihistamine, is sold by Schering-Plough as Claritin, both of which are indicated for the relief of symptoms of allergic rhinitis. In April 2008, the Partners announced that they had received a non-approvable letter from the U.S. Food and Drug Administration (“FDA”) for the proposed fixed combination of loratadine/montelukast. In June 2008, the Partners announced the withdrawal of the New Drug Application for the loratadine/montelukast combination tablet. The companies also terminated the respiratory joint venture. This action had no impact on the business of the cholesterol joint venture. As a result of the termination of the respiratory joint venture, the Company is obligated to Schering-Plough in the amount of $105 million as specified in the joint venture agreements. This resulted in a charge of $43 million during the second quarter of 2008, included in Equity income from affiliates. The remaining amount will be amortized over the remaining patent life of Zetia through 2016.

Summarized financial information for the MSP Partnership is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2008	2007	2008	2007

Sales	$1,152.5	$1,263.9	$2,385.4	$2,431.7

Vytorin	592.1	686.4	1,243.3	1,310.2
Zetia	560.4	577.5	1,142.1	1,121.5

Materials and production costs	51.2	51.2	103.6	101.2
Other expense, net	319.3	323.4	646.1	646.0

Income before taxes	$782.0	$889.3	$1,635.7	$1,684.5

Merck’s share of income before taxes (1)	$346.4	$453.3	$741.0	$815.8

(1)
Merck’s share of the MSP Partnership’s income before taxes differs from the equity income recognized from the MSP Partnership primarily due to the timing of recognition of certain transactions between the Company and the MSP Partnership, including milestone payments.

AstraZeneca LP
As previously disclosed, the 1999 AstraZeneca merger triggered a partial redemption in March 2008 of Merck’s limited partnership interest in AstraZeneca LP (“AZLP”). Upon this redemption, Merck received $4.3 billion from AZLP. This amount was based primarily on a multiple of Merck’s average annual variable returns derived from sales of the former Astra USA, Inc. products for the three years prior to the redemption (the “Limited Partner Share of Agreed Value”). Merck recorded a $1.5 billion pretax gain on the partial redemption in the first quarter of 2008.

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

Notes to Consolidated Financial Statements (unaudited) (continued)

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

Summarized financial information for AZLP is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2008	2007	2008	2007

Sales	$1,350.0	$1,683.1	$2,676.8	$3,387.1
Materials and production costs	630.1	942.2	1,326.4	1,954.7
Other expense, net	353.0	284.4	737.7	558.1

Income before taxes	$366.9	$456.5	$612.7	$874.3

6.	Debt and Financial Instruments

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

In March 2008, the Company entered into a $4.1 billion letter of credit agreement with a financial institution, which provides that if participation conditions under the U.S. Vioxx Settlement Agreement (see Note 7) are met or waived (which the Company stated it will waive as of August 4, 2008), a letter of credit will be executed and the Company will pledge collateral to the financial institution of approximately $5.0 billion pursuant to the terms of the agreement. The letter of credit will satisfy certain conditions stipulated by the Settlement Agreement. The letter of credit amount and required collateral balances will decline as payments (after the first $750 million) under the Settlement Agreement are made.

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

Vioxx Litigation
Product Liability Lawsuits
As previously disclosed, individual and putative class actions have been filed against the Company in state and federal courts alleging personal injury and/or economic loss with respect to the purchase or use of Vioxx. All such actions filed in federal court are coordinated in a multidistrict litigation in the U.S. District Court for the Eastern District of Louisiana (the “MDL”) before District Judge Eldon E. Fallon. A number of such actions filed in state court are

Notes to Consolidated Financial Statements (unaudited) (continued)

coordinated in separate coordinated proceedings in state courts in New Jersey, California and Texas, and the counties of Philadelphia, Pennsylvania and Washoe and Clark Counties, Nevada. As of June 30, 2008, the Company had been served or was aware that it had been named as a defendant in approximately 13,750 lawsuits, which include approximately 31,750 plaintiff groups, alleging personal injuries resulting from the use of Vioxx, and in approximately 249 putative class actions alleging personal injuries and/or economic loss. (All of the actions discussed in this paragraph are collectively referred to as the “Vioxx Product Liability Lawsuits”.) Of these lawsuits, approximately 9,225 lawsuits representing approximately 24,000 plaintiff groups are or are slated to be in the federal MDL and approximately 2,675 lawsuits representing approximately 2,675 plaintiff groups are included in a coordinated proceeding in New Jersey Superior Court before Judge Carol E. Higbee.

In addition to the Vioxx Product Liability Lawsuits discussed above, the claims of over 22,300 plaintiffs had been dismissed as of June 30, 2008. Of these, there have been over 2,950 plaintiffs whose claims were dismissed with prejudice (i.e., they cannot be brought again) either by plaintiffs themselves or by the courts. Over 19,350 additional plaintiffs have had their claims dismissed without prejudice (i.e., subject to the applicable statute of limitations, they can be brought again). Of these, approximately 11,800 plaintiff groups represent plaintiffs who had lawsuits pending in the New Jersey Superior Court at the time of the Settlement Agreement described below and who have expressed an intent to enter the program established by the Settlement Agreement; Judge Higbee has dismissed these cases without prejudice for administrative reasons.

Merck entered into a tolling agreement (the “Tolling Agreement”) with the MDL Plaintiffs’ Steering Committee (“PSC”) that established a procedure to halt the running of the statute of limitations (tolling) as to certain categories of claims allegedly arising from the use of Vioxx by non-New Jersey citizens. The Tolling Agreement applied to individuals who have not filed lawsuits and may or may not eventually file lawsuits and only to those claimants who seek to toll claims alleging injuries resulting from a thrombotic cardiovascular event that results in a myocardial infarction (“MI”) or ischemic stroke (“IS”). The Tolling Agreement provided counsel additional time to evaluate potential claims. The Tolling Agreement required any tolled claims to be filed in federal court. As of June 30, 2008, approximately 12,750 claimants had entered into Tolling Agreements. The parties agreed that April 9, 2007 was the deadline for filing Tolling Agreements and no additional Tolling Agreements are being accepted. On April 23, 2008, the Company terminated the Tolling Agreements effective August 21, 2008 pursuant to the Tolling Agreements’ 120-day termination provision.

On November 9, 2007, Merck announced that it had entered into an agreement (the “Settlement Agreement”) with the law firms that comprise the executive committee of the PSC of the federal Vioxx MDL as well as representatives of plaintiffs’ counsel in the Texas, New Jersey and California state coordinated proceedings to resolve state and federal MI and IS claims filed as of that date in the United States. The Settlement Agreement, which also applies to tolled claims, was signed by the parties after several meetings with three of the four judges overseeing the coordination of more than 95% of the U.S. Vioxx Product Liability Lawsuits. The Settlement Agreement applies only to U.S. legal residents and those who allege that their MI or IS occurred in the United States.

Merck will pay a fixed aggregate amount of $4.85 billion into two funds ($4.0 billion for MI claims and $850 million for IS claims) for qualifying claims that enter into the resolution process (the “Settlement Program”). Individual claimants will be examined by administrators of the Settlement Program to determine qualification based on objective, documented facts provided by claimants, including records sufficient for a scientific evaluation of independent risk factors. The conditions in the Settlement Agreement require claimants to pass three gates: an injury gate requiring objective, medical proof of an MI or IS (each as defined in the Settlement Agreement), a duration gate based on documented receipt of at least 30 Vioxx pills, and a proximity gate requiring receipt of pills in sufficient number and proximity to the event to support a presumption of ingestion of Vioxx within 14 days before the claimed injury.

The Settlement Agreement provides that Merck does not admit causation or fault. The Settlement Agreement provided that Merck’s payment obligations would be triggered only if, among other conditions, (1) law firms on the federal and state PSCs and firms that have tried cases in the coordinated proceedings elect to recommend enrollment in the program to 100% of their clients who allege either MI or IS and (2) by June 30, 2008, plaintiffs enroll in the Settlement Program at least 85% of each of all currently pending and tolled (i) MI claims, (ii) IS claims, (iii) eligible MI and IS claims together which involve death, and (iv) eligible MI and IS claims together which allege more than 12 months of use. Under the terms of the Settlement Agreement, Merck could exercise a right to walk away from the Settlement Agreement if the thresholds and other requirements were not met. On July 17, 2008, the Company stated that it would be waiving that right as of August 4, 2008. The waiver of that right will trigger Merck’s obligation to pay a fixed total of $4.85 billion. Payments will be made in installments into the resolution fund, with the first payment of $500 million scheduled for August 6, 2008. Additional payments will be made on a periodic basis going forward, when and as needed to fund payments of claims and administrative expenses.

Notes to Consolidated Financial Statements (unaudited) (continued)

Merck’s total payment for both funds of $4.85 billion is a fixed amount to be allocated among qualifying claimants based on their individual evaluation. While at this time the exact number of claimants covered by the Settlement Agreement is unknown, the total dollar amount is fixed. The Company expects that the distribution of interim payments to qualified claimants will begin in August and will continue on a rolling basis until all claimants who qualify for an interim payment are paid. Final payments will be made after the examination of all of the eligible claims has been completed.

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

As of July 17, 2008, more than 48,500 of the approximately 50,000 individuals who registered eligible injuries have submitted some or all of the materials required for enrollment in the program to resolve state and federal MI and IS claims filed against the Company in the United States.  If all of these eligible submissions are completed in accordance with the Settlement Agreement, this would represent more than 97% of the eligible MI and IS claims previously registered with the program.  In addition, approximately 3,500 other claimants have also sought to enroll and their eligibility status still has yet to be determined.

Also, as of July 17, 2008 BrownGreer, the claims administrator for the Settlement Program (the “Claims Administrator”), reports that more than 30,000 eligible MI claimants have initiated enrollment and more than 18,000 eligible IS claimants have initiated enrollment. Of these, more than 6,000 eligible MI and IS claimants alleging death as an injury have initiated enrollment and more than 29,250 eligible MI and IS claimants alleging more than 12 months of use have initiated enrollment.  Each of these numbers appears to represent at least 97% of the eligible claims in each category.  These numbers do not include the additional 3,500 enrollees whose eligibility has yet to be determined.

On April 14, 2008, various private insurance companies and health plans filed suit against BrownGreer and U.S. Bancorp, escrow agent for the Settlement Program. The private insurance companies and health plans claim to have paid healthcare costs on behalf of some of the enrolling claimants and seek to enjoin the Claims Administrator from paying enrolled claimants until their claims for reimbursement from the enrolled claimants are resolved. On June 9, plaintiffs in that action filed a motion for a temporary restraining order and preliminary injunction seeking an order directing identification and disclosure of plaintiffs’ plan members who are participating in the settlement fund. On June 11, 2008, Judge Fallon denied in part the motion with respect to plaintiffs’ request for a temporary restraining order. On June 27, 2008, counsel for plaintiffs announced that they had reached an agreement under which the motion for preliminary injunction would be withdrawn without prejudice. Another private health plan filed suit against BrownGreer and others. They have moved for a preliminary injunction. The motion is pending.

The Company has previously disclosed the outcomes of several Vioxx Product Liability Lawsuits that were tried prior to January 1, 2008.

The following sets forth certain significant rulings that occurred in or after the second quarter of 2008 with respect to the Vioxx Product Liability Lawsuits.

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

Notes to Consolidated Financial Statements (unaudited) (continued)

Merck filed an opposition to plaintiffs’ motion. On May 15, 2008, the Court of Appeals issued an order granting plaintiffs’ motion to dismiss the appeal, but denying plaintiffs’ motion to vacate the order dismissing the claim.

In April 2006, in a trial involving two plaintiffs, Thomas Cona and John McDarby, in Superior Court of New Jersey, Law Division, Atlantic County, the jury returned a split verdict. The jury determined that Vioxx did not substantially contribute to the heart attack of Mr. Cona, but did substantially contribute to the heart attack of Mr. McDarby. The jury also concluded that, in each case, Merck violated New Jersey’s consumer fraud statute, which allows plaintiffs to receive their expenses for purchasing the drug, trebled, as well as reasonable attorneys’ fees. The jury awarded $4.5 million in compensatory damages to Mr. McDarby and his wife, who also was a plaintiff in that case, as well as punitive damages of $9 million. On June 8, 2007, Judge Higbee denied Merck’s motion for a new trial. On June 15, 2007, Judge Higbee awarded approximately $4 million in the aggregate in attorneys’ fees and costs. The Company appealed the judgments in both cases and the Appellate Division held oral argument on both cases on January 16, 2008. On May 29, 2008, the New Jersey Appellate Division vacated the consumer fraud awards in both cases on the grounds that the Product Liability Act provides the sole remedy for personal injury claims. The Appellate Division also vacated the McDarby punitive damage award on the grounds that it is preempted and vacated the attorney’s fees and costs awarded under the Consumer Fraud Act in both cases. The Court upheld the McDarby compensatory award. The Company has filed with the Supreme Court of New Jersey a petition to appeal those parts of the trial court’s rulings that the Appellate Division affirmed. Plaintiffs filed a cross-petition to appeal those parts of the trial court’s rulings that the Appellate Division reversed.

As previously reported, in September 2006, Merck filed a notice of appeal of the August 2005 jury verdict in favor of the plaintiff in the Texas state court case, Ernst v. Merck. On May 29, 2008, the Texas Court of Appeals reversed the trial court’s judgment and issued a judgment in favor of Merck. The Court of Appeals found the evidence to be legally insufficient on the issue of causation. Plaintiffs have asked the court for more time to file a motion for rehearing.

As previously reported, in April 2006, in Garza v. Merck, a jury in state court in Rio Grande City, Texas returned a verdict in favor of the family of decedent Leonel Garza. The jury awarded a total of $7 million in compensatory damages to Mr. Garza’s widow and three sons. The jury also purported to award $25 million in punitive damages even though under Texas law, in this case, potential punitive damages were capped at $750,000. On May 14, 2008, the San Antonio Court of Appeals reversed the judgment and rendered a judgment in favor of Merck. On May 29, 2008, plaintiffs filed a motion for rehearing.

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

Judge Higbee has set a briefing schedule in Martin-Kleinman v. Merck, which is a putative consumer class action pending in New Jersey Superior Court. The schedule calls for the briefing to be completed by September 26, 2008.

There are also pending in various U.S. courts putative class actions purportedly brought on behalf of individual purchasers or users of Vioxx claiming either reimbursement of alleged economic loss or an entitlement to medical monitoring. The majority of these cases are at early procedural stages. In New Jersey, the trial court dismissed the complaint in the case of Sinclair v. Merck, a purported statewide medical monitoring class. The Appellate Division reversed the dismissal. On June 4, 2008, the New Jersey Supreme Court reversed the Appellate Division and dismissed the case on the grounds that plaintiffs had not alleged that they suffered any physical injury. In a separate action, on June 12, 2008, a Missouri state court certified a class of Missouri plaintiffs seeking reimbursement for out-of-pocket costs relating to Vioxx. The plaintiffs do not allege any personal injuries from taking Vioxx. The Company filed a petition for interlocutory review on June 23, 2008.

Plaintiffs also have filed a class action in California state court seeking class certification of California third-party payors and end-users. The parties are engaged in class certification discovery and briefing.

Notes to Consolidated Financial Statements (unaudited) (continued)

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

In addition, the Company has been named in four other lawsuits containing similar allegations filed by (or on behalf of) governmental entities seeking the reimbursement of alleged Medicaid expenditures for Vioxx or statutory penalties tied to such expenditures. Those lawsuits are (1) a class action filed by Santa Clara County, California on behalf of all similarly situated California counties, (2) actions filed by Erie County and Chautauqua County, New York, and (3) a qui tam action brought by a resident of the District of Columbia. With the exception of a case filed by the Texas Attorney General (which remains in Texas state court and is currently scheduled for trial in September 2009) and the District of Columbia case (which has been removed to federal court and will likely be transferred to the federal MDL shortly), the rest of the actions described in this paragraph have been transferred to the federal MDL and have not experienced significant activity to date.

Shareholder Lawsuits
As previously disclosed, in addition to the Vioxx Product Liability Lawsuits, the Company and various current and former officers and directors are defendants in various putative class actions and individual lawsuits under the federal securities laws and state securities laws (the “Vioxx Securities Lawsuits”). All of the Vioxx Securities Lawsuits pending in federal court have been transferred by the Judicial Panel on Multidistrict Litigation (the “JPML”) to the United States District Court for the District of New Jersey before District Judge Stanley R. Chesler for inclusion in a nationwide MDL (the “Shareholder MDL”). Judge Chesler has consolidated the Vioxx Securities Lawsuits for all purposes. The putative class action, which requested damages on behalf of purchasers of Company stock between May 21, 1999 and October 29, 2004, alleged that the defendants made false and misleading statements regarding Vioxx in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and sought unspecified compensatory damages and the costs of suit, including attorneys’ fees. The complaint also asserted claims under Section 20A of the Securities and Exchange Act against certain defendants relating to their sales of Merck stock and under Sections 11, 12 and 15 of the Securities Act of 1933 against certain defendants based on statements in a registration statement and certain prospectuses filed in connection with the Merck Stock Investment Plan, a dividend reinvestment plan. On April 12, 2007, Judge Chesler granted defendants’ motion to dismiss the complaint with prejudice. Plaintiffs have appealed Judge Chesler’s decision to the United States Court of Appeals for the Third Circuit. Oral argument before the Court of Appeals was held on June 24, 2008.

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

As previously disclosed, various shareholder derivative actions filed in federal court were transferred to the Shareholder MDL and consolidated for all purposes by Judge Chesler (the “Vioxx Derivative Lawsuits”). On May 5, 2006, Judge Chesler granted defendants’ motion to dismiss and denied plaintiffs’ request for leave to amend their complaint. Plaintiffs appealed, arguing that Judge Chesler erred in denying plaintiffs’ leave to amend their complaint with materials acquired during discovery. On July 18, 2007, the United States Court of Appeals for the Third Circuit reversed the District Court’s decision on the grounds that Judge Chesler should have allowed plaintiffs to make use of the discovery material to try to establish demand futility, and remanded the case for the District Court’s consideration of whether, even with the additional materials, plaintiffs’ request to amend their complaint would still be futile. Plaintiffs filed their brief in support of their request for leave to amend their complaint in November 2007. The Court denied the motion in June 2008 and closed the case. On July 18, Plaintiff Halpert Enterprises, Inc. filed a notice of appeal.

Notes to Consolidated Financial Statements (unaudited) (continued)

In addition, as previously disclosed, various putative class actions filed in federal court under the Employee Retirement Income Security Act (“ERISA”) against the Company and certain current and former officers and directors (the “Vioxx ERISA Lawsuits” and, together with the Vioxx Securities Lawsuits and the Vioxx Derivative Lawsuits, the “Vioxx Shareholder Lawsuits”) have been transferred to the Shareholder MDL and consolidated for all purposes. The consolidated complaint asserts claims on behalf of certain of the Company’s current and former employees who are participants in certain of the Company’s retirement plans for breach of fiduciary duty. The lawsuits make similar allegations to the allegations contained in the Vioxx Securities Lawsuits. On July 11, 2006, Judge Chesler granted in part and denied in part defendants’ motion to dismiss the ERISA complaint. In October 2007, plaintiffs moved for certification of a class of individuals who were participants in and beneficiaries of the Company’s retirement savings plans at any time between October 1, 1998 and September 30, 2004 and whose plan accounts included investments in the Merck Common Stock Fund and/or Merck common stock. That motion is pending. On April 16, 2008, Plaintiffs filed a Motion for Leave to Supplement the Amended Complaint to add allegations relating to Vytorin and seeking to add additional defendants, including Richard T. Clark and additional members of the Board of Directors. The Court denied the motion in May 2008.

As previously disclosed, on October 29, 2004, two individual shareholders made a demand on the Company’s Board to take legal action against Mr. Raymond Gilmartin, former Chairman, President and Chief Executive Officer and other individuals for allegedly causing damage to the Company with respect to the allegedly improper marketing of Vioxx. In December 2004, the Special Committee of the Board of Directors retained the Honorable John S. Martin, Jr. of Debevoise & Plimpton LLP to conduct an independent investigation of, among other things, the allegations set forth in the demand. Judge Martin’s report was made public in September 2006. Based on the Special Committee’s recommendation made after careful consideration of the Martin report and the impact that derivative litigation would have on the Company, the Board rejected the demand. On October 11, 2007, the shareholders filed a lawsuit in state court in Atlantic County, NJ against current and former executives and directors of the Company alleging that the Board’s rejection of their demand was unreasonable and improper, and that the defendants breached various duties to the Company in allowing Vioxx to be marketed. The current and former executive and director defendants filed motions to dismiss the complaint in June 2008. Those motions are pending.

International Lawsuits
As previously disclosed, in addition to the lawsuits discussed above, the Company has been named as a defendant in litigation relating to Vioxx in various countries (collectively, the “Vioxx Foreign Lawsuits”) in Europe, as well as Canada, Brazil, Argentina, Australia, Turkey, and Israel.

On May 30, 2008, the provincial court of Queen’s Bench in Saskatchewan, Canada entered an order certifying a class of Vioxx users in Canada, except those in Quebec. The class includes individual purchasers who allege inducement to purchase by unfair marketing practices; individuals who allege Vioxx was not of acceptable quality, defective or not fit for the purpose of managing pain associated with approved indications; or ingestors who claim Vioxx caused or exacerbated a cardiovascular or gastrointestinal condition. On June 17, 2008, the Court of Appeal for Saskatchewan granted the Company leave to appeal the certification order. On July 28, 2008, the Superior court in Ontario decided to certify a class of Vioxx users in Canada, except those in Quebec and Saskatchewan. The Company intends to seek leave to appeal that decision. Earlier, in November 2006, the Superior court in Quebec authorized the institution of a class action on behalf of all individuals who, in Québec, consumed Vioxx and suffered damages arising out of its ingestion. As of June 30, 2008, the plaintiffs have not instituted an action based upon that authorization.

Additional Lawsuits
Based on media reports and other sources, the Company anticipates that additional Vioxx Product Liability Lawsuits, Vioxx Shareholder Lawsuits and Vioxx Foreign Lawsuits (collectively, the “Vioxx Lawsuits”) will be filed against it and/or certain of its current and former officers and directors in the future.

Insurance
As previously disclosed, the Company has product liability insurance for claims brought in the Vioxx Product Liability Lawsuits with stated upper limits of approximately $630 million after deductibles and co-insurance. This insurance provides coverage for legal defense costs and potential damage amounts in connection with the Vioxx Product Liability Lawsuits. Through an arbitration proceeding and negotiated settlements, the Company received an aggregate of approximately $585 million in product liability insurance proceeds relating to the Vioxx Product Liability Lawsuits, plus approximately $45 million in fees and interest payments. The Company is still negotiating with one insurer about an immaterial amount of coverage for these lawsuits. The Company has no additional insurance for the Vioxx Product Liability Lawsuits. The Company’s insurance coverage with respect to the Vioxx Lawsuits will not be adequate to cover its defense costs and losses.

Notes to Consolidated Financial Statements (unaudited) (continued)

The Company also has Directors and Officers insurance coverage applicable to the Vioxx Securities Lawsuits and Vioxx Derivative Lawsuits with stated upper limits of approximately $190 million. The Company has Fiduciary and other insurance for the Vioxx ERISA Lawsuits with stated upper limits of approximately $275 million. As a result of the arbitration proceeding referenced above, additional insurance coverage for these claims should also be available, if needed, under upper-level excess policies that provide coverage for a variety of risks. There are disputes with the insurers about the availability of some or all of the Company’s insurance coverage for these claims and there are likely to be additional disputes. The amounts actually recovered under the policies discussed in this paragraph may be less than the stated upper limits.

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

As previously disclosed, on May 20, 2008, the Company reached civil settlements with Attorneys General from 29 states and the District of Columbia to fully resolve previously disclosed investigations under state consumer protection laws related to past activities for Vioxx. As part of the civil resolution of these investigations, Merck paid a total of $58 million to be divided among the 29 states and the District of Columbia. In April 2008, Merck announced it had taken a pre-tax charge in the first quarter of $55 million in anticipation of this settlement. The agreement also includes compliance measures that supplement policies and procedures previously established by the Company.

In addition, the Company received a subpoena in September 2006 from the State of California Attorney General seeking documents and information related to the placement of Vioxx on California’s Medi-Cal formulary. The Company is cooperating with the Attorney General in responding to the subpoena.

Reserves
As discussed above, on November 9, 2007, Merck entered into the Settlement Agreement with the law firms that comprise the executive committee of the PSC of the federal Vioxx MDL as well as representatives of plaintiffs’ counsel in the Texas, New Jersey and California state coordinated proceedings to resolve state and federal MI and IS claims filed as of that date in the United States. The Settlement Agreement, which also applies to tolled claims, was signed by the parties after several meetings with three of the four judges overseeing the coordination of more than 95% of the U.S. Vioxx Product Liability Lawsuits. The Settlement Agreement applies only to U.S. legal residents and those who allege that their MI or IS occurred in the United States. As a result of entering into the Settlement Agreement, the Company recorded a pretax charge of $4.85 billion in 2007 which represents the fixed aggregate amount to be paid to plaintiffs qualifying for payment under the Settlement Program.

The Company currently anticipates that Vioxx Product Liability Lawsuits will be tried in the future. The Company believes that it has meritorious defenses to the Vioxx Lawsuits and will vigorously defend against them. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek indeterminate damages, the Company is unable to predict the outcome of these matters, and at this time cannot reasonably estimate the possible loss or range of loss with respect to the Vioxx Lawsuits not included in the Settlement Program. The Company has not established any reserves for any potential liability relating to the Vioxx Lawsuits not included in the Settlement Program or the Vioxx Investigations (other than as set forth above), including for those cases in which verdicts or judgments have been entered against the Company, and are now in post-verdict proceedings or on appeal. In each of those cases the Company believes it has strong points to raise on appeal and therefore that unfavorable outcomes in such cases are not probable. Unfavorable outcomes in the Vioxx Litigation (as

Notes to Consolidated Financial Statements (unaudited) (continued)
defined below) could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. As of December 31, 2007, the Company had a reserve of $5.372 billion which represented the aggregate amount to be paid under the Settlement Agreement and its future legal defense costs related to (i) the Vioxx Product Liability Lawsuits, (ii) the Vioxx Shareholder Lawsuits, (iii) the Vioxx Foreign Lawsuits, and (iv) the Vioxx Investigations (collectively, the “Vioxx Litigation”). During the first quarter of 2008, the Company spent approximately $79 million in the aggregate in legal defense costs related to the Vioxx Litigation. In the second quarter of 2008, the Company spent approximately $78 million in the aggregate in legal defense costs related to the Vioxx Litigation. Thus, as of June 30, 2008, the Company had a reserve of approximately $5.215 billion related to the Vioxx Litigation.

Some of the significant factors considered in the review of the reserve were as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of the Vioxx Litigation, including the Settlement Agreement and the expectation that the Settlement Agreement will be consummated, but that certain lawsuits will continue to be pending; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the Vioxx Product Liability Lawsuits. Events such as scheduled trials, that are expected to occur in 2009, and the inherent inability to predict the ultimate outcomes of such trials and the disposition of Vioxx Product Liability Lawsuits not participating in or not eligible for the Settlement Program, limit the Company’s ability to reasonably estimate its legal costs beyond 2009.

The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase its reserves for legal defense costs at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

Other Product Liability Litigation
As previously disclosed, the Company is a defendant in product liability lawsuits in the United States involving Fosamax (the “Fosamax Litigation”). As of June 30, 2008, approximately 655 cases, which include approximately 1,120 plaintiff groups had been filed and were pending against Merck in either federal or state court, including three cases which seek class action certification, as well as damages and medical monitoring. In these actions, plaintiffs allege, among other things, that they have suffered osteonecrosis of the jaw, generally subsequent to invasive dental procedures such as tooth extraction or dental implants, and/or delayed healing, in association with the use of Fosamax. On August 16, 2006, the JPML ordered that the Fosamax product liability cases pending in federal courts nationwide should be transferred and consolidated into one multidistrict litigation (the “Fosamax MDL”) for coordinated pre-trial proceedings. The Fosamax MDL has been transferred to Judge John Keenan in the United States District Court for the Southern District of New York. As a result of the JPML order, approximately 550 of the cases are before Judge Keenan. Judge Keenan has issued a Case Management Order (and various amendments thereto) setting forth a schedule governing the proceedings which focuses primarily upon resolving the class action certification motions in 2007 and completing fact discovery in an initial group of 25 cases by October 1, 2008. Briefing and argument on plaintiffs’ motions for certification of medical monitoring classes were completed in 2007 and Judge Keenan issued an order denying the motions on January 3, 2008. On January 28, 2008, Judge Keenan issued a further order dismissing with prejudice all class claims asserted in the first four class action lawsuits filed against Merck that sought personal injury damages and/or medical monitoring relief on a class wide basis. Discovery is ongoing in both the Fosamax MDL litigation as well as in various state court cases. The Company intends to defend against these lawsuits.

As of December 31, 2007, the Company had a remaining reserve of approximately $27 million solely for its future legal defense costs for the Fosamax Litigation. During the first quarter of 2008, the Company spent approximately $7 million and added $40 million to its reserve. In the second quarter, the Company spent approximately $10 million. Consequently, as of June 30, 2008, the Company had a reserve of approximately $50 million. Some of the significant factors considered in the establishment and ongoing assessment of the reserve for the Fosamax Litigation legal defense costs were as follows: the actual costs incurred by the Company thus far; the development of the Company’s legal defense strategy and structure in light of the creation of the Fosamax MDL; the number of cases being brought against the Company; and the anticipated timing, progression, and related costs of pre-trial activities in the Fosamax Litigation. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves. Due to the uncertain nature of litigation, the Company is unable to estimate its costs beyond 2009. The Company has not established any reserves for any potential liability relating to the Fosamax Litigation. Unfavorable

Notes to Consolidated Financial Statements (unaudited) (continued)
outcomes in the Fosamax Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

Vytorin/Zetia Litigation
As previously disclosed, since December 2007, the Company and its joint-venture partner, Schering-Plough, have received several letters addressed to both companies from the House Committee on Energy and Commerce, its Subcommittee on Oversight and Investigations, and the Ranking Minority Member of the Senate Finance Committee, collectively seeking a combination of witness interviews, documents and information on a variety of issues related to the ENHANCE clinical trial, the sale and promotion of Vytorin, as well as sales of stock by corporate officers. On January 25, 2008, the companies and the MSP Partnership each received two subpoenas from the New York State Attorney General’s Office seeking similar information and documents. Merck and Schering-Plough have also each received a letter from the Office of the Connecticut Attorney General dated February 1, 2008 requesting documents related to the marketing and sale of Vytorin and Zetia and the timing of disclosures of the results of ENHANCE. Merck and Schering-Plough also received subpoenas dated April 4, 2008, from the Office of the New Jersey Attorney General seeking documents related to the ENHANCE trial and the sale and marketing of Vytorin. The Company is cooperating with these investigations and working with Schering-Plough to respond to the inquiries. In addition, since mid-January 2008, the Company has become aware of or been served with approximately 140 civil class action lawsuits alleging common law and state consumer fraud claims in connection with the MSP Partnership’s sale and promotion of Vytorin and Zetia. Certain of those lawsuits allege personal injuries and/or seek medical monitoring.

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

Patent Litigation
From time to time, generic manufacturers of pharmaceutical products file Abbreviated New Drug Applications (“ANDA’s”) with the FDA seeking to market generic forms of the Company’s products prior to the expiration of relevant patents owned by the Company. Generic pharmaceutical manufacturers have submitted ANDA’s to the FDA seeking to market in the United States a generic form of Propecia, Prilosec, Nexium, Singulair, Trusopt, Cosopt and Primaxin prior to the expiration of the Company’s (and AstraZeneca’s in the case of Prilosec and Nexium) patents concerning these products. In addition, an ANDA has been submitted to the FDA seeking to market in the United States a generic form of Zetia prior to the expiration of Schering-Plough’s patent concerning that product. The generic companies’ ANDA’s generally include allegations of non-infringement, invalidity and unenforceability of the patents. Generic manufacturers have received FDA approval to market a generic form of Prilosec. The Company has filed patent infringement suits in federal court against companies filing ANDA’s for generic finasteride (Propecia), dorzolamide (Trusopt), montelukast (Singulair), dorzolamide/timolol (Cosopt), imipenem/cilastatin (Primaxin) and AstraZeneca and the Company have filed patent infringement suits in federal court against companies filing ANDA’s for generic omeprazole (Prilosec) and esomeprazole (Nexium). Also, the Company and Schering-Plough have filed a patent infringement suit in federal court against companies filing ANDA’s for generic ezetimibe (Zetia). Similar patent challenges exist in certain foreign jurisdictions. The Company intends to vigorously defend its patents, which it believes are valid, against infringement by generic companies attempting to market products prior to the expiration dates of such patents. As with any litigation, there can be no assurance of the outcomes, which, if adverse, could result in significantly shortened periods of exclusivity for these products.

The Company and AstraZeneca received notice in October 2005 that Ranbaxy Laboratories Ltd. (“Ranbaxy”) had filed an ANDA for esomeprazole. The ANDA contains Paragraph IV challenges to patents on Nexium. On November 21, 2005, the Company and AstraZeneca sued Ranbaxy in the United States District Court in New Jersey. Accordingly, FDA approval of Ranbaxy’s ANDA was stayed for 30 months until April 2008 or until an adverse court decision, if any, whichever may occur earlier. As previously disclosed, AstraZeneca, Merck and Ranbaxy have entered into a

Notes to Consolidated Financial Statements (unaudited) (continued)

settlement agreement which provides that Ranbaxy will not bring its generic esomeprazole product to market in the United States until May 27, 2014. The Company and AstraZeneca each received a Civil Investigative Demand (“CID”) from the United States Federal Trade Commission (the “FTC”) in July 2008 regarding the settlement agreement with Ranbaxy. The Company is cooperating with the FTC in responding to this CID.

The Company and AstraZeneca received notice in January 2006 that IVAX Pharmaceuticals, Inc., subsequently acquired by Teva Pharmaceuticals (“Teva”), had filed an ANDA for esomeprazole. The ANDA contains Paragraph IV challenges to patents on Nexium. On March 8, 2006, the Company and AstraZeneca sued Teva in the United States District Court in New Jersey. Accordingly, FDA approval of Teva’s ANDA is stayed for 30 months until September 2008 or until an adverse court decision, if any, whichever may occur earlier. In January 2008, the Company and AstraZeneca sued Dr. Reddy’s Laboratories (“Dr. Reddy’s”) in the District Court in New Jersey based on Dr. Reddy’s filing of an ANDA for esomeprazole. Accordingly, FDA approval of Dr. Reddy’s ANDA is stayed for 30 months until July 2010 or until an adverse court decision, if any, whichever may occur earlier.

In April 2007, Merck sued Ranbaxy regarding an ANDA Ranbaxy filed seeking approval for a generic version of Primaxin (imipenem/cilastatin). The lawsuit asserted infringement of Merck’s patent which is due to expire on September 15, 2009. In July 2008, Merck and Ranbaxy entered into an agreement pursuant to which Ranbaxy can begin to market in the United States a generic form of imipenem/cilastatin on September 1, 2009.

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

The following table provides amounts of share-based compensation cost recorded in the Consolidated Statement of Income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2008	2007	2008	2007

Pretax share-based compensation expense	$107.7	$81.2	$198.7	$178.2
Income tax benefits	(33.4)	(25.9)	(62.1)	(56.3)

Total share-based compensation expense, net of tax	$74.3	$55.3	$136.6	$121.9

During the first six months of 2008 and 2007, the Company granted 33.4 million options and 32.0 million options, respectively, related to its annual grant and other grants. The weighted average fair value of options granted for the first six months of 2008 and 2007 was $9.99 and $9.12 per option, respectively, and was determined using the following assumptions:

Notes to Consolidated Financial Statements (unaudited) (continued)

	Six Months Ended
	June 30,
	2008	2007

Expected dividend yield	3.4%	3.4%
Risk-free interest rate	2.7%	4.4%
Expected volatility	30.8%	24.4%
Expected life (years)	6.1	5.7

At June 30, 2008, there was $613.8 million of total pretax unrecognized compensation expense related to nonvested stock options, RSU and PSU awards which will be recognized over a weighted average period of 2.3 years. For segment reporting, share-based compensation costs are unallocated expenses.

9.	Pension and Other Postretirement Benefit Plans

The Company has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. The net cost of such plans consisted of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2008	2007	2008	2007

Service cost	$80.6	$92.9	$173.3	$185.0
Interest cost	106.1	92.6	213.4	184.6
Expected return on plan assets	(136.9)	(122.2)	(284.9)	(243.6)
Net amortization	20.2	34.3	42.8	68.5
Termination benefits	13.0	8.9	18.5	16.0
Curtailments	3.2	-	3.2	-

	$86.2	$106.5	$166.3	$210.5

The Company provides medical, dental and life insurance benefits, principally to its eligible U.S. retirees and similar benefits to their dependents, through its other postretirement benefit plans. The net cost of such plans consisted of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2008	2007	2008	2007

Service cost	$15.3	$21.2	$37.5	$42.3
Interest cost	25.5	26.0	56.3	51.9
Expected return on plan assets	(29.9)	(30.3)	(64.5)	(60.6)
Net amortization	(7.6)	(2.5)	(11.4)	(5.0)
Termination benefits	3.0	2.6	4.2	3.5
Curtailments	-	(3.9)	(0.6)	(3.9)

	$6.3	$13.1	$21.5	$28.2

In connection with restructuring actions (see Note 2), the Company recorded termination charges for the three and six months ended June 30, 2008 and 2007 on its pension and other postretirement benefit plans related to expanded eligibility for certain employees exiting the Company. Also, in connection with these restructuring actions, the Company recorded net curtailment losses on its pension plans for the three and six months ended June 30, 2008 and curtailment gains on its other postretirement benefit plans for the six months ended June 30, 2008 and the three and six months ended June 30, 2007.

Notes to Consolidated Financial Statements (unaudited) (continued)
10.	Other (Income) Expense, Net

Other (income) expense, net, consisted of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2008	2007	2008	2007

Interest income	$(143.4)	$(172.3)	$(313.0)	$(354.0)
Interest expense	50.6	103.3	123.2	205.7
Exchange losses (gains)	8.7	(12.0)	21.3	(31.6)
Minority interests	30.9	30.8	62.8	61.4
Other, net	(28.7)	(33.8)	(2,153.5)	(221.7)

	$(81.9)	$(84.0)	$(2,259.2)	$(340.2)

Other, net for the six months ended June 30, 2008 primarily reflects an aggregate gain from AZLP of $2.2 billion (see Note 5) and a gain of $249 million related to the sale of the Company’s remaining worldwide rights to Aggrastat, partially offset by a $300 million expense for a contribution to the Merck Company Foundation and a $58 million charge related to the resolution of an investigation into whether the Company violated consumer protection laws with respect to the sales and marketing of Vioxx (see Note 7). Other, net for the first six months of 2007 primarily reflects the favorable impact of gains on sales of assets and product divestitures. Interest paid for the six months ended June 30, 2008 and 2007 was $116.2 million and $223.6 million, respectively.

11.	Taxes on Income

The effective tax rate of 14.1% for the second quarter of 2008 reflects a benefit of approximately 9 percentage points primarily relating to tax settlements that resulted in a reduction of the Company’s liability for unrecognized tax benefits of approximately $200 million. The effective tax rate of 21.6% for the first six months of 2008 reflects a net favorable impact of approximately 1 percentage point which includes favorable impacts relating to the second quarter tax settlements and the first quarter realization of foreign tax credits, largely offset by an unfavorable impact resulting from the AZLP gain being fully taxable in the United States at a combined federal and state tax rate of approximately 36.3%. In the first quarter of 2008, the Company decided to repatriate certain prior years’ foreign earnings which will result in a utilization of foreign tax credits. These foreign tax credits arose as a result of tax payments made outside of the United States in prior years that became realizable in the first quarter based on a change in the Company’s repatriation plans. The effective tax rates of 24.9% for the second quarter of 2007 and 24.6% for the first half of 2007 reflect the impact of costs associated with the global restructuring program.

As previously disclosed, Merck’s Canadian tax returns for the years 1998 through 2004 are being examined by the Canada Revenue Agency (“CRA”). In October 2006, the CRA issued the Company a notice of reassessment containing adjustments related to certain intercompany pricing matters, which result in additional Canadian and provincial tax due of approximately $1.6 billion (U.S. dollars) plus interest of approximately $990 million (U.S. dollars). In addition, in July 2007, the CRA proposed additional adjustments for 1999 relating to another intercompany pricing matter. The adjustments would increase Canadian tax due by approximately $22 million (U.S. dollars) plus $22 million (U.S. dollars) of interest. It is possible that the CRA will propose similar adjustments for later years. The Company disagrees with the positions taken by the CRA and believes they are without merit. The Company intends to contest the assessments through the CRA appeals process and the courts if necessary. In connection with the appeals process, during 2007, the Company pledged collateral to two financial institutions, one of which provided a guarantee to the CRA and the other to the Quebec Ministry of Revenue representing a portion of the tax and interest assessed. The collateral is included in Other Assets in the Consolidated Balance Sheet and totaled approximately $1.3 billion at June 30, 2008. The Company has previously established reserves for these matters. While the resolution of these matters may result in liabilities higher or lower than the reserves, management believes that resolution of these matters will not have a material effect on the Company’s financial position or liquidity. However, an unfavorable resolution could have a material adverse effect on the Company’s results of operations or cash flows in the quarter in which an adjustment is recorded or tax is due.

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

Notes to Consolidated Financial Statements (unaudited) (continued)
and was notified in early August 2007 that the CRA is holding the imposition of a penalty in abeyance pending a review of the Company’s submissions as to the inapplicability of a penalty.

12.	Earnings Per Share

The weighted average common shares used in the computations of basic earnings per common share and earnings per common share assuming dilution are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(shares in millions)	2008	2007	2008	2007

Average common shares outstanding	2,144.5	2,167.0	2,153.2	2,166.9
Common shares issuable(1)	9.8	22.2	12.6	16.5

Average common shares outstanding assuming dilution	2,154.3	2,189.2	2,165.8	2,183.4

(1)	Issuable primarily under share-based compensation plans.

For the three months ended June 30, 2008 and 2007, 205.5 million and 151.5 million, respectively, and for the six months ended June 30, 2008 and 2007, 205.3 million and 199.1 million, respectively, of common shares issuable under the Company’s share-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.

13.	Comprehensive Income

Comprehensive income was $1,597.1 million and $1,656.4 million for the three months ended June 30, 2008 and 2007, respectively, and was $4,961.3 million and $3,432.4 million for the six months ended June 30, 2008 and 2007, respectively.

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

The Pharmaceutical segment includes human health pharmaceutical products marketed either directly or through joint ventures. These products consist of therapeutic and preventive agents, sold by prescription, for the treatment of human disorders. Merck sells these human health pharmaceutical products primarily to drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. The Vaccines and Infectious Diseases segment includes human health vaccine and infectious disease products marketed either directly or through joint ventures. Vaccine products consist of preventive pediatric, adolescent and adult vaccines, primarily administered at physician offices. Merck sells these human health vaccines primarily to physicians, wholesalers, physician distributors and government entities. A large component of pediatric and adolescent vaccines is sold to the U.S. Centers for Disease Control and Prevention Vaccines for Children program, which is funded by the U.S. government. Infectious disease products consist of therapeutic agents for the treatment of infection sold primarily to drug wholesalers, retailers, hospitals and government agencies. The Vaccines and Infectious Diseases segment includes the majority of the Company’s aggregate vaccine and infectious disease product sales, but excludes sales of these products by non-U.S. subsidiaries which are included in the Pharmaceutical segment.

Other segments include other non-reportable human and animal health segments.

Notes to Consolidated Financial Statements (unaudited) (continued)
Revenues and profits for these segments are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2008	2007	2008	2007

Segment revenues:
Pharmaceutical segment	$5,006.1	$4,999.8	$9,817.5	$9,773.9
Vaccines and Infectious Diseases segment	1,026.6	1,045.6	2,012.2	1,977.1
Other segment revenues	19.1	44.0	44.1	80.7

	$6,051.8	$6,089.4	$11,873.8	$11,831.7

Segment profits:(1)
Pharmaceutical segment	$3,112.6	$3,431.0	$6,231.9	$6,672.5
Vaccines and Infectious Diseases segment	645.6	614.8	1,270.2	1,125.3
Other segment profits	119.2	128.4	265.2	282.5

	$3,877.4	$4,174.2	$7,767.3	$8,080.3

(1)	Includes the majority of Equity income from affiliates.

Notes to Consolidated Financial Statements (unaudited) (continued)
     Sales (1) of the Company’s products were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2008	2007	2008	2007

Pharmaceutical:
Singulair	$1,081.6	$1,091.8	$2,185.3	$2,093.8
Cozaar/Hyzaar	941.1	847.2	1,788.0	1,645.2
Fosamax	411.2	785.6	881.0	1,527.8
Januvia	333.8	143.6	605.9	230.7
Cosopt/Trusopt	217.4	192.0	418.8	378.1
Zocor	176.8	178.0	355.9	436.4
Maxalt	130.3	109.0	251.9	216.4
Propecia	107.6	98.3	212.6	193.6
Arcoxia	103.9	88.7	197.3	169.1
Vasotec/Vaseretic	93.7	127.5	189.4	249.1
Proscar	86.0	113.1	171.0	238.4
Janumet	72.4	24.3	130.8	24.3
Emend	65.4	47.1	125.0	94.7
Other pharmaceutical (2)	625.4	711.2	1,215.2	1,405.0

Vaccine and infectious disease product sales included in the Pharmaceutical segment (3)	559.5	442.4	1,089.4	871.3

Pharmaceutical segment revenues	5,006.1	4,999.8	9,817.5	9,773.9

Vaccines(4) and Infectious Diseases:
Gardasil	325.7	357.5	716.1	723.0
RotaTeq	177.8	119.1	367.9	204.1
Zostavax	66.1	46.8	139.6	89.5
ProQuad/M-M-R II/Varivax	317.8	343.5	543.5	589.6
Hepatitis vaccines	37.9	79.6	71.8	151.1
Other vaccines	69.5	95.9	142.1	188.0
Primaxin	201.3	185.7	404.0	382.8
Cancidas	160.7	134.0	309.5	268.0
Crixivan/Stocrin	79.0	75.3	154.3	157.6
Invanz	70.5	46.2	126.0	87.8
Isentress	77.2	4.1	123.7	6.5
Other infectious disease	2.6	0.3	3.1	0.4
Vaccine and infectious disease product sales included in the Pharmaceutical segment (3)	(559.5)	(442.4)	(1,089.4)	(871.3)

Vaccines and Infectious Diseases segment revenues	1,026.6	1,045.6	2,012.2	1,977.1

Other segment (5)	19.1	44.0	44.1	80.7

Total segment revenues	6,051.8	6,089.4	11,873.8	11,831.7

Other (6)	-	22.0	0.1	49.0

	$6,051.8	$6,111.4	$11,873.9	$11,880.7

(1)	Presented net of discounts and returns.

(2)	Other pharmaceutical primarily includes sales of other human pharmaceutical products and revenue from the Company’s relationship with AstraZeneca LP primarily relating to sales of Nexium, as well as Prilosec. Revenue from AstraZeneca LP was $455.8 million and $524.4 million for the second quarter of 2008 and 2007, respectively, and was $860.5 million and $1,021.9 million for the first six months of 2008 and 2007, respectively.

(3)	Sales of vaccine and infectious disease products by non-U.S. subsidiaries are included in the Pharmaceutical segment.

(4)	These amounts do not reflect sales of vaccines sold in most major European markets through the Company’s joint venture, Sanofi Pasteur MSD, the results of which are reflected in Equity income from affiliates. These amounts do, however, reflect supply sales to Sanofi Pasteur MSD.

(5)	Includes other non-reportable human and animal health segments.

(6)	Other revenues are primarily comprised of miscellaneous corporate revenues, sales related to divested products or businesses and other supply sales not included in segment results.

Notes to Consolidated Financial Statements (unaudited) (continued)
     A reconciliation of segment profits to Income Before Taxes is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2008	2007	2008	2007

Segment profits	$3,877.4	$4,174.2	$7,767.3	$8,080.3
Other profits	(15.8)	29.8	(27.9)	30.0
Adjustments	100.9	89.3	199.7	172.2
Unallocated:
Interest income	143.4	172.3	313.0	354.0
Interest expense	(50.6)	(103.3)	(123.2)	(205.7)
Equity income from affiliates	(16.3)	85.0	(1.2)	132.7
Depreciation and amortization	(349.3)	(464.1)	(712.4)	(930.5)
Research and development	(1,169.3)	(1,030.5)	(2,247.6)	(2,060.6)
Gain on distribution from AstraZeneca LP	-	-	2,222.7	-
Other expenses, net	(461.9)	(720.5)	(921.0)	(1,085.8)

	$2,058.5	$2,232.2	$6,469.4	$4,486.6

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Results
Sales
Worldwide sales were $6.1 billion for the second quarter of 2008, a decline of 1% compared with the second quarter of 2007, primarily attributable to a 4% unfavorable effect from volume and a 1% unfavorable effect from price changes, partially offset by a less than 5% favorable effect from foreign exchange. The revenue decline in the second quarter largely reflects lower sales of Fosamax for the treatment and prevention of osteoporosis. Fosamax and Fosamax Plus D lost market exclusivity in the United States in February 2008 and April 2008, respectively. Also contributing to the decline were lower revenues from the Company’s relationship with AstraZeneca LP (“AZLP”) and lower sales of vaccines, including hepatitis vaccines, other viral vaccines and Gardasil, a vaccine to help prevent cervical cancer, precancerous or dysplastic lesions, and genital warts caused by human papillomavirus (“HPV”) types 6, 11, 16 and 18. These declines were partially offset by higher sales of Januvia and Janumet for the treatment of type 2 diabetes, Cozaar/Hyzaar* for hypertension and/or heart failure and Isentress for the treatment of HIV infection.
Worldwide sales were $11.9 billion for the first six months of 2008, comparable with the first six months of 2007, primarily attributable to a 3% unfavorable effect from volume and a 2% unfavorable effect from price changes, offset by a 4% favorable effect from foreign exchange. Sales for the first six months of 2008 reflect lower sales of Fosamax, lower revenues from the Company’s relationship with AZLP and lower sales of Zocor, the Company’s statin for modifying cholesterol which lost U.S. market exclusivity in 2006. Partially offsetting these declines were higher sales of Januvia and Janumet, Cozaar/Hyzaar, Isentress and Singulair, a medicine indicated for the chronic treatment of asthma and the relief of symptoms of allergic rhinitis. Also favorably affecting year-to-date revenues was growth of the Company’s vaccines, including RotaTeq, a vaccine to help protect against rotavirus gastroenteritis in infants and children.

* Cozaar and Hyzaar are registered trademarks of E.I. duPont de Nemours & Company, Wilmington, Delaware.

Sales of the Company’s products were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2008	2007	2008	2007

Pharmaceutical:
Singulair	$1,081.6	$1,091.8	$2,185.3	$2,093.8
Cozaar/Hyzaar	941.1	847.2	1,788.0	1,645.2
Fosamax	411.2	785.6	881.0	1,527.8
Januvia	333.8	143.6	605.9	230.7
Cosopt/Trusopt	217.4	192.0	418.8	378.1
Zocor	176.8	178.0	355.9	436.4
Maxalt	130.3	109.0	251.9	216.4
Propecia	107.6	98.3	212.6	193.6
Arcoxia	103.9	88.7	197.3	169.1
Vasotec/Vaseretic	93.7	127.5	189.4	249.1
Proscar	86.0	113.1	171.0	238.4
Janumet	72.4	24.3	130.8	24.3
Emend	65.4	47.1	125.0	94.7
Other pharmaceutical (1)	625.4	711.2	1,215.2	1,405.0
Vaccine and infectious disease product sales included in the Pharmaceutical segment (2)	559.5	442.4	1,089.4	871.3

Pharmaceutical segment revenues	5,006.1	4,999.8	9,817.5	9,773.9

Vaccines(3) and Infectious Diseases:
Gardasil	325.7	357.5	716.1	723.0
RotaTeq	177.8	119.1	367.9	204.1
Zostavax	66.1	46.8	139.6	89.5
ProQuad/M-M-R II/Varivax	317.8	343.5	543.5	589.6
Hepatitis vaccines	37.9	79.6	71.8	151.1
Other vaccines	69.5	95.9	142.1	188.0
Primaxin	201.3	185.7	404.0	382.8
Cancidas	160.7	134.0	309.5	268.0
Crixivan/Stocrin	79.0	75.3	154.3	157.6
Invanz	70.5	46.2	126.0	87.8
Isentress	77.2	4.1	123.7	6.5
Other infectious disease	2.6	0.3	3.1	0.4
Vaccine and infectious disease product sales included in the Pharmaceutical segment (2)	(559.5)	(442.4)	(1,089.4)	(871.3)

Vaccines and Infectious Diseases segment revenues	1,026.6	1,045.6	2,012.2	1,977.1

Other segment (4)	19.1	44.0	44.1	80.7

Total segment revenues	6,051.8	6,089.4	11,873.8	11,831.7

Other (5)	-	22.0	0.1	49.0

	$6,051.8	$6,111.4	$11,873.9	$11,880.7

(1)	Other pharmaceutical primarily includes sales of other human pharmaceutical products and revenue from the Company’s relationship with AZLP primarily relating to sales of Nexium, as well as Prilosec. Revenue from AZLP was $455.8 million and $524.4 million for the second quarter of 2008 and 2007, respectively, and was $860.5 million and $1,021.9 million for the first six months of 2008 and 2007, respectively.

(2)	Sales of vaccine and infectious disease products by non-U.S. subsidiaries are included in the Pharmaceutical segment.

(3)	These amounts do not reflect sales of vaccines sold in most major European markets through the Company’s joint venture, Sanofi Pasteur MSD, the results of which are reflected in Equity income from affiliates. These amounts do, however, reflect supply sales to Sanofi Pasteur MSD.

(4)	Includes other non-reportable human and animal health segments.

(5)	Other revenues are primarily comprised of miscellaneous corporate revenues, sales related to divested products or businesses and other supply sales not included in segment results.
Sales by product are presented net of discounts and returns. The provision for discounts includes indirect customer discounts that occur when a contracted customer purchases directly through an intermediary wholesale purchaser, known as chargebacks, as well as indirectly in the form of rebates owed based upon definitive contractual agreements or legal requirements with private sector and public sector (Medicaid and Medicare Part D) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. These discounts, in the aggregate, reduced revenues by $533.0 million and $525.0 million for the three months ended June 30, 2008 and 2007, respectively, and by $1,052.0 million and $1,043.7 million for the six months ended June 30, 2008 and 2007, respectively. Inventory levels at key wholesalers for each of the Company’s major pharmaceutical products are generally less than one month.
Pharmaceutical Segment Revenues
Sales of the Pharmaceutical segment were $5.01 billion in the second quarter of 2008 compared with $5.0 billion for the second quarter of 2007. For the first six months of 2008, sales of the Pharmaceutical segment were $9.82 billion compared with $9.77 billion for the comparable period of 2007. These results reflect growth of Januvia, Janumet, Cozaar/Hyzaar and Isentress, offset by declines in Fosamax and Nexium supply sales and, for the year-to-date period, lower sales of Zocor.
Worldwide sales for Singulair were $1.08 billion for the second quarter of 2008, representing a decline of 1% over the second quarter of 2007. Sales performance in the second quarter reflects lower sales in the United States reflecting the switch of a competing allergic rhinitis product to over-the-counter status in early 2008, the timing and public reaction to the U.S. Food and Drug Administration (“FDA”) early communication regarding a limited number of post-marketing adverse event reports which created uncertainty in the marketplace, and a shorter and milder spring allergy season. Sales for the first six months of 2008 reached $2.19 billion, a 4% increase over the comparable prior year period. Sales growth in the first six months of 2008 reflects the continued demand for asthma and seasonal and perennial allergic rhinitis medications. Singulair continues to be the number one prescribed branded product in the U.S. respiratory market.
Global sales of Cozaar and Hyzaar were $941.1 million for the second quarter of 2008, an increase of 11% compared with the second quarter of 2007. Sales for the first six months of 2008 were $1.79 billion, an increase of 9% compared with the first six months of 2007. The increase in both periods was driven in part by the positive effect of foreign exchange. Cozaar and Hyzaar are among the leading medicines in the growing angiotensin receptor blocker class.
Global sales for Fosamax and Fosamax Plus D (marketed as Fosavance throughout the European Union (“EU”) and as Fosamac in Japan) were $411.2 million for the second quarter of 2008 and were $881.0 million for the first six months of 2008, representing declines of 48% and 42%, respectively, over the comparable prior year periods of 2007. Since most formulations of these medicines have lost U.S. marketing exclusivity, the Company is experiencing a significant decline in sales in the United States within the Fosamax franchise and the Company expects such declines to continue.
Global sales of Januvia, the first dipeptidyl peptidase-4 (“DPP-4”) inhibitor approved in the United States for use in the treatment of type 2 diabetes, were $333.8 million in the second quarter of 2008 compared with $143.6 million for the second quarter of 2007. Sales for the first six months of 2008 were $605.9 million compared with $230.7 for the first six months of 2007. Januvia was approved by the FDA in October 2006 and by the European Commission (“EC”) in March 2007. DPP-4 inhibitors represent a class of prescription medications that improve blood sugar control in patients with type 2 diabetes by enhancing a natural body system called the incretin system, which helps to regulate glucose by affecting the beta cells and alpha cells in the pancreas.
In June 2008, new data presented at the American Diabetes Association (“ADA”) 68th Annual Scientific Sessions showed initial combination therapy with Januvia and metformin substantially improved markers of beta cell function and significantly reduced blood sugar levels as measured by A1C (a measure of a person’s average blood glucose over a two-month to three-month period) at one year and two years. Januvia and metformin act in different ways to increase blood levels of active GLP-1 (glucagon-like peptide-1), a hormone that, when blood sugar is higher than normal, enhances the production and secretion of insulin (insulin lowers blood sugar) from beta cells in the pancreas.
Also in June 2008, a new analysis presented at the ADA 68th Annual Scientific Sessions showed treatment with Januvia was associated with a 93% lower risk of having a confirmed symptomatic hypoglycemic event on a given day compared to treatment with glipizide, a sulfonylurea. This 52-week intent to treat analysis was based on 37 events in the Januvia group and 492 events in the glipizide group. Both agents were added to ongoing metformin therapy in patients with type 2 diabetes and were associated with similar reductions in A1C. Hypoglycemia is a common side effect of some oral diabetes medications. As is typical with other anti-hyperglycemic agents used in combination with a sulfonylurea, when Januvia is used in combination with a sulfonylurea, a class of medications known to cause hypoglycemia, the incidence of hypoglycemia was increased over that of placebo. Therefore, a lower dose of sulfonylurea may be required to reduce the risk of hypoglycemia. Through DPP-4 inhibition, Januvia works only when blood sugar is elevated to address diminished insulin due to beta-cell dysfunction and uncontrolled production of glucose by the liver due to alpha-cell and beta-cell dysfunction. Glipizide is a sulfonylurea that lowers blood sugar by stimulating the pancreatic beta cells to release insulin regardless of glucose levels. Hypoglycemia, or low blood sugar, occurs when the level of glucose in the blood drops too low for the body’s needs. Symptoms may include shakiness, dizziness, sweating, hunger, headache, pale skin color, sudden moodiness or behavior changes, clumsy or jerky movements, seizure, confusion and unconsciousness.
Global sales of Janumet, Merck’s oral antihyperglycemic agent that combines sitagliptin (Merck’s DPP-4 inhibitor, Januvia) with metformin in a single tablet to target all three key defects of type 2 diabetes, were $72.4 million for the second quarter of 2008 compared with $24.3 million for the second quarter of 2007. Sales for the first six months of 2008 were $130.8 million. Janumet, launched in the United States in April 2007, was approved, as an adjunct to diet and exercise, to improve blood sugar control in adult patients with type 2 diabetes who are not adequately controlled on metformin or sitagliptin alone, or in patients already being treated with the combination of sitagliptin and metformin. In February 2008, Merck received FDA approval to market Janumet as an initial treatment for type 2 diabetes. In July 2008, Janumet was approved for marketing in the EU, Iceland and Norway.
Worldwide sales of Zocor, Merck’s statin for modifying cholesterol, were down 1% in the second quarter of 2008 compared with the second quarter of 2007 and declined 18% for the first six months of 2008 over the corresponding period of 2007 reflecting the continuing impact of the loss of U.S. market exclusivity in June 2006.
Other Pharmaceutical segment products experiencing growth in the second quarter and first half of 2008 compared with the same periods of 2007 include Maxalt to treat migraine pain, Cosopt to treat elevated intraocular pressure in patients with open-angle glaucoma or ocular hypertension, Emend for prevention of acute and delayed nausea and vomiting associated with moderately and highly emetogenic cancer chemotherapy, as well as for the treatment of post-operative nausea and vomiting, Arcoxia for the treatment of arthritis and pain, and Propecia for male pattern hair loss.
In June 2008, the Company announced that the Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency completed the review of Arcoxia for the treatment of rheumatoid arthritis and ankylosing spondylitis and concluded that the benefits outweigh the risks for the treatment of these conditions.  The CHMP recommended extension of the indications for Arcoxia to include ankylosing spondylitis at 90mg once daily and maintaining the indication for rheumatoid arthritis at 90mg once daily.  In addition, the CHMP recommended strengthening the existing contraindication for patients with uncontrolled hypertension and the warnings regarding treatment and monitoring of patients with high blood pressure.
During the first quarter of 2008, Merck divested its remaining ownership of Aggrastat in foreign markets to Iroko Pharmaceuticals.
Also during the first quarter of 2008, the Company and AZLP entered into an agreement with Ranbaxy Laboratories Ltd. (“Ranbaxy”) to settle patent litigation with respect to esomeprazole (Nexium) which provides that Ranbaxy will not bring its generic esomeprazole product to market in the United States until May 27, 2014.
Vaccines and Infectious Diseases Segment Revenues
Sales of the Vaccines and Infectious Diseases segment declined to $1.03 billion in the second quarter of 2008 from $1.05 billion in the second quarter of 2007 primarily due to lower sales of hepatitis vaccines, other viral vaccines, which include Varivax, M-M-R II and ProQuad, and Gardasil, substantially offset by growth in RotaTeq, and sales of Isentress. Sales for the first six months of 2008 grew to $2.01 billion from $1.98 billion for the first half of 2007 primarily due to growth in RotaTeq and sales of Isentress, partially offset by lower sales of other viral vaccines and hepatitis vaccines.
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
Worldwide sales of the Company’s cervical cancer vaccine Gardasil, as recorded by Merck, were $325.7 million for the second quarter of 2008, a decline of 9% compared with the second quarter of 2007 and were $716.1 million for the first six months of 2008, a decline of 1% over the comparable period of 2007. The lower sales of Gardasil were primarily attributable to fewer vaccinations in the 13 to 18-year old cohort due to the declining number of remaining unvaccinated females, which was not offset by anticipated growth in the 19 to 26-year old cohort. In addition, during the first half of 2007, sales of Gardasil benefited from initial purchases from a number of the U.S. Centers for Disease Control and Prevention (“CDC”) Vaccines for Children (“VFC”) programs. In the first half of 2008, purchases from the VFC were lower than in the first half of 2007. Gardasil, the world’s top-selling HPV vaccine and only HPV vaccine available for use in the United States, currently is indicated for girls and women nine through 26 years of age for the prevention of cervical cancer, precancerous or dysplastic lesions, and genital warts caused by HPV types 6, 11, 16 and 18.

In June 2008, the FDA issued a complete response letter regarding the supplemental biologics license application (“sBLA”) for the use of Gardasil in women ages 27 through 45.  The agency issued the letter to advise that it has completed its review of the submission and that there are issues that preclude approval of the supplement within the expected review timeframe.  Merck discussed with the FDA their questions related to this application and responded to the agency in July 2008.  Merck submitted the sBLA for use in this expanded population in January 2008 and in March 2008 the FDA designated the submission a priority review.  The letter does not affect current indications for Gardasil in females aged nine through 26. The FDA has also issued a complete response letter regarding the sBLA for the use of Gardasil against non-vaccine types (cross protection).  According to the FDA, the data submitted do not support extending the indication for Gardasil to include non-vaccine HPV types. Additional applications under FDA review include data on protection against vaginal and vulvar cancer caused by HPV types 16 and 18 and data on immune memory. Clinical studies to evaluate the safety and efficacy of Gardasil in males 16 to 26 years of age continue and the Company expects to submit to the FDA an indication for males nine to 26 years of age in 2008.
RotaTeq, Merck’s vaccine to help protect against rotavirus gastroenteritis in infants and children, achieved worldwide sales as recorded by Merck of $177.8 million for the second quarter of 2008 compared with $119.1 million for the second quarter of 2007 and were $367.9 million for the first half of 2008, compared with $204.1 million for the first half of 2007. The increase in both periods was driven largely by the continued uptake in the United States and successful launches around the world. In addition, sales in 2008 benefited from purchases to support the CDC stockpile.
The Company has resolved an issue related to the bulk manufacturing process for the Company’s varicella zoster virus (“VZV”)-containing vaccines. The Company has resumed manufacturing of bulk varicella and is producing doses of Varivax. The Company is awaiting additional regulatory approvals to increase its manufacturing capacity. ProQuad, the Company’s combination vaccine that protects against measles, mumps, rubella and chickenpox, one of the VZV-containing vaccines, is currently not available for ordering; however, orders have been transitioned, as appropriate, to M-M-R II and Varivax. Total sales as recorded by Merck for ProQuad were $190.9 million for the first six months of 2007.
Merck’s sales of Varivax, the Company’s vaccine for the prevention of chickenpox (varicella), were $225.3 million for the second quarter of 2008 compared with $197.1 million for the second quarter of 2007 and were $374.0 million for the first six months of 2008 compared with $300.9 million for the first six months of 2007. Varivax is currently the only vaccine available in the United States to help protect against chickenpox due to the unavailability of ProQuad. Merck’s sales of M-M-R II, a vaccine to protect against measles, mumps, and rubella, were $93.0 million for the second quarter of 2008 compared with $57.7 million for the second quarter of 2007 and were $159.8 million for the first six months of 2008 compared with $97.9 million for the first six months of 2007. Sales of Varivax and M-M-R II were affected by the unavailability of ProQuad. Combined sales of ProQuad, M-M-R II and Varivax decreased in the second quarter and first six months of 2008 compared with the corresponding periods of 2007.
In October 2007, the FDA granted Isentress accelerated approval for use in combination with other antiretroviral agents for the treatment of HIV-1 infection in treatment-experienced adult patients who have evidence of viral replication and HIV-1 strains resistant to multiple antiretroviral agents. Isentress is the first medicine to be approved in a new class of antiretroviral drugs called integrase inhibitors.  Isentress works by inhibiting the insertion of HIV DNA into human DNA by the integrase enzyme.  Inhibiting integrase from performing this essential function limits the ability of the virus to replicate and infect new cells.  Merck is also conducting Phase III clinical trials of Isentress in the treatment-naïve (previously untreated) HIV population. Sales for Isentress were $77.2 million in the second quarter of 2008 and were $123.7 million for the first six months of 2008.
In July 2008, results from two pivotal Phase III studies of treatment-experienced patients who were failing other antiretroviral therapies showed that Isentress suppressed HIV-1 viral load and increased CD4 cell counts through 48 weeks of combination therapy with other anti-HIV medicines compared to placebo in combination with other anti-HIV medicines in HIV-infected patients with triple-class resistant virus failing current therapy. These results were published in the New England Journal of Medicine.

Other Vaccines and Infectious Diseases segment products experiencing growth in the second quarter and first half of 2008 compared with the same periods of 2007 include Zostavax, a vaccine to help prevent shingles (herpes zoster), Cancidas, an anti-fungal product, and Invanz, for the treatment of selected moderate to severe infection in adults.
In May 2008, the CDC adopted the unanimous recommendation of its Advisory Committee on Immunization Practices for the use of Zostavax for the prevention of shingles in adults aged 60 and older. Zostavax is the only vaccine to prevent shingles, a frequently painful disease marked by a blistering rash that is caused by the reactivation of the chickenpox virus. These final vaccination guidelines were published online in the CDC’s Morbidity and Mortality Weekly Report and are available to health care providers.
As mentioned above, the Company had an issue related to the bulk manufacturing process for the Company’s VZV-containing vaccines. That issue has now been resolved. The Company is increasing the production of Zostavax, and is continuing to accept orders for Zostavax, but the Company does expect that customers will experience delays for the coming months. The Company will continue to work to meet the increasing demand for Zostavax as product becomes available.
The FDA conducts regular inspections of the Company’s facilities, as they do with all pharmaceutical companies. In late 2007 and early 2008, the FDA conducted a detailed Good Manufacturing Practices (“GMP”) inspection of licensed biological vaccine products, bulk drug substances and drug components manufactured at Merck’s West Point, Pennsylvania facility. This type of inspection is conducted on a routine basis by the FDA and is designed to ensure GMP compliance of all pharmaceutical companies. After this inspection, on January 17, 2008, Merck received a copy of an inspection report known as a Form FDA 483. The report detailed 49 inspectional observations noted during the course of the 30-day inspection considered by the FDA to be deviations from GMP compliance. Merck responded to the Form FDA 483. Merck received a Warning Letter from the FDA dated as of April 28, 2008. The Warning Letter restated much of the information contained in the FDA Form 483 observations and primarily requested supplemental information and updates on Merck’s response to 12 of those observations. On July 10, 2008, Merck received a letter from the FDA closing out its recent inspection of the West Point facility. As a result, any of the Company’s filed vaccine supplements are now able to move through the agency’s normal review and approval process.
Costs, Expenses and Other
In 2005, the Company initiated a series of steps to reduce its cost structure. In November 2005, the Company announced the initial phase of its global restructuring program designed to reduce the Company’s cost structure, increase efficiency, and enhance competitiveness. As part of this program, Merck has sold or closed five manufacturing sites and two preclinical sites. The Company also has, and may continue to, sell or close certain other facilities and related assets in connection with the restructuring program. As of June 30, 2008, the Company has eliminated 8,700 positions company-wide and will continue to seek opportunities for further headcount reductions. The Company, however, continues to hire new employees as the business requires. Through the end of 2008, when the initial phase of the global restructuring program is expected to be substantially complete, the cumulative pretax costs are expected to range from $2.3 billion to $2.4 billion. Approximately 70% of the cumulative pretax costs are non-cash, relating primarily to accelerated depreciation for those facilities scheduled for closure. The Company expects to record charges of approximately $200 million to $300 million during 2008. The Company recorded pretax restructuring costs of $118.3 million ($77.4 million after-tax) and $172.2 million ($110.1 million after-tax) for the three months ended June 30, 2008 and 2007, respectively. The Company recorded pretax restructuring costs of $202.9 million ($133.3 million after-tax) and $358.3 million ($233.7 million after-tax) for the six months ended June 30, 2008 and 2007, respectively. These costs were comprised primarily of accelerated depreciation and separation costs recorded in Materials and production and Restructuring costs (see Note 2 to the consolidated financial statements). Merck continues to expect that this phase of its global restructuring program, combined with expected cost savings in marketing and administrative and research and development expenses, will yield cumulative pretax savings of $4.5 billion to $5.0 billion from 2006 through 2010.
Materials and production costs were $1.40 billion for the second quarter of 2008, a decline of 10% compared with the second quarter of 2007. Included in the second quarter of 2008 and 2007 were costs associated with restructuring activities, primarily accelerated depreciation of $16.1 million and $118.7 million, respectively. For the first six months of 2007, materials and production costs were $2.63 billion, a decline of 14% compared with the same period of last year. Included in the first six months of 2008 and 2007 were costs associated with restructuring activities of $31.0 million and $236.8 million, respectively. (See Note 2 to the consolidated financial statements).
Gross margin was 76.9% in the second quarter of 2008 compared with 74.6% in the second quarter of 2007, which reflect 0.3 and 1.9 percentage point unfavorable impacts, respectively, relating to costs associated with restructuring activities. Gross margin was 77.8% for the first six months of 2008 compared with 74.1% for the first six months of 2007, which reflect 0.3 and 2.0 percentage point unfavorable impacts, respectively, relating to costs associated with restructuring activities. Gross margins in 2008 as compared with 2007 reflect changes in product mix and manufacturing efficiencies.
Marketing and administrative expenses were $1.93 billion for the second quarter of 2008, a decline of 7% compared with the second quarter of 2007. For the first six months of 2008, marketing and administrative expenses were $3.78 billion, a decrease of 3% compared with the first six months of 2007. Expenses for the first half of 2008 include the impact of reserving an additional $40 million solely for future legal defense costs for Fosamax litigation. Expenses for the second quarter and first half of 2007 include $210 million of additional reserves solely for future legal defense costs for Vioxx litigation (see Note 7 to the consolidated financial statements).
Research and development expenses were $1.17 billion for the second quarter of 2008, an increase of 13% over the second quarter of 2007, and totaled $2.25 billion for the first six months of 2008, an increase of 9% over the comparable period of 2007. The increase in both periods largely reflects an increase in development spending in support of the continued advancement of the research pipeline.
In July 2008, the Company announced that Tredaptive (also known as MK-0524A) modified-release tablets, a new lipid-modifying therapy for patients with dyslipidemia and primary hypercholesterolemia, has been approved for marketing in the 27 countries of the EU, Iceland and Norway. Tredaptive combines nicotinic acid (niacin) and laropiprant, a novel flushing pathway inhibitor. In clinical studies involving more than 4,700 patients, Tredaptive reduced LDL-cholesterol (LDL-C, or “bad” cholesterol) levels, raised HDL-cholesterol (HDL-C, or “good” cholesterol) levels and decreased triglycerides (a type of fat in the blood). High LDL-C, low HDL-C and elevated triglycerides are risk factors associated with heart attacks and strokes. Tredaptive is approved for the treatment of dyslipidemia, particularly in patients with combined mixed dyslipidemia (characterized by elevated levels of LDL-C and triglycerides and low HDL-C) and in patients with primary hypercholesterolemia (heterozygous familial and non-familial). Tredaptive should be used in patients in combination with statins, when the cholesterol lowering effects of statin monotherapy is inadequate. Tredaptive can be used as monotherapy only in patients in whom statins are considered inappropriate or not tolerated.
In June 2008, Merck provided an update on the regulatory status in the United States of its investigational medicines MK-0524A (extended-release (“ER”) niacin/laropiprant) and MK-0524B (ER niacin/laropiprant/simvastatin) for the treatment of primary hypercholesterolemia or mixed dyslipidemia. Merck met with the FDA to discuss the non-approvable action letter it received on April 28, 2008 in response to its NDA for MK-0524A. At the meeting, the FDA stated that additional efficacy and safety data were required and suggested that the Company wait for the results of the HPS2-THRIVE (Treatment of HDL to Reduce the Incidence of Vascular Events) cardiovascular outcomes study, which is expected to be completed in January 2013. The Company intends to continue to discuss with the FDA whether data can be provided prior to the completion of the HPS2-THRIVE study that would address the issues raised by the agency and allow for an earlier filing. In that event, the earliest Merck would file a complete response to the FDA action letter would be 2010. In addition, Merck will not seek approval for MK-0524B in the United States until it files its complete response relating to MK-0524A. The clinical development program for MK-0524A continues, including the 20,000-patient HPS2-THRIVE study. Also, in the FDA’s April 2008 letter, the agency rejected the proposed trade name Cordaptive for MK-0524A. At the appropriate time, the Company expects to pursue the alternative trade name Tredaptive for use in the United States. In other countries around the world, Merck continues to pursue regulatory approvals for MK-0524A and MK-0524B.
In May 2008, Merck announced the discontinuation of ACHIEVE (An Assessment of Coronary Health Using an Intima-Media Thickness Endpoint for Vascular Effects), an imaging study evaluating MK-0524A in patients with Heterozygous Familial Hypercholesterolemia (“HeFH”). The study was discontinued at the recommendation of the Steering Committee based on its review and evaluation of scientific data from recent carotid intima-media thickness (“cIMT”) studies.  This decision follows the March 2008 Steering Committee recommendation to put patient enrollment on hold.  The action to discontinue the study is not related to the non-approvable FDA letter on MK-0524A, and preliminary data did not suggest any safety concerns. Merck has notified study investigators and informed regulatory agencies.  The Steering Committee will present and publish the results of their review of scientific data from several cIMT studies in HeFH patients at an appropriate scientific forum in the future.
Also in June 2008, Merck announced that, in a Phase III clinical trial, telcagepant (formerly MK-0974), its investigational oral calcitonin gene-related peptide receptor antagonist, significantly improved relief of migraine pain and migraine-associated symptoms two hours after dosing compared to placebo. In addition, the efficacy results for telcagepant 300mg were similar to the highest recommended dose of zolmitriptan, an approved migraine therapy, with a lower incidence of adverse events associated with telcagepant in this study. The new data were presented at the American Headache Society annual meeting. This trial is part of an ongoing Phase III program evaluating telcagepant. There were no reports of serious adverse events in the telcagepant or zolmitriptan treatment arms. Merck continues to anticipate filing a New Drug Application (“NDA”) for telcagepant with the FDA in 2009.
In May 2008, Merck announced results from a new Phase II study that showed oral odanacatib (MK-0822), Merck’s investigational selective cathepsin K inhibitor, reduced measures of bone turnover (breakdown and rebuilding of bone) in women with breast cancer that has spread to the bones (bone metastases).  The results were presented in June at the 2008 American Society of Clinical Oncology annual meeting.  Odanacatib is a highly selective, potent inhibitor of the cathepsin K enzyme.  Cathepsin K enzyme plays a key role in breaking down the protein in bone.  In cancer that has spread to the bones, tumor cells speed up the normal process of bone breakdown and formation, which in turn results in further tumor growth and bone destruction.  By inhibiting cathepsin K activity, odanacatib represents a potential novel therapeutic approach for metastatic bone disease that works differently from other commonly used medicines. In this study, the most common clinical adverse events reported included nausea, vomiting, headache and bone pain.  Two patients in the odanacatib group experienced mild skin adverse events (rash and pruritis), both of which resolved within one week without discontinuation of study medication.  Decreased lymphocyte count was the most common laboratory adverse event in both treatment groups. This is the first study to evaluate odanacatib in cancer patients. A Phase III trial evaluating odanacatib for the treatment of osteoporosis in postmenopausal women is underway.
In April 2008 at the annual Scientific Session of the American College of Cardiology, Merck announced the results of a Phase III pilot dose-ranging study of patients hospitalized with acute heart failure syndrome and renal impairment treated with rolofylline, an investigational adenosine A1 receptor antagonist in development by Merck. Rolofylline administered with intravenous (“IV”) loop diuretics was associated with improved dyspnea (shortness of breath) and preserved renal function compared to treatment with placebo and IV diuretics. In addition, in a post-hoc analysis, treatment with rolofylline was associated with a trend towards reduced 60-day mortality or hospital readmission for cardiovascular or renal causes. Rolofylline increases renal blood flow and urine production by blocking adenosine-mediated vasoconstriction of the afferent arterioles of the kidneys and inhibiting salt and water reabsorption by the kidney. In this small pilot study, the rates of adverse events seen across treatment groups were similar. The confirmatory Phase III studies with rolofylline 30mg are underway.
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
As previously disclosed, during 2007 the Company entered into collaborations with ARIAD Pharmaceuticals, Inc. (“ARIAD”), Dynavax and GTx, Inc. (“GTx”). These collaborations generally continue in effect until the expiration of all royalty and milestone payment obligations. These collaborations may generally be terminated in the event of insolvency or a material uncured breach by either party. Additionally, the collaborations may terminate as follows:
The collaboration agreement between Merck and ARIAD may be terminated by Merck upon the failure of MK-8669 to meet certain developmental and safety requirements or in the event Merck concludes it is not advisable to continue the development of MK-8669 for use in a cancer indication.  In addition, Merck may terminate the collaboration agreement on or after the third anniversary of the effective date by providing at least 12 months prior written notice. Upon termination of the collaboration agreement, depending upon the circumstances, the parties have varying rights and obligations with respect to the continued development and commercialization of MK-8669 and continuing royalty obligations.
The collaboration agreement between Merck and Dynavax may be terminated by Merck in its sole discretion or by Dynavax if Merck decides to permanently stop all development and commercialization activities for V270 worldwide.

The collaboration agreement between Merck and GTx may be terminated by Merck upon ninety days notice to GTx at any time after December 18, 2009.
The chart below reflects the Company’s current research pipeline as of July 31, 2008. Candidates shown in Phase III include specific products. Candidates shown in Phase I and II include the most advanced compound with a specific mechanism in a given therapeutic area. Small molecules and biologics are given MK-number designations and vaccine candidates are given V-number designations. Back-up compounds, regardless of their phase of development, additional indications in the same therapeutic area and additional line extensions or formulations for in-line products are not shown.

Phase I

Alzheimer’s Disease
V950
Atherosclerosis
MK-1903
Cancer
MK-0752
MK-2461
MK-1775
MK-2206
MK-5108
Cardiovascular
MK-0448
Diabetes
MK-0941
MK-4074
MK-8245
Infectious Disease
MK-3281
MK-4965
MK-7009
Neurologic
MK-8998
MK-4305
Psychiatric Disease
MK-5757

Phase II

Alzheimer’s Disease
MK-0249
Atherosclerosis
MK-6213
Cancer
MK-0646
MK-0822
Cardiovascular
MK-8141
Diabetes
MK-0893
HPV
V503
Infectious Disease
V419
V710
Neurologic
MK-0249
Ophthalmic
SIRNA-027(1)
MK-0140
Pain
MK-2295*
Psychiatric Disease
MK-0249
Respiratory Disease
MK-0633
Sarcopenia
MK-2866
Stroke
MK-0724

Phase III

Atherosclerosis
MK-0524A
(extended-release
niacin/laropiprant)
MK-0524B
(extended-release
niacin/laropiprant/
simvastatin)
MK-0859
(anacetrapib)
Cancer
MK-8669
(deforolimus;
AP23573)
Heart Failure
MK-7418
(rolofylline;
KW3902)
Hepatitis B Vaccine
V270
(on hold)
Obesity
MK-0364
(taranabant)
Osteoporosis
MK-0822
(odanacatib)
Migraine
MK-0974
(telcagepant)

2008 U.S. Approvals

CINV Emend for Injection (MK-0517)

*	Proof-of-Concept Molecule
(1)	Clinical Program conducted by Allergan, Inc.
The Company has ongoing clinical trials with taranabant. The Company is currently in discussions with regulatory authorities about taranabant and is reviewing the filing plans for taranabant.
Restructuring costs, primarily representing separation and other related costs associated with the Company’s global restructuring program, were $102.2 million and $171.9 million for the three and six months ended June 30, 2008. Amounts for the first six months of 2008 were reduced by gains on sales of facilities and related assets of $51.1 million. (See Note 2 to the consolidated financial statements.) Amounts included in Restructuring costs for the three and six months ended June 30, 2007 were $55.8 million and $121.6 million, respectively.
Equity income from affiliates, which reflects the performance of the Company’s joint ventures and other equity method affiliates, was $523.0 million and $759.1 million for the second quarter of 2008 and 2007, respectively, and was $1.18 billion and $1.41 billion for the first six months of 2008 and 2007, respectively. These results reflect lower partnership returns from AZLP and decreased equity income from the Merck/Schering-Plough partnership, partially offset by higher equity income from SPMSD. The lower partnership returns from AZLP are primarily attributable to the first quarter 2008 partial redemption of Merck’s limited partnership interest in AZLP, which resulted in a reduction of the priority return and the variable returns which were based, in part, upon sales of certain former Astra USA, Inc. products. The decrease in equity income from the Merck/Schering-Plough joint venture is a result of lower revenues of Zetia and Vytorin related to the ENHANCE clinical trial results. In addition, as a result of the termination of the respiratory joint venture, the Company is obligated to Schering-Plough in the amount of $105 million as specified in the joint venture agreements. This resulted in a charge of $43 million during the second quarter of 2008, included in Equity income from affiliates. The remaining amount will be amoritized over the remaining patent life of Zetia through 2016. The increase in equity income from SPMSD is largely attributable to higher sales of

Gardasil. (See Note 5 to the consolidated financial statements and “Selected Joint Venture and Affiliate Information” below.)
Other (income) expense, net in the first six months of 2008 primarily reflects an aggregate gain from AZLP of $2.2 billion (see Note 5 to the consolidated financial statements) and a gain of $249 million related to the sale of the Company’s remaining worldwide rights to Aggrastat, partially offset by a $300 million expense for a contribution to the Merck Company Foundation and a $58 million charge related to the resolution of a previously disclosed investigation into whether the Company violated state consumer protection laws with respect to the sales and marketing of Vioxx (see Note 7 to the consolidated financial statements). Other (income) expense, net in the first six months of 2007 primarily reflects the favorable impact of gains on sales of assets and product divestitures.
Segment Profits

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2008	2007	2008	2007

Pharmaceutical segment	$3,112.6	$3,431.0	$6,231.9	$6,672.5
Vaccines and Infectious Diseases segment	645.6	614.8	1,270.2	1,125.3
Other segment	119.2	128.4	265.2	282.5
Other	(1,818.9)	(1,942.0)	(1,297.9)	(3,593.7)

Income before income taxes	$2,058.5	$2,232.2	$6,469.4	$4,486.6

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
Pharmaceutical segment profits decreased 9% in the second quarter of 2008 and declined 7% for the first six months of 2008 compared with the corresponding periods of 2007 largely driven by lower equity income from AZLP and the Merck/Schering-Plough joint venture and a decline in Fosamax sales and Nexium supply sales.
Vaccines and Infectious Diseases segment profits increased 5% in the second quarter of 2008 and 13% in the first six months of 2008 compared with the same periods of 2007. The increase in both periods was primarily driven by the successful launch of Isentress and the strong performance of RotaTeq. Vaccines and Infectious Diseases segment profits also reflect the results from SPMSD included in Equity income from affiliates.
The effective tax rate of 14.1% for the second quarter of 2008 reflects a benefit of approximately 9 percentage points primarily relating to tax settlements that resulted in a reduction of the Company’s liability for unrecognized tax benefits of approximately $200 million. The effective tax rate of 21.6% for the first six months of 2008 reflects a net favorable impact of approximately 1 percentage point which includes favorable impacts relating to the second quarter tax settlements and the first quarter realization of foreign tax credits, largely offset by an unfavorable impact resulting from the AZLP gain being fully taxable in the United States at a combined federal and state tax rate of approximately 36.3%. In the first quarter of 2008, the Company decided to repatriate certain prior years’ foreign earnings which will result in a utilization of foreign tax credits. These foreign tax credits arose as a result of tax payments made outside of the United States in prior years that became realizable in the first quarter based on a change in the Company’s repatriation plans. The effective tax rates of 24.9% for the second quarter of 2007 and 24.6% for the first six months of 2007 reflect the impact of costs associated with the global restructuring program.
Net income was $1.77 billion for the second quarter of 2008 compared with $1.68 billion for the second quarter of 2007 and was $5.07 billion for the first six months of 2008 compared with $3.38 billion for the first six months of 2007. Earnings per common share assuming dilution (“EPS”) for the second quarter of 2008 were $0.82 compared with $0.77 in the second quarter of 2007 and were $2.34 for the first six months of 2008 compared with $1.55 in the first six months of 2007. The increase in net income and EPS for the second quarter of 2008 was largely attributable to the favorable impact of tax settlements, a lower reserve for legal defense reserves and lower restructuring costs, partially offset by a decline in equity income from affiliates and higher research and development expenses. For the first six months of 2008, the increase is primarily attributable to the impact of the gain on distribution from AZLP as discussed above. In addition, the increase reflects the positive impact of tax settlements and the realization of foreign tax credits, a lower reserve for legal defense costs and lower restructuring charges, partially offset by a decline in equity income from affiliates and higher research and development expenses.
Selected Joint Venture and Affiliate Information
Merck/Schering-Plough Partnership
The Merck/Schering-Plough partnership (the “MSP Partnership”) reported combined global sales of Zetia and Vytorin of $1.15 billion for the second quarter of 2008, representing a decline of 9% over the second quarter of 2007, and a sequential decline of 7% compared with the first quarter of 2008. Sales for the first six months of 2008 were $2.39 billion, a decline of 2% over the first six months of 2007. Global sales of Zetia, the cholesterol-absorption inhibitor also marketed as Ezetrol outside the United States, were $560.4 million in the second quarter of 2008, a decline of 3% compared with the second quarter of 2007, and a sequential decline of 4% compared with the first quarter of 2008. Global sales of Zetia for the first six months of 2008 were $1.14 billion, an increase of 2% compared with the same period of 2007. Global sales of Vytorin, marketed outside the United States as Inegy, were $592.1 million in the second quarter of 2008, a decline of 14% compared with the second quarter of 2007, and a sequential decline of 9% compared with the first quarter of 2008. Global sales of Vytorin for the first six months of 2008 were $1.24 billion, a decline of 5% compared with the same period of 2007.
As previously disclosed, in January 2008, the Company announced the results of ENHANCE, an imaging trial in 720 patients with heterozygous familial hypercholesterolemia, a rare genetic condition that causes very high levels of LDL “bad” cholesterol and greatly increases the risk for premature coronary artery disease. As previously reported, despite the fact that ezetimibe/simvastatin 10/80 mg (Vytorin) significantly lowered LDL “bad” cholesterol more than simvastatin 80 mg alone, there was no significant difference between treatment with ezetimibe/simvastatin and simvastatin alone on the pre-specified primary endpoint, a change in the thickness of carotid artery walls over two years as measured by ultrasound. There also were no significant differences between treatment with ezetimibe/simvastatin and simvastatin on the four pre-specified key secondary endpoints: percent of patients manifesting regression in the average carotid artery intima-media thickness (“CA IMT”); proportion of patients developing new carotid artery plaques >1.3 mm; changes in the average maximum CA IMT; and changes in the average CA IMT plus in the average common femoral artery IMT. In ENHANCE, when compared to simvastatin alone, ezetimibe/simvastatin significantly lowered LDL “bad” cholesterol, as well as triglycerides and C-reactive protein (“CRP”). Ezetimibe/simvastatin is not indicated for the reduction of CRP. In the ENHANCE study, the overall safety profile of ezetimibe/simvastatin in the study was generally consistent with the product label. The ENHANCE study was not designed nor powered to evaluate cardiovascular clinical events. IMPROVE-IT is underway and is designed to provide cardiovascular outcomes data for ezetimibe/simvastatin in patients with acute coronary syndrome. No incremental benefit of ezetimibe/simvastatin on cardiovascular morbidity and mortality over and above that demonstrated for simvastatin has been established. In March 2008, the results of ENHANCE were reported at the annual Scientific Session of the American College of Cardiology.
On July 21, 2008, efficacy and safety results from the Simvastatin and Ezetimibe in Aortic Stenosis (“SEAS”) study were announced. SEAS was designed to evaluate whether intensive lipid lowering with Vytorin (ezetimibe/simvastatin) 10/40mg would reduce the need for aortic valve replacement and the risk of cardiovascular morbidity and mortality versus placebo in patients with asymptomatic mild to moderate aortic stenosis who had no indication for statin therapy. Vytorin failed to meet its primary end point for the reduction of major cardiovascular events. There also was no significant difference in the key secondary end point of aortic valve events; however, there was a reduction in the group of patients taking Vytorin compared to placebo in the key secondary end point of ischemic cardiovascular events. Vytorin is not indicated for the treatment of aortic stenosis. Vytorin contains two active ingredients: ezetimibe and simvastatin. No incremental benefit of Vytorin on cardiovascular morbidity and mortality over and above that demonstrated for simvastatin has been established. In the study, patients in the group who took Vytorin 10/40 mg had a higher incidence of cancer than the group who took placebo. There was also a nonsignificant increase in deaths from cancer in patients in the group who took Vytorin versus those who took placebo. Cancer and cancer deaths were distributed across all major organ systems. The Company believes the cancer finding in SEAS is likely to be an anomaly that, taken in light of all the available data, does not support an association with Vytorin. The Company, through its joint venture, is committed to working with regulatory agencies to further evaluate the available data and interpretations of those data; however, the Company does not believe that changes in the clinical use of Vytorin are warranted.
In light of the announcement of the SEAS results, the Company intends to monitor sales of Vytorin and Zetia.
See Note 7 to the consolidated financial statements for information with respect to litigation involving Merck and Schering-Plough Corporation (the “Partners”) and the MSP Partnership related to the sale and promotion of Zetia and Vytorin.

On April 25, 2008, the Partners announced that they had received a non-approvable letter from the FDA for the proposed fixed combination of loratadine/montelukast. Montelukast sodium, a leukotriene receptor antagonist, is sold by Merck as Singulair and loratadine, an antihistamine, is sold by Schering-Plough as Claritin, both of which are indicated for the relief of symptoms of allergic rhinitis. In June 2008, the Partners announced the withdrawal of the New Drug Application for the loratadine/montelukast combination tablet. The companies also terminated the respiratory joint venture. This action had no impact on the business of the cholesterol joint venture. As a result of the termination of the respiratory joint venture, the Company is obligated to Schering-Plough in the amount of $105 million as specified in the joint venture agreements. This resulted in a charge of $43 million during the second quarter of 2008, included in Equity income from affiliates. The remaining amount will be amortized over the remaining patent life of Zetia through 2016.
AstraZeneca LP
As previously disclosed, the 1999 AstraZeneca merger triggered a partial redemption in March 2008 of Merck’s limited partnership interest in AstraZeneca LP (“AZLP”). Upon this redemption, Merck received $4.3 billion from AZLP. This amount was based primarily on a multiple of Merck’s average annual variable returns derived from sales of the former Astra USA, Inc. products for the three years prior to the redemption (the “Limited Partner Share of Agreed Value”). Merck recorded a $1.5 billion pretax gain on the partial redemption in the first quarter of 2008. As a result of the partial redemption of Merck’s limited partnership interest, the Company will have lower Partnership returns (which are recorded in Equity income from affiliates) on a prospective basis resulting from a reduction of the priority return and the variable returns which were based, in part, upon sales of certain former Astra USA, Inc. products.
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
Sanofi Pasteur MSD
Total vaccine sales reported by SPMSD were $430.0 million and $264.8 million in the second quarter of 2008 and 2007, respectively, and were $841.4 million and $459.6 million for the first six months of 2008 and 2007, respectively. The increase in both periods was driven by higher sales of Gardasil. SPMSD sales of Gardasil were $234.2 million and $77.8 million for the second quarter of 2008 and 2007, respectively, and were $474.0 million and $108.0 million for the first six months of 2008 and 2007, respectively.
The Company records the results from its interest in the Merck/Schering-Plough partnership, AZLP and SPMSD in Equity income from affiliates.

Liquidity and Capital Resources

	June 30,	December 31,
($ in millions)	2008	2007

Cash and investments	$16,772.4	$15,390.0
Working capital	$7,874.3	$2,787.2
Total debt to total liabilities and equity	10.8%	11.9%

The increase in working capital was primarily attributable to net cash receipts from AZLP as discussed above in “Selected Joint Venture and Affiliate Information.”
During the first six months of 2008, cash provided by operating activities of $3.9 billion reflects $2.1 billion received in connection with a partial redemption of the Company’s partnership interest in AZLP discussed above, representing a distribution of the Company’s accumulated earnings on its investment in AZLP since inception. Cash provided by operating activities in the first six months of 2008 was also impacted by a $675 million payment made in connection with the previously disclosed resolution of investigations of civil claims by federal and state authorities relating to certain past marketing and selling activities. Cash provided by operating activities of $1.6 billion for the same period of 2007 reflects the payment made under a previously disclosed settlement with the Internal Revenue Service. On an ongoing basis, cash provided by operations will continue to be the Company’s primary source of funds to finance operating needs and capital expenditures. Cash provided by investing activities in the first six months of 2008 was $1.9 billion primarily reflecting a distribution from AZLP representing a return of the Company’s investment in AZLP. Cash used in investing activities of $1.9 billion in the first six months of 2007 reflects the $1.1 billion payment made on January 3, 2007 in connection with the December 2006 acquisition of Sirna Therapeutics, Inc. Cash used in financing activities was $3.9 billion for the first six months of 2008 compared with $2.2 billion in the first six months of 2007 reflecting the $1.4 billion repayment of debt to AZLP in 2008 and higher purchases of treasury stock.
In March 2008, the Company entered into a $4.1 billion letter of credit agreement with a financial institution, which provides that if participation conditions under the U.S. Vioxx Settlement Agreement (see Note 7 to the consolidated financial statements) are met or waived (which the Company stated it will waive as of August 4, 2008), a letter of credit will be executed and the Company will pledge collateral to the financial institution of approximately $5.0 billion pursuant to the terms of the agreement. As a result, cash and investments will decline by approximately $5.0 billion as these assets will be restricted and therefore included in Other assets. The letter of credit will satisfy certain conditions stipulated by the Settlement Agreement. The letter of credit amount and required collateral balances will decline as payments (after the first $750 million) under the Settlement Agreement are made.
During 2008, the Company anticipates that under the U.S. Vioxx Settlement Agreement it will make payments of up to approximately $1.6 billion pursuant to the Settlement Agreement.
As previously disclosed, Merck’s Canadian tax returns for the years 1998 through 2004 are being examined by the Canada Revenue Agency (“CRA”). In October 2006, the CRA issued the Company a notice of reassessment containing adjustments related to certain intercompany pricing matters, which result in additional Canadian and provincial tax due of approximately $1.6 billion (U.S. dollars) plus interest of approximately $990 million (U.S. dollars). In addition, in July 2007, the CRA proposed additional adjustments for 1999 relating to another intercompany pricing matter. The adjustments would increase Canadian tax due by approximately $22 million (U.S. dollars) plus $22 million (U.S. dollars) of interest. It is possible that the CRA will propose similar adjustments for later years. The Company disagrees with the positions taken by the CRA and believes they are without merit. The Company intends to contest the assessments through the CRA appeals process and the courts if necessary. In connection with the appeals process, during 2007, the Company pledged collateral to two financial institutions, one of which provided a guarantee to the CRA and the other to the Quebec Ministry of Revenue representing a portion of the tax and interest assessed. The collateral is included in Other Assets in the Consolidated Balance Sheet and totaled approximately $1.3 billion at June 30, 2008. The Company has previously established reserves for these matters. While the resolution of these matters may result in liabilities higher or lower than the reserves, management believes that resolution of these matters will not have a material effect on the Company’s financial position or liquidity. However, an unfavorable resolution could have a material adverse effect on the Company’s results of operations or cash flows in the quarter in which an adjustment is recorded or tax is due.
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
Capital expenditures totaled $632.6 million and $473.1 million for the first six months of 2008 and 2007, respectively. Capital expenditures for full year 2008 are estimated to be $1.5 billion.
Dividends paid to stockholders were $1.7 billion for the first six months of both 2008 and 2007.  In May and July 2008, the Board of Directors declared a quarterly dividend of $0.38 per share on the Company’s common stock for the third and fourth quarters of 2008.
The Company purchased $1.6 billion of its common stock (33.6 million shares) for its Treasury during the first six months of 2008. The Company has approximately $3.5 billion remaining under the July 2002 treasury stock purchase authorization.
In April 2008, the Company extended the maturity date of its $1.5 billion, 5-year revolving credit facility from April 2012 to April 2013. The facility provides backup liquidity for the Company’s commercial paper borrowing facility and is to be used for general corporate purposes. The Company has not drawn funding from this facility.
Financial Instruments and Market Risk Disclosure
To manage foreign currency risks of future cash flows derived from foreign currency denominated sales, the Company has an established revenue hedging risk management program in which the Company primarily uses purchased local currency put options to layer in hedges over time to partially hedge anticipated third-party sales. During 2008, on a limited basis, the Company also utilized collars and forward exchange contracts in its revenue hedge risk management program.
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
Fair Value Measurements
On January 1, 2008, the Company adopted FAS 157, which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. FAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. FAS 157 describes three levels of inputs that may be used to measure fair value (see Note 3 to the consolidated financial statements). The Company’s Level 3 assets primarily include mortgage-backed and asset-backed securities, as well as certain corporate notes and bonds for which there was a decrease in the observability of market pricing for these investments. On January 1, 2008, the Company had $1,273.1 million invested in a short-term fixed income fund (the “Fund”). Due to market liquidity conditions, cash redemptions from the Fund were restricted. As a result of this restriction on cash redemptions, the Company did not consider the Fund to be traded in an active market with observable pricing on January 1, 2008 and these amounts were categorized as Level 3. On January 7, 2008, the Company elected to be redeemed-in-kind from the Fund and received its share of the underlying securities of the Fund. As a result, $1,099.7 million of the underlying securities were transferred out of Level 3 as it was determined these securities had observable markets. On June 30, 2008, $179.5 million of the investment securities associated with the redemption-in-kind remained classified in Level 3 (approximately 1.7% of the Company’s investment securities) as the securities contained at least one significant input which was unobservable (all of which were pledged under certain collateral arrangements (see Note 11 to the consolidated financial statements)). These securities were valued primarily using pricing models for which management understands the methodologies. These models incorporate transaction details such as contractual terms, maturity, timing and amount of future cash inflows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at June 30, 2008.
Recently Issued Accounting Standards
In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used (order of authority) in the preparation of financial statements that are presented in conformity with generally accepted accounting standards in the United States. FAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the adoption of FAS 162 to have a material impact on its financial statements.
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
In December 2007, the FASB issued Statement No. 141R, Business Combinations (“FAS 141R”), and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”). FAS 141R expands the scope of acquisition accounting to all transactions under which control of a business is obtained. Among other things, FAS 141R requires that contingent consideration as well as contingent assets and liabilities be recorded at fair value on the acquisition date, that acquired in-process research and development be capitalized and recorded as intangible assets at the acquisition date, and also requires transaction costs and costs to restructure the acquired company be expensed. FAS 160 provides guidance for the accounting, reporting and disclosure of noncontrolling interests and requires, among other things, that noncontrolling interests be recorded as equity in the consolidated financial statements. FAS 141R and FAS 160 are both effective January 1, 2009. The Company is assessing the impacts of these standards on its financial position and results of operations.
In June 2008, the FASB issued Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which is effective January 1, 2009. FSP EITF 03-6-1 clarifies that share-based payment awards that entitle holders to receive nonforfeitable dividends before they vest will be considered participating securities and included in the basic earnings per share calculation. The Company is assessing the impact of adoption of FSP EITF 03-6-1 on its results of operations.
Legal Proceedings
The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including product liability, intellectual property, and commercial litigation, as well as additional matters such as antitrust actions. The following discussion is limited to recent developments concerning legal proceedings and should be read in conjunction with the consolidated financial statements contained in (i) this report, (ii) the Company’s Report on Form 10-Q for the quarter ended March 31, 2008 and (iii) the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Vioxx Litigation
Product Liability Lawsuits
As previously disclosed, individual and putative class actions have been filed against the Company in state and federal courts alleging personal injury and/or economic loss with respect to the purchase or use of Vioxx. All such actions filed in federal court are coordinated in a multidistrict litigation in the U.S. District Court for the Eastern District of Louisiana (the “MDL”) before District Judge Eldon E. Fallon. A number of such actions filed in state court are coordinated in separate coordinated proceedings in state courts in New Jersey, California and Texas, and the counties of Philadelphia, Pennsylvania and Washoe and Clark Counties, Nevada. As of June 30, 2008, the Company had been served or was aware that it had been named as a defendant in approximately 13,750 lawsuits, which include approximately 31,750 plaintiff groups, alleging personal injuries resulting from the use of Vioxx, and in approximately 249 putative class actions alleging personal injuries and/or economic loss. (All of the actions discussed in this paragraph are collectively referred to as the “Vioxx Product Liability Lawsuits”.) Of these lawsuits, approximately 9,225 lawsuits representing approximately 24,000 plaintiff groups are or are slated to be in the federal MDL and approximately 2,675 lawsuits representing approximately 2,675 plaintiff groups are included in a coordinated proceeding in New Jersey Superior Court before Judge Carol E. Higbee.
In addition to the Vioxx Product Liability Lawsuits discussed above, the claims of over 22,300 plaintiffs had been dismissed as of June 30, 2008. Of these, there have been over 2,950 plaintiffs whose claims were dismissed with prejudice (i.e., they cannot be brought again) either by plaintiffs themselves or by the courts. Over 19,350 additional plaintiffs have had their claims dismissed without prejudice (i.e., subject to the applicable statute of limitations, they can be brought again). Of these, approximately 11,800 plaintiff groups represent plaintiffs who had lawsuits pending in the New Jersey Superior Court at the time of the Settlement Agreement described below and who have expressed an intent to enter the program established by the Settlement Agreement; Judge Higbee has dismissed these cases without prejudice for administrative reasons.
Merck entered into a tolling agreement (the “Tolling Agreement”) with the MDL Plaintiffs’ Steering Committee (“PSC”) that established a procedure to halt the running of the statute of limitations (tolling) as to certain categories of claims allegedly arising from the use of Vioxx by non-New Jersey citizens. The Tolling Agreement applied to individuals who have not filed lawsuits and may or may not eventually file lawsuits and only to those claimants who seek to toll claims alleging injuries resulting from a thrombotic cardiovascular event that results in a myocardial infarction (“MI”) or ischemic stroke (“IS”). The Tolling Agreement provided counsel additional time to evaluate potential claims. The Tolling Agreement required any tolled claims to be filed in federal court. As of June 30, 2008, approximately 12,750 claimants had entered into Tolling Agreements. The parties agreed that April 9, 2007 was the deadline for filing Tolling Agreements and no additional Tolling Agreements are being accepted. On April 23, 2008, the Company terminated the Tolling Agreements effective August 21, 2008 pursuant to the Tolling Agreements’ 120-day termination provision.
On November 9, 2007, Merck announced that it had entered into an agreement (the “Settlement Agreement”) with the law firms that comprise the executive committee of the PSC of the federal Vioxx MDL as well as representatives of plaintiffs’ counsel in the Texas, New Jersey and California state coordinated proceedings to resolve state and federal MI and IS claims filed as of that date in the United States. The Settlement Agreement, which also applies to tolled claims, was signed by the parties after several meetings with three of the four judges overseeing the coordination of more than 95% of the U.S. Vioxx Product Liability Lawsuits. The Settlement Agreement applies only to U.S. legal residents and those who allege that their MI or IS occurred in the United States.
The entire Settlement Agreement, including accompanying exhibits, may be found at www.merck.com. The Company has included this website address only as an inactive textual reference and does not intend it to be an active link to its website nor does it incorporate by reference the information contained therein. Merck will pay a fixed aggregate amount of $4.85 billion into two funds ($4.0 billion for MI claims and $850 million for IS claims) for qualifying claims that enter into the resolution process (the “Settlement Program”). Individual claimants will be examined by administrators of the Settlement Program to determine qualification based on objective, documented facts provided by claimants, including records sufficient for a scientific evaluation of independent risk factors. The conditions in the Settlement Agreement require claimants to pass three gates: an injury gate requiring objective, medical proof of an MI or IS (each as defined in the Settlement Agreement), a duration gate based on documented receipt of at least 30 Vioxx pills, and a proximity gate requiring receipt of pills in sufficient number and proximity to the event to support a presumption of ingestion of Vioxx within 14 days before the claimed injury.
The Settlement Agreement provides that Merck does not admit causation or fault. The Settlement Agreement provided that Merck’s payment obligations would be triggered only if, among other conditions, (1) law firms on the federal and state PSCs and firms that have tried cases in the coordinated proceedings elect to recommend enrollment in the program to 100% of their clients who allege either MI or IS and (2) by June 30, 2008, plaintiffs enroll in the Settlement Program at least 85% of each of all currently pending and tolled (i) MI claims, (ii) IS claims, (iii) eligible MI and IS claims together which involve death, and (iv) eligible MI and IS claims together which allege more than 12 months of use. Under the terms of the Settlement Agreement, Merck could exercise a right to walk away from the Settlement Agreement if the thresholds and other requirements were not met. On July 17, 2008, the Company stated that it would be waiving that right as of August 4, 2008. The waiver of that right will trigger Merck’s obligation to pay a fixed total of $4.85 billion. Payments will be made in installments into the resolution fund, with the first payment of $500 million scheduled for August 6, 2008. Additional payments will be made on a periodic basis going forward, when and as needed to fund payments of claims and administrative expenses.
Merck’s total payment for both funds of $4.85 billion is a fixed amount to be allocated among qualifying claimants based on their individual evaluation. While at this time the exact number of claimants covered by the Settlement Agreement is unknown, the total dollar amount is fixed. The Company expects that the distribution of interim payments to qualified claimants will begin in August and will continue on a rolling basis until all claimants who qualify for an interim payment are paid. Final payments will be made after the examination of all of the eligible claims has been completed.
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
As of July 17, 2008, more than 48,500 of the approximately 50,000 individuals who registered eligible injuries have submitted some or all of the materials required for enrollment in the program to resolve state and federal MI and IS claims filed against the Company in the United States.  If all of these eligible submissions are completed in accordance with the Settlement Agreement, this would represent more than 97% of the eligible MI and IS claims previously registered with the program.  In addition, approximately 3,500 other claimants have also sought to enroll and their eligibility status still has yet to be determined.
Also, as of July 17, 2008 BrownGreer, the claims administrator for the Settlement Program (the “Claims Administrator”), reports that more than 30,000 eligible MI claimants have initiated enrollment and more than 18,000 eligible IS claimants have initiated enrollment. Of these, more than 6,000 eligible MI and IS claimants alleging death as an injury have initiated enrollment and more than 29,250 eligible MI and IS claimants alleging more than 12 months of use have initiated enrollment.  Each of these numbers appears to represent at least 97% of the eligible claims in each category.  These numbers do not include the additional 3,500 enrollees whose eligibility has yet to be determined.
On April 14, 2008, various private insurance companies and health plans filed suit against BrownGreer and U.S. Bancorp, escrow agent for the Settlement Program. The private insurance companies and health plans claim to have paid healthcare costs on behalf of some of the enrolling claimants and seek to enjoin the Claims Administrator from paying enrolled claimants until their claims for reimbursement from the enrolled claimants are resolved. On June 9, plaintiffs in that action filed a motion for a temporary restraining order and preliminary injunction seeking an order directing identification and disclosure of plaintiffs’ plan members who are participating in the settlement fund. On June 11, 2008, Judge Fallon denied in part the motion with respect to plaintiffs’ request for a temporary restraining order. On June 27, 2008, counsel for plaintiffs announced that they had reached an agreement under which the motion for preliminary injunction would be withdrawn without prejudice. Another private health plan filed suit against BrownGreer and others. They have moved for a preliminary injunction. The motion is pending.
The Company maintains a list of Vioxx Product Liability Lawsuits scheduled for trial at its website at www.merck.com which it will periodically update as appropriate. The Company has included its website address only as an inactive textual reference and does not intend it to be an active link to its website nor does it incorporate by reference the information contained therein.
The Company has previously disclosed the outcomes of several Vioxx Product Liability Lawsuits that were tried prior to January 1, 2008.
The following sets forth certain significant rulings that occurred in or after the second quarter of 2008 with respect to the Vioxx Product Liability Lawsuits.
On April 19, 2007, Judge Randy Wilson, who presides over the Texas Vioxx coordinated proceeding, dismissed the failure to warn claim of plaintiff Ruby Ledbetter, whose case was scheduled to be tried on May 14, 2007. Judge Wilson relied on a Texas statute enacted in 2003 that provides that there can be no failure to warn regarding a prescription medicine if the medicine is distributed with FDA approved labeling. There is an exception in the statute if required, material, and relevant information was withheld from the FDA that would have led to a different decision regarding the approved labeling, but Judge Wilson found that the exception is preempted by federal law unless the FDA finds that such information was withheld. Judge Wilson is currently presiding over approximately 1,000 Vioxx suits in Texas in which a principal allegation is failure to warn. Judge Wilson certified the decision for an expedited appeal to the Texas Court of Civil Appeals. Plaintiffs appealed the decision. On October 11, 2007, Merck filed a motion to abate the hearing of the appeal until after the U.S. Supreme Court’s decision in Warner Lambert v. Kent, which is to be decided in 2008. On October 25, 2007, the Texas Court of Appeals denied Merck’s motion to abate. On March 20, 2008, plaintiffs moved to dismiss their appeal, seeking instead to vacate the trial court’s decision. Merck filed an opposition to plaintiffs’ motion. On May 15, 2008, the

Court of Appeals issued an order granting plaintiffs’ motion to dismiss the appeal, but denying plaintiffs’ motion to vacate the order dismissing the claim.
In April 2006, in a trial involving two plaintiffs, Thomas Cona and John McDarby, in Superior Court of New Jersey, Law Division, Atlantic County, the jury returned a split verdict. The jury determined that Vioxx did not substantially contribute to the heart attack of Mr. Cona, but did substantially contribute to the heart attack of Mr. McDarby. The jury also concluded that, in each case, Merck violated New Jersey’s consumer fraud statute, which allows plaintiffs to receive their expenses for purchasing the drug, trebled, as well as reasonable attorneys’ fees. The jury awarded $4.5 million in compensatory damages to Mr. McDarby and his wife, who also was a plaintiff in that case, as well as punitive damages of $9 million. On June 8, 2007, Judge Higbee denied Merck’s motion for a new trial. On June 15, 2007, Judge Higbee awarded approximately $4 million in the aggregate in attorneys’ fees and costs. The Company appealed the judgments in both cases and the Appellate Division held oral argument on both cases on January 16, 2008. On May 29, 2008, the New Jersey Appellate Division vacated the consumer fraud awards in both cases on the grounds that the Product Liability Act provides the sole remedy for personal injury claims. The Appellate Division also vacated the McDarby punitive damage award on the grounds that it is preempted and vacated the attorney’s fees and costs awarded under the Consumer Fraud Act in both cases. The Court upheld the McDarby compensatory award. The Company has filed with the Supreme Court of New Jersey a petition to appeal those parts of the trial court’s rulings that the Appellate Division affirmed. Plaintiffs filed a cross-petition to appeal those parts of the trial court’s rulings that the Appellate Division reversed.
As previously reported, in September 2006, Merck filed a notice of appeal of the August 2005 jury verdict in favor of the plaintiff in the Texas state court case, Ernst v. Merck. On May 29, 2008, the Texas Court of Appeals reversed the trial court’s judgment and issued a judgment in favor of Merck. The Court of Appeals found the evidence to be legally insufficient on the issue of causation. Plaintiffs have asked the court for more time to file a motion for rehearing.
As previously reported, in April 2006, in Garza v. Merck, a jury in state court in Rio Grande City, Texas returned a verdict in favor of the family of decedent Leonel Garza. The jury awarded a total of $7 million in compensatory damages to Mr. Garza’s widow and three sons. The jury also purported to award $25 million in punitive damages even though under Texas law, in this case, potential punitive damages were capped at $750,000. On May 14, 2008, the San Antonio Court of Appeals reversed the judgment and rendered a judgment in favor of Merck. On May 29, 2008, plaintiffs filed a motion for rehearing.
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
Judge Higbee has set a briefing schedule in Martin-Kleinman v. Merck, which is a putative consumer class action pending in New Jersey Superior Court. The schedule calls for the briefing to be completed by September 26, 2008.
There are also pending in various U.S. courts putative class actions purportedly brought on behalf of individual purchasers or users of Vioxx claiming either reimbursement of alleged economic loss or an entitlement to medical monitoring. The majority of these cases are at early procedural stages. In New Jersey, the trial court dismissed the complaint in the case of Sinclair v. Merck, a purported statewide medical monitoring class. The Appellate Division reversed the dismissal. On June 4, 2008, the New Jersey Supreme Court reversed the Appellate Division and dismissed the case on the grounds that plaintiffs had not alleged that they suffered any physical injury. In a separate action, on June 12, 2008, a Missouri state court certified a class of Missouri plaintiffs seeking reimbursement for out-of-pocket costs relating to Vioxx. The plaintiffs do not allege any personal injuries from taking Vioxx. The Company filed a petition for interlocutory review on June 23, 2008.
Plaintiffs also have filed a class action in California state court seeking class certification of California third-party payors and end-users. The parties are engaged in class certification discovery and briefing.

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
In addition, the Company has been named in four other lawsuits containing similar allegations filed by (or on behalf of) governmental entities seeking the reimbursement of alleged Medicaid expenditures for Vioxx or statutory penalties tied to such expenditures. Those lawsuits are (1) a class action filed by Santa Clara County, California on behalf of all similarly situated California counties, (2) actions filed by Erie County and Chautauqua County, New York, and (3) a qui tam action brought by a resident of the District of Columbia. With the exception of a case filed by the Texas Attorney General (which remains in Texas state court and is currently scheduled for trial in September 2009) and the District of Columbia case (which has been removed to federal court and will likely be transferred to the federal MDL shortly), the rest of the actions described in this paragraph have been transferred to the federal MDL and have not experienced significant activity to date.
Shareholder Lawsuits
As previously disclosed, in addition to the Vioxx Product Liability Lawsuits, the Company and various current and former officers and directors are defendants in various putative class actions and individual lawsuits under the federal securities laws and state securities laws (the “Vioxx Securities Lawsuits”). All of the Vioxx Securities Lawsuits pending in federal court have been transferred by the Judicial Panel on Multidistrict Litigation (the “JPML”) to the United States District Court for the District of New Jersey before District Judge Stanley R. Chesler for inclusion in a nationwide MDL (the “Shareholder MDL”). Judge Chesler has consolidated the Vioxx Securities Lawsuits for all purposes. The putative class action, which requested damages on behalf of purchasers of Company stock between May 21, 1999 and October 29, 2004, alleged that the defendants made false and misleading statements regarding Vioxx in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and sought unspecified compensatory damages and the costs of suit, including attorneys’ fees. The complaint also asserted claims under Section 20A of the Securities and Exchange Act against certain defendants relating to their sales of Merck stock and under Sections 11, 12 and 15 of the Securities Act of 1933 against certain defendants based on statements in a registration statement and certain prospectuses filed in connection with the Merck Stock Investment Plan, a dividend reinvestment plan. On April 12, 2007, Judge Chesler granted defendants’ motion to dismiss the complaint with prejudice. Plaintiffs have appealed Judge Chesler’s decision to the United States Court of Appeals for the Third Circuit. Oral argument before the Court of Appeals was held on June 24, 2008.
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
As previously disclosed, various shareholder derivative actions filed in federal court were transferred to the Shareholder MDL and consolidated for all purposes by Judge Chesler (the “Vioxx Derivative Lawsuits”). On May 5, 2006, Judge Chesler granted defendants’ motion to dismiss and denied plaintiffs’ request for leave to amend their complaint. Plaintiffs appealed, arguing that Judge Chesler erred in denying plaintiffs’ leave to amend their complaint with materials acquired during discovery. On July 18, 2007, the United States Court of Appeals for the Third Circuit reversed the District Court’s decision on the grounds that Judge Chesler should have allowed plaintiffs to make use of the discovery material to try to establish demand futility, and remanded the case for the District Court’s consideration of whether, even with the additional materials, plaintiffs’ request to amend their complaint would still be futile. Plaintiffs filed their brief in support of their request for leave to amend their complaint in November 2007. The Court denied the motion in June 2008 and closed the case. On July 18, Plaintiff Halpert Enterprises, Inc. filed a notice of appeal.
In addition, as previously disclosed, various putative class actions filed in federal court under the Employee Retirement Income Security Act (“ERISA”) against the Company and certain current and former officers and directors (the “Vioxx ERISA Lawsuits” and, together with the Vioxx Securities Lawsuits and the Vioxx Derivative Lawsuits, the “Vioxx Shareholder Lawsuits”) have been transferred to the Shareholder MDL and consolidated for all purposes. The consolidated complaint asserts claims on behalf of certain of the Company’s current and former employees who are participants in certain of the Company’s retirement plans for breach of fiduciary duty. The lawsuits make similar allegations to the allegations contained in the Vioxx Securities Lawsuits. On July 11, 2006, Judge Chesler granted in part and denied in part defendants’ motion to dismiss the ERISA complaint. In October 2007, plaintiffs moved for certification of a class of individuals who were participants in and beneficiaries of the Company’s retirement savings plans at any time between October 1, 1998 and September 30, 2004 and whose plan accounts included investments in the Merck Common Stock Fund and/or Merck common stock. That motion is pending. On April 16, 2008, Plaintiffs filed a Motion for Leave to Supplement the Amended Complaint to add allegations relating to Vytorin and seeking to add additional defendants, including Richard T. Clark and additional members of the Board of Directors. The Court denied the motion in May 2008.
As previously disclosed, on October 29, 2004, two individual shareholders made a demand on the Company’s Board to take legal action against Mr. Raymond Gilmartin, former Chairman, President and Chief Executive Officer and other individuals for allegedly causing damage to the Company with respect to the allegedly improper marketing of Vioxx. In December 2004, the Special Committee of the Board of Directors retained the Honorable John S. Martin, Jr. of Debevoise & Plimpton LLP to conduct an independent investigation of, among other things, the allegations set forth in the demand. Judge Martin’s report was made public in September 2006. Based on the Special Committee’s recommendation made after careful consideration of the Martin report and the impact that derivative litigation would have on the Company, the Board rejected the demand. On October 11, 2007, the shareholders filed a lawsuit in state court in Atlantic County, NJ against current and former executives and directors of the Company alleging that the Board’s rejection of their demand was unreasonable and improper, and that the defendants breached various duties to the Company in allowing Vioxx to be marketed. The current and former executive and director defendants filed motions to dismiss the complaint in June 2008. Those motions are pending.
International Lawsuits
As previously disclosed, in addition to the lawsuits discussed above, the Company has been named as a defendant in litigation relating to Vioxx in various countries (collectively, the “Vioxx Foreign Lawsuits”) in Europe, as well as Canada, Brazil, Argentina, Australia, Turkey, and Israel.
On May 30, 2008, the provincial court of Queen’s Bench in Saskatchewan, Canada entered an order certifying a class of Vioxx users in Canada, except those in Quebec. The class includes individual purchasers who allege inducement to purchase by unfair marketing practices; individuals who allege Vioxx was not of acceptable quality, defective or not fit for the purpose of managing pain associated with approved indications; or ingestors who claim Vioxx caused or exacerbated a cardiovascular or gastrointestinal condition. On June 17, 2008, the Court of Appeal for Saskatchewan granted the Company leave to appeal the certification order. On July 28, 2008, the Superior court in Ontario decided to certify a class of Vioxx users in Canada, except those in Quebec and Saskatchewan. The Company intends to seek leave to appeal that decision. Earlier, in November 2006, the Superior court in Quebec authorized the institution of a class action on behalf of all individuals who, in Québec, consumed Vioxx and suffered damages arising out of its ingestion. As of June 30, 2008, the plaintiffs have not instituted an action based upon that authorization.
Additional Lawsuits
Based on media reports and other sources, the Company anticipates that additional Vioxx Product Liability Lawsuits, Vioxx Shareholder Lawsuits and Vioxx Foreign Lawsuits (collectively, the “Vioxx Lawsuits”) will be filed against it and/or certain of its current and former officers and directors in the future.
Insurance
As previously disclosed, the Company has product liability insurance for claims brought in the Vioxx Product Liability Lawsuits with stated upper limits of approximately $630 million after deductibles and co-insurance. This insurance provides coverage for legal defense costs and potential damage amounts in connection with the Vioxx Product Liability Lawsuits. Through an arbitration proceeding and negotiated settlements, the Company received an aggregate of approximately $585 million in product liability insurance proceeds relating to the Vioxx Product Liability Lawsuits, plus approximately $45 million in fees and interest payments. The Company is still negotiating with one insurer about an immaterial amount of coverage for these lawsuits. The Company has no additional insurance for the Vioxx Product Liability Lawsuits. The Company’s insurance coverage with respect to the Vioxx Lawsuits will not be adequate to cover its defense costs and losses.

The Company also has Directors and Officers insurance coverage applicable to the Vioxx Securities Lawsuits and Vioxx Derivative Lawsuits with stated upper limits of approximately $190 million. The Company has Fiduciary and other insurance for the Vioxx ERISA Lawsuits with stated upper limits of approximately $275 million. As a result of the arbitration proceeding referenced above, additional insurance coverage for these claims should also be available, if needed, under upper-level excess policies that provide coverage for a variety of risks. There are disputes with the insurers about the availability of some or all of the Company’s insurance coverage for these claims and there are likely to be additional disputes. The amounts actually recovered under the policies discussed in this paragraph may be less than the stated upper limits.

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
As previously disclosed, on May 20, 2008, the Company reached civil settlements with Attorneys General from 29 states and the District of Columbia to fully resolve previously disclosed investigations under state consumer protection laws related to past activities for Vioxx. As part of the civil resolution of these investigations, Merck paid a total of $58 million to be divided among the 29 states and the District of Columbia. In April 2008, Merck announced it had taken a pre-tax charge in the first quarter of $55 million in anticipation of this settlement. The agreement also includes compliance measures that supplement policies and procedures previously established by the Company.
In addition, the Company received a subpoena in September 2006 from the State of California Attorney General seeking documents and information related to the placement of Vioxx on California’s Medi-Cal formulary. The Company is cooperating with the Attorney General in responding to the subpoena.
Reserves
As discussed above, on November 9, 2007, Merck entered into the Settlement Agreement with the law firms that comprise the executive committee of the PSC of the federal Vioxx MDL as well as representatives of plaintiffs’ counsel in the Texas, New Jersey and California state coordinated proceedings to resolve state and federal MI and IS claims filed as of that date in the United States. The Settlement Agreement, which also applies to tolled claims, was signed by the parties after several meetings with three of the four judges overseeing the coordination of more than 95% of the U.S. Vioxx Product Liability Lawsuits. The Settlement Agreement applies only to U.S. legal residents and those who allege that their MI or IS occurred in the United States. As a result of entering into the Settlement Agreement, the Company recorded a pretax charge of $4.85 billion in 2007 which represents the fixed aggregate amount to be paid to plaintiffs qualifying for payment under the Settlement Program.
The Company currently anticipates that Vioxx Product Liability Lawsuits will be tried in the future. The Company believes that it has meritorious defenses to the Vioxx Lawsuits and will vigorously defend against them. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek indeterminate damages, the Company is unable to predict the outcome of these matters, and at this time cannot reasonably estimate the possible loss or range of loss with respect to the Vioxx Lawsuits not included in the Settlement Program. The Company has not established any reserves for any potential liability relating to the Vioxx Lawsuits not included in the Settlement Program or the Vioxx Investigations (other than as set forth above), including for those cases in which verdicts or judgments have been entered against the Company, and are now in post-verdict proceedings or on appeal. In each of those cases the Company believes it has strong points to raise on appeal and therefore that unfavorable outcomes in such cases are not probable. Unfavorable outcomes in the Vioxx Litigation (as defined below) could have a material adverse effect on the Company’s financial position, liquidity and results of operations.
Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. As of December 31, 2007, the Company had a reserve of $5.372 billion which represented the aggregate amount to be paid under the Settlement Agreement and its future legal defense costs related to (i) the Vioxx Product Liability Lawsuits, (ii) the Vioxx Shareholder Lawsuits, (iii) the Vioxx Foreign Lawsuits, and (iv) the Vioxx Investigations (collectively, the “Vioxx Litigation”). During the first quarter of 2008, the Company spent approximately $79 million in the aggregate in legal defense costs related to the Vioxx Litigation. In the second quarter of 2008, the Company spent approximately $78 million in the aggregate in legal defense costs related to the Vioxx Litigation. Thus, as of June 30, 2008, the Company had a reserve of approximately $5.215 billion related to the Vioxx Litigation.
Some of the significant factors considered in the review of the reserve were as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of the Vioxx

Litigation, including the Settlement Agreement and the expectation that the Settlement Agreement will be consummated, but that certain lawsuits will continue to be pending; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the Vioxx Product Liability Lawsuits. Events such as scheduled trials, that are expected to occur in 2009, and the inherent inability to predict the ultimate outcomes of such trials and the disposition of Vioxx Product Liability Lawsuits not participating in or not eligible for the Settlement Program, limit the Company’s ability to reasonably estimate its legal costs beyond 2009.
The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase its reserves for legal defense costs at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.
Other Product Liability Litigation
As previously disclosed, the Company is a defendant in product liability lawsuits in the United States involving Fosamax (the “Fosamax Litigation”). As of June 30, 2008, approximately 655 cases, which include approximately 1,120 plaintiff groups had been filed and were pending against Merck in either federal or state court, including three cases which seek class action certification, as well as damages and medical monitoring. In these actions, plaintiffs allege, among other things, that they have suffered osteonecrosis of the jaw, generally subsequent to invasive dental procedures such as tooth extraction or dental implants, and/or delayed healing, in association with the use of Fosamax. On August 16, 2006, the JPML ordered that the Fosamax product liability cases pending in federal courts nationwide should be transferred and consolidated into one multidistrict litigation (the “Fosamax MDL”) for coordinated pre-trial proceedings. The Fosamax MDL has been transferred to Judge John Keenan in the United States District Court for the Southern District of New York. As a result of the JPML order, approximately 550 of the cases are before Judge Keenan. Judge Keenan has issued a Case Management Order (and various amendments thereto) setting forth a schedule governing the proceedings which focuses primarily upon resolving the class action certification motions in 2007 and completing fact discovery in an initial group of 25 cases by October 1, 2008. Briefing and argument on plaintiffs’ motions for certification of medical monitoring classes were completed in 2007 and Judge Keenan issued an order denying the motions on January 3, 2008. On January 28, 2008, Judge Keenan issued a further order dismissing with prejudice all class claims asserted in the first four class action lawsuits filed against Merck that sought personal injury damages and/or medical monitoring relief on a class wide basis. Discovery is ongoing in both the Fosamax MDL litigation as well as in various state court cases. The Company intends to defend against these lawsuits.
As of December 31, 2007, the Company had a remaining reserve of approximately $27 million solely for its future legal defense costs for the Fosamax Litigation. During the first quarter of 2008, the Company spent approximately $7 million and added $40 million to its reserve. In the second quarter, the Company spent approximately $10 million. Consequently, as of June 30, 2008, the Company had a reserve of approximately $50 million. Some of the significant factors considered in the establishment and ongoing assessment of the reserve for the Fosamax Litigation legal defense costs were as follows: the actual costs incurred by the Company thus far; the development of the Company’s legal defense strategy and structure in light of the creation of the Fosamax MDL; the number of cases being brought against the Company; and the anticipated timing, progression, and related costs of pre-trial activities in the Fosamax Litigation. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves. Due to the uncertain nature of litigation, the Company is unable to estimate its costs beyond 2009. The Company has not established any reserves for any potential liability relating to the Fosamax Litigation. Unfavorable outcomes in the Fosamax Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.
Vytorin/Zetia Litigation
As previously disclosed, since December 2007, the Company and its joint-venture partner, Schering-Plough, have received several letters addressed to both companies from the House Committee on Energy and Commerce, its Subcommittee on Oversight and Investigations, and the Ranking Minority Member of the Senate Finance Committee, collectively seeking a combination of witness interviews, documents and information on a variety of issues related to the ENHANCE clinical trial, the sale and promotion of Vytorin, as well as sales of stock by corporate officers. On January 25, 2008, the companies and the MSP Partnership each received two subpoenas from the New York State Attorney General’s Office seeking similar information and documents. Merck and Schering-Plough have also each received a letter from the Office of the Connecticut Attorney General dated February 1, 2008 requesting documents related to the marketing and sale of Vytorin and Zetia and the timing of disclosures of the results of ENHANCE. Merck and Schering-Plough also received subpoenas dated April 4, 2008, from the Office of the New Jersey Attorney General seeking documents related to the ENHANCE trial and the sale and marketing of Vytorin. The Company is cooperating with these investigations and working with Schering-Plough to respond to the inquiries. In addition, since mid-January 2008, the Company has become aware of or been served with approximately 140 civil class action lawsuits alleging common law and state consumer fraud claims in connection with the MSP Partnership’s sale and promotion of Vytorin and Zetia. Certain of those lawsuits allege personal injuries and/or seek medical monitoring.
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
Patent Litigation
From time to time, generic manufacturers of pharmaceutical products file Abbreviated New Drug Applications (“ANDA’s”) with the FDA seeking to market generic forms of the Company’s products prior to the expiration of relevant patents owned by the Company. Generic pharmaceutical manufacturers have submitted ANDA’s to the FDA seeking to market in the United States a generic form of Propecia, Prilosec, Nexium, Singulair, Trusopt, Cosopt and Primaxin prior to the expiration of the Company’s (and AstraZeneca’s in the case of Prilosec and Nexium) patents concerning these products. In addition, an ANDA has been submitted to the FDA seeking to market in the United States a generic form of Zetia prior to the expiration of Schering-Plough’s patent concerning that product. The generic companies’ ANDA’s generally include allegations of non-infringement, invalidity and unenforceability of the patents. Generic manufacturers have received FDA approval to market a generic form of Prilosec. The Company has filed patent infringement suits in federal court against companies filing ANDA’s for generic finasteride (Propecia), dorzolamide (Trusopt), montelukast (Singulair), dorzolamide/timolol (Cosopt), imipenem/cilastatin (Primaxin) and AstraZeneca and the Company have filed patent infringement suits in federal court against companies filing ANDA’s for generic omeprazole (Prilosec) and esomeprazole (Nexium). Also, the Company and Schering-Plough have filed a patent infringement suit in federal court against companies filing ANDA’s for generic ezetimibe (Zetia). Similar patent challenges exist in certain foreign jurisdictions. The Company intends to vigorously defend its patents, which it believes are valid, against infringement by generic companies attempting to market products prior to the expiration dates of such patents. As with any litigation, there can be no assurance of the outcomes, which, if adverse, could result in significantly shortened periods of exclusivity for these products.
The Company and AstraZeneca received notice in October 2005 that Ranbaxy Laboratories Ltd. (“Ranbaxy”) had filed an ANDA for esomeprazole. The ANDA contains Paragraph IV challenges to patents on Nexium. On November 21, 2005, the Company and AstraZeneca sued Ranbaxy in the United States District Court in New Jersey. Accordingly, FDA approval of Ranbaxy’s ANDA was stayed for 30 months until April 2008 or until an adverse court decision, if any, whichever may occur earlier. As previously disclosed, AstraZeneca, Merck and Ranbaxy have entered into a settlement agreement which provides that Ranbaxy will not bring its generic esomeprazole product to market in the United States until May 27, 2014. The Company and AstraZeneca each received a Civil Investigative Demand (“CID”) from the United States Federal Trade Commission (the “FTC”) in July 2008 regarding the settlement agreement with Ranbaxy. The Company is cooperating with the FTC in responding to this CID.
The Company and AstraZeneca received notice in January 2006 that IVAX Pharmaceuticals, Inc., subsequently acquired by Teva Pharmaceuticals (“Teva”), had filed an ANDA for esomeprazole. The ANDA contains Paragraph IV challenges to patents on Nexium. On March 8, 2006, the Company and AstraZeneca sued Teva in the United States District Court in New Jersey. Accordingly, FDA approval of Teva’s ANDA is stayed for 30 months until September 2008 or until an adverse court decision, if any, whichever may occur earlier. In January 2008, the Company and AstraZeneca sued Dr. Reddy’s Laboratories (“Dr. Reddy’s”) in the District Court in New Jersey based on Dr. Reddy’s filing of an ANDA for esomeprazole. Accordingly, FDA approval of Dr. Reddy’s ANDA is stayed for 30 months until July 2010 or until an adverse court decision, if any, whichever may occur earlier.
In April 2007, Merck sued Ranbaxy regarding an ANDA Ranbaxy filed seeking approval for a generic version of Primaxin (imipenem/cilastatin). The lawsuit asserted infringement of Merck’s patent which is due to expire on September 15, 2009. In July 2008, Merck and Ranbaxy entered into an agreement pursuant to which Ranbaxy can begin to market in the United States a generic form of imipenem/cilastatin on September 1, 2009.

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

Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no changes in internal control over financial reporting, for the period covered by this report, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of implementing an enterprise resource planning system, which includes transitioning certain financial functions into regionalized shared service environments, at certain of the Company’s locations over the coming quarters.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities for the three months ended June 30, 2008 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			($ in millions)
	Total Number	Average Price	Approximate Dollar Value of Shares
	of Shares	Paid Per	That May Yet Be Purchased
Period	Purchased(1)	Share	Under the Plans or Programs(1)

April 1 - April 30, 2008	1,490,700	$39.73	$3,660.7

May 1 - May 31, 2008	1,445,600	$39.25	$3,604.0

June 1 - June 30, 2008	1,569,400	$36.54	$3,546.6

Total	4,505,700	$38.46	$3,546.6
(1)	All shares purchased during the period were made as part of a plan announced in July 2002 to purchase $10 billion in Merck shares.
Item 4. Submission of Matters to a Vote of Security Holders
The following matters were voted upon at the Annual Meeting of Stockholders held on April 22, 2008, and received the votes set forth below:
1.	All of the following persons nominated were elected to serve as directors and received the number of votes set opposite their respective names:

Names	For	Against	Abstained

Richard T. Clark	1,726,834,169	40,371,624	27,747,644
Johnnetta B. Cole	1,654,276,170	112,868,463	27,808,804
Thomas H. Glocer	1,723,150,026	42,192,325	29,611,086
Steven F. Goldstone	1,700,004,263	65,387,263	29,561,911
William B. Harrison, Jr.	1,733,693,248	33,220,742	28,039,447
Harry R. Jacobson	1,714,546,214	52,624,976	27,782,247
William N. Kelley	1,640,053,651	127,066,625	27,833,161
Rochelle B. Lazarus	1,659,065,633	107,964,025	27,923,779
Thomas E. Shenk	1,612,523,261	154,575,586	27,854,590
Anne M. Tatlock	1,668,399,466	98,621,822	27,932,149
Samuel O. Thier	1,657,798,852	109,379,062	27,775,523
Wendell P. Weeks	1,669,618,126	97,242,391	28,092,840
Peter C. Wendell	1,670,269,323	96,750,440	27,933,674
2.	A proposal to ratify the appointment of an independent registered public accounting firm for 2008 received 1,738,682,017 votes FOR and 29,510,260 votes AGAINST, with 26,761,160 abstentions.

3.	A stockholder proposal concerning management compensation received 59,128,671 votes FOR and 1,431,137,170 votes AGAINST, with 31,287,357 abstentions and 273,400,239 broker non-votes.

4.
A stockholder proposal concerning an advisory vote on executive compensation received 670,490,602 votes FOR and 717,160,569 votes AGAINST, with 133,902,027 abstentions and 273,400,239 broker non-votes.

5.	A stockholder proposal concerning special shareholder meetings received 856,369,728 votes FOR and 633,464,775 votes AGAINST, with 31,718,695 abstentions and 273,400,239 broker non-votes.

6.	A stockholder proposal concerning an independent lead director received 647,314,773 votes FOR and 841,198,136 votes AGAINST, with 33,040,289 abstentions and 273,400,239 broker non-votes.
Item 6. Exhibits

Number	Description

3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (May 17, 2007) – Incorporated by reference to Current Report on Form 8-K dated May 17, 2007

3.2	By-Laws of Merck & Co., Inc. (as amended effective May 31, 2007) – Incorporated by reference to Current Report on Form 8-K dated May 31, 2007

10.1	Cholesterol Governance Agreement, dated as of May 22, 2000, by and among MSP Distribution Services (C) LLC, MSP Marketing Services (C) LLC, MSP Technology (US) Company LLC, Merck Cardiovascular Health Company, Merck Technology (US) Company, Inc., Schering MSP Corporation, Schering Sales Management, Inc., Schering Sales Corporation, Schering MSP Pharmaceuticals L.P., MSP Cholesterol LLC, MSP Singapore Company, LLC, MSD Technology Singapore Pte. Ltd., MSD Ventures Singapore Pte. Ltd., Osammor Pte. Ltd. (to be renamed Schering-Plough (Singapore) Pte. Ltd.), Citimere Pte. Ltd. (to be renamed Schering-Plough (Singapore) Research Pte. Ltd.), Schering Corporation, Schering-Plough Corporation, and Merck & Co., Inc. (Portions of this Exhibit are subject to a request for confidential treatment filed with the Commission)

10.2	First Amendment to the Cholesterol Governance Agreement, dated as of December 18, 2001, by and among MSP Distribution Services (C) LLC, MSP Marketing Services (C) LLC, MSP Technology (US) Company LLC, Merck Cardiovascular Health Company, Merck Technology (US) Company, Inc., Schering MSP Corporation, Schering Sales Management, Inc., Schering Sales Corporation, Schering MSP Pharmaceuticals L.P., MSP Singapore Company, LLC (the “Singapore Partnership”), MSD Technology Singapore Pte. Ltd., MSD Ventures Singapore Pte. Ltd., Schering-Plough (Singapore) Pte. Ltd., Schering-Plough (Singapore) Research Pte. Ltd., Schering Corporation, Schering-Plough Corporation, and Merck & Co., Inc. (Portions of this Exhibit are subject to a request for confidential treatment filed with the Commission)

10.3	Master Agreement, dated as of December 18, 2001, by and among MSP Technology (U.S.) Company LLC, MSP Singapore Company, LLC, Schering Corporation, Schering-Plough Corporation, and Merck & Co., Inc. (Portions of this Exhibit are subject to a request for confidential treatment filed with the Commission)

10.4	Master Merial Venture Agreement, dated as of May 23, 1997, by and among Rhône-Poulenc S.A., Institut Mérieux S.A., Rhône-Mérieux S.A., Merck & Co., Inc., Merck SH Inc., and Merial Limited (Portions of this Exhibit are subject to a request for confidential treatment filed with the Commission)

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCK & CO., INC.
Date: July 31, 2008	/s/ Bruce N. Kuhlik
BRUCE N. KUHLIK
Executive Vice President and General Counsel

Date: July 31, 2008	/s/ John Canan
JOHN CANAN
Senior Vice President and Controller

EXHIBIT INDEX

Number	Description

3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (May 17, 2007) – Incorporated by reference to Current Report on Form 8-K dated May 17, 2007

3.2	By-Laws of Merck & Co., Inc. (as amended effective May 31, 2007) – Incorporated by reference to Current Report on Form 8-K dated May 31, 2007

10.1	Cholesterol Governance Agreement, dated as of May 22, 2000, by and among MSP Distribution Services (C) LLC, MSP Marketing Services (C) LLC, MSP Technology (US) Company LLC, Merck Cardiovascular Health Company, Merck Technology (US) Company, Inc., Schering MSP Corporation, Schering Sales Management, Inc., Schering Sales Corporation, Schering MSP Pharmaceuticals L.P., MSP Cholesterol LLC, MSP Singapore Company, LLC, MSD Technology Singapore Pte. Ltd., MSD Ventures Singapore Pte. Ltd., Osammor Pte. Ltd. (to be renamed Schering-Plough (Singapore) Pte. Ltd.), Citimere Pte. Ltd. (to be renamed Schering-Plough (Singapore) Research Pte. Ltd.), Schering Corporation, Schering-Plough Corporation, and Merck & Co., Inc. (Portions of this Exhibit are subject to a request for confidential treatment filed with the Commission)

10.2	First Amendment to the Cholesterol Governance Agreement, dated as of December 18, 2001, by and among MSP Distribution Services (C) LLC, MSP Marketing Services (C) LLC, MSP Technology (US) Company LLC, Merck Cardiovascular Health Company, Merck Technology (US) Company, Inc., Schering MSP Corporation, Schering Sales Management, Inc., Schering Sales Corporation, Schering MSP Pharmaceuticals L.P., MSP Singapore Company, LLC (the “Singapore Partnership”), MSD Technology Singapore Pte. Ltd., MSD Ventures Singapore Pte. Ltd., Schering-Plough (Singapore) Pte. Ltd., Schering-Plough (Singapore) Research Pte. Ltd., Schering Corporation, Schering-Plough Corporation, and Merck & Co., Inc. (Portions of this Exhibit are subject to a request for confidential treatment filed with the Commission)

10.3	Master Agreement, dated as of December 18, 2001, by and among MSP Technology (U.S.) Company LLC, MSP Singapore Company, LLC, Schering Corporation, Schering-Plough Corporation, and Merck & Co., Inc. (Portions of this Exhibit are subject to a request for confidential treatment filed with the Commission)

10.4	Master Merial Venture Agreement, dated as of May 23, 1997, by and among Rhône-Poulenc S.A., Institut Mérieux S.A., Rhône-Mérieux S.A., Merck & Co., Inc., Merck SH Inc., and Merial Limited (Portions of this Exhibit are subject to a request for confidential treatment filed with the Commission)

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer