Form 10-Q
period 2009-03-31
MERCK & CO INC
filed 2009-05-04
CIK 64978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission File No. 1-3305
Merck & Co., Inc.
One Merck Drive
Whitehouse Station, N.J. 08889-0100
(908) 423-1000

Incorporated in New Jersey	I.R.S. Employer Identification
No. 22-1109110
The number of shares of common stock outstanding as of the close of business on March 31, 2009:

Class	Number of Shares Outstanding

Common Stock	2,108,669,357
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
Signatures
EXHIBIT INDEX
EX-10.2
EX-10.3
EX-10.4
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I — Financial Information
Item 1. Financial Statements
MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF INCOME
(Unaudited, $ in millions except per share amounts)

	Three Months Ended
	March 31,
	2009	2008

Sales	$5,385.2	$5,822.1

Costs, Expenses and Other
Materials and production	1,333.8	1,238.1
Marketing and administrative	1,632.9	1,854.4
Research and development	1,224.2	1,078.3
Restructuring costs	64.3	69.7
Equity income from affiliates	(585.8)	(652.1)
Other (income) expense, net	(67.2)	(2,209.2)

	3,602.2	1,379.2

Income Before Taxes	1,783.0	4,442.9
Taxes on Income	327.2	1,108.4

Net Income	$1,455.8	$3,334.5

Less: Net Income Attributable to Noncontrolling Interest	30.8	31.9
Net Income Attributable to Merck & Co. Inc.	$1,425.0	$3,302.6

Basic Earnings per Common Share Attributable to Merck & Co. Inc. Common Shareholders	$0.67	$1.52

Earnings per Common Share Assuming Dilution Attributable to Merck & Co. Inc. Common Shareholders	$0.67	$1.52

Dividends Declared per Common Share	$0.38	$0.38

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited, $ in millions)

	March 31,	December 31,
	2009	2008

Assets
Current Assets
Cash and cash equivalents	$6,017.1	$4,368.3
Short-term investments	6,564.5	1,118.1
Accounts receivable (including non-trade receivables of $770.9 in 2009 and $871.2 in 2008)	3,569.7	3,778.9
Inventories (excludes inventories of $674.3 in 2009 and $587.3 in 2008 classified in Other assets - see Note 8)	2,127.8	2,091.0
Deferred income taxes and other current assets	7,905.5	7,756.3

Total current assets	26,184.6	19,112.6

Investments	78.7	6,491.3

Property, Plant and Equipment, at cost, net of allowance for depreciation of $12,452.5 in 2009 and $12,128.6 in 2008	11,826.1	11,999.6

Goodwill	1,439.0	1,438.7

Other Intangibles, Net	614.2	525.4

Other Assets	6,400.5	7,628.1

	$46,543.1	$47,195.7

Liabilities and Stockholders’ Equity
Current Liabilities
Loans payable and current portion of long-term debt	$2,798.9	$2,297.1
Trade accounts payable	622.5	617.6
Accrued and other current liabilities	8,710.7	9,174.1
Income taxes payable	480.2	1,426.4
Dividends payable	803.6	803.5

Total current liabilities	13,415.9	14,318.7

Long-Term Debt	3,939.1	3,943.3

Deferred Income Taxes and Noncurrent Liabilities	7,186.6	7,766.6

Merck & Co., Inc. Stockholders’ Equity
Common stock, one cent par value
Authorized - 5,400,000,000 shares		.
Issued - 2,983,508,675 shares	29.8	29.8
Other paid-in capital	8,386.8	8,319.1
Retained earnings	44,320.4	43,698.8
Accumulated other comprehensive loss	(2,472.8)	(2,553.9)

	50,264.2	49,493.8
Less treasury stock, at cost
874,839,318 shares at March 31, 2009
875,818,333 shares at December 31, 2008	30,701.2	30,735.5

Total Merck & Co., Inc. stockholders’ equity	19,563.0	18,758.3

Noncontrolling Interest	2,438.5	2,408.8

Total Equity	22,001.5	21,167.1

	$46,543.1	$47,195.7

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, $ in millions)

	Three Months Ended
	March 31,
	2009	2008

Cash Flows from Operating Activities
Net income	$1,455.8	$3,334.5
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on distribution from AstraZeneca LP	—	(2,222.7)
Equity income from affiliates	(585.8)	(652.1)
Dividends and distributions from equity affiliates	456.6	2,669.8
Depreciation and amortization	443.3	391.1
Deferred income taxes	153.6	(227.4)
Share-based compensation	113.3	91.0
Other	90.5	(113.9)
Net changes in assets and liabilities	(1,414.7)	(742.0)

Net Cash Provided by Operating Activities	712.6	2,528.3

Cash Flows from Investing Activities
Capital expenditures	(235.1)	(341.4)
Purchases of securities and other investments	(2,045.0)	(3,088.4)
Proceeds from sales of securities and other investments	3,119.1	3,269.4
Acquisitions of subsidiaries, net of cash acquired	(130.0)	—
Distribution from AstraZeneca LP	—	1,899.3
Decrease in restricted assets	684.5	167.9
Other	(3.4)	(4.0)

Net Cash Provided by Investing Activities	1,390.1	1,902.8

Cash Flows from Financing Activities
Net change in short-term borrowings	511.7	(22.6)
Payments on debt	(7.5)	(1,382.6)
Purchases of treasury stock	—	(1,377.8)
Dividends paid to stockholders	(803.5)	(830.8)
Proceeds from exercise of stock options	0.4	79.7
Other	(93.0)	(49.5)

Net Cash Used by Financing Activities	(391.9)	(3,583.6)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(62.0)	105.8

Net Increase in Cash and Cash Equivalents	1,648.8	953.3

Cash and Cash Equivalents at Beginning of Year	4,368.3	5,336.1

Cash and Cash Equivalents at End of Period	$6,017.1	$6,289.4

The accompanying notes are an integral part of this consolidated financial statement.

Notes to Consolidated Financial Statements (unaudited)
1.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in Merck & Co., Inc.’s (“Merck” or the “Company”) latest Annual Report on Form 10-K.

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

Recently Adopted Accounting Standards — On January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 141R, Business Combinations (“FAS 141R”), Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”), Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”), Emerging Issues Task Force (“EITF”) Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements, EITF Issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”), EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”) and FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).

FAS 141R expands the scope of acquisition accounting to all transactions under which control of a business is obtained. This standard requires an acquirer to recognize the assets acquired and liabilities assumed at the acquisition date fair values with limited exceptions. Additionally, FAS 141R requires that contingent consideration as well as contingent assets and liabilities be recorded at fair value on the acquisition date, that acquired in-process research and development be capitalized and recorded as intangible assets at the acquisition date, and also requires transaction costs and costs to restructure the acquired company be expensed. Transactions are now being accounted for under this standard. On April 1, 2009, the FASB issued Staff Position FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which is effective January 1, 2009, and amends the guidance in FAS 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can reasonably be estimated. If the acquisition date fair value of an asset acquired or liability assumed that arises from a contingency cannot be determined, the asset or liability would be recognized in accordance with FASB Statement No. 5, Accounting for Contingencies (“FAS 5”), and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. If the fair value is not determinable and the FAS 5 criteria are not met, no asset or liability would be recognized.

FAS 160 provides guidance for the accounting, reporting and disclosure of noncontrolling interests and requires, among other things, that noncontrolling interests be recorded as equity in the consolidated financial statements. The adoption of this standard resulted in the reclassification of $2.4 billion of Minority Interests (now referred to as noncontrolling interests) to a separate component of Stockholders’ Equity on the Consolidated Balance Sheet (see Note 12). Additionally, net income attributable to noncontrolling interests is now shown separately from parent net income in the Consolidated Statement of Income. Prior periods have been restated to reflect the presentation and disclosure requirements of FAS 160.

EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The effect of adoption of EITF 07-1 was not material to the Company’s financial position or results of operations. See Note 5 for the associated disclosures of the Company’s collaborative arrangements.

FAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, FAS 161 requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format (see Note 7). Since FAS 161 requires only additional disclosures about the Company’s derivatives and hedging activities, the adoption of FAS 161 did not affect the Company’s financial position or results of operations.

FSP EITF 03-6-1 clarifies that share-based payment awards that entitle holders to receive nonforfeitable dividends before they vest will be considered participating securities and included in the earnings per share calculation pursuant to the two class method. The effect of adoption of FSP EITF 03-6-1 was not material to the Company’s results of operations (see Note 17).

Notes to Consolidated Financial Statements (unaudited) (continued)
EITF 08-6, which is effective January 1, 2009, clarifies the accounting for certain transactions and impairment considerations involving equity method investments and is applied on a prospective basis to future transactions.

EITF 08-7, which is effective January 1, 2009, clarifies that a defensive intangible asset (an intangible asset that the entity does not intend to actively use, but intends to hold to prevent others from obtaining access to the asset) should be accounted for as a separate unit of accounting and should be assigned a useful life that reflects the entity’s consumption of the expected benefits related to the asset. EITF 08-7 is applied on a prospective basis to future transactions.

Recently Issued Accounting Standards - The FASB recently issued Staff Position FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”), Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2/124-2”) and Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1/APB 28-1”).

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

Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for an asset or liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value. The Company will adopt the provisions of FSP FAS 157-4 during the second quarter of 2009 and is currently assessing the impact of adoption on its financial position and results of operations.

FSP FAS 115-2/124-2 changes existing guidance for determining whether debt securities are other-than-temporarily impaired and replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. The Company will adopt the provisions of FSP FAS 115-2/124-2 during the second quarter of 2009 and is currently assessing the impact of adoption on its financial position and results of operations.

FSP FAS 107-1/APB 28-1 requires disclosures about fair values of financial instruments in interim and annual financial statements. Prior to the issuance of FSP FAS 107-1/APB 28-1, disclosures about fair values of financial instruments were only required to be disclosed annually. FSP FAS 107-1/APB 28-1 requires disclosures about fair value of financial instruments in interim and annual financial statements. The Company will adopt FSP FAS 107-1/APB 28-1 in the second quarter 2009. Since FSP FAS 107-1/APB 28-1 requires only additional disclosures of fair values of financial instruments in interim financial statements, the adoption will not affect the Company’s financial position or results of operations.

Notes to Consolidated Financial Statements (unaudited) (continued)
2.	Merger Agreement with Schering-Plough Corporation

In March 2009, Merck and Schering-Plough Corporation (“Schering-Plough”) announced that their Boards of Directors unanimously approved a definitive merger agreement under which Merck and Schering-Plough will combine in a stock and cash transaction. The transaction will be structured as a “reverse merger” in which Schering-Plough, renamed Merck, will continue as the surviving public corporation. Under the terms of the agreement, each issued and outstanding share of Schering-Plough common stock will be converted into the right to receive a combination of $10.50 in cash and 0.5767 of a share of the combined company. Each Merck share will automatically be converted into a share of the combined company. The cash portion of the consideration will be funded with a combination of existing cash, the sale or redemption of short-and long-term investments and the issuance of debt. Upon completion of the merger, each issued and outstanding share of Schering-Plough 6% Mandatory Convertible Preferred Stock not converted in accordance with the preferred stock designations shall remain outstanding as one share of 6% Mandatory Convertible Preferred Stock of the newly combined company having designations, preferences, qualifications, limitations and other rights identical to those of the Schering-Plough 6% Mandatory Convertible Preferred Stock. The transaction remains subject to Merck and Schering-Plough shareholder approvals and the satisfaction of customary closing conditions and regulatory approvals. The transaction is expected to close in the fourth quarter of 2009.

3.	Restructuring

2008 Global Restructuring Program

As previously disclosed, in October 2008, the Company announced a global restructuring program (the “2008 Restructuring Program”) to reduce its cost structure, increase efficiency, and enhance competitiveness. As part of the 2008 Restructuring Program, the Company expects to eliminate approximately 7,200 positions — 6,800 active employees and 400 vacancies — across all areas of the Company worldwide by the end of 2011. About 40% of the total reductions will occur in the United States. As part of the 2008 Restructuring Program, the Company is streamlining management layers by reducing its total number of senior and mid-level executives globally by approximately 25%. As of March 31, 2009, the Company has eliminated approximately 2,800 positions in connection with this program, comprised of employee separations and the elimination of contractors and vacant positions. Merck is rolling out a new, more customer-centric selling model designed to provide Merck with a meaningful competitive advantage and help physicians, patients and payers improve patient outcomes. The Company is now operating its new commercial selling models in the United States and other markets around the world. The Company also will make greater use of outside technology resources, centralize common sales and marketing activities, and consolidate and streamline its operations. Merck’s manufacturing division will further focus its capabilities on core products and outsource non-core manufacturing. Also, Merck is expanding its access to worldwide external science through a basic research global operating strategy, which is designed to provide a sustainable pipeline and is focused on translating basic research productivity into late-stage clinical success. To increase efficiencies, basic research operations will consolidate work in support of a given therapeutic area into one of four locations. This will provide a more efficient use of research facilities and result in the closure of three basic research sites located in Tsukuba, Japan; Pomezia, Italy; and Seattle by the end of 2009.

Separation costs are accounted for under FASB Statement No. 112, Employers’ Accounting for Postemployment Benefits — an amendment of FASB Statement No. 5 and 43 (“FAS 112”), and FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”). In connection with the 2008 Restructuring Program, separation costs under the Company’s existing severance programs worldwide were accounted for under FAS 112 and recorded in the third quarter of 2008 to the extent such costs were probable and estimable. The Company commenced accruing costs related to one-time termination benefits offered to employees under the 2008 Restructuring Program in the fourth quarter of 2008 as that is when the necessary criteria under FAS 146 was met. The Company recorded pretax restructuring costs of $174.6 million related to the 2008 Restructuring Program in the first quarter of 2009. The Company anticipates that total costs for 2009 will be in the range of $400 million to $600 million. The 2008 Restructuring Program is expected to be completed by the end of 2011 with the total pretax costs estimated to be $1.6 billion to $2.0 billion. The Company estimates that two-thirds of the cumulative pretax costs will result in future cash outlays, primarily from employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested.

The 2008 Restructuring Program was put into place prior to the pending merger with Schering-Plough and does not reflect any potential impacts of the merger.

Notes to Consolidated Financial Statements (unaudited) (continued)
2005 Global Restructuring Program

In November 2005, the Company announced a global restructuring program (the “2005 Restructuring Program”) designed to reduce the Company’s cost structure, increase efficiency and enhance competitiveness which was substantially complete at the end of 2008.

For segment reporting, restructuring charges are unallocated expenses.

The following tables summarize the charges related to restructuring activities by type of cost:

	Three Months Ended March 31, 2009
	Separation	Accelerated
($ in millions)	Costs	Depreciation	Other	Total

2008 Restructuring Program

Materials and production	$—	$21.4	$0.8	$22.2
Research and development	—	86.0	2.1	88.1
Restructuring costs	28.2	—	36.1	64.3

	$28.2	$107.4	$39.0	$174.6

	Three Months Ended March 31, 2008
	Separation	Accelerated
($ in millions)	Costs	Depreciation	Other	Total

2005 Restructuring Program

Materials and production	$—	$15.3	$(0.4)	$14.9
Research and development	—	—	—	—
Restructuring costs	101.4	—	(31.7)	69.7

	$101.4	$15.3	$(32.1)	$84.6

Separation costs are associated with actual headcount reductions, as well as those headcount reductions that were probable and could be reasonably estimated. In the first quarter of 2009, approximately 1,050 positions were eliminated in connection with the 2008 Restructuring Program. In the first quarter of 2008, approximately 900 positions were eliminated, all of which related to the 2005 Restructuring Program. These position eliminations were comprised of actual headcount reductions, and the elimination of contractors and vacant positions.

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

Other activity of $39.0 million and $(32.1) million for the first quarter of 2009 and 2008, respectively, reflects costs that include termination charges associated with the Company’s pension and other postretirement benefit plans (see Note 14), asset abandonment, shut-down and other related costs. Other activity for the first quarter of 2008 also reflects pretax gains of $47.8 million resulting from sales of facilities and related assets.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table summarizes the charges and spending relating to restructuring activities for the three months ended March 31, 2009:

	Separation	Accelerated
($ in millions)	Costs	Depreciation	Other	Total

2008 Program

Restructuring reserves as of January 1, 2009	$607.7	$—	$—	$607.7
Expense	28.2	107.4	39.0	174.6
(Payments) receipts, net	(66.5)	—	(34.6)	(101.1)
Non-cash activity	—	(107.4)	(4.4)	(111.8)

Restructuring reserves as of March 31, 2009 (1)	$569.4	$—	$—	$569.4

2005 Program

Restructuring reserves as of January 1, 2009	$114.8	$—	$—	$114.8
Expense	—	—	—	—
(Payments) receipts, net	(57.2)	—	—	(57.2)
Non-cash activity	—	—	—	—

Restructuring reserves as of March 31, 2009 (1)	$57.6	$—	$—	$57.6

(1)	The cash outlays associated with the remaining restructuring reserve for the 2008 Restructuring Program are expected to be completed by the end of 2011. The cash outlays associated with the remaining restructuring reserve for the 2005 Restructuring Program are expected to be largely completed by the end of 2009.
4.	Research Collaborations, Acquisitions and License Agreements

In April 2009, Merck, Medarex, Inc. (“Medarex”) and Massachusetts Biologic Laboratories (“MBL”) of the University of Massachusetts Medical School announced an exclusive worldwide license agreement for CDA-1 and CDB-1 (also known as MDX-066/MDX-1388 and MBL-CDA1/MBL-CDB1), an investigational fully human monoclonal antibody combination developed to target and neutralize Clostridium difficile toxins A and B, for the treatment of C. difficile infection. CDA-1 and CDB-1 were co-developed by Medarex and MBL. Under the terms of the agreement, Merck gains worldwide rights to develop and commercialize CDA-1 and CDB-1. Medarex and MBL will receive an aggregate upfront payment of $60 million upon closing, which the Company will record as research and development expense, and are potentially eligible to receive additional cash payments up to $165 million in the aggregate upon achievement of certain milestones associated with the development and approval of a drug candidate covered by this agreement. Upon commercialization, Medarex and MBL will also be eligible to receive double-digit royalties on product sales and milestones if certain sales targets are met. In accordance with the co-development agreement between Medarex and MBL, all payments will be divided equally. The closing of the transaction is subject to clearance under the Hart-Scott-Rodino Antitrust Improvement Act (“HSR Act”), as well as other customary closing conditions. The term of the agreement will commence on the closing date, which will occur upon satisfaction of the closing conditions and, unless terminated earlier, will continue until there are no remaining royalty payment obligations in a country, at which time the agreement will expire in its entirety in such country. Either party may terminate this agreement for uncured material breach by the other party, or bankruptcy or insolvency of the other party. Merck may terminate this agreement at any time upon providing 180 days prior written notice to Medarex and MBL.

Also, in April 2009, Merck and Santen Pharmaceutical Co., Ltd. (“Santen”) announced a worldwide licensing agreement for tafluprost, a prostaglandin analogue under investigation in the United States. Tafluprost, preserved and preservative-free formulations, has received marketing approval for the reduction of elevated intraocular pressure in open-angle glaucoma and ocular hypertension in several European and Nordic countries as well as Japan and has been filed for approval in additional European and Asia Pacific markets. Under the terms of the agreement, Merck paid a fee, which was capitalized and will be amortized to materials and production costs over the life of the underlying patent, and will pay milestones and royalty payments based on future sales of tafluprost (both preserved and preservative-free formulations) in exchange for exclusive commercial rights to tafluprost in Western Europe (excluding Germany), North America, South America and Africa. Santen will retain commercial rights to tafluprost in most countries in Eastern Europe, Northern Europe and Asia Pacific, including Japan. Merck will provide promotion support to Santen in Germany and Poland. If tafluprost is approved in the United States, Santen has an option to co-promote it there. The agreement between Merck and Santen expires on a country-by-country basis on the last to occur of (a) the expiry of the last to expire valid patent claim; or (b) the expiration of the last to expire royalty. Merck may terminate the agreement at any time upon 90 days prior written notice and also at any time upon 60 days prior written notice if Merck determines that the product presents issues of safety or tolerability. In addition, Merck may terminate the agreement in the event that any of the enumerated agreements between Santen and the co-owner/licensor of certain intellectual property terminate

Notes to Consolidated Financial Statements (unaudited) (continued)
or expire and this materially adversely affects Merck. If either Merck or Santen materially breaches the agreement and fails to cure after receiving notice, then the non-breaching party may terminate the agreement. The agreement provides for termination by the non-insolvent party due to bankruptcy by the other party. Finally, the agreement will terminate if, during the term, Merck develops or commercializes a competitive product (as that term is defined in the agreement).

In addition, in April 2009, Merck and Cardiome Pharma Corp. (“Cardiome”) announced a collaboration and license agreement for the development and commercialization of vernakalant, an investigational candidate for the treatment of atrial fibrillation. The agreement provides Merck with exclusive global rights to the oral formulation of vernakalant (“vernakalant (oral)”) for the maintenance of normal heart rhythm in patients with atrial fibrillation, and provides a Merck affiliate, Merck Sharp & Dohme (Switzerland) GmbH, with exclusive rights outside of the United States, Canada and Mexico to the intravenous (“IV”) formulation of vernakalant (“vernakalant (IV)”) for rapid conversion of acute atrial fibrillation to normal heart rhythm. Under the terms of the agreement, Merck will pay Cardiome an initial fee of $60 million upon closing, which the Company will record as research and development expense. In addition, Cardiome is eligible to receive up to $200 million in payments based on achievement of certain milestones associated with the development and approval of vernakalant products (including a total of $35 million for initiation of a planned Phase III program for vernakalant (oral) and submission for regulatory approval in Europe of vernakalant (IV)), and up to $100 million for milestones associated with approvals in other subsequent indications of both the intravenous and oral formulations. Also, Cardiome will receive tiered royalty payments on sales of any approved products and has the potential to receive up to $340 million in milestone payments based on achievement of significant sales thresholds. Cardiome has retained an option to co-promote vernakalant (oral) with Merck through a hospital-based sales force in the United States. Merck will be responsible for all future costs associated with the development, manufacturing and commercialization of these candidates. Merck has granted Cardiome a secured, interest-bearing credit facility of up to $100 million that Cardiome may access in tranches over several years commencing in 2010. Cardiome’s co-development partner in North America, Astellas Pharma U.S., Inc., submitted a New Drug Application with the U.S. Food and Drug Administration (“FDA”) for Kynapid (vernakalant hydrochloride) Injection in December 2006 that included results from two pivotal Phase III clinical trials. In December 2007, the Cardiovascular and Renal Drugs Advisory Committee recommended that the FDA approve vernakalant (IV) for rapid conversion of atrial fibrillation. In August 2008, the FDA issued an Approvable action letter requesting additional information. A Phase IIb double-blind, placebo-controlled, randomized, dose-ranging clinical trial in patients at risk of recurrent atrial fibrillation showed that, at the 500 mg dose, vernakalant (oral) significantly reduced the rate of atrial fibrillation relapse as compared to placebo. The effectiveness of the collaboration agreement is subject to the expiration or earlier termination of the waiting period under the HSR Act, if applicable, as well as other customary closing conditions. This agreement continues in effect until the expiration of Cardiome’s co-promotion rights and all royalty and milestone payment obligations. This agreement may be terminated in the event of insolvency or a material uncured breach by either party. Additionally, the collaboration may be terminated by Merck in the event that Merck determines (in good faith) that it is not advisable to continue the development or commercialization of a vernakalant product as a result of a serious safety issue. In addition, Merck may terminate the agreement at any time upon 12 months prior written notice. Cardiome may terminate the agreement in the event that Merck challenges any Cardiome patent covering vernakalant. Upon termination of the agreement, depending upon the circumstances, the parties have varying rights and obligations with respect to the continued development and commercialization of vernakalant and in some cases continuing royalty obligations.

In March 2009, Merck acquired Insmed Inc.’s (“Insmed”) portfolio of follow-on biologic therapeutic candidates and its commercial manufacturing facilities located in Boulder, Colorado. Under the terms of the agreement, Merck paid Insmed an aggregate of $130 million in cash to acquire all rights to the Boulder facilities and Insmed’s pipeline of follow-on biologic candidates. Insmed’s follow-on biologics portfolio includes two clinical candidates: INS-19, an investigational recombinant granulocyte-colony stimulating factor (“G-CSF”) that will be evaluated for its ability to prevent infections in patients with cancer receiving chemotherapy, and INS-20, a pegylated recombinant G-CSF designed to allow for less frequent dosing. The transaction is being accounted for as a business combination pursuant to FAS 141R, which requires assets acquired and liabilities assumed be recorded at their respective fair values as of the acquisition date in the Company’s financial statements. The determination of fair value requires management to make significant estimates and assumptions. In connection with the acquisition, the Company allocated substantially all of the purchase price to Insmed’s follow-on biologics portfolio (INS-19 and INS-20) and recorded an indefinite-lived intangible asset. The fair value was determined based upon the present value of expected future cash flows of new product candidates resulting from Insmed’s follow-on biologics portfolio adjusted for the probability of their technical and marketing success utilizing an income approach reflecting appropriate risk-adjusted discount rates. The Company will assess the indefinite-lived intangible assets for recoverability at least on an annual basis or as events and circumstances warrant a review. The ongoing activity related to INS-19 and INS-20 is not expected to be material to the Company’s research and development expense. The remaining net assets acquired were not material and there were no other milestone or royalty obligations associated with the acquisition. This transaction closed on March 31, 2009, and accordingly, the results of operations of the acquired business will be included in the Company’s results of operations beginning April 1, 2009.

Notes to Consolidated Financial Statements (unaudited) (continued)
5.	Collaborative Arrangements

Merck continues its strategy of establishing strong external alliances to complement its substantial internal research capabilities, including research collaborations, acquisitions, licensing pre-clinical and clinical compounds and technology platforms to drive both near- and long-term growth. The Company supplements its internal research with an aggressive licensing and external alliance strategy focused on the entire spectrum of collaborations from early research to late-stage compounds, as well as new technologies. The Company executes a number of external arrangements including research and development collaborations, preclinical and clinical compounds, and technology platforms across a broad range of therapeutic categories. These arrangements often require upfront milestone and royalty or profit share payments, contingent upon the occurrence of certain future events linked to the success of the asset in development, as well as expense reimbursements or payments to the third party.

The Company reviews its third party arrangements to determine if the arrangement is within the scope of EITF 07-01. For arrangements that are determined to be collaborative arrangements, the Company reviews costs incurred and revenues generated on sales to third parties, reported by the partners in their respective income statements, on a gross or net basis depending on whether the partner is deemed the principal or agent for the given transaction pursuant to EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent. Furthermore, payments between Merck and its partner are each assessed based on the nature and terms of the arrangements and are generally determined to be cost sharing expenses recorded in the applicable expense line items in the Consolidated Statement of Operations. Royalty payments Merck makes to its partners are recorded within Materials and production costs in the Company’s Consolidated Statement of Operations.

Merck recorded revenues of $3.0 billion and $3.2 billion in the aggregate for its existing collaborative arrangements for the three months ended March 2009 and 2008, respectively. Expenses incurred related to these arrangements, such as materials and production costs, marketing and administrative, and research and development are reflected in the overall results of the Company.

Each arrangement is unique in nature and the Company’s more significant arrangements are discussed below.

Gardasil

Merck has entered into several license agreements with respect to Gardasil, a vaccine for girls and women ages 9 to 26 to help prevent cervical, vulvar and vaginal cancers, precancerous or dysplastic lesions and genital warts caused by human papillomavirus (“HPV”) types 6, 11, 16, and 18. The most significant arrangements are with GlaxoSmithKline (“GSK”) and CSL Ltd. (“CSL”). Gardasil is also the subject of other third-party licensing agreements. As a consequence of these agreements, the Company pays royalties on the worldwide sales of Gardasil. Sales of Gardasil, as recorded by Merck, were $262.0 million and $390.4 million for the three months ended March 2009 and 2008, respectively. Sales of vaccines in most major European markets are sold through Sanofi Pasteur MSD, the Company’s joint venture with Sanofi Pasteur.

GlaxoSmithKline

In 2005, the Company entered into a cross-license and settlement agreement with GSK for certain patent rights related to HPV vaccines. Pursuant to the agreement, GSK received an upfront payment and is receiving royalties from the Company based upon sales of Gardasil. The agreement resolved competing intellectual property claims related to the HPV vaccines.

CSL Limited

In 1995, the Company entered into a license agreement and collaboration with CSL relating to certain technology used in the development of Gardasil. CSL, a global specialty biopharmaceutical company, provided some early research collaborative support for the development of Gardasil. The Company licensed worldwide patent rights to Gardasil from CSL, which maintains marketing rights in Australia and New Zealand.

Notes to Consolidated Financial Statements (unaudited) (continued)
Cozaar/Hyzaar

In 1989, the Company and E.I. duPont de Nemours and Company (“DuPont”) agreed to form a long-term research and marketing collaboration to develop a class of therapeutic agents for high blood pressure and heart disease, discovered by DuPont, called angiotensin II receptor antagonists, which include Cozaar and Hyzaar. In return, the Company provided DuPont marketing rights in the United States and Canada to its prescription medicines, Sinemet and Sinemet CR. Pursuant to a 1994 agreement with DuPont, the Company has an exclusive licensing agreement to market Cozaar and Hyzaar, which are both registered trademarks of DuPont, in return for royalties and profit share payments. Sales of Cozaar and Hyzaar were $839.2 million and $846.9 million for the three months ended March 31, 2009 and 2008, respectively.

6.	Fair Value Measurements

On January 1, 2008, the Company adopted FASB Statement No. 157, Fair Value Measurements (“FAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), that deferred the effective date of FAS 157 for one year for nonfinancial assets and liabilities recorded at fair value on a nonrecurring basis. The effect of adoption on January 1, 2009 of FAS 157 for nonfinancial assets and liabilities recorded at fair value on a nonrecurring basis did not have a material impact on the Company’s financial position and results of operations. FAS 157 describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets include equity securities that are traded in an active exchange market.

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets and liabilities primarily include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, corporate notes and bonds, U.S. and foreign government and agency securities, certain mortgage-backed and asset-backed securities, municipal securities, and derivative contracts whose values are determined using pricing models with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 assets mainly include mortgage-backed and asset-backed securities, as well as certain corporate notes and bonds with limited market activity. At March 31, 2009, $75.0 million, or approximately 0.8%, of the Company’s investment securities were categorized as Level 3 fair value assets ($48.2 million of which were pledged under certain collateral arrangements (see Note 16)). All of the assets classified as Level 3 at March 31, 2009 were acquired when the Company elected to be redeemed-in-kind from a short-term fixed income fund that restricted cash redemptions as described below.

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Notes to Consolidated Financial Statements (unaudited) (continued)
Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using				Fair Value Measurements Using
	Quoted Prices	Significant			Quoted Prices	Significant
	In Active	Other	Significant		In Active	Other	Significant
	Markets for	Observable	Unobservable		Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs		Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
($ in millions)	March 31, 2009				December 31, 2008

Assets

Investments
Corporate notes and bonds	$—	$3,394.0	$26.8	$3,420.8	$—	$3,093.2	$—	$3,093.2
U.S. government and agency securities	—	1,589.3	—	1,589.3	—	2,885.7	—	2,885.7
Mortgage-backed securities (1)	—	655.0	—	655.0	—	723.9	—	723.9
Commercial paper	—	361.1	—	361.1	—	133.0	—	133.0
Asset-backed securities (1)	—	284.4	—	284.4	—	306.7	—	306.7
Foreign government bonds	—	213.6	—	213.6	—	319.4	—	319.4
Equity securities	82.8	33.3	—	116.1	71.1	73.6	—	144.7
Other debt securities	—	2.9	—	2.9	—	2.8	—	2.8

Total investments	$82.8	$6,533.6	$26.8	$6,643.2	$71.1	$7,538.3	—	$7,609.4

Other assets (2)	—	2,396.9	48.2	2,445.1	—	2,877.9	96.6	2,974.5

Derivative assets (3)	—	578.7	—	578.7	—	548.4	—	548.4

Total Assets	$82.8	$9,509.2	$75.0	$9,667.0	$71.1	$10,964.6	$96.6	$11,132.3

Liabilities

Derivative liabilities (3)	$—	$84.0	$—	$84.0	$—	$275.0	$—	$275.0

(1)	Mortgage-backed securities represent AAA rated securities issued or unconditionally guaranteed as to payment of principal and interest by U.S. government agencies. Substantially all of the asset-backed securities are highly-rated (Standard & Poor’s rating of AAA and Moody’s Investors Service rating of Aaa), secured primarily by credit card, auto loan, and home equity receivables, with weighted-average lives of primarily 5 years or less.

(2)	Other assets represent a portion of the pledged collateral discussed in Notes 10 and 16. At March 31, 2009, Level 2 Other assets are comprised of $770.7 million in municipal securities, $568.1 million in corporate notes and bonds, $510.8 million in commercial paper, $222.9 million in mortgage-backed securities, $168.2 million of U.S. government and agency securities and $156.2 million of asset-backed securities. At December 31, 2008, Level 2 Other assets are comprised of $987.4 million of corporate notes and bonds, $792.5 million of municipal securities, $357.3 million of commercial paper, $276.0 million of mortgage-backed securities, $240.1 million of U.S. government and agency securities and $224.6 million of asset-backed securities.

(3)	The fair value determination of derivatives includes an assessment of the credit risk of counterparties to the derivatives and the Company’s own credit risk, the effects of which were not significant.
Level 3 Valuation Techniques:

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. The Company’s Level 3 investment securities at March 31, 2009, primarily include mortgage-backed and asset-backed securities, as well as certain corporate notes and bonds for which there was a decrease in the observability of market pricing for these investments. These securities were valued primarily using pricing models for which management understands the methodologies. These models incorporate transaction details such as contractual terms, maturity, timing and amount of future cash inflows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at March 31, 2009.

Notes to Consolidated Financial Statements (unaudited) (continued)
The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31, 2009
				Total Realized and			Losses
				Unrealized Gains/			Recorded in
		Net	Purchases,	(Losses) Included in:			Earnings for
	Beginning	Transfers	Sales,		Compre-	Ending	Level 3 Assets
	Balance	In to (Out of)	Settlements,		hensive	Balance	Still Held at
($ in millions)	January 1	Level 3 (1)	Net	Earnings (2)	Income	March 31	March 31

Available-for-sale investments	$—	$26.6	$—	$—	$0.2	$26.8	$—
Other assets	96.6	(23.8)	(26.3)	(1.7)	3.4	48.2	(1.8)

Total	$96.6	$2.8	$(26.3)	$(1.7)	$3.6	$75.0	$(1.8)

	Three Months Ended March 31, 2008
				Total Realized and			Losses
				Unrealized Losses			Recorded in
		Net	Purchases,	Included in:			Earnings for
	Beginning	Transfers	Sales,		Compre-	Ending	Level 3 Assets
	Balance	(Out of)	Settlements,		hensive	Balance	Still Held at
($ in millions)	January 1	Level 3 (1)	Net	Earnings (2)	Income	March 31	March 31

Other assets	$958.6	$(785.2)	$(8.8)	$(2.3)	$(1.1)	$161.2	$(2.3)
Other debt securities	314.5	(314.5)	—	—	—	—	—

Total	$1,273.1	$(1,099.7)	$(8.8)	$(2.3)	$(1.1)	$161.2	$(2.3)

(1)	Transfers in and out of Level 3 are deemed to occur at the beginning of the quarter in which the transaction takes place.

(2)	Amounts are recorded in Other (income) expense, net, in the Consolidated Statement of Income.
On January 1, 2008, the Company had investments in a short-term fixed income fund (the “Fund”). Due to market liquidity conditions, cash redemptions from the Fund were restricted. As a result of this restriction on cash redemptions, the Company did not consider the Fund to be traded in an active market with observable pricing on January 1, 2008 and these amounts were categorized as Level 3. On January 7, 2008, the Company elected to be redeemed-in-kind from the Fund and received its share of the underlying securities of the Fund. As a result, the majority of the underlying securities were transferred out of Level 3 as it was determined these securities had observable markets. On March 31, 2009, $75.0 million of the investment securities associated with the redemption-in-kind were classified in Level 3 as the securities contained at least one significant input which was unobservable. These securities account for the entire balance of the Company’s Level 3 assets at March 31, 2009. During the first quarter of 2009, investments in the aggregate amount of $26.6 million, which were no longer pledged as collateral, were reclassified from Other assets to available-for-sale investments.

The Company has cost method investments associated with certain research and licensing agreements which are measured at fair value on a nonrecurring basis. During the first quarter of 2009, two cost method investments with an aggregate carrying value of $24.7 million were other-than-temporarily impaired and written down to their respective fair values, resulting in an aggregate impairment charge of $8.2 million which was recorded within Other income, expense, net. These investments are traded on a public stock exchange in active markets, therefore, the observable quoted prices were utilized as the fair value amount (Level 1).

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

Notes to Consolidated Financial Statements (unaudited) (continued)
7.	Derivative Instruments and Hedging Activities

On January 1, 2009, the Company adopted FAS 161 which requires expanded disclosures on (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect the Company’s financial statements.

The Company uses derivative instruments to manage certain risks relating to its ongoing business operations, including risks relating to foreign currencies as well as interest rate changes. The Company has established revenue hedging and balance sheet risk management programs to protect against volatility of future foreign currency cash flows and changes in fair value caused by volatility in foreign exchange rates. The Company may use interest rate swap contracts on certain investing and borrowing transactions to manage its net exposure to interest rate changes and to reduce its overall cost of borrowing. The Company does not use leveraged swaps and, in general, does not leverage any of its investment activities that would put principal capital at risk. The objectives and accounting related to the Company’s foreign currency risk management and interest rate risk management programs are discussed below.

Foreign Currency Risk Management

The objective of the revenue hedging program is to reduce the potential for longer-term unfavorable changes in foreign exchange to decrease the U.S. dollar value of future cash flows derived from foreign currency denominated sales, primarily the euro and Japanese yen. To achieve this objective, the Company will partially hedge anticipated third-party sales that are expected to occur over its planning cycle, typically no more than three years into the future. The Company will layer in hedges over time, increasing the portion of sales hedged as it gets closer to the expected date of the transaction, such that it is probable that the hedged transaction will occur. The portion of sales hedged is based on assessments of cost-benefit profiles that consider natural offsetting exposures, revenue and exchange rate volatilities and correlations, and the cost of hedging instruments. The hedged anticipated sales are a specified component of a portfolio of similarly denominated foreign currency-based sales transactions, each of which responds to the hedged risk in the same manner. Merck manages its anticipated transaction exposure with purchased local currency put options, which provide the Company with a right, but not an obligation, to sell foreign currencies in the future at a predetermined price. If the U.S. dollar strengthens relative to the currency of the hedged anticipated sales, total changes in the options’ cash flows offset the decline in the expected future U.S. dollar cash flows of the hedged foreign currency sales. Conversely, if the U.S. dollar weakens, the options’ value reduces to zero, but the Company benefits from the increase in the value of the anticipated foreign currency cash flows. The Company also utilizes forward contracts in its revenue hedging program. If the U.S. dollar strengthens relative to the currency of the hedged anticipated sales, the increase in the fair value of the forward contracts offsets the decrease in the expected future U.S. dollar cash flows of the hedged foreign currency sales. Conversely, if the U.S. dollar weakens, the decrease in the fair value of the forward contracts offsets the increase in the value of the anticipated foreign currency cash flows.

These derivative instruments are designated as cash flow hedges under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), and the fair value of these contracts are recorded as either assets (gain positions) or liabilities (loss positions) in the Consolidated Balance Sheet. Accordingly, the effective portion of these unrealized gains or losses on these contracts are recorded in Accumulated Other Comprehensive Income (“AOCI”) and reclassified into Sales when the hedged anticipated revenue is recognized. The hedge relationship is highly effective and hedge ineffectiveness has been de minimis. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.

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

Notes to Consolidated Financial Statements (unaudited) (continued)
The Company uses forward contracts to hedge the changes in fair value of certain foreign currency denominated available-for-sale securities attributable to fluctuations in foreign currency exchange rates. These derivative contracts are designated and qualify as fair value hedges under FAS 133. Accordingly, changes in the fair value of the hedged securities due to fluctuations in spot rates are offset in Other (income) expense, net, by the fair value changes in the forward contracts attributable to spot rate fluctuations. Changes in the contracts’ fair value due to spot-forward differences are excluded from the designated hedge relationship and recognized in Other (income) expense, net. These amounts as well as hedge ineffectiveness were not significant. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.

Interest Rate Risk Management

At March 31, 2009, the Company was a party to two pay-floating, receive-fixed interest rate swap contracts maturing in 2011 with notional amounts of $125 million each designated as fair value hedges of fixed-rate notes in which the notional amounts match the amount of the hedged fixed-rate notes. The swaps are designated and qualify as fair value hedges under FAS 133 and effectively convert the fixed-rate obligations to floating-rate instruments. The fair value changes in the notes are offset in interest expense by the fair value changes in the swap contracts. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.

Presented in the table below is the fair value of derivatives segregated between those derivatives that are designated as hedging instruments under FAS 133 and those that are not designated as hedging instruments under FAS 133 as of March 31, 2009.

		Fair Value of Derivative		U.S. Dollar
($ in millions)	Balance Sheet Caption	Asset	Liability	Notional

Derivatives Designated as Hedging Instruments

Foreign Exchange Contracts (current)	Accounts Receivable	$159.0	$—	$2,397.8
Foreign Exchange Contracts (non-current)	Other assets	346.5	—	3,191.1
Foreign Exchange Contracts (current)	Accrued and Other current liabilities	—	43.2	895.0
Foreign Exchange Contracts (non-current)	Noncurrent liabilities	—	1.1	15.0
Interest Rate Swaps (non-current)	Other assets	26.6	—	250.0

		$532.1	$44.3

Derivatives Not Designated as Hedging Instruments

Foreign Exchange Contracts (current)	Accounts Receivable	$46.6	$—	$1,934.4
Foreign Exchange Contracts (current)	Accrued and Other current liabilities	—	39.7	1,668.9

		$46.6	$39.7

		$578.7	$84.0

The table below provides information on the location and pretax (gain) or loss amounts for derivatives that are: (i) designated in a FAS 133 cash flow hedging relationship, (ii) designated in a FAS 133 fair value hedging relationship, and (iii) not designated in a FAS 133 hedging relationship for the quarter ended March 31, 2009.

Notes to Consolidated Financial Statements (unaudited) (continued)

($ in Millions)
Pretax
(Gain)/Loss
Derivatives Designated in a FAS					Recognized in
133 Cash Flow Hedging	Location and Pretax Amount of		Location and Pretax Amount of (Gain)/Loss		OCI on
Relationship	(Gain)/Loss Reclassified from AOCI into Income		Recognized in Income on Derivatives		Derivatives

Foreign Exchange Contracts	Sales	$0.9	Other (income) expense, net	$—	$(71.2)

Derivatives Designated in a FAS
133 Fair Value Hedging	Location and Amount of Pretax (Gain)/Loss		Location and Amount of Pretax (Gain)/Loss
Relationship	Recognized in Income on Derivatives		Recognized in Income on Hedged Item

Interest Rate Swap contracts	Other (income) expense, net	$(2.7)	Other (income) expense, net	$2.7
Foreign Exchange Contracts	Other (income) expense, net	(55.6)	Other (income) expense, net	58.7

		$(58.3)		$61.4

Derivatives not Designated in a	Location and Amount of Pretax (Gain)/Loss
FAS 133 Hedging Relationship	Recognized in Income on Derivatives (1)

Foreign Exchange Contracts	Other (income) expense, net $(165.7)

(1)	These derivative contracts mitigate changes in the value of remeasured foreign currency denominated monetary assets and liabilities attributable to changes in foreign currency exchange rates.
At March 31, 2009, the Company estimates $72.2 million of the pretax net unrealized gain on derivatives maturing within the next 12 months that hedge foreign currency denominated sales over that same period will be reclassified from AOCI to Sales.

8.	Inventories

Inventories consisted of:

	March 31,	December 31,
($ in millions)	2009	2008

Finished goods	$492.2	$432.6
Raw materials and work in process	2,241.5	2,147.1
Supplies	93.7	98.6

Total (approximates current cost)	2,827.4	2,678.3
Reduction to LIFO cost for domestic inventories	(25.3)	—

	$2,802.1	$2,678.3

Recognized as:
Inventories	$2,127.8	$2,091.0
Other assets	$674.3	$587.3

Amounts recognized as Other assets are comprised entirely of raw materials and work in process inventories, the majority of which are noncurrent vaccine inventories.

9.	Joint Ventures and Other Equity Method Affiliates

Equity income from affiliates reflects the performance of the Company’s joint ventures and other equity method affiliates and was comprised of the following:

	Three Months Ended
	March 31,
($ in millions)	2009	2008

Merck/Schering-Plough	$290.9	$392.8
AstraZeneca LP	168.3	131.1
Other (1)	126.6	128.2

	$585.8	$652.1

(1)	Primarily reflects results from Merial Limited, Sanofi Pasteur MSD and Johnson & Johnson°Merck Consumer Pharmaceuticals Company.

Notes to Consolidated Financial Statements (unaudited) (continued)
Merck/Schering-Plough

In 2000, the Company and Schering-Plough Corporation (“Schering-Plough”) (collectively the “Partners”) entered into agreements to create an equally-owned partnership to develop and market in the United States new prescription medicines in the cholesterol-management therapeutic area. These agreements generally provide for equal sharing of development costs and for co-promotion of approved products by each company. In 2001, the cholesterol-management partnership agreements were expanded to include all the countries of the world, excluding Japan. In 2002, ezetimibe, the first in a new class of cholesterol-lowering agents, was launched in the United States as Zetia (marketed as Ezetrol outside the United States). In 2004, a combination product containing the active ingredients of both Zetia and Zocor was approved in the United States as Vytorin (marketed as Inegy outside of the United States).

The cholesterol agreements provide for the sharing of operating income generated by the Merck/Schering-Plough cholesterol partnership (the “MSP Partnership”) based upon percentages that vary by product, sales level and country. In the U.S. market, the Partners share profits on Zetia and Vytorin sales equally, with the exception of the first $300 million of annual Zetia sales on which Schering-Plough receives a greater share of profits. Operating income includes expenses that the Partners have contractually agreed to share, such as a portion of manufacturing costs, specifically identified promotion costs (including direct- to-consumer advertising and direct and identifiable out-of-pocket promotion) and other agreed upon costs for specific services such as on-going clinical research, market support, market research, market expansion, as well as a specialty sales force and physician education programs. Expenses incurred in support of the MSP Partnership but not shared between the Partners, such as marketing and administrative expenses (including certain sales force costs), as well as certain manufacturing costs, are not included in Equity income from affiliates. However, these costs are reflected in the overall results of the Company. Certain research and development expenses are generally shared equally by the Partners, after adjusting for earned milestones.

See Note 11 for information with respect to litigation involving the MSP Partnership and the Partners related to the sale and promotion of Zetia and Vytorin.

Summarized financial information for the MSP Partnership is as follows:

	Three Months Ended
	March 31,
($ in millions)	2009	2008

Sales	$945.3	$1,232.9

Vytorin	466.0	651.2
Zetia	479.3	581.7

Materials and production costs	42.0	52.4
Other expense, net	242.2	326.8

Income before taxes	$661.1	$853.7

Merck’s share of income before taxes (1)	$293.8	$394.6

(1)	Merck’s share of the MSP Partnership’s income before taxes differs from the equity income recognized from the MSP Partnership primarily due to the timing of recognition of certain transactions between the Company and the MSP Partnership, including milestone payments.
AstraZeneca LP

As previously disclosed, the 1999 AstraZeneca merger triggered a partial redemption in March 2008 of Merck’s interest in certain AstraZeneca LP (“AZLP”) product rights. Upon this redemption, Merck received $4.3 billion from AZLP. This amount was based primarily on a multiple of Merck’s average annual variable returns derived from sales of the former Astra USA, Inc. products for the three years prior to the redemption (the “Limited Partner Share of Agreed Value”). Merck recorded a $1.5 billion pretax gain on the partial redemption in the first quarter of 2008. The partial redemption of Merck’s interest in the product rights did not result in a change in Merck’s 1% limited partnership interest.

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

Notes to Consolidated Financial Statements (unaudited) (continued)
In 1998, Astra purchased an option (the “Asset Option”) for a payment of $443.0 million, which was recorded as deferred revenue, to buy Merck’s interest in the KBI Inc. (“KBI”) products, excluding the gastrointestinal medicines Nexium and Prilosec (the “Non-PPI Products”). The Asset Option is exercisable in the first half of 2010 at an exercise price equal to the net present value as of March 31, 2008 of projected future pretax revenue to be received by the Company from the Non-PPI Products (the “Appraised Value”). Merck also had the right to require Astra to purchase such interest in 2008 at the Appraised Value. In February 2008, the Company advised AZLP that it would not exercise the Asset Option, thus the $443.0 million remains deferred.

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

Summarized financial information for AZLP is as follows:

	Three Months Ended
	March 31,
($ in millions)	2009	2008

Sales	$1,315.7	$1,326.8
Materials and production costs	620.6	696.3
Other expense, net	348.1	384.7

Income before taxes (1)	$347.0	$245.8

(1)	Merck’s partnership returns from AZLP are generally contractually determined and are not based on a percentage of income from AZLP.
10.	Debt and Financial Instruments

In connection with the planned merger with Schering-Plough (see Note 2), on March 8, 2009, Merck entered into a financing commitment letter with JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. (collectively “JPMorgan”), under which JPMorgan committed to provide $7 billion of financing under the following new credit facilities:
•	a $3 billion 364-day senior unsecured interim term loan facility (the “bridge loan facility”);

•	a $3 billion 364-day asset sale revolving credit facility (the “asset sale facility”); and

•	a $1 billion 364-day corporate revolving credit facility (the “incremental facility”).
On March 23, 2009, Merck and JPMorgan completed a preliminary syndication pursuant to which eight co-arrangers committed to provide a total of $6.125 billion of financing under the bridge loan facility, the asset sale facility and the incremental facility. As a result of this syndication, under the terms of the commitment letter, JPMorgan was released from $6.125 billion of its $7 billion commitment to provide financing under the bridge loan facility, the asset sale facility and the incremental facility. In addition, in April 2009, Merck amended its existing $1.5 billion five-year revolving credit facility maturing in 2013 which will allow this existing facility to remain in place after the merger. Merck, JPMorgan and the co-arrangers are working together toward completion of a general syndication of the new credit facilities. The new credit facilities and the amended $1.5 billion five-year revolving credit facility will be used to fund, or backstop commercial paper used to fund, the merger and for other general corporate purposes. However, the Company may replace or refinance certain of the facilities with a combination of short- and long-term permanent debt financing. Merck has incurred commitment fees of approximately $100 million associated with these facilities which are being amortized over the commitment period. The Company may incur up to an additional $100 million in commitment fees. The Company has not yet drawn funding from any of these facilities.

In August 2008, the Company executed a $4.1 billion letter of credit agreement with a financial institution which satisfied certain conditions set forth in the U.S. Vioxx Settlement Agreement (see Note 11). The Company pledged collateral to the financial institution of approximately $5.1 billion pursuant to the terms of the letter of credit agreement. Although the amount of assets pledged as collateral is set by the letter of credit agreement and such assets are held in custody by a third party, the assets are managed by the Company. The Company considers the assets pledged under the letter of credit agreement to be restricted. The letter of credit amount and required collateral balances will decline as payments (after the first $750 million) under the Settlement Agreement are made. (See Note 16 for a discussion of other restricted asset activities.) As of March 31, 2009, $4.8 billion was recorded within Deferred income taxes and other current assets and $409 million was classified as Other assets. As of December 31, 2008, $3.8 billion was recorded within Deferred income taxes and other current assets and $1.3 billion was classified in Other assets.

Notes to Consolidated Financial Statements (unaudited) (continued)
11.	Contingencies

The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including product liability, intellectual property, and commercial litigation, as well as additional matters such as antitrust actions.

Vioxx Litigation

Product Liability Lawsuits

As previously disclosed, individual and putative class actions have been filed against the Company in state and federal courts alleging personal injury and/or economic loss with respect to the purchase or use of Vioxx. All such actions filed in federal court are coordinated in a multidistrict litigation in the U.S. District Court for the Eastern District of Louisiana (the “MDL”) before District Judge Eldon E. Fallon. A number of such actions filed in state court are coordinated in separate coordinated proceedings in state courts in New Jersey, California and Texas, and the counties of Philadelphia, Pennsylvania and Washoe and Clark Counties, Nevada. As of March 31, 2009, the Company had been served or was aware that it had been named as a defendant in approximately 10,625 lawsuits, which include approximately 25,675 plaintiff groups, alleging personal injuries resulting from the use of Vioxx, and in approximately 242 putative class actions alleging personal injuries and/or economic loss. (All of the actions discussed in this paragraph and in “Other Lawsuits” below are collectively referred to as the “Vioxx Product Liability Lawsuits”.) Of these lawsuits, approximately 8,750 lawsuits representing approximately 21,200 plaintiff groups are or are slated to be in the federal MDL and approximately 135 lawsuits representing approximately 135 plaintiff groups are included in a coordinated proceeding in New Jersey Superior Court before Judge Carol E. Higbee.

Of the plaintiff groups described above, most are currently in the Vioxx Settlement Program, described below. As of March 31, 2009, approximately 70 plaintiff groups who were otherwise eligible for the Settlement Program have not participated and their claims remained pending against Merck. In addition, the claims of approximately 400 plaintiff groups who are not eligible for the Settlement Program remain pending against Merck. A number of these 400 plaintiff groups are subject to various motions to dismiss for failure to comply with court-ordered deadlines.

In addition to the Vioxx Product Liability Lawsuits discussed above, the claims of over 28,500 plaintiffs had been dismissed as of March 31, 2009. Of these, there have been over 5,775 plaintiffs whose claims were dismissed with prejudice (i.e., they cannot be brought again) either by plaintiffs themselves or by the courts. Over 22,700 additional plaintiffs have had their claims dismissed without prejudice (i.e., subject to the applicable statute of limitations, they can be brought again). Of these, approximately 13,750 plaintiff groups represent plaintiffs who had lawsuits pending in the New Jersey Superior Court at the time of the Settlement Agreement described below and who enrolled in the program established by the Settlement Agreement (the “Settlement Program”). Judge Higbee has dismissed these cases without prejudice for administrative reasons.

On November 9, 2007, Merck announced that it had entered into an agreement (the “Settlement Agreement”) with the law firms that comprise the executive committee of the Plaintiffs’ Steering Committee (“PSC”) of the federal Vioxx MDL, as well as representatives of plaintiffs’ counsel in the Texas, New Jersey and California state coordinated proceedings, to resolve state and federal myocardial infarction (“MI”) and ischemic stroke (“IS”) claims filed as of that date in the United States. The Settlement Agreement, which also applies to tolled claims, was signed by the parties after several meetings with three of the four judges overseeing the coordination of more than 95% of the U.S. Vioxx Product Liability Lawsuits. The Settlement Agreement applies only to U.S. legal residents and those who allege that their MI or IS occurred in the United States.

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

The Settlement Agreement provides that Merck does not admit causation or fault. The Settlement Agreement also provided that Merck’s payment obligations would be triggered only if, among other conditions, (1) law firms on the federal and state PSCs and firms that have tried cases in the coordinated proceedings elect to recommend enrollment in the program to 100% of their clients who allege either MI or IS, and (2) by June 30, 2008, plaintiffs enroll in the Settlement Program at least 85% of each of all currently pending and tolled (i) MI claims, (ii) IS claims, (iii) eligible MI and IS claims together which involve death, and (iv) eligible MI and IS claims together which allege more than 12 months of use. Under the terms of the Settlement Agreement, Merck could exercise a right to walk away from the Settlement Agreement if the thresholds and other requirements were not met. The Company waived that right as of August 4, 2008. The waiver of that right triggered Merck’s obligation to pay a fixed total of $4.85 billion. Payments will be made in installments into the settlement funds. The first payment of $500 million was made into the MI Settlement Fund in August 2008 and an additional payment of $250 million was made in October 2008. Interim payments have been made to certain plaintiffs who alleged that they suffered an MI. Payments of $12 million and $3 million were made in

Notes to Consolidated Financial Statements (unaudited) (continued)
February and March 2009, respectively, into the IS Settlement Fund. In addition, in April 2009, payments of $110 million and $12 million were made into the MI and IS Settlement Funds, respectively. Interim payments to IS claimants began on February 27, 2009. Additional payments will be made on a periodic basis going forward, when and as needed to fund payments of claims and administrative expenses. During 2009, the Company anticipates that it will make total payments of $3.4 billion into the Vioxx settlement funds pursuant to the Settlement Agreement. However, if the pending merger with Schering-Plough is completed in 2009, as expected, the Company expects it will also pay the remaining approximately $700 million into the IS Settlement Fund.

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

There is one U.S. Vioxx Product Liability Lawsuit currently scheduled for trial in 2009. The Company has previously disclosed the outcomes of several Vioxx Product Liability Lawsuits that were tried prior to 2009.

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

The first, McDarby, was originally tried along with a second plaintiff, Cona, in April 2006, in the Superior Court of New Jersey, Law Division, Atlantic County. The jury returned a split verdict. The jury determined that Vioxx did not substantially contribute to the heart attack of Mr. Cona, but did substantially contribute to the heart attack of Mr. McDarby. The jury also concluded that, in each case, Merck violated New Jersey’s consumer fraud statute, which allows plaintiffs to receive their expenses for purchasing the drug, trebled, as well as reasonable attorneys’ fees. The jury awarded $4.5 million in compensatory damages to Mr. McDarby and his wife, who also was a plaintiff in that case, as well as punitive damages of $9 million. On June 8, 2007, Judge Higbee denied Merck’s motion for a new trial. On June 15, 2007, Judge Higbee awarded approximately $4 million in the aggregate in attorneys’ fees and costs. The Company has appealed the judgments in both cases and the Appellate Division held

Notes to Consolidated Financial Statements (unaudited) (continued)
oral argument on both cases on January 16, 2008. On May 29, 2008, the New Jersey Appellate Division vacated the consumer fraud awards in both cases on the grounds that the Product Liability Act provides the sole remedy for personal injury claims. The Appellate Division also vacated the McDarby punitive damage award on the grounds of federal preemption and vacated the attorneys’ fees and costs awarded under the Consumer Fraud Act in both cases. The Court upheld the McDarby compensatory award. The Company has filed with the Supreme Court of New Jersey a petition to appeal those parts of the trial court’s rulings that the Appellate Division affirmed. Plaintiffs filed a cross-petition to appeal those parts of the trial court’s rulings that the Appellate Division reversed. On October 8, 2008, the Supreme Court of New Jersey granted Merck’s petition for certification of appeal, limited solely to the issue of whether the Federal Food, Drug and Cosmetic Act preempts state law tort claims predicated on the alleged inadequacy of warnings contained in Vioxx labeling that was approved by the FDA. The court denied the plaintiff’s cross-petition. On December 4, 2008, the New Jersey Supreme Court granted Merck’s motion to stay the appeal pending the issuance of a decision from the United States Supreme Court in Wyeth v. Levine. On March 4, 2009, the U.S. Supreme Court issued its opinion in Wyeth v. Levine. On April 6, 2009, Merck filed a supplemental brief.

As previously reported, in September 2006, Merck filed a notice of appeal of the August 2005 jury verdict in favor of the plaintiff in the Texas state court case, Ernst v. Merck. On May 29, 2008, the Texas Court of Appeals reversed the trial court’s judgment and issued a judgment in favor of Merck. The Court of Appeals found the evidence to be legally insufficient on the issue of causation. Plaintiffs have filed a motion for rehearing en banc in the Court of Appeals. Merck filed a response in October 2008. In January 2009, plaintiffs filed a reply in support of their rehearing motion. On February 11, 2009, Merck filed a reply.

As previously reported, in April 2006, in Garza v. Merck, a jury in state court in Rio Grande City, Texas returned a verdict in favor of the family of decedent Leonel Garza. The jury awarded a total of $7 million in compensatory damages to Mr. Garza’s widow and three sons. The jury also purported to award $25 million in punitive damages even though under Texas law, in this case, potential punitive damages were capped at $750,000. On May 14, 2008, the San Antonio Court of Appeals reversed the judgment and rendered a judgment in favor of Merck. On December 10, 2008, the Court of Appeals, on rehearing, vacated its prior ruling and issued a replacement. In the new ruling, the Court ordered a take-nothing judgment for Merck on the design defect claim, but reversed and remanded for a new trial as to the strict liability claim because of juror misconduct. On January 26, 2009, Merck filed a petition for review with the Texas Supreme Court. Plaintiffs filed their response on February 25, 2009.

Other Lawsuits

As previously disclosed, on July 29, 2005, a New Jersey state trial court certified a nationwide class of third-party payors (such as unions and health insurance plans) that paid in whole or in part for the Vioxx used by their plan members or insureds. The named plaintiff in that case sought recovery of certain Vioxx purchase costs (plus penalties) based on allegations that the purported class members paid more for Vioxx than they would have had they known of the product’s alleged risks. On March 31, 2006, the New Jersey Superior Court, Appellate Division, affirmed the class certification order. On September 6, 2007, the New Jersey Supreme Court reversed the certification of a nationwide class action of third-party payors, finding that the suit did not meet the requirements for a class action. Claims of certain individual third-party payors remain pending in the New Jersey court. Judge Higbee lifted the stay in these cases and the cases are currently in the discovery phase. A status conference with the court took place in January 2009 to discuss scheduling issues in these cases, including the selection of early trial pool cases.

The New Jersey Superior Court heard argument on plaintiffs’ motion for class certification in Martin-Kleinman v. Merck, which is a putative consumer class action, on December 5, 2008. On March 17, 2009, the Court denied the motion for class certification.

There are also pending in various U.S. courts putative class actions purportedly brought on behalf of individual purchasers or users of Vioxx asserting claims for reimbursement of alleged economic loss. The majority of these cases are at early procedural stages. On June 12, 2008, a Missouri state court certified a class of Missouri plaintiffs seeking reimbursement for out-of-pocket costs relating to Vioxx. The plaintiffs do not allege any personal injuries from taking Vioxx. The Missouri Court of Appeals heard oral argument in the case on March 31, 2009. During the pendency of the appeal, discovery is proceeding in the lower court. On February 3, 2009, Judge Fallon dismissed the master personal injury/wrongful death class action master complaint and the medical monitoring class action master complaint in the MDL.

Plaintiffs also have filed a class action in California state court seeking certification of a class of California third-party payors and end-users. The court heard oral argument on plaintiffs’ motion for class certification on February 19, 2009.

The Company has also been named as a defendant in eighteen separate lawsuits brought by government entities, including the Attorneys General of ten states, five counties, the City of New York, and private citizens (who have brought qui tam and taxpayer derivative suits). These actions allege that the Company misrepresented the safety of Vioxx and seek (i) recovery of the cost of Vioxx purchased or reimbursed by the state and its agencies; (ii) reimbursement of all sums paid by the state and its agencies for medical services for the treatment of persons injured by Vioxx; (iii) damages under various common law theories; and/or (iv) remedies under various state statutory theories, including state consumer fraud and/or fair business practices or Medicaid fraud

Notes to Consolidated Financial Statements (unaudited) (continued)
statutes, including civil penalties. One of the lawsuits brought by the counties is a class action filed by Santa Clara County, California on behalf of all similarly situated California counties.

With the exception of a case filed by the Texas Attorney General (which remains in Texas state court and is currently scheduled for trial in January 2010), a case filed by the Michigan Attorney General (which was remanded to state court in January 2009), and one case that has not been removed to federal court, the rest of the actions described in the above paragraph have been transferred to the federal MDL and are in the discovery phase. Merck filed a motion to dismiss the Michigan Attorney General case which was denied.

Shareholder Lawsuits

As previously disclosed, in addition to the Vioxx Product Liability Lawsuits, the Company and various current and former officers and directors are defendants in various putative class actions and individual lawsuits under the federal securities laws and state securities laws (the “Vioxx Securities Lawsuits”). All of the Vioxx Securities Lawsuits pending in federal court have been transferred by the Judicial Panel on Multidistrict Litigation (the “JPML”) to the United States District Court for the District of New Jersey before District Judge Stanley R. Chesler for inclusion in a nationwide MDL (the “Shareholder MDL”). Judge Chesler has consolidated the Vioxx Securities Lawsuits for all purposes. The putative class action, which requested damages on behalf of purchasers of Company stock between May 21, 1999 and October 29, 2004, alleged that the defendants made false and misleading statements regarding Vioxx in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and sought unspecified compensatory damages and the costs of suit, including attorneys’ fees. The complaint also asserted claims under Section 20A of the Securities and Exchange Act against certain defendants relating to their sales of Merck stock and under Sections 11, 12 and 15 of the Securities Act of 1933 against certain defendants based on statements in a registration statement and certain prospectuses filed in connection with the Merck Stock Investment Plan, a dividend reinvestment plan. On April 12, 2007, Judge Chesler granted defendants’ motion to dismiss the complaint with prejudice. Plaintiffs appealed Judge Chesler’s decision to the United States Court of Appeals for the Third Circuit. On September 9, 2008, the Third Circuit issued an opinion reversing Judge Chesler’s order and remanding the case to the District Court. On September 23, 2008, Merck filed a petition seeking rehearing en banc, which was denied. The case was remanded to the District Court in October 2008, and plaintiffs have filed their Consolidated and Fifth Amended Class Action Complaint. Merck filed a petition for a writ of certiorari with the United States Supreme Court on January 15, 2009. On March 23, 2009, plaintiffs filed a response to Merck’s petition and, on April 7, 2009, Merck filed a reply brief. Merck expects to file a motion to dismiss the Fifth Amended Class Action Complaint.

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

As previously disclosed, various shareholder derivative actions filed in federal court were transferred to the Shareholder MDL and consolidated for all purposes by Judge Chesler (the “Vioxx Derivative Lawsuits”). On May 5, 2006, Judge Chesler granted defendants’ motion to dismiss and denied plaintiffs’ request for leave to amend their complaint. Plaintiffs appealed, arguing that Judge Chesler erred in denying plaintiffs’ leave to amend their complaint with materials acquired during discovery. On July 18, 2007, the United States Court of Appeals for the Third Circuit reversed the District Court’s decision on the grounds that Judge Chesler should have allowed plaintiffs to make use of the discovery material to try to establish demand futility, and remanded the case for the District Court’s consideration of whether, even with the additional materials, plaintiffs’ request to amend their complaint would still be futile. Plaintiffs filed their brief in support of their request for leave to amend their complaint in November 2007. The Court denied the motion in June 2008 and closed the case. Plaintiffs have appealed Judge Chesler’s decision to the United States Court of Appeals for the Third Circuit. The appeal has now been fully briefed.

In addition, as previously disclosed, various putative class actions filed in federal court under the Employee Retirement Income Security Act (“ERISA”) against the Company and certain current and former officers and directors (the “Vioxx ERISA Lawsuits” and, together with the Vioxx Securities Lawsuits and the Vioxx Derivative Lawsuits, the “Vioxx Shareholder Lawsuits”) have been transferred to the Shareholder MDL and consolidated for all purposes. The consolidated complaint asserts claims on behalf of certain of the Company’s current and former employees who are participants in certain of the Company’s retirement plans for breach of fiduciary duty. The lawsuits make similar allegations to the allegations contained in the Vioxx Securities Lawsuits. On July 11, 2006, Judge Chesler granted in part and denied in part defendants’ motion to dismiss the ERISA complaint. In October 2007, plaintiffs moved for certification of a class of individuals who were participants in and beneficiaries of the Company’s retirement savings plans at any time between October 1, 1998 and September 30, 2004 and whose plan accounts included

Notes to Consolidated Financial Statements (unaudited) (continued)
investments in the Merck Common Stock Fund and/or Merck common stock. On February 9, 2009, the Court denied the motion for certification of a class as to one count and granted the motion as to the remaining counts. The Court also limited the class to those individuals who were participants in and beneficiaries of the Company’s retirement savings plans who suffered a loss due to their investments in Merck stock through the plans and who did not execute a settlement releasing their claims. On October 6, 2008, defendants filed a motion for judgment on the pleadings seeking dismissal of the complaint. Judge Chesler entered an order denying the motion on March 24, 2009. On December 24, 2008, plaintiffs filed a motion for partial summary judgment against certain individual defendants. Plaintiffs’ motion is fully briefed and pending. Discovery is ongoing in this litigation.

As previously disclosed, on October 29, 2004, two individual shareholders made a demand on the Company’s Board to take legal action against Mr. Raymond Gilmartin, former Chairman, President and Chief Executive Officer, and other individuals for allegedly causing damage to the Company with respect to the allegedly improper marketing of Vioxx. In December 2004, the Special Committee of the Board of Directors retained the Honorable John S. Martin, Jr. of Debevoise & Plimpton LLP to conduct an independent investigation of, among other things, the allegations set forth in the demand. Judge Martin’s report was made public in September 2006. Based on the Special Committee’s recommendation made after careful consideration of the Martin report and the impact that derivative litigation would have on the Company, the Board rejected the demand. On October 11, 2007, the shareholders filed a lawsuit in state court in Atlantic County, New Jersey against current and former executives and directors of the Company alleging that the Board’s rejection of their demand was unreasonable and improper, and that the defendants breached various duties to the Company in allowing Vioxx to be marketed. The current and former executive and director defendants filed motions to dismiss the complaint in June 2008. On October 30, 2008, proceedings in the case were stayed through March 1, 2009. On November 21, 2008, the pending motions to dismiss were denied without prejudice in light of the stay. Defendants have informed the Court that they will renew their motions to dismiss and the Court has scheduled a conference for June 2, 2009.

International Lawsuits

As previously disclosed, in addition to the lawsuits discussed above, the Company has been named as a defendant in litigation relating to Vioxx in various countries (collectively, the “Vioxx Foreign Lawsuits”) in Europe, as well as Canada, Brazil, Argentina, Australia, Turkey, and Israel, as well as in The Philippines and Singapore.

On May 30, 2008, the provincial court of Queen’s Bench in Saskatchewan, Canada entered an order certifying a class of Vioxx users in Canada, except those in Quebec. The class includes individual purchasers who allege inducement to purchase by unfair marketing practices; individuals who allege Vioxx was not of acceptable quality, defective or not fit for the purpose of managing pain associated with approved indications; or ingestors who claim Vioxx caused or exacerbated a cardiovascular or gastrointestinal condition. On June 17, 2008, the Court of Appeal for Saskatchewan granted the Company leave to appeal the certification order and the appeal was argued before that court in September and November 2008. On March 30, 2009, the Court of Appeal released its decision granting the Company’s appeal and quashing the certification order. On July 28, 2008, the Superior Court in Ontario denied the Company’s motion to stay class proceedings in Ontario, which had been based on the earlier certification order entered in Saskatchewan, and decided to certify an overlapping class of Vioxx users in Canada, except those in Quebec and Saskatchewan, who allege negligence and an entitlement to elect to waive the tort. On November 24, 2008, the Ontario Divisional Court granted the Company’s motion for leave to appeal the Superior Court’s decision denying the stay of the Ontario class proceedings and denied the Company’s motion to appeal the certification order. The Company’s appeal was heard by the Ontario Divisional Court in February 2009. On February 13, 2009, the Divisional Court declined to set aside the order denying the stay. The Company has filed a motion for leave to appeal to the Ontario Court of Appeal, which is pending before that court. Earlier, in November 2006, the Superior Court in Quebec authorized the institution of a class action on behalf of all individuals who, in Quebec, consumed Vioxx and suffered damages arising out of its ingestion. The plaintiffs have not instituted an action based upon that authorization.

A trial in a representative action in Australia commenced on March 30, 2009, in the Federal Court of Australia. The named plaintiff, who alleges he suffered an MI, seeks to represent others in Australia who ingested Vioxx and suffered an MI, thrombotic stroke, unstable angina, transient ischemic attack or peripheral vascular disease. On November 24, 2008, the Company filed a motion for an order that the proceeding no longer continue as a representative proceeding. During a hearing on December 5, 2008, the court dismissed that motion and, on January 9, 2009, issued its reasons for that decision. On February 17, 2009, the Company’s motion for leave to appeal that decision to the full Federal Court was denied and the parties were directed to prepare proposed lists of issues to be tried. On March 11, 2009, the full Federal Court allowed the Company’s appeal of that part of the trial judge’s order that had declined to specify the matters to be tried and directed further proceedings on remand on that issue. On March 30, 2009, the trial judge entered an order directing that, in advance of all other issues in the proceeding, the issues to be determined during the trial are those issues of fact and law in the named plaintiff’s individual case, and those issues of fact and law that the trial judge finds, after hearing the evidence, are common to the claims of the group members that the named plaintiff has alleged that he represents.

Notes to Consolidated Financial Statements (unaudited) (continued)
Additional Lawsuits

Based on media reports and other sources, the Company anticipates that additional Vioxx Product Liability Lawsuits, Vioxx Shareholder Lawsuits and Vioxx Foreign Lawsuits (collectively, the “Vioxx Lawsuits”) may be filed against it and/or certain of its current and former officers and directors in the future.

Insurance

As previously disclosed, the Company has Directors and Officers insurance coverage applicable to the Vioxx Securities Lawsuits and Vioxx Derivative Lawsuits with stated upper limits of approximately $190 million. The Company has Fiduciary and other insurance for the Vioxx ERISA Lawsuits with stated upper limits of approximately $275 million. As a result of the previously disclosed arbitration, additional insurance coverage for these claims should also be available, if needed, under upper-level excess policies that provide coverage for a variety of risks. There are disputes with the insurers about the availability of some or all of the Company’s insurance coverage for these claims and there are likely to be additional disputes. The amounts actually recovered under the policies discussed in this paragraph may be less than the stated upper limits.

Investigations

As previously disclosed, in November 2004, the Company was advised by the staff of the SEC that it was commencing an informal inquiry concerning Vioxx. On January 28, 2005, the Company announced that it received notice that the SEC issued a formal notice of investigation. Also, the Company has received subpoenas from the U.S. Department of Justice (the “DOJ”) requesting information related to the Company’s research, marketing and selling activities with respect to Vioxx in a federal health care investigation under criminal statutes. This investigation includes subpoenas for witnesses to appear before a grand jury. In March 2009, Merck received a letter from the U.S. Attorney’s Office for the District of Massachusetts identifying it as a target of the grand jury investigation regarding Vioxx. Further, as previously disclosed, investigations are being conducted by local authorities in certain cities in Europe in order to determine whether any criminal charges should be brought concerning Vioxx. The Company is cooperating with these governmental entities in their respective investigations (the “Vioxx Investigations”). The Company cannot predict the outcome of these inquiries; however, they could result in potential civil and/or criminal dispositions.

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

The Company currently anticipates that one U.S. Vioxx Product Liability Lawsuit will be tried in 2009. The Company cannot predict the timing of any other trials related to the Vioxx Litigation. The Company believes that it has meritorious defenses to the Vioxx Lawsuits and will vigorously defend against them. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek indeterminate damages, the Company is unable to predict the outcome of these matters, and at this time cannot reasonably estimate the possible loss or range of loss with respect to the Vioxx Lawsuits not included in the Settlement Program. The Company has not established any reserves for any potential liability relating to the Vioxx Lawsuits not included in the Settlement Program or the Vioxx Investigations. Unfavorable outcomes in the Vioxx Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. As of December 31, 2008, the Company had an aggregate reserve of approximately $4.379 billion (the “Vioxx Reserve”) for the Settlement Program and the Company’s future legal defense costs related to the Vioxx Litigation.

During the first quarter of 2009, the Company spent approximately $54 million in the aggregate in legal defense costs worldwide related to (i) the Vioxx Product Liability Lawsuits, (ii) the Vioxx Shareholder Lawsuits, (iii) the Vioxx Foreign Lawsuits, and (iv) the Vioxx Investigations (collectively, the “Vioxx Litigation”). In addition, in the first quarter of 2009, the Company paid an additional $15 million into the settlement funds in connection with the Settlement Program. Consequently, as of March 31, 2009, the aggregate amount of the Vioxx Reserve was approximately $4.310 billion, which is included in Accrued and other current

Notes to Consolidated Financial Statements (unaudited) (continued)
liabilities on the Consolidated Balance Sheet. Some of the significant factors considered in the review of the Vioxx Reserve were as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of the Vioxx Litigation, including the Settlement Agreement and the expectation that certain lawsuits will continue to be pending; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the Vioxx Litigation. The amount of the Vioxx Reserve as of March 31, 2009 allocated solely to defense costs represents the Company’s best estimate of the minimum amount of defense costs to be incurred in connection with the remaining aspects of the Vioxx Litigation; however, events such as additional trials in the Vioxx Litigation and other events that could arise in the course of the Vioxx Litigation could affect the ultimate amount of defense costs to be incurred by the Company.

The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the Vioxx Reserve at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

Other Product Liability Litigation

As previously disclosed, the Company is a defendant in product liability lawsuits in the United States involving Fosamax (the “Fosamax Litigation”). As of March 31, 2009, approximately 856 cases, which include approximately 1,237 plaintiff groups, had been filed and were pending against Merck in either federal or state court, including one case which seeks class action certification, as well as damages and/or medical monitoring. In these actions, plaintiffs allege, among other things, that they have suffered osteonecrosis of the jaw, generally subsequent to invasive dental procedures, such as tooth extraction or dental implants and/or delayed healing, in association with the use of Fosamax. On August 16, 2006, the JPML ordered that the Fosamax product liability cases pending in federal courts nationwide should be transferred and consolidated into one multidistrict litigation (the “Fosamax MDL”) for coordinated pre-trial proceedings. The Fosamax MDL has been transferred to Judge John Keenan in the United States District Court for the Southern District of New York. As a result of the JPML order, approximately 699 of the cases are before Judge Keenan. Judge Keenan has issued a Case Management Order (and various amendments thereto) setting forth a schedule governing the proceedings which focused primarily upon resolving the class action certification motions in 2007 and completing fact discovery in an initial group of 25 cases by October 1, 2008. Briefing and argument on plaintiffs’ motions for certification of medical monitoring classes were completed in 2007 and Judge Keenan issued an order denying the motions on January 3, 2008. On January 28, 2008, Judge Keenan issued a further order dismissing with prejudice all class claims asserted in the first four class action lawsuits filed against Merck that sought personal injury damages and/or medical monitoring relief on a class wide basis. In October 2008, Judge Keenan issued an order requiring that Daubert motions be filed in May 2009 and scheduling trials in the first three cases in the MDL for August 2009, October 2009, and January 2010, respectively. A trial is scheduled in Alabama state court later in 2009.

In addition, in July 2008, an application was made by the Atlantic County Superior Court of New Jersey requesting that all of the Fosamax cases pending in New Jersey be considered for mass tort designation and centralized management before one judge in New Jersey. On October 6, 2008, the New Jersey Supreme Court ordered that all pending and future actions filed in New Jersey arising out of the use of Fosamax and seeking damages for existing dental and jaw-related injuries, including osteonecrosis of the jaw, but not solely seeking medical monitoring, be designated as a mass tort for centralized management purposes before Judge Higbee in Atlantic County Superior Court. As a result of the New Jersey Supreme Court’s order, approximately 130 cases were coordinated as of March 31, 2009 before Judge Higbee, who has begun setting various case management deadlines during the second quarter of 2009.

Discovery is ongoing in both the Fosamax MDL litigation as well as in various state court cases. The Company intends to defend against these lawsuits.

As of December 31, 2008, the Company had a remaining reserve of approximately $33 million solely for its future legal defense costs for the Fosamax Litigation. During the first quarter of 2009, the Company spent approximately $9 million. Consequently, as of March 31, 2009, the Company had a reserve of approximately $24 million solely for its future legal defense costs for the Fosamax Litigation. Some of the significant factors considered in the establishment of the reserve for the Fosamax Litigation legal defense costs were as follows: the actual costs incurred by the Company thus far; the development of the Company’s legal defense strategy and structure in light of the creation of the Fosamax MDL; the number of cases being brought against the Company; and the anticipated timing, progression, and related costs of pre-trial activities in the Fosamax Litigation. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves. Due to the uncertain nature of litigation, the Company is unable to estimate its costs beyond the completion of the first three federal trials discussed above. The Company has not established any reserves for any potential liability relating to the Fosamax Litigation. Unfavorable outcomes in the Fosamax Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

Notes to Consolidated Financial Statements (unaudited) (continued)

Vytorin/Zetia Litigation
As previously disclosed, the Company and its joint venture partner, Schering-Plough, have received several letters addressed to both companies from the House Committee on Energy and Commerce, its Subcommittee on Oversight and Investigations (“O&I”), and the Ranking Minority Member of the Senate Finance Committee, collectively seeking a combination of witness interviews, documents and information on a variety of issues related to the ENHANCE clinical trial, the sale and promotion of Vytorin, as well as sales of stock by corporate officers. In addition, since August 2008, the companies have received three additional letters from O&I, including one dated February 19, 2009, seeking certain information and documents related to the SEAS clinical trial. As previously disclosed, the companies have each received subpoenas from the New York and New Jersey State Attorneys General Offices and a letter from the Connecticut Attorney General seeking similar information and documents. In addition, the Company has received six Civil Investigative Demands (“CIDs”) from a multistate group of 34 State Attorneys General who are jointly investigating whether the companies violated state consumer protection laws when marketing Vytorin. Finally, in September 2008, the Company received a letter from the Civil Division of the DOJ informing it that the DOJ is investigating whether the companies’ conduct relating to the promotion of Vytorin caused false claims to be submitted to federal health care programs. The Company is cooperating with these investigations and working with Schering-Plough to respond to the inquiries. In addition, the Company has become aware of or been served with approximately 145 civil class action lawsuits alleging common law and state consumer fraud claims in connection with the MSP Partnership’s sale and promotion of Vytorin and Zetia. Certain of those lawsuits allege personal injuries and/or seek medical monitoring. These actions, which have been filed in or transferred to federal court, are coordinated in a multidistrict litigation in the U.S. District Court for the District Court of New Jersey before District Judge Dennis M. Cavanaugh. One similar lawsuit is pending in Pennsylvania state court. The parties are presently engaged in motions practice and briefing.

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

Notes to Consolidated Financial Statements (unaudited) (continued)
expiration dates of such patents. As with any litigation, there can be no assurance of the outcomes, which, if adverse, could result in significantly shortened periods of exclusivity for these products.

As previously disclosed, in February 2007, the Company received a notice from Teva Pharmaceuticals, Inc. (“Teva”), a generic company, indicating that it had filed an ANDA for montelukast and that it is challenging the U.S. patent that is listed for Singulair. On April 2, 2007, the Company filed a patent infringement action against Teva. The lawsuit automatically stays FDA approval of Teva’s ANDA until August 2009 or until an adverse court decision, if any, whichever may occur earlier. A trial in this matter was held in February 2009. The Company is awaiting the court’s decision which the Company expects to receive before the stay expires in August 2009.

As previously disclosed, in September 2004, the Company appealed a decision of the Opposition Division of the European Patent Office (“EPO”) that revoked the Company’s patent in Europe that covers the once-weekly administration of alendronate. On March 14, 2006, the Board of Appeal of the EPO upheld the decision of the Opposition Division revoking the patent. On March 28, 2007, the EPO issued another patent in Europe to the Company that covers the once-weekly administration of alendronate. Under its terms, this new patent is effective until July 2018. The Company has sued multiple parties in European countries asserting its European patent covering once-weekly dosing of Fosamax. Oppositions have been filed in the EPO against this patent. In a hearing held March 17-18, 2009, the Opposition Division of the EPO issued an appealable decision revoking this patent. The Company is currently considering its options.

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

12.	Stockholders’ Equity

	Common
	Stock	Common		Treasury	Treasury
	Shares	Stock	Other Paid-In	Stock	Stock
(in millions)	Issued	at Cost	Capital	Shares	at Cost

Balance at January 1, 2008	2,983.5	$29.8	$8,014.9	811.0	$28,174.7
Employee share-based compensation plans	—	—	61.6	(3.1)	(110.1)
Purchases of treasury stock	—	—	—	29.1	1,377.8

Balance at March 31, 2008	2,983.5	$29.8	$8,076.5	837.0	$29,442.4

Balance at January 1, 2009	2,983.5	$29.8	$8,319.1	875.8	$30,735.5
Employee share-based compensation plans	—	—	67.7	(1.0)	(34.3)
Purchases of treasury stock	—	—	—	—	—

Balance at March 31, 2009	2,983.5	$29.8	$8,386.8	874.8	$30,701.2

Notes to Consolidated Financial Statements (unaudited) (continued)
The accumulated balances related to each component of other comprehensive income (loss), net of taxes, were as follows:

					Accumulated
			Employee	Cumulative	Other
			Benefit	Translation	Comprehensive
($ in millions)	Derivatives	Investments	Plans	Adjustment	Income (Loss)

Balance at January 1, 2008	$(39.7)	$143.6	$(992.9)	$62.9	$(826.1)
Other comprehensive income (loss)	(17.5)	10.6	50.4	18.2	61.7

Balance at March 31, 2008	$(57.2)	$154.2	$(942.5)	$81.1	$(764.4)

Balance at January 1, 2009	$111.9	$63.1	$(2,754.6)	$25.7	$(2,553.9)
Other comprehensive income (loss)	43.6	20.9	24.8	(8.2)	81.1

Balance at March 31, 2009	$155.5	$84.0	$(2,729.8)	$17.5	$(2,472.8)

Comprehensive income was $1,506.1 million and $3,364.3 million for the three months ended March 31, 2009 and 2008, respectively.

The reconciliation of noncontrolling interest was as follows:

($ in millions)	2009	2008
-
Balance at January 1	$2,408.8	$2,406.7
Net income attributable to noncontrolling interest	30.8	31.9
Distributions	(1.4)	(1.5)
Other	0.3	0.3
-
Balance at March 31	$2,438.5	$2,437.4

In connection with the 1998 restructuring of Astra Merck Inc., the Company assumed $2.4 billion par value preferred stock with a dividend rate of 5% per annum, which is carried by KBI and included in Noncontrolling Interests with Stockholders’ Equity on the Consolidated Balance Sheet. The increase in Noncontrolling Interests during the first quarter of 2009 is attributable to the dividends for the quarter, which have been accrued, but not yet paid. While a small portion of the preferred stock carried by KBI is convertible into KBI common shares, none of the preferred securities are convertible into the Company’s common shares and, therefore, are not included as common shares issuable for purposes of computing Earnings per common share assuming dilution (see Note 17).

13.	Share-Based Compensation

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

The following table provides amounts of share-based compensation cost recorded in the Consolidated Statement of Income:

	Three Months Ended
	March 31,
($ in millions)	2009	2008

Pretax share-based compensation expense	$113.3	$91.0
Income tax benefits	(36.4)	(28.7)

Total share-based compensation expense, net of tax	$76.9	$62.3

During the first three months of 2009 and 2008, the Company granted 1.5 million options and 32.4 million options, respectively, related to its annual grant and other grants. The decrease in the current year is due primarily to a change in the annual grant date, in which options will be granted in second quarter of 2009 compared with the prior year when options were granted in the first quarter of 2008. The weighted average fair value of options granted for the first three months of 2009 and 2008 was $5.87 and $10.20 per option, respectively, and was determined using the following assumptions:

Notes to Consolidated Financial Statements (unaudited) (continued)

	Three Months Ended
	March 31,
	2009	2008

Expected dividend yield	5.1%	3.4%
Risk-free interest rate	2.1%	2.7%
Expected volatility	34.0%	30.8%
Expected life (years)	6.0	6.1

At March 31, 2009, there was $415.9 million of total pretax unrecognized compensation expense related to nonvested stock options, RSU and PSU awards which will be recognized over a weighted average period of 2.0 years. For segment reporting, share-based compensation costs are unallocated expenses.

14.	Pension and Other Postretirement Benefit Plans

The Company has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. The net cost of such plans consisted of the following components:

	Three Months Ended
	March 31,
($ in millions)	2009	2008

Service cost	$95.3	$92.7
Interest cost	101.9	107.3
Expected return on plan assets	(151.1)	(148.0)
Net amortization	30.9	22.6
Termination benefits	22.6	5.5
Curtailments	(3.5)	—
Settlements	3.0	—

	$99.1	$80.1

The Company provides medical, dental and life insurance benefits, principally to its eligible U.S. retirees and similar benefits to their dependents, through its other postretirement benefit plans. The net cost of such plans consisted of the following components:

	Three Months Ended
	March 31,
($ in millions)	2009	2008

Service cost	$18.9	$22.2
Interest cost	25.7	30.8
Expected return on plan assets	(23.8)	(34.6)
Net amortization	5.6	(3.8)
Termination benefits	6.4	1.2
Curtailments	0.3	(0.6)

	$33.1	$15.2

In connection with restructuring actions (see Note 3), the Company recorded termination charges for the three months ended March 31, 2009 and 2008 on its pension and other postretirement benefit plans related to expanded eligibility for certain employees exiting the Company. Also, in connection with these restructuring actions, the Company recorded curtailments on its pension plans for the three months ended March 31, 2009 and on its other postretirement benefit plans for the three months ended March 31, 2009 and 2008. In addition, the Company recorded settlement losses on its pension plans for the three months ended March 31, 2009.

Notes to Consolidated Financial Statements (unaudited) (continued)
15.	Other (Income) Expense, Net

Other (income) expense, net, consisted of:

	Three Months Ended
	March 31,
($ in millions)	2009	2008

Interest income	$(96.3)	$(169.5)
Interest expense	60.7	72.6
Exchange losses (gains)	16.5	12.6
Other, net	(48.1)	(2,124.9)

	$(67.2)	$(2,209.2)

Other, net in 2008 primarily reflects an aggregate gain from AZLP of $2.2 billion (see Note 9) and a gain of $249 million related to the sale of the Company’s remaining worldwide rights to Aggrastat, partially offset by a $300 million expense for a contribution to the Merck Company Foundation, and a $55 million charge related to the resolution of an investigation into whether the Company violated state consumer protection laws with respect to the sales and marketing of Vioxx. Interest paid for the three months ended March 31, 2009 and 2008 was $59.7 million and $68.9 million, respectively.

16.	Taxes on Income

The effective tax rate of 18.4% for the first quarter of 2009 reflects a net favorable impact of approximately 5 percentage points resulting from the previously disclosed settlement reached with the Canada Revenue Agency (“CRA”) and restructuring charges. The effective tax rate of 24.9% for the first quarter of 2008 reflects the unfavorable impact of the AZLP gain (see Note 9) being fully taxable in the United States at a combined federal and state tax rate of approximately 36.3%, partially offset by the favorable impact of approximately 4 percentage points relating to the first quarter 2008 realization of foreign tax credits. In the first quarter of 2008, the Company decided to distribute certain prior years’ foreign earnings to the United States which resulted in the utilization of foreign tax credits. These foreign tax credits arose as a result of tax payments made outside of the United States in prior years that became realizable based on a change in the Company’s decision to distribute these foreign earnings.

As previously disclosed, in October 2006, the CRA issued the Company a notice of reassessment containing adjustments related to certain intercompany pricing matters. In February 2009, Merck and the CRA negotiated a settlement agreement in regard to these matters. In accordance with the settlement, Merck paid an additional tax of approximately $300 million (U.S. dollars) and interest of approximately $360 million (U.S. dollars) with no additional amounts or penalties due on this assessment. In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (“FIN 48”), the settlement was accounted for in the first quarter of 2009. The Company had previously established reserves for these matters. A significant portion of the taxes paid is expected to be creditable for U.S. tax purposes. The resolution of these matters did not have a material effect on the Company’s financial position or liquidity, other than with respect to the associated collateral as discussed below.

In addition, in July 2007 and November 2008, the CRA proposed additional adjustments for 1999 and 2000, respectively, relating to other intercompany pricing matters. The adjustments would increase Canadian tax due by approximately $260 million (U.S. dollars) plus $250 million (U.S. dollars) of interest through March 31, 2009. It is possible that the CRA will propose similar adjustments for later years. The Company disagrees with the positions taken by the CRA and believes they are without merit. The Company intends to contest the assessments through the CRA appeals process and the courts if necessary. Management believes that resolution of these matters will not have a material effect on the Company’s financial position or liquidity.

Notes to Consolidated Financial Statements (unaudited) (continued)
In connection with the appeals process for the matters discussed above, during 2007, the Company pledged collateral to two financial institutions, one of which provided a guarantee to the CRA and the other to the Quebec Ministry of Revenue representing a portion of the tax and interest assessed. As a result of the settlement noted above, guarantees required to appeal the disputes were reduced or eliminated and approximately $800 million of associated collateral was released and reclassified from Other Assets to Cash and cash equivalents and Short-term investments. Approximately $150 million additional cash and securities were released from collateral in April 2009. Certain of the cash and investments continue to be collateralized for guarantees required to appeal other Canadian tax disputes. The collateral is included in Deferred income taxes and other current assets and Other Assets in the Consolidated Balance Sheet and totaled approximately $400 million and $1.2 billion at March 31, 2009 and December 31, 2008, respectively.

17.	Earnings Per Share

Effective January 1, 2009, the Company adopted FSP EITF 03-6-1, which states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. The provisions of this FSP are retrospective; therefore prior periods have been restated. RSUs granted by the Company to certain management level employees (see Note 13) participate in dividends on the same basis as common shares and are nonforfeitable by the holder. As a result, these RSUs meet the definition of a participating security.

The calculations of earnings per share under the two-class method are as follows:

	Three Months Ended
	March 31,
	2009	2008

Basic Earnings per Common Share:
Net Income Attributable to Merck & Co., Inc.	$1,425.0	$3,302.6
Less: Income allocated to participating securities	4.1	8.4

Net income available to common shareholders	1,420.9	3,294.2

Average common shares outstanding	2,107.9	2,160.3

	$0.67	$1.52

Earnings per Common Share Assuming Dilution:
Net Income Attributable to Merck & Co., Inc.	$1,425.0	$3,302.6
Less: Income allocated to participating securities	4.1	8.4

Net income available to common shareholders	1,420.9	3,294.2

Average common shares outstanding	2,107.9	2,160.3
Common shares issuable (1)	1.3	12.1

Average common shares outstanding assuming dilution	2,109.2	2,172.4

	$0.67	$1.52

(1)	Issuable primarily under share-based compensation plans.
For the three months ended March 31, 2009 and 2008, 229.8 million and 202.8 million, respectively, of common shares issuable under the Company’s share-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.

Notes to Consolidated Financial Statements (unaudited) (continued)
18.	Segment Reporting

The Company’s operations are principally managed on a products basis and are comprised of two reportable segments: the Pharmaceutical segment and the Vaccines and Infectious Diseases segment. The Pharmaceutical segment includes human health pharmaceutical products marketed either directly by Merck or through joint ventures. These products consist of therapeutic and preventive agents, sold by prescription, for the treatment of human disorders. Merck sells these human health pharmaceutical products primarily to drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. The Vaccines and Infectious Diseases segment includes human health vaccine and infectious disease products marketed either directly by Merck or, in the case of vaccines, through a joint venture. Vaccine products consist of preventive pediatric, adolescent and adult vaccines, primarily administered at physician offices. Merck sells these human health vaccines primarily to physicians, wholesalers, physician distributors and government entities. A large component of pediatric and adolescent vaccines is sold to the U.S. Centers for Disease Control and Prevention Vaccines for Children program, which is funded by the U.S. government. Infectious disease products consist of therapeutic agents for the treatment of infection sold primarily to drug wholesalers and retailers, hospitals and government agencies. The Vaccines and Infectious Diseases segment includes the majority of the Company’s vaccine and infectious disease product sales, but excludes sales of these products by non-U.S. subsidiaries which are included in the Pharmaceutical segment.

Other segments include other non-reportable human and animal health segments.

Revenues and profits for these segments are as follows:

	Three Months Ended
	March 31,
($ in millions)	2009	2008

Segment revenues:
Pharmaceutical segment	$4,485.6	$4,811.4
Vaccines and Infectious Diseases segment	859.7	985.6
Other segment revenues	11.1	25.0

	$5,356.4	$5,822.0

Segment profits:(1)
Pharmaceutical segment	$2,964.4	$3,119.3
Vaccines and Infectious Diseases segment	578.6	624.6
Other segment profits	141.5	145.9

	$3,684.5	$3,889.8

(1)	Includes the majority of Equity income from affiliates.

Notes to Consolidated Financial Statements (unaudited) (continued)
Sales (1) of the Company’s products were as follows:

	Three Months Ended
	March 31,
($ in millions)	2009	2008

Pharmaceutical:
Singulair	$1,057.2	$1,103.8
Cozaar/Hyzaar	839.2	846.9
Januvia	411.1	272.1
Fosamax	261.3	469.8
Zocor	137.4	179.1
Maxalt	133.2	121.6
Janumet	128.5	58.4
Cosopt/Trusopt	121.1	201.3
Propecia	102.8	105.0
Arcoxia	81.3	93.4
Vasotec/Vaseretic	77.1	95.7
Proscar	72.1	85.0
Emend	69.2	59.6
Other pharmaceutical (2)	469.4	589.9
Vaccine and infectious disease product sales included in the Pharmaceutical segment (3)	524.7	529.8

Pharmaceutical segment revenues	4,485.6	4,811.4

Vaccines(4) and Infectious Diseases:
Gardasil	262.0	390.4
ProQuad/M-M-R II/Varivax	252.0	225.6
RotaTeq	134.4	190.1
Zostavax	75.2	73.5
Hepatitis vaccines	34.5	33.9
Other vaccines	55.5	72.6
Primaxin	164.5	202.6
Isentress	148.1	46.5
Cancidas	138.7	148.9
Invanz	61.7	55.5
Crixivan/Stocrin	49.1	75.3
Other infectious disease	8.7	0.5
Vaccine and infectious disease product sales included in the Pharmaceutical segment (3)	(524.7)	(529.8)

Vaccines and Infectious Diseases segment revenues	859.7	985.6

Other segment revenues(5)	11.1	25.0

Total segment revenues	5,356.4	5,822.0

Other (6)	28.8	0.1

	$5,385.2	$5,822.1

(1)	Presented net of discounts and returns.

(2)	Other pharmaceutical primarily includes sales of other human pharmaceutical products and revenue from the Company’s relationship with AstraZeneca LP primarily relating to sales of Nexium, as well as Prilosec. Revenue from AstraZeneca LP was $355.7 million and $404.7 million for the first quarter of 2009 and 2008, respectively.

(3)	Sales of vaccine and infectious disease products by non-U.S. subsidiaries are included in the Pharmaceutical segment.

(4)	These amounts do not reflect sales of vaccines sold in most major European markets through the Company’s joint venture, Sanofi Pasteur MSD, the results of which are reflected in Equity income from affiliates. These amounts do, however, reflect supply sales to Sanofi Pasteur MSD.

(5)	Includes other non-reportable human and animal health segments.

(6)	Other revenues are primarily comprised of miscellaneous corporate revenues, sales related to divested products or businesses and other supply sales not included in segment results.

Notes to Consolidated Financial Statements (unaudited) (continued)
A reconciliation of segment profits to Income Before Taxes is as follows:

	Three Months Ended
	March 31,
($ in millions)	2009	2008

Segment profits	$3,684.5	$3,889.8
Other profits	(20.3)	(12.1)
Adjustments	87.4	98.8
Unallocated:
Interest income	96.3	169.5
Interest expense	(60.7)	(72.6)
Equity income from affiliates	23.9	15.1
Depreciation and amortization	(421.7)	(363.1)
Research and development	(1,224.2)	(1,078.3)
Gain on distribution from AstraZeneca LP	—	2,222.7
Other expenses, net	(382.2)	(426.9)

	$1,783.0	$4,442.9

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger Agreement with Schering-Plough Corporation
In March 2009, Merck and Schering-Plough Corporation (“Schering-Plough”) announced that their Boards of Directors unanimously approved a definitive merger agreement under which Merck and Schering-Plough will combine in a stock and cash transaction. The transaction will be structured as a “reverse merger” in which Schering-Plough, renamed Merck, will continue as the surviving public corporation. Under the terms of the agreement, each issued and outstanding share of Schering-Plough common stock will be converted into the right to receive a combination of $10.50 in cash and 0.5767 of a share of the combined company. Each Merck share will automatically be converted into a share of the combined company. The cash portion of the consideration will be funded with a combination of existing cash, the sale or redemption of short-and long-term investments and the issuance of debt. Upon completion of the merger, each issued and outstanding share of Schering-Plough 6% Mandatory Convertible Preferred Stock not converted in accordance with the preferred stock designations shall remain outstanding as one share of 6% Mandatory Convertible Preferred Stock of the newly combined company having designations, preferences, qualifications, limitations and other rights identical to those of the Schering-Plough 6% Mandatory Convertible Preferred Stock. The transaction remains subject to Merck and Schering-Plough shareholder approvals and the satisfaction of customary closing conditions and regulatory approvals. The transaction is expected to close in the fourth quarter of 2009.
Operating Results
Sales
Worldwide sales were $5.39 billion for the first quarter of 2009, a decline of 8% compared with the first quarter of 2008, primarily attributable to a 6% unfavorable effect from volume and a 3% unfavorable effect from foreign exchange, partially offset by a 1% favorable effect from price changes. The revenue decline in the first quarter largely reflects lower sales of Fosamax for the treatment and prevention of osteoporosis. Fosamax and Fosamax Plus D lost market exclusivity for substantially all formulations in the United States in February 2008 and April 2008, respectively. Also contributing to the decline were lower sales of Gardasil, a vaccine to help prevent cervical, vulvar and vaginal cancers, precancerous or dysplastic lesions, and genital warts caused by HPV types 6, 11, 16 and 18, lower sales of Cosopt and Trusopt, ophthalmic products which lost U.S. market exclusivity in October 2008, and a decline in sales of RotaTeq, a vaccine to help protect against rotavirus gastroenteritis in infants and children. Revenue was also negatively impacted by lower revenue from the Company’s relationship with AstraZeneca LP (“AZLP”) and lower sales of Singulair, a medicine indicated for the chronic treatment of asthma and the relief of symptoms of allergic rhinitis, Zocor, the Company’s statin for modifying cholesterol, and Primaxin for the treatment of bacterial infections. These declines were partially offset by higher sales of Januvia and Janumet for the treatment of type 2 diabetes and Isentress, an antiretroviral therapy for the treatment of HIV infection.

*	Cozaar and Hyzaar are registered trademarks of E.I. duPont de Nemours & Company, Wilmington, Delaware.

Sales of the Company’s products were as follows:

	Three Months Ended
	March 31,
($ in millions)	2009	2008

Pharmaceutical:
Singulair	$1,057.2	$1,103.8
Cozaar/Hyzaar	839.2	846.9
Januvia	411.1	272.1
Fosamax	261.3	469.8
Zocor	137.4	179.1
Maxalt	133.2	121.6
Janumet	128.5	58.4
Cosopt/Trusopt	121.1	201.3
Propecia	102.8	105.0
Arcoxia	81.3	93.4
Vasotec/Vaseretic	77.1	95.7
Proscar	72.1	85.0
Emend	69.2	59.6
Other pharmaceutical (1)	469.4	589.9
Vaccine and infectious disease product sales included in the Pharmaceutical segment (2)	524.7	529.8

Pharmaceutical segment revenues	4,485.6	4,811.4

Vaccines(3) and Infectious Diseases:
Gardasil	262.0	390.4
ProQuad/M-M-R II/Varivax	252.0	225.6
RotaTeq	134.4	190.1
Zostavax	75.2	73.5
Hepatitis vaccines	34.5	33.9
Other vaccines	55.5	72.6
Primaxin	164.5	202.6
Isentress	148.1	46.5
Cancidas	138.7	148.9
Invanz	61.7	55.5
Crixivan/Stocrin	49.1	75.3
Other infectious disease	8.7	0.5
Vaccine and infectious disease product sales included in the Pharmaceutical segment (2)	(524.7)	(529.8)

Vaccines and Infectious Diseases segment revenues	859.7	985.6

Other segment revenues(4)	11.1	25.0

Total segment revenues	5,356.4	5,822.0

Other (5)	28.8	0.1

	$5,385.2	$5,822.1

(1)	Other pharmaceutical primarily includes sales of other human pharmaceutical products and revenue from the Company’s relationship with AZLP primarily relating to sales of Nexium, as well as Prilosec. Revenue from AZLP was $355.7 million and $404.7 million for the first quarter of 2009 and 2008, respectively.

(2)	Sales of vaccine and infectious disease products by non-U.S. subsidiaries are included in the Pharmaceutical segment.

(3)	These amounts do not reflect sales of vaccines sold in most major European markets through the Company’s joint venture, Sanofi Pasteur MSD, the results of which are reflected in Equity income from affiliates. These amounts do, however, reflect supply sales to Sanofi Pasteur MSD.

(4)	Includes other non-reportable human and animal health segments.

(5)	Other revenues are primarily comprised of miscellaneous corporate revenues, sales related to divested products or businesses and other supply sales not included in segment results.
Sales by product are presented net of discounts and returns. The provision for discounts includes indirect customer discounts that occur when a contracted customer purchases directly through an intermediary wholesale purchaser, known as chargebacks, as well as indirectly in the form of rebates owed based upon definitive contractual agreements or legal requirements with private sector and public sector (Medicaid and Medicare Part D) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. These discounts, in the aggregate, reduced revenues by $496.9 million and $547.5 million for the three months ended March 31, 2009 and 2008, respectively. Inventory levels at key wholesalers for each of the Company’s major pharmaceutical products are generally less than one month.
Pharmaceutical Segment Revenues
Sales of the Pharmaceutical segment decreased 7% for the first quarter of 2009, to $4.49 billion, compared with the corresponding period of 2008. These results reflect declines in Fosamax, Cosopt, Trusopt, Singulair, Zocor and lower supply sales to AZLP, partially offset by growth in Januvia, Janumet and Isentress. In addition, foreign exchange negatively impacted sales in the first quarter of 2009 as compared with the first quarter of 2008.
Worldwide sales for Singulair were $1.06 billion for the first quarter of 2009, representing a decrease of 4% over the first quarter of 2008. Sales performance was largely driven by declines in the United States reflecting the impact of public reaction to the U.S. Food and Drug Administration’s (“FDA”) early communication regarding a very limited number of post marketing adverse event reports in early 2008 which created uncertainty in the marketplace. The FDA updated its early communication in January 2009 notifying prescribers and patients that its safety review of clinical trial data and post marketing adverse events was not yet complete. Singulair continues to be the number one prescribed branded product in the U.S. respiratory market.
Global sales of Cozaar and Hyzaar were $839.2 million for the first quarter of 2009, a decrease of 1% compared with the first quarter of 2008. The decline was driven in part by the unfavorable effect of foreign exchange, partially offset by the strong performance of Hyzaar in Japan (marketed as Preminent). Cozaar and Hyzaar are among the leading medicines in the angiotensin receptor blocker class.
Global sales of Januvia, Merck’s dipeptidyl peptidase-4 (“DPP-4”) inhibitor for the treatment of type 2 diabetes, were $411.1 million in the first quarter of 2009 compared with $272.1 million for the first quarter of 2008. Januvia continues to be the second leading branded oral anti-diabetic agent in terms of new prescription share in the United States. DPP-4 inhibitors represent a class of prescription medications that improve blood sugar control in patients with type 2 diabetes by enhancing a natural body system called the incretin system, which helps to regulate glucose by affecting the beta cells and alpha cells in the pancreas.
Worldwide sales of Janumet, Merck’s oral antihyperglycemic agent that combines sitagliptin (Merck’s DPP-4 inhibitor, Januvia) with metformin in a single tablet to target all three key defects of type 2 diabetes, were $128.5 million for the first quarter of 2009 compared with $58.4 million for the first quarter of 2008. Janumet was initially approved as an adjunct to diet and exercise, to improve blood sugar control in adult patients with type 2 diabetes who are not adequately controlled on metformin or sitagliptin alone, or in patients already being treated with the combination of sitagliptin and metformin. In February 2008, Merck received FDA approval to market Janumet as an initial treatment for type 2 diabetes. In July 2008, Janumet was approved for marketing in the EU, Iceland and Norway.
Global sales for Fosamax and Fosamax Plus D (marketed as Fosavance throughout the European Union (“EU”) and as Fosamac in Japan) were $261.3 million for the first quarter of 2009, representing a decline of 44% over the first quarter of 2008. Since substantially all formulations of these medicines have lost U.S. market exclusivity, the Company is experiencing a significant decline in sales in the United States within the Fosamax franchise and the Company expects such declines to continue.
Worldwide sales of Zocor declined 23% in the first quarter of 2009 compared with the first quarter of 2008. Zocor lost U.S. market exclusivity in June 2006 and has also lost market exclusivity in most international markets.
Sales of Cosopt and Trusopt were $121.1 million for the first quarter of 2009, a decline of 40% compared with the first quarter of 2008. The patent that provided U.S. market exclusivity for Cosopt and Trusopt expired in October 2008.
During the first quarter of 2009, Merck divested its U.S. marketing rights to the Timoptic franchise to Aton Pharma, Inc. The Timoptic franchise includes ophthalmic products to treat elevated intraocular pressure in patients with ocular hypertension or open-angle glaucoma.
Vaccines and Infectious Diseases Segment Revenues
Sales of the Vaccines and Infectious Diseases segment declined 13% to $859.7 million in the first quarter of 2009 primarily due to lower sales of Gardasil, RotaTeq and Primaxin, partially offset by higher sales of Isentress and Varivax.
The following discussion of vaccine and infectious disease product sales includes total vaccine and infectious disease product sales, the majority of which are included in the Vaccines and Infectious Diseases segment and the remainder, representing sales of these products by non-U.S. subsidiaries, are included in the Pharmaceutical segment. These amounts do not reflect sales of vaccines sold in most major European markets through Sanofi Pasteur MSD (“SPMSD”), the Company’s joint venture with Sanofi Pasteur, the results of which are reflected in Equity income from affiliates (see “Selected Joint Venture and Affiliate Information” below). Supply sales to SPMSD, however, are reflected in Vaccines and Infectious Diseases segment revenues.
Worldwide sales of Gardasil, as recorded by Merck, were $262.0 million for the first quarter of 2009, a decline of 33% compared with the first quarter of 2008. Gardasil, the world’s top-selling HPV vaccine and only HPV vaccine available for use in the United States, currently is indicated for girls and women nine through 26 years of age for the prevention of cervical, vulvar and vaginal cancers, precancerous or dysplastic lesions, and genital warts caused by HPV types 6, 11, 16 and 18. Sales performance was primarily driven by a decline in the United States reflecting the continued challenges in penetrating the 19 to 26 year-old age group. Also, despite new vaccinations in the 11 to 18 year-old age group, the strong cumulative penetration in this cohort has led to a lower overall number of first-doses and corresponding declines in second and third-dose vaccinations.
In December 2008, the Company submitted a supplemental biologics license application (“sBLA”) for the use of Gardasil in males which has been accepted by the FDA. The Company expects FDA action in the fourth quarter of 2009. In January 2009, the FDA issued a second complete response letter regarding the sBLA for the use of Gardasil in women ages 27 though 45. The agency completed its review of the response that Merck provided in July 2008 to the FDA’s first complete response letter issued in June 2008 and has recommended that Merck submit additional data when the 48 month study has been completed. The initial sBLA included data collected through an average of 24 months from enrollment into the study, which is when the number of pre-specified endpoints had been met. Following a review of the final results of the study, Merck anticipates providing a response to the FDA in the fourth quarter of 2009. The letter does not affect current indications for Gardasil in females ages nine through 26 nor does the letter relate to the sBLA for the use of Gardasil in males.
The Company has received regulatory approvals in the United States and certain other markets to increase its manufacturing capacity for VZV-containing vaccines. The Company is manufacturing bulk varicella and is producing doses of Varivax and Zostavax. The Company is working to ensure adequate market supply and sufficient inventory of Varivax and to build stable supply and inventory for Zostavax. ProQuad, the Company’s combination vaccine that helps protect against measles, mumps, rubella and chickenpox, one of the VZV-containing vaccines, is currently not available for ordering; however, orders have been transitioned, as appropriate, to M-M-R II and Varivax. Total sales as recorded by Merck for ProQuad were $10.1 million for the first quarter of 2008.
Merck’s sales of Varivax, the Company’s vaccine for the prevention of chickenpox (varicella), were $191.4 million for the first quarter of 2009 compared with $148.7 million for the first quarter of 2008. Varivax is currently the only vaccine available in the United States to help protect against chickenpox due to the unavailability of ProQuad. Merck’s sales of M-M-R II, a vaccine to help protect against measles, mumps, and rubella, were $61.7 million for the first quarter of 2009 compared with $66.9 million for the first quarter of 2008. Combined sales of ProQuad, M-M-R II and Varivax in the first quarter of 2009 were 12% higher than sales for the first quarter of 2008.
RotaTeq achieved worldwide sales as recorded by Merck of $134.4 million for the first quarter of 2009, a decline of 29% compared with the first quarter of 2008. In the first quarter of 2008, the Company recorded $41 million in revenue as a result of a government purchase for the U.S. Centers for Disease Control and Prevention’s Strategic National Stockpile. RotaTeq is experiencing moderate impact from competition in the United States, with a greater impact in the public sector.
Sales of Zostavax, the Company’s vaccine to help prevent shingles (herpes zoster), as recorded by Merck, were $75.2 million for the first quarter of 2009 as compared with $73.5 million in the first quarter of 2008. Sales performance in the first quarter of 2009 was affected by the clearing of backorders at the end of 2008 and a continued limited supply. During the first quarter of 2009, Merck cleared all remaining 2008 backorders for Zostavax and the Company expects to return to normal shipping times in mid-2009.
Sales of Primaxin in the first quarter of 2009 were $164.5 million, a decline of 19% compared with the first quarter of 2008 reflecting limited supply constraints and competitive pressures. The patent that provides U.S. market exclusivity for Primaxin expires in September 2009. After such time, the Company expects a significant decline in U.S. sales of this product.
Worldwide sales for Isentress were $148.1 million in the first quarter of 2009 compared with $46.5 million for the first quarter of 2008. In October 2007, the FDA granted Isentress accelerated approval for use in combination with other antiretroviral agents for the treatment of HIV-1 infection in treatment-experienced adult patients who have evidence of viral replication and HIV-1 strains resistant to multiple antiretroviral agents. Isentress is the first medicine to be approved in the class of antiretroviral drugs called integrase inhibitors. Isentress works by inhibiting the insertion of HIV DNA into human DNA by the integrase enzyme. Inhibiting integrase from performing this essential function limits the ability of the virus to replicate and infect new cells. The Company is also seeking U.S. marketing approval of Isentress in combination with other HIV medicines for treatment in adult patients who are previously untreated (naïve) for HIV. In December 2008, Merck announced that the FDA had accepted the supplemental New Drug Application (“sNDA”) filing for Isentress tablets for standard review. Merck expects FDA action in July 2009.

Costs, Expenses and Other
As previously disclosed, in October 2008, the Company announced a global restructuring program (the “2008 Restructuring Program”) to reduce its cost structure, increase efficiency, and enhance competitiveness. As part of the 2008 Restructuring Program, the Company expects to eliminate approximately 7,200 positions — 6,800 active employees and 400 vacancies — across all areas of the Company worldwide by the end of 2011. About 40% of the total reductions will occur in the United States. As part of the 2008 Restructuring Program, the Company is streamlining management layers by reducing its total number of senior and mid-level executives globally by approximately 25%. As of March 31, 2009, the Company has eliminated approximately 2,800 positions in connection with this program, comprised of employee separations and the elimination of contractors and vacant positions. Merck is rolling out a new, more customer-centric selling model designed to provide Merck with a meaningful competitive advantage and help physicians, patients and payers improve patient outcomes. The Company is now operating its new commercial selling models in the United States and other markets around the world. The Company also will make greater use of outside technology resources, centralize common sales and marketing activities, and consolidate and streamline its operations. Merck’s manufacturing division will further focus its capabilities on core products and outsource non-core manufacturing. Also, Merck is expanding its access to worldwide external science through a basic research global operating strategy, which is designed to provide a sustainable pipeline and is focused on translating basic research productivity into late-stage clinical success. To increase efficiencies, basic research operations will consolidate work in support of a given therapeutic area into one of four locations. This will provide a more efficient use of research facilities and result in the closure of three basic research sites located in Tsukuba, Japan; Pomezia, Italy; and Seattle by the end of 2009.
Separation costs are accounted for under Financial Accounting Standards Board (“FASB”) Statement No. 112, Employers’ Accounting for Postemployment Benefits — an amendment of FASB Statement No. 5 and 43 (“FAS 112”), and FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”). In connection with the 2008 Restructuring Program, separation costs under the Company’s existing severance programs worldwide were accounted for under FAS 112 and recorded in the third quarter of 2008 to the extent such costs were probable and estimable. The Company commenced accruing costs related to one-time termination benefits offered to employees under the 2008 Restructuring Program in the fourth quarter of 2008 as that is when the necessary criteria under FAS 146 was met. The Company recorded total pretax restructuring costs of $174.6 million ($124.3 million after-tax) for the first quarter of 2009 related to the 2008 Restructuring Program. These costs were comprised primarily of accelerated depreciation and separation costs recorded in Materials and production, Research and development and Restructuring costs (see Note 3 to the consolidated financial statements). The Company anticipates that total costs for 2009 will be in the range of $400 million to $600 million. The 2008 Restructuring Program is expected to be completed by the end of 2011 with the total pretax costs estimated to be $1.6 billion to $2.0 billion. The Company estimates that two-thirds of the cumulative pretax costs will result in future cash outlays, primarily from employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. Merck expects the 2008 Restructuring Program to yield cumulative pretax savings of $3.8 billion to $4.2 billion from 2008 to 2013.
The 2008 Restructuring Program was put into place prior to the pending merger with Schering-Plough and does not reflect any potential impacts of the merger.
In November 2005, the Company announced a global restructuring program (the “2005 Restructuring Program”) designed to reduce the Company’s cost structure, increase efficiency and enhance competitiveness which was substantially complete at the end of 2008.
Materials and production costs were $1.33 billion for the first quarter of 2009, an increase of 8% compared with the first quarter of 2008. Included in the first quarter of 2009 and 2008 were costs associated with restructuring activities of $22.2 million and $14.9 million, respectively, primarily accelerated depreciation. (See Note 3 to the consolidated financial statements).
Gross margin was 75.2% in the first quarter of 2009 compared with 78.7% in the first quarter of 2008, which reflect 0.4 and 0.3 percentage point unfavorable impacts, respectively, relating to costs associated with restructuring activities. The gross margin decline is primarily attributable to the fixed cost base in vaccine production being spread over a lower production unit volume, higher discards, as well as changes in product mix due to the loss of marketing exclusivity for higher-margin products Fosamax and Cosopt/Trusopt in 2008.
Marketing and administrative expenses were $1.63 billion for the first quarter of 2009, a decline of 12% compared with the first quarter of 2008. Expenses for the first quarter of 2008 include the impact of reserving an additional $40 million solely for future legal defense costs for Fosamax litigation. In addition to lower expenses for future legal defense costs, the decline in marketing and administrative expenses also reflects the Company’s efforts to reduce its cost base which has resulted in reductions in the U.S. and European sales forces, as well as reductions in administrative expenses. The Company has incurred separation costs associated with these sales force reductions that are reflected in Restructuring costs as discussed above.

Research and development expenses were $1.22 billion for the first quarter of 2009, an increase of 14% compared with the first quarter of 2008. Expenses in the first quarter of 2009 reflect $88.1 million of costs related to the 2008 Restructuring Program, primarily accelerated depreciation. Research and development expenses in 2009 compared with 2008 also reflect an increase in development spending in support of the continued advancement of the research pipeline, including investments in late-stage clinical trials.
In April 2009, Merck announced it is delaying the filing of the U.S. application for telcagepant (MK-0974), one of the Company’s investigational calcitonin gene-related peptide (“CGRP”) receptor antagonists for the treatment of acute migraine. The Company no longer expects to file a New Drug Application (“NDA”) with the FDA in 2009, and will provide an updated timeline once additional information is available. The decision was based on findings from a Phase IIa exploratory study in which a small number of patients taking telcagepant twice daily for three months for the prevention of migraine were found to have marked elevations in liver transaminases. The daily dosing regimen in the prevention study was different than the dosing regimen used in Phase III studies in which telcagepant was intermittently administered in one or two doses to treat individual migraine attacks as they occurred. Other studies with telcagepant for the acute, intermittent treatment of migraine continue. Merck is reviewing data from the prevention study and is conducting additional analyses to further understand the overall safety profile of telcagepant. MK-3207, Merck’s other investigational CGRP-receptor antagonist for the treatment of migraine, remains in Phase IIb of clinical development. Merck will continue to review the data from ongoing and planned studies of MK-3207 to inform its clinical development program and work toward starting Phase III studies for MK-3207 later this year.
Merck continues its strategy of establishing strong external alliances to complement its substantial internal research capabilities, including research collaboration, licensing preclinical and clinical compounds and technology transfers to drive both near- and long-term growth.
In April 2009, Merck, Medarex, Inc. (“Medarex”) and Massachusetts Biologic Laboratories (“MBL”) of the University of Massachusetts Medical School announced an exclusive worldwide license agreement for CDA-1 and CDB-1 (also known as MDX-066/MDX-1388 and MBL-CDA1/MBL-CDB1), an investigational fully human monoclonal antibody combination developed to target and neutralize Clostridium difficile toxins A and B, for the treatment of C. difficile infection. CDA-1 and CDB-1 were co-developed by Medarex and MBL. Under the terms of the agreement, Merck gains worldwide rights to develop and commercialize CDA-1 and CDB-1. Medarex and MBL will receive an aggregate upfront payment of $60 million upon closing, which the Company will record as research and development expense, and are potentially eligible to receive additional cash payments up to $165 million in the aggregate upon achievement of certain milestones associated with the development and approval of a drug candidate covered by this agreement. Upon commercialization, Medarex and MBL will also be eligible to receive double-digit royalties on product sales and milestones if certain sales targets are met. In accordance with the co-development agreement between Medarex and MBL, all payments will be divided equally. The closing of the transaction is subject to clearance under the Hart-Scott-Rodino Antitrust Improvement Act (“HSR Act”), as well as other customary closing conditions. The term of the agreement will commence on the closing date, which will occur upon satisfaction of the closing conditions and, unless terminated earlier, will continue until there are no remaining royalty payment obligations in a country, at which time the agreement will expire in its entirety in such country. Either party may terminate this agreement for uncured material breach by the other party, or bankruptcy or insolvency of the other party. Merck may terminate this agreement at any time upon providing 180 days prior written notice to Medarex and MBL.
Also, in April 2009, Merck and Santen Pharmaceutical Co., Ltd. (“Santen”) announced a worldwide licensing agreement for tafluprost, a prostaglandin analogue under investigation in the United States. Tafluprost, preserved and preservative-free formulations, has received marketing approval for the reduction of elevated intraocular pressure in open-angle glaucoma and ocular hypertension in several European and Nordic countries as well as Japan and has been filed for approval in additional European and Asia Pacific markets. Under the terms of the agreement, Merck paid a fee, which was capitalized and will be amortized to materials and production costs over the life of the underlying patent, and will pay milestones and royalty payments based on future sales of tafluprost (both preserved and preservative-free formulations) in exchange for exclusive commercial rights to tafluprost in Western Europe (excluding Germany), North America, South America and Africa. Santen will retain commercial rights to tafluprost in most countries in Eastern Europe, Northern Europe and Asia Pacific, including Japan. Merck will provide promotion support to Santen in Germany and Poland. If tafluprost is approved in the United States, Santen has an option to co-promote it there. The agreement between Merck and Santen expires on a country-by-country basis on the last to occur of (a) the expiry of the last to expire valid patent claim; or (b) the expiration of the last to expire royalty. Merck may terminate the agreement at any time upon 90 days prior written notice and also at any time upon 60 days prior written notice if Merck determines that the product presents issues of safety or tolerability. In addition, Merck may terminate the agreement in the event that any of the enumerated agreements between Santen and the co-owner/licensor of certain intellectual property terminate or expire and this materially adversely affects Merck. If either Merck or Santen materially breaches the agreement and fails to cure after receiving notice, then the non-breaching party may terminate the agreement. The agreement provides for termination by the non-insolvent party due to bankruptcy by the other party. Finally, the agreement will terminate if, during the term, Merck develops or commercializes a competitive product (as that term is defined in the agreement).

In addition, in April 2009, Merck and Cardiome Pharma Corp. (“Cardiome”) announced a collaboration and license agreement for the development and commercialization of vernakalant, an investigational candidate for the treatment of atrial fibrillation. The agreement provides Merck with exclusive global rights to the oral formulation of vernakalant (“vernakalant (oral)”) for the maintenance of normal heart rhythm in patients with atrial fibrillation, and provides a Merck affiliate, Merck Sharp & Dohme (Switzerland) GmbH, with exclusive rights outside of the United States, Canada and Mexico to the intravenous (“IV”) formulation of vernakalant (“vernakalant (IV)”) for rapid conversion of acute atrial fibrillation to normal heart rhythm. Under the terms of the agreement, Merck will pay Cardiome an initial fee of $60 million upon closing, which the Company will record as research and development expense. In addition, Cardiome is eligible to receive up to $200 million in payments based on achievement of certain milestones associated with the development and approval of vernakalant products (including a total of $35 million for initiation of a planned Phase III program for vernakalant (oral) and submission for regulatory approval in Europe of vernakalant (IV)), and up to $100 million for milestones associated with approvals in other subsequent indications of both the intravenous and oral formulations. Also, Cardiome will receive tiered royalty payments on sales of any approved products and has the potential to receive up to $340 million in milestone payments based on achievement of significant sales thresholds. Cardiome has retained an option to co-promote vernakalant (oral) with Merck through a hospital-based sales force in the United States. Merck will be responsible for all future costs associated with the development, manufacturing and commercialization of these candidates. Merck has granted Cardiome a secured, interest-bearing credit facility of up to $100 million that Cardiome may access in tranches over several years commencing in 2010. Cardiome’s co-development partner in North America, Astellas Pharma U.S., Inc., submitted an NDA with the U.S. Food and Drug Administration (“FDA”) for Kynapid (vernakalant hydrochloride) Injection in December 2006 that included results from two pivotal Phase III clinical trials. In December 2007, the Cardiovascular and Renal Drugs Advisory Committee recommended that the FDA approve vernakalant (IV) for rapid conversion of atrial fibrillation. In August 2008, the FDA issued an Approvable action letter requesting additional information. A Phase IIb double-blind, placebo-controlled, randomized, dose-ranging clinical trial in patients at risk of recurrent atrial fibrillation showed that, at the 500 mg dose, vernakalant (oral) significantly reduced the rate of atrial fibrillation relapse as compared to placebo. The effectiveness of the collaboration agreement is subject to the expiration or earlier termination of the waiting period under the HSR Act, if applicable, as well as other customary closing conditions. This agreement continues in effect until the expiration of Cardiome’s co-promotion rights and all royalty and milestone payment obligations. This agreement may be terminated in the event of insolvency or a material uncured breach by either party. Additionally, the collaboration may be terminated by Merck in the event that Merck determines (in good faith) that it is not advisable to continue the development or commercialization of a vernakalant product as a result of a serious safety issue. In addition, Merck may terminate the agreement at any time upon 12 months prior written notice. Cardiome may terminate the agreement in the event that Merck challenges any Cardiome patent covering vernakalant. Upon termination of the agreement, depending upon the circumstances, the parties have varying rights and obligations with respect to the continued development and commercialization of vernakalant and in some cases continuing royalty obligations.
In March 2009, Merck acquired Insmed Inc.’s (“Insmed”) portfolio of follow-on biologic therapeutic candidates and its commercial manufacturing facilities located in Boulder, Colorado. Under the terms of the agreement, Merck paid Insmed an aggregate of $130 million in cash to acquire all rights to the Boulder facilities and Insmed’s pipeline of follow-on biologic candidates. Insmed’s follow-on biologics portfolio includes two clinical candidates: INS-19, an investigational recombinant granulocyte-colony stimulating factor (“G-CSF”) that will be evaluated for its ability to prevent infections in patients with cancer receiving chemotherapy, and INS-20, a pegylated recombinant G-CSF designed to allow for less frequent dosing. The transaction is being accounted for as a business combination pursuant to FASB Statement No. 141R, Business Combinations (“FAS 141R”), which requires assets acquired and liabilities assumed be recorded at their respective fair values as of the acquisition date in the Company’s financial statements. The determination of fair value requires management to make significant estimates and assumptions. In connection with the acquisition, the Company allocated substantially all of the purchase price to Insmed’s follow-on biologics portfolio (INS-19 and INS-20) and recorded an indefinite-lived intangible asset. The fair value was determined based upon the present value of expected future cash flows of new product candidates resulting from Insmed’s follow-on biologics portfolio adjusted for the probability of their technical and marketing success utilizing an income approach reflecting appropriate risk-adjusted discount rates. The Company will assess the indefinite-lived intangible assets for recoverability at least on an annual basis or as events and circumstances warrant a review. The ongoing activity related to INS-19 and INS-20 is not expected to be material to the Company’s research and development expense. The remaining net assets acquired were not material and there were no other milestone or royalty obligations associated with the acquisition. This transaction closed on March 31, 2009, and accordingly, the results of operations of the acquired business will be included in the Company’s results of operations beginning April 1, 2009.
Restructuring costs, primarily representing separation and other related costs associated with the Company’s global restructuring programs, were $64.3 million for the first quarter of 2009 and were associated with the 2008 Restructuring Program. This compares with $69.7 million in the first quarter of 2008 relating to the 2005 Restructuring Program. The amount for the first quarter of 2008 was reduced by gains on sales of facilities and related assets of $47.8 million. (See Note 3 to the consolidated financial statements.)
Equity income from affiliates, which reflects the performance of the Company’s joint ventures and other equity method affiliates, was $585.8 million and $652.1 million for the first quarter of 2009 and 2008, respectively. These results reflect decreased equity income from the Merck/Schering-Plough partnership as a result of lower revenues from Zetia and Vytorin, partially offset by higher partnership returns from AZLP. (See “Selected Joint Venture and Affiliate Information” below.)

Other (income) expense, net in the first quarter of 2008 primarily reflects an aggregate gain from AZLP of $2.2 billion (see Note 9 to the consolidated financial statements) and a gain of $249 million related to the sale of the Company’s remaining worldwide rights to Aggrastat, partially offset by a $300 million expense for a contribution to the Merck Company Foundation, and a $55 million charge related to the resolution of a previously disclosed investigation into whether the Company violated state consumer protection laws with respect to the sales and marketing of Vioxx.
Segment Profits

	Three Months Ended
	March 31,
($ in millions)	2009	2008

Pharmaceutical segment	$2,964.4	$3,119.3
Vaccines and Infectious Diseases segment	578.6	624.6
Other segment	141.5	145.9
Other	(1,901.5)	553.1

Income before income taxes	$1,783.0	$4,442.9

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
Pharmaceutical segment profits decreased 5% in the first quarter of 2009 largely driven by declines in Fosamax, Cosopt and Trusopt, and lower equity income from the Merck/Schering-Plough joint venture, partially offset by lower marketing and administrative expenses.
Vaccines and Infectious Diseases segment profits decreased 7% in the first quarter of 2009 compared with the first quarter of 2008, largely driven by lower sales of Gardasil and RotaTeq.
The effective tax rate of 18.4% for the first quarter of 2009 reflects a net favorable impact of approximately 5 percentage points resulting from the previously disclosed settlement reached with the Canada Revenue Agency (“CRA”) and restructuring charges (see Note 16 to the consolidated financial statements). The effective tax rate of 24.9% for the first quarter of 2008 reflects the unfavorable impact of the AZLP gain (see Note 9 to the consolidated financial statements) being fully taxable in the United States at a combined federal and state tax rate of approximately 36.3%, partially offset by the favorable impact of approximately 4 percentage points relating to the first quarter 2008 realization of foreign tax credits. In the first quarter of 2008, the Company decided to distribute certain prior years’ foreign earnings to the United States which resulted in the utilization of foreign tax credits. These foreign tax credits arose as a result of tax payments made outside of the United States in prior years that became realizable based on a change in the Company’s decision to distribute these foreign earnings.
Net income was $1.43 billion for the first quarter of 2009 compared with $3.30 billion for the first quarter of 2008. Earnings per common share assuming dilution (“EPS”) for the first quarter of 2009 were $0.67 compared with $1.52 in the first quarter of 2008. The decrease in net income and EPS for the first quarter of 2009 was largely attributable to the impact of the gain in 2008 on a distribution from AZLP as discussed above and higher restructuring costs in 2009.
Selected Joint Venture and Affiliate Information
Merck/Schering-Plough Partnership
The Merck/Schering-Plough partnership (the “MSP Partnership”) reported combined global sales of Zetia and Vytorin of $945.3 million for the first quarter of 2009, representing a decline of 23% over the first quarter of 2008. Global sales of Zetia, the cholesterol-absorption inhibitor also marketed as Ezetrol outside the United States, were $479.3 million in the first quarter of 2009, a decline of 18% compared with the first quarter of 2008. Global sales of Vytorin, marketed outside the United States as Inegy, were $466.0 million in the first quarter of 2009, a decline of 28% compared with the first quarter of 2008. Sales of Zetia and Vytorin have declined following the previously disclosed announcement of the ENHANCE and SEAS clinical trial results in 2008. In the United States, market share for Zetia and Vytorin appears to be stabilizing.
See Note 11 to the consolidated financial statements for information with respect to litigation involving Merck and Schering-Plough (the “Partners”) and the MSP Partnership related to the sale and promotion of Zetia and Vytorin.
AstraZeneca LP
As previously disclosed, the 1999 AstraZeneca merger triggered a partial redemption in March 2008 of Merck’s interest in certain AZLP product rights. Upon this redemption, Merck received $4.3 billion from AZLP. This amount was based primarily on a multiple of Merck’s average annual variable returns derived from sales of the former Astra USA, Inc. products for the three years prior to the redemption (the “Limited Partner Share of Agreed Value”). Merck recorded a $1.5 billion pretax gain on the partial redemption in the first quarter of 2008. As a result of the partial redemption of Merck’s interest in certain AZLP product rights, the Company will have lower Partnership returns (which are recorded in Equity income from affiliates) on a prospective basis resulting from a reduction of the priority return and the variable returns which were based, in part, upon sales of certain former Astra USA, Inc. products. The partial redemption of Merck’s interest in the product rights did not result in a change in Merck’s 1% limited partnership interest.
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
In 1998, Astra purchased an option (the “Asset Option”) for a payment of $443.0 million, which was recorded as deferred revenue, to buy Merck’s interest in the KBI Inc. products, excluding the gastrointestinal medicines Nexium and Prilosec (the “Non-PPI Products”). The Asset Option is exercisable in the first half of 2010 at an exercise price equal to the net present value as of March 31, 2008 of projected future pretax revenue to be received by the Company from the Non-PPI Products (the “Appraised Value”). Merck also had the right to require Astra to purchase such interest in 2008 at the Appraised Value. In February 2008, the Company advised AZLP that it would not exercise the Asset Option, thus the $443.0 million remains deferred.
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
Sanofi Pasteur MSD
Total vaccine sales reported by SPMSD were $343.3 million and $411.4 million in the first quarter of 2009 and 2008, respectively. The decline was driven by lower sales of Gardasil. SPMSD sales of Gardasil were $164.1 million and $239.8 million for the first quarter of 2009 and 2008, respectively.
The Company records the results from its interest in the MSP Partnership, AZLP and SPMSD in Equity income from affiliates.
Liquidity and Capital Resources

	March 31,	December 31,
($ in millions)	2009	2008

Cash and investments (1)	$12,660.3	$11,977.7
Working capital	$12,768.7	$4,793.9
Total debt to total liabilities and equity	14.5%	13.2%

(1)	In addition, the Company had $5.6 billion and $6.3 billion of cash and investments at March 31, 2009 and December 31, 2008, respectively, restricted under certain collateral obligations as discussed below and in Note 10 to the consolidated financial statements.
The cash portion of the consideration of the planned merger with Schering-Plough will be funded with a combination of existing cash, the sale or redemption of short- and long-term investments and the issuance of debt. In preparation for the merger, a significant portion of the Company’s investments have been reclassified to short-term resulting in a significant increase in working capital as of March 31, 2009.
During the first quarter of 2009 cash provided by operating activities was $712.6 million compared with $2.53 billion in the first quarter of 2008. The decline in cash provided by operating activities largely reflects $2.1 billion received in the first quarter of 2008 in connection with a partial redemption of the Company’s interest in certain AZLP product rights discussed above, representing a distribution of the Company’s accumulated earnings on its investment in AZLP since inception. In addition, cash provided by operating activities in the first quarter of 2009 reflects a $660 million payment made in connection with the previously disclosed settlement with the CRA. On an ongoing basis, cash provided by operations will continue to be the Company’s primary source of funds to finance operating needs and capital expenditures. Cash provided by investing activities in the first quarter of 2009 was $1.39 billion compared with $1.90 billion in the first quarter of 2008. The decline in cash provided by investing activities primarily reflects a distribution from AZLP in 2008 representing a return of the Company’s investment in AZLP, partly offset by lower 2009 purchases of securities and other investments and a decrease in restricted cash. Cash used in financing activities was $391.9 million for the first quarter of 2009 compared with $3.58 billion in the first quarter of 2008 reflecting lower purchases of treasury stock, lower payments on debt and a net increase in short-term borrowings.
In August 2008, the Company executed a $4.1 billion letter of credit agreement with a financial institution, which satisfied certain conditions set forth in the U.S. Vioxx Settlement Agreement (see Note 11 to the consolidated financial statements). The Company pledged collateral to the financial institution of approximately $5.1 billion pursuant to the terms of the letter of credit agreement. Although the amount of assets pledged as collateral is set by the letter of credit agreement and such assets are held in custody by a third party, the assets are managed by the Company. The Company considers the assets pledged under the letter of credit agreement to be restricted. The letter of credit amount and required collateral balances will decline as payments (after the first $750 million) under the Settlement Agreement are made. As of March 31, 2009, $4.8 billion was recorded within Deferred income taxes and other current assets and $409 million was classified as Other assets. As of December 31, 2008, $3.8 billion was recorded within Deferred income taxes and other current assets and $1.3 billion was classified as Other assets.
During 2009, the Company anticipates that it will make payments of $3.4 billion into the Vioxx settlement funds pursuant to the Settlement Agreement, of which $15 million was paid in the first quarter of 2009, and an additional $122 million was paid in April 2009. However, if the pending merger with Schering-Plough is completed in 2009, as expected, the Company expects that it will also pay the remaining approximately $700 million into the IS Settlement Fund.
As previously disclosed, in October 2006, the CRA issued the Company a notice of reassessment containing adjustments related to certain intercompany pricing matters. In February 2009, Merck and the CRA negotiated a settlement agreement in regard to these matters. In accordance with the settlement, Merck paid an additional tax of approximately $300 million (U.S. dollars) and interest of approximately $360 million (U.S. dollars) with no additional amounts or penalties due on this assessment. In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (“FIN 48”), the settlement was accounted for in the first quarter of 2009. The Company had previously established reserves for these matters. A significant portion of the taxes paid is expected to be creditable for U.S. tax purposes. The resolution of these matters did not have a material effect on the Company’s financial position or liquidity, other than with respect to the associated collateral as discussed below.
In addition, in July 2007 and November 2008, the CRA proposed additional adjustments for 1999 and 2000, respectively, relating to other intercompany pricing matters. The adjustments would increase Canadian tax due by approximately $260 million (U.S. dollars) plus $250 million (U.S. dollars) of interest through March 31, 2009. It is possible that the CRA will propose similar adjustments for later years. The Company disagrees with the positions taken by the CRA and believes they are without merit. The Company intends to contest the assessments through the CRA appeals process and the courts if necessary. Management believes that resolution of these matters will not have a material effect on the Company’s financial position or liquidity.
In connection with the appeals process for the matters discussed above, during 2007, the Company pledged collateral to two financial institutions, one of which provided a guarantee to the CRA and the other to the Quebec Ministry of Revenue representing a portion of the tax and interest assessed. As a result of the settlement noted above, guarantees required to appeal the disputes were reduced or eliminated and approximately $800 million of associated collateral was released and reclassified from Other Assets to Cash and cash equivalents and Short-term investments. Approximately $150 million additional cash and securities were released from collateral in April 2009. Certain of the cash and investments continue to be collateralized for guarantees required to appeal other Canadian tax disputes. The collateral is included in Deferred income taxes and other current assets and Other Assets in the Consolidated Balance Sheet and totaled approximately $400 million and $1.2 billion at March 31, 2009 and December 31, 2008, respectively.
Capital expenditures totaled $235.1 million and $341.4 million for the first three months of 2009 and 2008, respectively. Capital expenditures for full year 2009 are estimated to be $1.6 billion.
Dividends paid to stockholders were $803.5 million and $830.8 million for the first quarter of 2009 and 2008. In February 2009, the Board of Directors declared a quarterly dividend of $0.38 per share on the Company’s common stock for the second quarter of 2009.
The Company did not purchase any treasury stock during the first quarter of 2009. The Company has approximately $2.4 billion remaining under the July 2002 treasury stock purchase authorization.

In connection with the planned merger with Schering-Plough (see Note 2), on March 8, 2009, Merck entered into a financing commitment letter with JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. (collectively “JPMorgan”), under which JPMorgan committed to provide $7 billion of financing under the following new credit facilities:
•	a $3 billion 364-day senior unsecured interim term loan facility (the “bridge loan facility”);

•	a $3 billion 364-day asset sale revolving credit facility (the “asset sale facility”); and

•	a $1 billion 364-day corporate revolving credit facility (the “incremental facility”).
On March 23, 2009, Merck and JPMorgan completed a preliminary syndication pursuant to which eight co-arrangers committed to provide a total of $6.125 billion of financing under the bridge loan facility, the asset sale facility and the incremental facility. As a result of this syndication, under the terms of the commitment letter, JPMorgan was released from $6.125 billion of its $7 billion commitment to provide financing under the bridge loan facility, the asset sale facility and the incremental facility. In addition, in April 2009, Merck amended its existing $1.5 billion five-year revolving credit facility maturing in 2013 which will allow this existing facility to remain in place after the merger. Merck, JPMorgan and the co-arrangers are working together toward completion of a general syndication of the new credit facilities. The new credit facilities and the amended $1.5 billion five-year revolving credit facility will be used to fund, or backstop commercial paper used to fund, the merger and for other general corporate purposes. However, the Company may replace or refinance certain of the facilities with a combination of short- and long-term permanent debt financing. Merck has incurred commitment fees of approximately $100 million associated with these facilities which are being amortized over the commitment period. The Company may incur up to an additional $100 million in commitment fees. The Company has not yet drawn funding from any of these facilities.
Financial Instruments and Market Risk Disclosure
To manage foreign currency risks of future cash flows derived from foreign currency denominated sales, the Company has an established revenue hedging risk management program in which the Company uses purchased local currency put options and forward contracts to layer in hedges over time to partially hedge anticipated third-party sales.
Critical Accounting Policies
The Company’s significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2008. Certain of these accounting policies are considered critical as disclosed in the Critical Accounting Policies and Other Matters section of Management’s Discussion and Analysis in the Company’s 2008 Annual Report on Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. Other than the adoption of FAS 141R, as discussed in Note 1 to the consolidated financial statements, there have been no significant changes in the Company’s critical accounting policies since December 31, 2008.
Fair Value Measurements
On January 1, 2008, the Company adopted FASB Statement No. 157, Fair Value Measurements, which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. FAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. FAS 157 describes three levels of inputs that may be used to measure fair value (see Note 6 to the consolidated financial statements). At March 31, 2009, the Company’s Level 3 assets of $75.0 million primarily include mortgage-backed and asset-backed securities, as well as certain corporate notes and bonds for which there was a decrease in the observability of market pricing for these investments. On January 1, 2008, the Company had investments in a short-term fixed income fund (the “Fund”). Due to market liquidity conditions, cash redemptions from the Fund were restricted. As a result of this restriction on cash redemptions, the Company did not consider the Fund to be traded in an active market with observable pricing on January 1, 2008 and these amounts were categorized as Level 3. On January 7, 2008, the Company elected to be redeemed-in-kind from the Fund and received its share of the underlying securities of the Fund. As a result, the majority of the underlying securities were transferred out of Level 3 as it was determined these securities had observable markets. As of March 31, 2009, $75.0 million of the investment securities associated with the redemption-in-kind remained classified in Level 3 (approximately 0.8% of the Company’s investment securities) as the securities contained at least one significant input which was unobservable ($48.2 million of which were pledged under certain collateral arrangements (see Note 16 to the consolidated financial statements)). These securities account for the entire balance of the Company’s Level 3 assets at March 31, 2009. These securities were valued primarily using pricing models for which management understands the methodologies. These models incorporate transaction details such as contractual terms, maturity, timing and amount of future cash inflows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at March 31, 2009.

Recently Issued Accounting Standards
In April 2009, the FASB issued Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for an asset or liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value. The Company will adopt the provisions of FSP FAS 157-4 during the second quarter of 2009 and is currently assessing the impact of adoption on its financial position and results of operations.
In April 2009, the FASB issued Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2/124-2”). FSP FAS 115-2/124-2 changes existing guidance for determining whether debt securities are other-than-temporarily impaired and replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. The Company will adopt the provisions of FSP FAS 115-2/124-2 during the second quarter of 2009 and is currently assessing the impact of adoption on its financial position and results of operations.
Also in April 2009, the FASB issued Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1/APB 28-1”). FSP FAS 107-1/APB 28-1 requires disclosures about fair values of financial instruments in interim and annual financial statements. Prior to the issuance of FSP FAS 107-1/APB 28-1, disclosures about fair values of financial instruments were only required to be disclosed annually. FSP FAS 107-1/APB 28-1 requires disclosures about fair value of financial instruments in interim and annual financial statements. The Company will adopt FSP FAS 107-1/APB 28-1 in the second quarter 2009. Since FSP FAS 107-1/APB 28-1 requires only additional disclosures of fair values of financial instruments in interim financial statements, the adoption will not affect the Company’s financial position or results of operations.
In December, 2008, the FASB issued Staff Position FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”), which is effective December 31, 2009. FSP FAS 132(R)-1, amends FASB Statement No. 132R, Employers’ Disclosures about Pensions and other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined pension or other postretirement plan. FSP FAS 132(R)-1 requires disclosures about plan assets including how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and significant concentrations of risk within plan assets. Since FSP FAS 132(R)-1 requires only additional disclosures about the Company’s pension and other postretirement plan assets, the adoption of FSP FAS 132(R)-1 will not affect the Company’s financial position or results of operations.
Legal Proceedings
The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including product liability, intellectual property, and commercial litigation, as well as additional matters such as antitrust actions. The following discussion is limited to recent developments concerning legal proceedings and should be read in conjunction with the consolidated financial statements contained in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Vioxx Litigation
Product Liability Lawsuits
As previously disclosed, individual and putative class actions have been filed against the Company in state and federal courts alleging personal injury and/or economic loss with respect to the purchase or use of Vioxx. All such actions filed in federal court are coordinated in a multidistrict litigation in the U.S. District Court for the Eastern District of Louisiana (the “MDL”) before District Judge Eldon E. Fallon. A number of such actions filed in state court are coordinated in separate coordinated proceedings in state courts in New Jersey, California and Texas, and the counties of Philadelphia, Pennsylvania and Washoe and Clark Counties, Nevada. As of March 31, 2009, the Company had been served or was aware that it had been named as a defendant in approximately 10,625 lawsuits, which include approximately 25,675 plaintiff groups, alleging personal injuries resulting from the use of Vioxx, and in approximately 242 putative class actions alleging personal injuries and/or economic loss. (All of the actions discussed in this paragraph and in “Other Lawsuits” below are collectively referred to as the “Vioxx Product Liability Lawsuits”.) Of these lawsuits, approximately 8,750 lawsuits representing approximately 21,200 plaintiff groups are or are slated to be in the federal MDL and approximately 135 lawsuits representing approximately 135 plaintiff groups are included in a coordinated proceeding in New Jersey Superior Court before Judge Carol E. Higbee.
Of the plaintiff groups described above, most are currently in the Vioxx Settlement Program, described below. As of March 31, 2009, approximately 70 plaintiff groups who were otherwise eligible for the Settlement Program have not participated and their claims remained pending against Merck. In addition, the claims of approximately 400 plaintiff groups who are not eligible for the Settlement Program remain pending against Merck. A number of these 400 plaintiff groups are subject to various motions to dismiss for failure to comply with court-ordered deadlines.
In addition to the Vioxx Product Liability Lawsuits discussed above, the claims of over 28,500 plaintiffs had been dismissed as of March 31, 2009. Of these, there have been over 5,775 plaintiffs whose claims were dismissed with prejudice (i.e., they cannot be brought again) either by plaintiffs themselves or by the courts. Over 22,700 additional plaintiffs have had their claims dismissed without prejudice (i.e., subject to the applicable statute of limitations, they can be brought again). Of these, approximately 13,750 plaintiff groups represent plaintiffs who had lawsuits pending in the New Jersey Superior Court at the time of the Settlement Agreement described below and who enrolled in the program established by the Settlement Agreement (the “Settlement Program”). Judge Higbee has dismissed these cases without prejudice for administrative reasons.
On November 9, 2007, Merck announced that it had entered into an agreement (the “Settlement Agreement”) with the law firms that comprise the executive committee of the Plaintiffs’ Steering Committee (“PSC”) of the federal Vioxx MDL, as well as representatives of plaintiffs’ counsel in the Texas, New Jersey and California state coordinated proceedings, to resolve state and federal myocardial infarction (“MI”) and ischemic stroke (“IS”) claims filed as of that date in the United States. The Settlement Agreement, which also applies to tolled claims, was signed by the parties after several meetings with three of the four judges overseeing the coordination of more than 95% of the U.S. Vioxx Product Liability Lawsuits. The Settlement Agreement applies only to U.S. legal residents and those who allege that their MI or IS occurred in the United States.
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
The Settlement Agreement provides that Merck does not admit causation or fault. The Settlement Agreement also provided that Merck’s payment obligations would be triggered only if, among other conditions, (1) law firms on the federal and state PSCs and firms that have tried cases in the coordinated proceedings elect to recommend enrollment in the program to 100% of their clients who allege either MI or IS, and (2) by June 30, 2008, plaintiffs enroll in the Settlement Program at least 85% of each of all currently pending and tolled (i) MI claims, (ii) IS claims, (iii) eligible MI and IS claims together which involve death, and (iv) eligible MI and IS claims together which allege more than 12 months of use. Under the terms of the Settlement Agreement, Merck could exercise a right to walk away from the Settlement Agreement if the thresholds and other requirements were not met. The Company waived that right as of August 4, 2008. The waiver of that right triggered Merck’s obligation to pay a fixed total of $4.85 billion. Payments will be made in installments into the settlement funds. The first payment of $500 million was made into the MI Settlement Fund in August 2008 and an additional payment of $250 million was made in October 2008. Interim payments have been made to certain plaintiffs who alleged that they suffered an MI. Payments of $12 million and $3 million were made in February and March 2009, respectively, into the IS Settlement Fund. In addition, in April 2009, payments of $110 million and $12 million were made into the MI and IS Settlement Funds, respectively. Interim payments to IS claimants began on February 27, 2009. Additional payments will be made on a periodic basis going forward, when and as needed to fund payments of claims and administrative expenses. During 2009, the Company anticipates that it will make total payments of $3.4 billion into the Vioxx settlement funds pursuant to the Settlement Agreement. However, if the pending merger with Schering-Plough is completed in 2009, as expected, the Company expects it will also pay the remaining approximately $700 million into the IS Settlement Fund.
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
There is one U.S. Vioxx Product Liability Lawsuit currently scheduled for trial in 2009. The Company has previously disclosed the outcomes of several Vioxx Product Liability Lawsuits that were tried prior to 2009.
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
The first, McDarby, was originally tried along with a second plaintiff, Cona, in April 2006, in the Superior Court of New Jersey, Law Division, Atlantic County. The jury returned a split verdict. The jury determined that Vioxx did not substantially contribute to the heart attack of Mr. Cona, but did substantially contribute to the heart attack of Mr. McDarby. The jury also concluded that, in each case, Merck violated New Jersey’s consumer fraud statute, which allows plaintiffs to receive their expenses for purchasing the drug, trebled, as well as reasonable attorneys’ fees. The jury awarded $4.5 million in compensatory damages to Mr. McDarby and his wife, who also was a plaintiff in that case, as well as punitive damages of $9 million. On June 8, 2007, Judge Higbee denied Merck’s motion for a new trial. On June 15, 2007, Judge Higbee awarded approximately $4 million in the aggregate in attorneys’ fees and costs. The Company has appealed the judgments in both cases and the Appellate Division held oral argument on both cases on January 16, 2008. On May 29, 2008, the New Jersey Appellate Division vacated the consumer fraud awards in both cases on the grounds that the Product Liability Act provides the sole remedy for personal injury claims. The Appellate Division also vacated the McDarby punitive damage award on the grounds of federal preemption and vacated the attorneys’ fees and costs awarded under the Consumer Fraud Act in both cases. The Court upheld the McDarby compensatory award. The Company has filed with the Supreme Court of New Jersey a petition to appeal those parts of the trial court’s rulings that the Appellate Division affirmed. Plaintiffs filed a cross-petition to appeal those parts of the trial court’s rulings that the Appellate Division reversed. On October 8, 2008, the Supreme Court of New Jersey granted Merck’s petition for certification of appeal, limited solely to the issue of whether the Federal Food, Drug and Cosmetic Act preempts state law tort claims predicated on the alleged inadequacy of warnings contained in Vioxx labeling that was approved by the FDA. The court denied the plaintiff’s cross-petition. On December 4, 2008, the New Jersey Supreme Court granted Merck’s motion to stay the appeal pending the issuance of a decision from the United States Supreme Court in Wyeth v. Levine. On March 4, 2009, the U.S. Supreme Court issued its opinion in Wyeth v. Levine. On April 6, 2009, Merck filed a supplemental brief.
As previously reported, in September 2006, Merck filed a notice of appeal of the August 2005 jury verdict in favor of the plaintiff in the Texas state court case, Ernst v. Merck. On May 29, 2008, the Texas Court of Appeals reversed the trial court’s judgment and issued a judgment in favor of Merck. The Court of Appeals found the evidence to be legally insufficient on the issue of causation.

Plaintiffs have filed a motion for rehearing en banc in the Court of Appeals. Merck filed a response in October 2008. In January 2009, plaintiffs filed a reply in support of their rehearing motion. On February 11, 2009, Merck filed a reply.
As previously reported, in April 2006, in Garza v. Merck, a jury in state court in Rio Grande City, Texas returned a verdict in favor of the family of decedent Leonel Garza. The jury awarded a total of $7 million in compensatory damages to Mr. Garza’s widow and three sons. The jury also purported to award $25 million in punitive damages even though under Texas law, in this case, potential punitive damages were capped at $750,000. On May 14, 2008, the San Antonio Court of Appeals reversed the judgment and rendered a judgment in favor of Merck. On December 10, 2008, the Court of Appeals, on rehearing, vacated its prior ruling and issued a replacement. In the new ruling, the Court ordered a take-nothing judgment for Merck on the design defect claim, but reversed and remanded for a new trial as to the strict liability claim because of juror misconduct. On January 26, 2009, Merck filed a petition for review with the Texas Supreme Court. Plaintiffs filed their response on February 25, 2009.
Other Lawsuits
As previously disclosed, on July 29, 2005, a New Jersey state trial court certified a nationwide class of third-party payors (such as unions and health insurance plans) that paid in whole or in part for the Vioxx used by their plan members or insureds. The named plaintiff in that case sought recovery of certain Vioxx purchase costs (plus penalties) based on allegations that the purported class members paid more for Vioxx than they would have had they known of the product’s alleged risks. On March 31, 2006, the New Jersey Superior Court, Appellate Division, affirmed the class certification order. On September 6, 2007, the New Jersey Supreme Court reversed the certification of a nationwide class action of third-party payors, finding that the suit did not meet the requirements for a class action. Claims of certain individual third-party payors remain pending in the New Jersey court. Judge Higbee lifted the stay in these cases and the cases are currently in the discovery phase. A status conference with the court took place in January 2009 to discuss scheduling issues in these cases, including the selection of early trial pool cases.
The New Jersey Superior Court heard argument on plaintiffs’ motion for class certification in Martin-Kleinman v. Merck, which is a putative consumer class action, on December 5, 2008. On March 17, 2009, the Court denied the motion for class certification.
There are also pending in various U.S. courts putative class actions purportedly brought on behalf of individual purchasers or users of Vioxx asserting claims for reimbursement of alleged economic loss. The majority of these cases are at early procedural stages. On June 12, 2008, a Missouri state court certified a class of Missouri plaintiffs seeking reimbursement for out-of-pocket costs relating to Vioxx. The plaintiffs do not allege any personal injuries from taking Vioxx. The Missouri Court of Appeals heard oral argument in the case on March 31, 2009. During the pendency of the appeal, discovery is proceeding in the lower court. On February 3, 2009, Judge Fallon dismissed the master personal injury/wrongful death class action master complaint and the medical monitoring class action master complaint in the MDL.
Plaintiffs also have filed a class action in California state court seeking certification of a class of California third-party payors and end-users. The court heard oral argument on plaintiffs’ motion for class certification on February 19, 2009.
The Company has also been named as a defendant in eighteen separate lawsuits brought by government entities, including the Attorneys General of ten states, five counties, the City of New York, and private citizens (who have brought qui tam and taxpayer derivative suits). These actions allege that the Company misrepresented the safety of Vioxx and seek (i) recovery of the cost of Vioxx purchased or reimbursed by the state and its agencies; (ii) reimbursement of all sums paid by the state and its agencies for medical services for the treatment of persons injured by Vioxx; (iii) damages under various common law theories; and/or (iv) remedies under various state statutory theories, including state consumer fraud and/or fair business practices or Medicaid fraud statutes, including civil penalties. One of the lawsuits brought by the counties is a class action filed by Santa Clara County, California on behalf of all similarly situated California counties.
With the exception of a case filed by the Texas Attorney General (which remains in Texas state court and is currently scheduled for trial in January 2010), a case filed by the Michigan Attorney General (which was remanded to state court in January 2009), and one case that has not been removed to federal court, the rest of the actions described in the above paragraph have been transferred to the federal MDL and are in the discovery phase. Merck filed a motion to dismiss the Michigan Attorney General case which was denied.
Shareholder Lawsuits
As previously disclosed, in addition to the Vioxx Product Liability Lawsuits, the Company and various current and former officers and directors are defendants in various putative class actions and individual lawsuits under the federal securities laws and state securities laws (the “Vioxx Securities Lawsuits”). All of the Vioxx Securities Lawsuits pending in federal court have been transferred by the Judicial Panel on Multidistrict Litigation (the “JPML”) to the United States District Court for the District of New Jersey before District Judge Stanley R. Chesler for inclusion in a nationwide MDL (the “Shareholder MDL”). Judge Chesler has consolidated the Vioxx Securities Lawsuits for all purposes. The putative class action, which requested damages on behalf of purchasers of Company stock between May 21, 1999 and October 29, 2004, alleged that the defendants made false and misleading statements regarding Vioxx in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and sought unspecified compensatory damages and the costs of suit, including attorneys’ fees. The complaint also asserted claims under Section 20A of the Securities and Exchange Act against certain defendants relating to their sales of Merck stock and under Sections 11, 12 and 15 of the Securities Act of 1933 against certain defendants based on statements in a registration statement and certain prospectuses filed in connection with the Merck Stock Investment Plan, a dividend reinvestment plan. On April 12, 2007, Judge Chesler granted defendants’ motion to dismiss the complaint with prejudice. Plaintiffs appealed Judge Chesler’s decision to the United States Court of Appeals for the Third Circuit. On September 9, 2008, the Third Circuit issued an opinion reversing Judge Chesler’s order and remanding the case to the District Court. On September 23, 2008, Merck filed a petition seeking rehearing en banc, which was denied. The case was remanded to the District Court in October 2008, and plaintiffs have filed their Consolidated and Fifth Amended Class Action Complaint. Merck filed a petition for a writ of certiorari with the United States Supreme Court on January 15, 2009. On March 23, 2009, plaintiffs filed a response to Merck’s petition and, on April 7, 2009, Merck filed a reply brief. Merck expects to file a motion to dismiss the Fifth Amended Class Action Complaint.
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
As previously disclosed, various shareholder derivative actions filed in federal court were transferred to the Shareholder MDL and consolidated for all purposes by Judge Chesler (the “Vioxx Derivative Lawsuits”). On May 5, 2006, Judge Chesler granted defendants’ motion to dismiss and denied plaintiffs’ request for leave to amend their complaint. Plaintiffs appealed, arguing that Judge Chesler erred in denying plaintiffs’ leave to amend their complaint with materials acquired during discovery. On July 18, 2007, the United States Court of Appeals for the Third Circuit reversed the District Court’s decision on the grounds that Judge Chesler should have allowed plaintiffs to make use of the discovery material to try to establish demand futility, and remanded the case for the District Court’s consideration of whether, even with the additional materials, plaintiffs’ request to amend their complaint would still be futile. Plaintiffs filed their brief in support of their request for leave to amend their complaint in November 2007. The Court denied the motion in June 2008 and closed the case. Plaintiffs have appealed Judge Chesler’s decision to the United States Court of Appeals for the Third Circuit. The appeal has now been fully briefed.
In addition, as previously disclosed, various putative class actions filed in federal court under the Employee Retirement Income Security Act (“ERISA”) against the Company and certain current and former officers and directors (the “Vioxx ERISA Lawsuits” and, together with the Vioxx Securities Lawsuits and the Vioxx Derivative Lawsuits, the “Vioxx Shareholder Lawsuits”) have been transferred to the Shareholder MDL and consolidated for all purposes. The consolidated complaint asserts claims on behalf of certain of the Company’s current and former employees who are participants in certain of the Company’s retirement plans for breach of fiduciary duty. The lawsuits make similar allegations to the allegations contained in the Vioxx Securities Lawsuits. On July 11, 2006, Judge Chesler granted in part and denied in part defendants’ motion to dismiss the ERISA complaint. In October 2007, plaintiffs moved for certification of a class of individuals who were participants in and beneficiaries of the Company’s retirement savings plans at any time between October 1, 1998 and September 30, 2004 and whose plan accounts included investments in the Merck Common Stock Fund and/or Merck common stock. On February 9, 2009, the Court denied the motion for certification of a class as to one count and granted the motion as to the remaining counts. The Court also limited the class to those individuals who were participants in and beneficiaries of the Company’s retirement savings plans who suffered a loss due to their investments in Merck stock through the plans and who did not execute a settlement releasing their claims. On October 6, 2008, defendants filed a motion for judgment on the pleadings seeking dismissal of the complaint. Judge Chesler entered an order denying the motion on March 24, 2009. On December 24, 2008, plaintiffs filed a motion for partial summary judgment against certain individual defendants. Plaintiffs’ motion is fully briefed and pending. Discovery is ongoing in this litigation.
As previously disclosed, on October 29, 2004, two individual shareholders made a demand on the Company’s Board to take legal action against Mr. Raymond Gilmartin, former Chairman, President and Chief Executive Officer, and other individuals for allegedly causing damage to the Company with respect to the allegedly improper marketing of Vioxx. In December 2004, the Special Committee of the Board of Directors retained the Honorable John S. Martin, Jr. of Debevoise & Plimpton LLP to conduct an independent investigation of, among other things, the allegations set forth in the demand. Judge Martin’s report was made public in September 2006. Based on the Special Committee’s recommendation made after careful consideration of the Martin report and the impact that derivative litigation would have on the Company, the Board rejected the demand. On October 11, 2007, the shareholders filed a lawsuit in state court in Atlantic County, New Jersey against current and former executives and directors of the Company alleging that the Board’s rejection of their demand was unreasonable and improper, and that the defendants breached various duties to the Company in allowing Vioxx to be marketed. The current and former executive and director defendants filed motions to dismiss the complaint in June 2008. On October 30, 2008, proceedings in the case were stayed through March 1, 2009. On November 21, 2008, the pending motions to dismiss were denied without prejudice in light of the stay. Defendants have informed the Court that they will renew their motions to dismiss and the Court has scheduled a conference for June 2, 2009.
International Lawsuits
As previously disclosed, in addition to the lawsuits discussed above, the Company has been named as a defendant in litigation relating to Vioxx in various countries (collectively, the “Vioxx Foreign Lawsuits”) in Europe, as well as Canada, Brazil, Argentina, Australia, Turkey, and Israel, as well as in The Philippines and Singapore.
On May 30, 2008, the provincial court of Queen’s Bench in Saskatchewan, Canada entered an order certifying a class of Vioxx users in Canada, except those in Quebec. The class includes individual purchasers who allege inducement to purchase by unfair marketing practices; individuals who allege Vioxx was not of acceptable quality, defective or not fit for the purpose of managing pain associated with approved indications; or ingestors who claim Vioxx caused or exacerbated a cardiovascular or gastrointestinal condition. On June 17, 2008, the Court of Appeal for Saskatchewan granted the Company leave to appeal the certification order and the appeal was argued before that court in September and November 2008. On March 30, 2009, the Court of Appeal released its decision granting the Company’s appeal and quashing the certification order. On July 28, 2008, the Superior Court in Ontario denied the Company’s motion to stay class proceedings in Ontario, which had been based on the earlier certification order entered in Saskatchewan, and decided to certify an overlapping class of Vioxx users in Canada, except those in Quebec and Saskatchewan, who allege negligence and an entitlement to elect to waive the tort. On November 24, 2008, the Ontario Divisional Court granted the Company’s motion for leave to appeal the Superior Court’s decision denying the stay of the Ontario class proceedings and denied the Company’s motion to appeal the certification order. The Company’s appeal was heard by the Ontario Divisional Court in February 2009. On February 13, 2009, the Divisional Court declined to set aside the order denying the stay. The Company has filed a motion for leave to appeal to the Ontario Court of Appeal, which is pending before that court. Earlier, in November 2006, the Superior Court in Quebec authorized the institution of a class action on behalf of all individuals who, in Quebec, consumed Vioxx and suffered damages arising out of its ingestion. The plaintiffs have not instituted an action based upon that authorization.
A trial in a representative action in Australia commenced on March 30, 2009, in the Federal Court of Australia. The named plaintiff, who alleges he suffered an MI, seeks to represent others in Australia who ingested Vioxx and suffered an MI, thrombotic stroke, unstable angina, transient ischemic attack or peripheral vascular disease. On November 24, 2008, the Company filed a motion for an order that the proceeding no longer continue as a representative proceeding. During a hearing on December 5, 2008, the court dismissed that motion and, on January 9, 2009, issued its reasons for that decision. On February 17, 2009, the Company’s motion for leave to appeal that decision to the full Federal Court was denied and the parties were directed to prepare proposed lists of issues to be tried. On March 11, 2009, the full Federal Court allowed the Company’s appeal of that part of the trial judge’s order that had declined to specify the matters to be tried and directed further proceedings on remand on that issue. On March 30, 2009, the trial judge entered an order directing that, in advance of all other issues in the proceeding, the issues to be determined during the trial are those issues of fact and law in the named plaintiff’s individual case, and those issues of fact and law that the trial judge finds, after hearing the evidence, are common to the claims of the group members that the named plaintiff has alleged that he represents.
Additional Lawsuits
Based on media reports and other sources, the Company anticipates that additional Vioxx Product Liability Lawsuits, Vioxx Shareholder Lawsuits and Vioxx Foreign Lawsuits (collectively, the “Vioxx Lawsuits”) may be filed against it and/or certain of its current and former officers and directors in the future.
Insurance
As previously disclosed, the Company has Directors and Officers insurance coverage applicable to the Vioxx Securities Lawsuits and Vioxx Derivative Lawsuits with stated upper limits of approximately $190 million. The Company has Fiduciary and other insurance for the Vioxx ERISA Lawsuits with stated upper limits of approximately $275 million. As a result of the previously disclosed arbitration, additional insurance coverage for these claims should also be available, if needed, under upper-level excess policies that provide coverage for a variety of risks. There are disputes with the insurers about the availability of some or all of the Company’s insurance coverage for these claims and there are likely to be additional disputes. The amounts actually recovered under the policies discussed in this paragraph may be less than the stated upper limits.
Investigations
As previously disclosed, in November 2004, the Company was advised by the staff of the SEC that it was commencing an informal inquiry concerning Vioxx. On January 28, 2005, the Company announced that it received notice that the SEC issued a formal notice of investigation. Also, the Company has received subpoenas from the U.S. Department of Justice (the “DOJ”) requesting information related to the Company’s research, marketing and selling activities with respect to Vioxx in a federal health care investigation under criminal statutes. This investigation includes subpoenas for witnesses to appear before a grand jury. In March 2009, Merck received a letter from the U.S. Attorney’s Office for the District of Massachusetts identifying it as a target of the grand jury investigation regarding Vioxx. Further, as previously disclosed, investigations are being conducted by local authorities in certain cities in Europe in order to determine whether any criminal charges should be brought concerning Vioxx. The Company is cooperating with these governmental entities in their respective investigations (the “Vioxx Investigations”). The Company cannot predict the outcome of these inquiries; however, they could result in potential civil and/or criminal dispositions.
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
The Company currently anticipates that one U.S. Vioxx Product Liability Lawsuit will be tried in 2009. The Company cannot predict the timing of any other trials related to the Vioxx Litigation. The Company believes that it has meritorious defenses to the Vioxx Lawsuits and will vigorously defend against them. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek indeterminate damages, the Company is unable to predict the outcome of these matters, and at this time cannot reasonably estimate the possible loss or range of loss with respect to the Vioxx Lawsuits not included in the Settlement Program. The Company has not established any reserves for any potential liability relating to the Vioxx Lawsuits not included in the Settlement Program or the Vioxx Investigations. Unfavorable outcomes in the Vioxx Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.
Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. As of December 31, 2008, the Company had an aggregate reserve of approximately $4.379 billion (the “Vioxx Reserve”) for the Settlement Program and the Company’s future legal defense costs related to the Vioxx Litigation.
During the first quarter of 2009, the Company spent approximately $54 million in the aggregate in legal defense costs worldwide related to (i) the Vioxx Product Liability Lawsuits, (ii) the Vioxx Shareholder Lawsuits, (iii) the Vioxx Foreign Lawsuits, and (iv) the Vioxx Investigations (collectively, the “Vioxx Litigation”). In addition, in the first quarter of 2009, the Company paid an additional $15 million into the settlement funds in connection with the Settlement Program. Consequently, as of March 31, 2009, the aggregate amount of the Vioxx Reserve was approximately $4.310 billion, which is included in Accrued and other current liabilities on the Consolidated Balance Sheet. Some of the significant factors considered in the review of the Vioxx Reserve were as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of the Vioxx Litigation, including the Settlement Agreement and the expectation that certain lawsuits will continue to be pending; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the Vioxx Litigation. The amount of the Vioxx Reserve as of March 31, 2009 allocated solely to defense costs represents the Company’s best estimate of the minimum amount of defense costs to be incurred in connection with the remaining aspects of the Vioxx Litigation; however, events such as additional trials in the Vioxx Litigation and other events that could arise in the course of the Vioxx Litigation could affect the ultimate amount of defense costs to be incurred by the Company.
The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the Vioxx Reserve at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.
Other Product Liability Litigation
As previously disclosed, the Company is a defendant in product liability lawsuits in the United States involving Fosamax (the “Fosamax Litigation”). As of March 31, 2009, approximately 856 cases, which include approximately 1,237 plaintiff groups, had been filed and were pending against Merck in either federal or state court, including one case which seeks class action certification, as well as damages and/or medical monitoring. In these actions, plaintiffs allege, among other things, that they have suffered osteonecrosis of the jaw, generally subsequent to invasive dental procedures, such as tooth extraction or dental implants and/or delayed healing, in association with the use of Fosamax. On August 16, 2006, the JPML ordered that the Fosamax product liability cases pending in federal courts nationwide should be transferred and consolidated into one multidistrict litigation (the “Fosamax MDL”) for coordinated pre-trial proceedings. The Fosamax MDL has been transferred to Judge John Keenan in the United States District Court for the Southern District of New York. As a result of the JPML order, approximately 699 of the cases are before Judge Keenan. Judge Keenan has issued a Case Management Order (and various amendments thereto) setting forth a schedule governing the proceedings which focused primarily upon resolving the class action certification motions in 2007 and completing fact discovery in an initial group of 25 cases by October 1, 2008. Briefing and argument on plaintiffs’ motions for certification of medical monitoring classes were completed in 2007 and Judge Keenan issued an order denying the motions on January 3, 2008. On January 28, 2008, Judge Keenan issued a further order dismissing with prejudice all class claims asserted in the first four class action lawsuits filed against Merck that sought personal injury damages and/or medical monitoring relief on a class wide basis. In October 2008, Judge Keenan issued an order requiring that Daubert motions be filed in May 2009 and scheduling trials in the first three cases in the MDL for August 2009, October 2009, and January 2010, respectively. A trial is scheduled in Alabama state court later in 2009.
In addition, in July 2008, an application was made by the Atlantic County Superior Court of New Jersey requesting that all of the Fosamax cases pending in New Jersey be considered for mass tort designation and centralized management before one judge in New Jersey. On October 6, 2008, the New Jersey Supreme Court ordered that all pending and future actions filed in New Jersey arising out of the use of Fosamax and seeking damages for existing dental and jaw-related injuries, including osteonecrosis of the jaw, but not solely seeking medical monitoring, be designated as a mass tort for centralized management purposes before Judge Higbee in Atlantic County Superior Court. As a result of the New Jersey Supreme Court’s order, approximately 130 cases were coordinated as of March 31, 2009 before Judge Higbee, who has begun setting various case management deadlines during the second quarter of 2009.
Discovery is ongoing in both the Fosamax MDL litigation as well as in various state court cases. The Company intends to defend against these lawsuits.
As of December 31, 2008, the Company had a remaining reserve of approximately $33 million solely for its future legal defense costs for the Fosamax Litigation. During the first quarter of 2009, the Company spent approximately $9 million. Consequently, as of March 31, 2009, the Company had a reserve of approximately $24 million solely for its future legal defense costs for the Fosamax Litigation. Some of the significant factors considered in the establishment of the reserve for the Fosamax Litigation legal defense costs were as follows: the actual costs incurred by the Company thus far; the development of the Company’s legal defense strategy and structure in light of the creation of the Fosamax MDL; the number of cases being brought against the Company; and the anticipated timing, progression, and related costs of pre-trial activities in the Fosamax Litigation. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves. Due to the uncertain nature of litigation, the Company is unable to estimate its costs beyond the completion of the first three federal trials discussed above. The Company has not established any reserves for any potential liability relating to the Fosamax Litigation. Unfavorable outcomes in the Fosamax Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.
Vytorin/Zetia Litigation
As previously disclosed, the Company and its joint venture partner, Schering-Plough, have received several letters addressed to both companies from the House Committee on Energy and Commerce, its Subcommittee on Oversight and Investigations (“O&I”), and the Ranking Minority Member of the Senate Finance Committee, collectively seeking a combination of witness interviews, documents and information on a variety of issues related to the ENHANCE clinical trial, the sale and promotion of Vytorin, as well as sales of stock by corporate officers. In addition, since August 2008, the companies have received three additional letters from O&I, including one dated February 19, 2009, seeking certain information and documents related to the SEAS clinical trial. As previously disclosed, the companies have each received subpoenas from the New York and New Jersey State Attorneys General Offices and a letter from the Connecticut Attorney General seeking similar information and documents. In addition, the Company has received six Civil Investigative Demands (“CIDs”) from a multistate group of 34 State Attorneys General who are jointly investigating whether the companies violated state consumer protection laws when marketing Vytorin. Finally, in September 2008, the Company received a letter from the Civil Division of the DOJ informing it that the DOJ is investigating whether the companies’ conduct relating to the promotion of Vytorin caused false claims to be submitted to federal health care programs. The Company is cooperating with these investigations and working with Schering-Plough to respond to the inquiries. In addition, the Company has become aware of or been served with approximately 145 civil class action lawsuits alleging common law and state consumer fraud claims in connection with the MSP Partnership’s sale and promotion of Vytorin and Zetia. Certain of those lawsuits allege personal injuries and/or seek medical monitoring. These actions, which have been filed in or transferred to federal court, are coordinated in a multidistrict litigation in the U.S. District Court for the District Court of New Jersey before District Judge Dennis M. Cavanaugh. One similar lawsuit is pending in Pennsylvania state court. The parties are presently engaged in motions practice and briefing.
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
As previously disclosed, in February 2007, the Company received a notice from Teva Pharmaceuticals, Inc. (“Teva”), a generic company, indicating that it had filed an ANDA for montelukast and that it is challenging the U.S. patent that is listed for Singulair. On April 2, 2007, the Company filed a patent infringement action against Teva. The lawsuit automatically stays FDA approval of Teva’s ANDA until August 2009 or until an adverse court decision, if any, whichever may occur earlier. A trial in this matter was held in February, 2009. The Company is awaiting the court’s decision which the Company expects to receive before the stay expires in August 2009.
As previously disclosed, in September 2004, the Company appealed a decision of the Opposition Division of the European Patent Office (“EPO”) that revoked the Company’s patent in Europe that covers the once-weekly administration of alendronate. On March 14, 2006, the Board of Appeal of the EPO upheld the decision of the Opposition Division revoking the patent. On March 28, 2007, the EPO issued another patent in Europe to the Company that covers the once-weekly administration of alendronate. Under its terms, this new patent is effective until July 2018. The Company has sued multiple parties in European countries asserting its European patent covering once-weekly dosing of Fosamax. Oppositions have been filed in the EPO against this patent. In a hearing held March 17-18, 2009, the Opposition Division of the EPO issued an appealable decision revoking this patent. The Company is currently considering its options.
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

Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no changes in internal control over financial reporting, for the period covered by this report, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has decided to delay beyond 2009 certain aspects of the planned implementation in the United States of an enterprise wide resource planning system while still continuing to evaluate the transition of certain financial functions into regionalized shared service environments.
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
The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors, including risk factors, described in the Company’s filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K. In Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed on February 27, 2009, and in Item 1A. of this Form 10-Q, the Company discusses in more detail various important factors that could cause actual results to differ from expected or historic results. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.

PART II — Other Information
Item 1. Legal Proceedings
Information with respect to certain legal proceedings is incorporated by reference from Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part I of this report.
Item 1A. Risk Factors
Risk Factors Relating to the Merger with Schering-Plough Corporation
The pending merger with Schering-Plough is subject to the receipt of certain required clearances or approvals from governmental entities that could delay the completion of the merger or impose conditions that could have a material adverse effect on the combined company.
Completion of the merger is conditioned upon the receipt of certain governmental clearances or approvals, including, without limitation, the expiration or termination of the applicable waiting period under the HSR Act, the issuance by the European Commission (“EC”) of a decision under the EC Merger Regulation declaring the merger compatible with the common market, and the clearance or approval of the merger by the antitrust regulators in Canada, China, Mexico and Switzerland. Although Merck and Schering-Plough have agreed in the merger agreement to use reasonable best efforts to obtain the requisite governmental approvals, there can be no assurance that these clearances and approvals will be obtained. In addition, the governmental authorities from which these clearances and approvals are required may impose conditions on the completion of the merger or require changes to the terms of the merger. Under the terms of the merger agreement, Merck and Schering-Plough are required to use their reasonable best efforts to obtain governmental clearances or approvals necessary to complete the merger, including using reasonable best efforts to divest certain specified assets and certain unspecified assets so long as the divestiture of the unspecified assets would not result in the one year loss of net sales revenues (measured by net 2008 sales revenue) in excess of $1 billion. If the combined company becomes subject to any material conditions, or is required to divest of material assets, in order to obtain any clearances or approvals required to complete the merger, the business and results of operations of the combined company may be adversely affected.
Any delay in completing the pending merger with Schering-Plough beyond the fourth quarter of 2009 may reduce or eliminate the benefits expected.
In addition to receipt of financing and required antitrust clearances and approvals, the merger is subject to a number of other conditions beyond the parties’ control that may prevent, delay or otherwise materially adversely affect the completion of the transaction. We cannot predict with certainty whether and when these other conditions will be satisfied. Any delay in completing the merger beyond the fourth quarter of 2009 could cause the combined company not to realize, or delay the realization of, some or all of the cost savings and other benefits we expect to achieve from the transaction.
Merck’s inability to obtain the financing necessary to complete the transaction could delay or prevent the completion of our pending merger with Schering-Plough.
Under the terms of our merger agreement with Schering-Plough, even if the conditions to closing are satisfied, if the full proceeds of the financing necessary to complete the transaction are not available, the closing may be delayed until the date, if any, on which the proceeds of the financing are available. Moreover, the merger agreement may be terminated if the full proceeds of the required financing are not available to Merck by the drop-dead date under the merger agreement, which may be extended to as late as March 8, 2010. In addition, Merck would be required to pay Schering-Plough a termination fee of $2.5 billion and reimburse Schering-Plough’s expenses up to a maximum of $150 million if the merger agreement is terminated because the merger has not occurred by the drop dead date by reason of the fact that the proceeds of the financing are not available to Merck and all of Merck’s closing conditions have been fulfilled.
Although we received a commitment from JPMorgan Chase Bank, N.A. to provide $7.0 billion of financing to complete the pending merger (and an additional $1.5 billion of financing if we would have been unable to amend our $1.5 billion five-year revolving credit facility, which we amended on April 20, 2009, to allow it to remain in place after the merger), the commitment is subject to various conditions including the absence of any material adverse change with respect to the combined company, the negotiation of definitive documentation with respect to the financing, satisfaction of a pro forma maximum debt to capitalization ratio, and other closing conditions. On March 23, 2009, JPMorgan completed a preliminary syndication to eight co-arrangers — Bank of America, BNP Paribas, Citibank, Credit Suisse, HSBC, The Royal Bank of Scotland plc, Banco Santander and UBS. We expect that JPMorgan and the eight co-arrangers will complete a further syndication to a total of 20 additional lenders. After giving effect to this further syndication, the syndicate will include a total of 29 lenders, including JPMorgan and the eight co-arrangers, each of which will be committed to provide between $50 million and $575 million of the $7.0 billion of committed financing. Under the terms of the commitment letter, neither JPMorgan nor the co-arrangers is responsible for the failure of any other member of the syndicate to provide its committed portion of the financing. Although we expect to obtain in a timely manner the financing necessary to complete the pending merger, if we are unable to timely obtain the financing because one of the conditions to the financing fails to be satisfied or one or more of the member of the syndicate defaults on its obligation to provide its committed portion of the financing (and the commitments of any defaulting syndicate members cannot be replaced on a timely basis), the closing of the merger could be significantly delayed or may not occur at all.
The combined company may fail to realize the anticipated cost savings, revenue enhancements and other benefits expected from the merger, which could adversely affect the value of the combined company’s common stock after the merger.
The success of the merger will depend, in part, on the combined company’s ability to successfully combine the businesses of Merck and Schering-Plough and realize the anticipated benefits and cost savings from the combination of the two companies. If the combined company is unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits and cost savings of the merger may not be realized fully or at all or may take longer to realize than expected and the value of the combined company’s common stock may be adversely affected.
Merck and Schering-Plough have operated and, until the completion of the merger, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees, result in the disruption of each company’s ongoing businesses or identify inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, suppliers, distributors, creditors, lessors, clinical trial investigators or managers or to achieve the anticipated benefits of the merger.
Specifically, issues that must be addressed in integrating the operations of Merck and Schering-Plough in order to realize the anticipated benefits of the merger include, among other things:
•	integrating the research and development, manufacturing, distribution, marketing and promotion activities and information technology systems of Merck and Schering-Plough;

•	conforming standards, controls, procedures and policies, business cultures and compensation structures between the companies;

•	consolidating corporate and administrative infrastructures;

•	consolidating sales and marketing operations;

•	retaining existing customers and attracting new customers;

•	identifying and eliminating redundant and underperforming operations and assets;

•	coordinating geographically dispersed organizations;

•	managing tax costs or inefficiencies associated with integrating the operations of the combined company; and

•	making any necessary modifications to operating control standards to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder.
Integration efforts between the two companies will also divert management attention and resources. An inability to realize the full extent of, or any of, the anticipated benefits of the merger, as well as any delays encountered in the integration process, could have an adverse effect on the combined company’s business and results of operations, which may affect the value of the shares of the combined company’s common stock.
In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual cost and sales synergies, if achieved at all, may be lower than we expect and may take longer to achieve than anticipated. If the combined company is not able to adequately address these challenges, the combined company may be unable to successfully integrate the operations of Merck and Schering-Plough, or to realize the anticipated benefits of the integration of the two companies.
Delays encountered in the integration process could have a material adverse effect on the revenues, expenses, operating results and financial condition of the combined company. Although we expect significant benefits, such as increased cost savings, to result from the merger, there can be no assurance that the combined company will realize any of these anticipated benefits.
We, Schering-Plough and the combined company will incur significant transaction and merger related transition costs in connection with the merger.
We expect that we, Schering-Plough and the combined company will incur significant costs in connection with consummating the merger and integrating the operations of the two companies, with a significant portion of such costs being incurred through the first year after completion of the merger. We continue to assess the magnitude of these costs and additional unanticipated costs may be incurred in the integration of the businesses of Merck and Schering-Plough. Although we believe that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, will offset incremental transaction and merger related costs over time, no assurances can be given that this net benefit will be achieved in the near term, or at all.
We and Schering-Plough will be subject to business uncertainties and contractual restrictions while the merger is pending which could adversely affect our respective businesses.
Uncertainty about the effect of the merger on employees and customers may have an adverse effect on Merck and Schering-Plough and, consequently, on the combined company. Although we intend to take steps to reduce any adverse effects, these uncertainties may impair Merck’s and Schering-Plough’s ability to attract, retain and motivate key personnel until the merger is completed and for a period of time thereafter, and could cause customers, suppliers and others that do business with us to seek to change existing business relationships with Merck and Schering-Plough. Employee retention may be challenging during the pendency of the merger, as employees may experience uncertainty about their future roles with the combined company. If, despite our retention efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, the combined company’s business could be harmed. In addition, the merger agreement restricts Schering-Plough and, to a lesser extent, Merck, without the other party’s consent, from making certain acquisitions and taking other specified actions until we complete the merger or the merger agreement terminates. These restrictions may prevent Merck and Schering-Plough from pursuing otherwise attractive business opportunities and making other changes to their businesses that may arise before we complete the merger or terminate the merger agreement.
Merck, Schering-Plough and, subsequently, the combined company must continue to retain, motivate and recruit executives and other key employees, which may be difficult in light of uncertainty regarding the merger, and failure to do so could negatively affect the combined company.
For the merger to be successful, during the period before the merger is completed, both Merck and Schering-Plough must continue to retain, motivate and recruit executives and other key employees. Moreover, the combined company must be successful at retaining key employees following the completion of the merger. Experienced employees in the pharmaceutical industry are in high demand and competition for their talents can be intense. Employees of both Merck and Schering-Plough may experience uncertainty about their future role with the combined company until, or even after, strategies with regard to the combined company are announced or executed. These potential distractions of the merger may adversely affect the ability of Merck, Schering-Plough or, following completion of the merger, the combined company, to attract, motivate and retain executives and other key employees and keep them focused on applicable strategies and goals. A failure by Merck, Schering-Plough or, following the completion of the merger, the combined company, to retain and motivate executives and other key employees during the period prior to or after the completion of the merger could have a negative impact on the business of Merck, Schering-Plough or the combined company.
The indebtedness of the combined company following the completion of the merger will be substantially greater than our indebtedness on a stand-alone basis and greater than the combined indebtedness of Merck and Schering-Plough existing prior to the transaction. This increased level of indebtedness could adversely affect the combined company, including by reducing funds available for other business purposes.
The indebtedness of Merck and Schering-Plough as of March 31, 2009 was approximately $6.7 billion and $7.9 billion, respectively. The combined company’s pro forma indebtedness as of March 31, 2009, after giving effect to the merger, would be approximately $23.1 billion. As a result of the substantial increase in debt and the cost of that debt, the amount of cash required to service the combined company’s increased indebtedness levels and thus the demands on the combined company’s cash resources may be significantly greater than the percentages of cash flows required to service the indebtedness of Merck individually prior to the transaction. The increased levels of indebtedness could reduce funds available for the combined company’s investment in research and development as well as capital expenditures and other activities, and may create competitive disadvantages for the combined company relative to other companies with lower debt levels.
The combined company may be subject to a dispute with respect to Schering-Plough’s distribution agreement with Johnson & Johnson for Remicade and golimumab.
A subsidiary of Schering-Plough is a party to a distribution agreement with a Johnson & Johnson subsidiary pursuant to which the Schering-Plough subsidiary has rights to distribute and commercialize the rheumatoid arthritis treatment Remicade and golimumab, a next-generation treatment, in certain territories. By its terms, the distribution agreement may be terminated by Johnson & Johnson upon the occurrence of a “change of control” as defined in the distribution agreement with respect to the Schering-Plough subsidiary. We believe that the transaction as structured does not constitute a change of control as defined in the distribution agreement; therefore, we believe that completion of the transaction will not entitle Johnson & Johnson to terminate the distribution agreement.

We and the combined company would vigorously contest any attempt by Johnson & Johnson to terminate the distribution agreement as a result of the transaction. However, if the arbitrator required to hear a dispute under the distribution agreement were to conclude that Johnson & Johnson is permitted to terminate the distribution agreement as a result of the transaction and Johnson & Johnson in fact terminates the distribution agreement following the merger, the combined company would not be able to distribute and commercialize Remicade, which generated sales for Schering-Plough of approximately $2.1 billion in 2008, and would not have the right to commercialize and distribute golimumab in the future. In addition, any agreement reached with Johnson & Johnson to resolve a dispute under the distribution agreement may result in the terms of the distribution agreement being modified in a manner that may reduce the benefits of the distribution agreement to the combined company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 6. Exhibits

Number	Description

2.1	Agreement and Plan of Merger by and among Merck & Co., Inc., Schering-Plough Corporation, Blue, Inc. and Purple, Inc. dated as of March 8, 2009 – Incorporated by reference to Current Report on Form 8-K dated March 8, 2009

3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (May 17, 2007) – Incorporated by reference to Current Report on Form 8-K dated May 17, 2007

3.2	By-Laws of Merck & Co., Inc. (as amended effective February 24, 2009) – Incorporated by reference to Current Report on Form 8-K dated February 24, 2009

10.1	Commitment Letter by and among Merck & Co., Inc., J.P. Morgan Securities Inc. and JPMorgan Chase Bank, N.A. dated as of March 8, 2009 – Incorporated by reference to Current Report on Form 8-K dated March 8, 2009

10.2	Stock option terms for a non-qualified stock option under the Merck & Co., Inc. 2007 Incentive Stock Plan

10.3	Restricted stock unit terms for annual grant under the Merck & Co., Inc. 2007 Incentive Stock Plan

10.4	Restricted stock unit terms for Leader Shares grant under the Merck & Co., Inc. 2007 Incentive Stock Plan

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCK & CO., INC.
Date: May 4, 2009	/s/ Bruce N. Kuhlik
BRUCE N. KUHLIK
Executive Vice President and General Counsel

Date: May 4, 2009	/s/ John Canan
JOHN CANAN
Senior Vice President and Controller

EXHIBIT INDEX

Number	Description

2.1	Agreement and Plan of Merger by and among Merck & Co., Inc., Schering-Plough Corporation, Blue, Inc. and Purple, Inc. dated as of March 8, 2009 – Incorporated by reference to Current Report on Form 8-K dated March 8, 2009

3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (May 17, 2007) – Incorporated by reference to Current Report on Form 8-K dated May 17, 2007

3.2	By-Laws of Merck & Co., Inc. (as amended effective February 24, 2009) – Incorporated by reference to Current Report on Form 8-K dated February 24, 2009

10.1	Commitment Letter by and among Merck & Co., Inc., J.P. Morgan Securities Inc. and JPMorgan Chase Bank, N.A. dated as of March 8, 2009 – Incorporated by reference to Current Report on Form 8-K dated March 8, 2009

10.2	Stock option terms for a non-qualified stock option under the Merck & Co., Inc. 2007 Incentive Stock Plan

10.3	Restricted stock unit terms for annual grant under the Merck & Co., Inc. 2007 Incentive Stock Plan

10.4	Restricted stock unit terms for Leader Shares grant under the Merck & Co., Inc. 2007 Incentive Stock Plan

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer