Form 10-Q
period 2009-06-30
MERCK & CO INC
filed 2009-08-03
CIK 64978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 1-3305
Merck & Co., Inc.
One Merck Drive
Whitehouse Station, N.J. 08889-0100
(908) 423-1000

Incorporated in New Jersey	I.R.S. Employer Identification No. 22-1109110

The number of shares of common stock outstanding as of the close of business on June 30, 2009:

Class	Number of Shares Outstanding

Common Stock	2,108,864,536
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
Signatures
EXHIBIT INDEX
EX-3.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — Financial Information
Item 1. Financial Statements
MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF INCOME
(Unaudited, $ in millions except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Sales	$5,899.9	$6,051.8	$11,285.1	$11,873.9

Costs, Expenses and Other
Materials and production	1,353.9	1,396.5	2,687.7	2,634.6
Marketing and administrative	1,729.5	1,930.2	3,362.5	3,784.7
Research and development	1,395.3	1,169.3	2,619.5	2,247.6
Restructuring costs	37.4	102.2	101.7	171.9
Equity income from affiliates	(587.1)	(523.0)	(1,173.0)	(1,175.1)
Other (income) expense, net	3.6	(112.8)	(63.6)	(2,322.0)

	3,932.6	3,962.4	7,534.8	5,341.7

Income Before Taxes	1,967.3	2,089.4	3,750.3	6,532.2
Taxes on Income	379.0	290.2	706.2	1,398.6

Net Income	$1,588.3	$1,799.2	$3,044.1	$5,133.6

Less: Net Income Attributable to Noncontrolling Interests	32.0	30.9	62.8	62.8
Net Income Attributable to Merck & Co., Inc.	$1,556.3	$1,768.3	$2,981.3	$5,070.8

Basic Earnings per Common Share Attributable to Merck & Co., Inc. Common Shareholders	$0.74	$0.82	$1.41	$2.35

Earnings per Common Share Assuming Dilution Attributable to Merck & Co., Inc. Common Shareholders	$0.74	$0.82	$1.41	$2.34

Dividends Declared per Common Share	$0.38	$0.38	$0.76	$0.76

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited, $ in millions)

	June 30,	December 31,
	2009	2008

Assets
Current Assets
Cash and cash equivalents	$12,457.6	$4,368.3
Short-term investments	4,474.7	1,118.1
Accounts receivable (including non-trade receivables of $629.9 in 2009 and $871.2 in 2008)	3,663.4	3,778.9
Inventories (excludes inventories of $776.1 in 2009 and $587.3 in 2008 classified in Other assets — see Note 8)	2,155.3	2,091.0
Deferred income taxes and other current assets	6,482.9	7,756.3

Total current assets	29,233.9	19,112.6

Investments	110.1	6,491.3

Property, Plant and Equipment, at cost, net of allowance for depreciation of $12,414.1 in 2009 and $12,128.6 in 2008	11,711.3	11,999.6

Goodwill	1,439.0	1,438.7

Other Intangibles, Net	581.1	525.4

Other Assets	6,331.7	7,628.1

	$49,407.1	$47,195.7

Liabilities and Stockholders’ Equity
Current Liabilities
Loans payable and current portion of long-term debt	$2,501.8	$2,297.1
Trade accounts payable	526.5	617.6
Accrued and other current liabilities	7,401.8	9,174.1
Income taxes payable	272.8	1,426.4
Dividends payable	804.2	803.5

Total current liabilities	11,507.1	14,318.7

Long-Term Debt	8,181.1	3,943.3

Deferred Income Taxes and Noncurrent Liabilities	6,982.1	7,766.6

Merck & Co., Inc. Stockholders’ Equity
Common stock, one cent par value
Authorized — 5,400,000,000 shares
Issued — 2,983,508,675 shares	29.8	29.8
Other paid-in capital	8,465.9	8,319.1
Retained earnings	45,072.8	43,698.8
Accumulated other comprehensive loss	(2,549.8)	(2,553.9)

	51,018.7	49,493.8
Less treasury stock, at cost 874,644,139 shares at June 30, 2009 875,818,333 shares at December 31, 2008	30,694.3	30,735.5

Total Merck & Co., Inc. stockholders’ equity	20,324.4	18,758.3

Noncontrolling Interests	2,412.4	2,408.8

Total Equity	22,736.8	21,167.1

	$49,407.1	$47,195.7

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, $ in millions)

	Six Months Ended
	June 30,
	2009	2008

Cash Flows from Operating Activities
Net income	$3,044.1	$5,133.6
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on distribution from AstraZeneca LP	—	(2,222.7)
Equity income from affiliates	(1,173.0)	(1,175.1)
Dividends and distributions from equity affiliates	960.3	3,103.4
Depreciation and amortization	932.6	766.0
Deferred income taxes	649.4	47.5
Share-based compensation	197.1	198.8
Other	(231.0)	(100.6)
Net changes in assets and liabilities	(2,917.9)	(1,842.0)

Net Cash Provided by Operating Activities	1,461.6	3,908.9

Cash Flows from Investing Activities
Capital expenditures	(600.3)	(632.6)
Purchases of securities and other investments	(2,654.4)	(5,583.3)
Proceeds from sales of securities and other investments	5,838.9	5,906.7
Acquisitions of subsidiaries, net of cash acquired	(130.0)	—
Distribution from AstraZeneca LP	—	1,899.3
Decrease in restricted assets	1,550.6	307.7
Other	4.1	(4.0)

Net Cash Provided by Investing Activities	4,008.9	1,893.8

Cash Flows from Financing Activities
Net change in short-term borrowings	214.3	737.4
Proceeds from issuance of debt, net	4,228.0	—
Payments on debt	(7.5)	(1,382.7)
Purchases of treasury stock	—	(1,551.1)
Dividends paid to stockholders	(1,606.9)	(1,652.7)
Proceeds from exercise of stock options	3.0	92.3
Other	(247.4)	(114.9)

Net Cash Provided by (Used by) Financing Activities	2,583.5	(3,871.7)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	35.3	78.1

Net Increase in Cash and Cash Equivalents	8,089.3	2,009.1

Cash and Cash Equivalents at Beginning of Year	4,368.3	5,336.1

Cash and Cash Equivalents at End of Period	$12,457.6	$7,345.2

The accompanying notes are an integral part of this consolidated financial statement.

Notes to Consolidated Financial Statements (unaudited)
1. Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. The interim statements should be read in conjunction with the audited financial statements and notes thereto included in Merck & Co., Inc.’s (“Merck” or the “Company”) Form 8-K filed on May 20, 2009.

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

Recently Adopted Accounting Standards — On January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 141R, Business Combinations (“FAS 141R”), FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”), FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”), Emerging Issues Task Force (“EITF”) Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”), EITF Issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”), EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”) and FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). On April 1, 2009, the Company adopted FASB Statement No. 165, Subsequent Events (“FAS 165”), FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2/124-2”) and FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1/APB
28-1”).

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

FAS 160 provides guidance for the accounting, reporting and disclosure of noncontrolling interests and requires, among other things, that noncontrolling interests be recorded as equity in the consolidated financial statements. The adoption of this standard resulted in the reclassification of $2.4 billion of minority interests (now referred to as noncontrolling interests) to a separate component of Stockholders’ Equity on the Consolidated Balance Sheet (see also Note 12). Additionally, net income attributable to noncontrolling interests is now shown separately from parent net income in the Consolidated Statement of Income. Prior periods have been restated to reflect the presentation and disclosure requirements of FAS 160.

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

Notes to Consolidated Financial Statements (unaudited) (continued)
EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments and is applied on a prospective basis to future transactions.

EITF 08-7 clarifies that a defensive intangible asset (an intangible asset that the entity does not intend to actively use, but intends to hold to prevent others from obtaining access to the asset) should be accounted for as a separate unit of accounting and should be assigned a useful life that reflects the entity’s consumption of the expected benefits related to the asset. EITF 08-7 is applied on a prospective basis to future transactions.

FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and shall be included in the computation of earnings per share pursuant to the two class method. The effect of adoption of FSP EITF 03-6-1 was not material to the Company’s results of operations. The provisions of FSP EITF 03-6-1 are retrospective; therefore prior periods have been restated (see Note 17).

FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, FAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. Merck adopted the provisions of FAS 165 during the second quarter of 2009 and the effect of adoption on its financial statements was not material. The Company has evaluated subsequent events through August 3, 2009, which is the date these financial statements were issued.

FSP FAS 157-4 provides additional guidance for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities). In addition, FSP FAS 157-4 includes guidance on identifying circumstances that indicate a transaction for the asset or liability is not orderly, in which case the entity shall place little, if any, weight on that transaction price as an indicator of fair value. The Company adopted the provisions of FSP FAS 157-4 during the second quarter of 2009 and the effect of adoption on its financial position and results of operations was not material.

FSP FAS 115-2/124-2 changes existing guidance for determining whether debt securities are other-than-temporarily impaired and replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not be required to sell the security before recovery of its cost basis. Assuming these two criteria are met, FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive income. The Company adopted the provisions of FSP FAS 115-2/124-2 during the second quarter of 2009 and the effect of adoption on its financial position and results of operations was not material.

FSP FAS 107-1/APB 28-1 requires disclosures about fair values of financial instruments in interim and annual financial statements. Prior to the issuance of FSP FAS 107-1/APB 28-1, disclosures about fair values of financial instruments were only required to be disclosed annually. The Company adopted FSP FAS 107-1/APB 28-1 in the second quarter of 2009 (see Note 6). Since FSP FAS 107-1/APB 28-1 requires only additional disclosures of fair values of financial instruments in interim financial statements, the adoption did not affect the Company’s financial position or results of operations.

Recently Issued Accounting Standards — The FASB recently issued Staff Position FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”), FASB Statement No. 166, Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140 (“FAS 166”) and FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”).

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

FAS 166, which is effective January 1, 2010, eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets and requires enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing

Notes to Consolidated Financial Statements (unaudited) (continued)
involvement in and exposure to the risks related to transferred financial assets. The Company is currently assessing the impact of adoption on its financial position and results of operations.

FAS 167, which is effective January 1, 2010, amends the consolidation guidance applicable to variable interest entities and requires enhanced disclosures intended to provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The Company is currently assessing the impact of adoption on its financial position and results of operations.
2. Merger Agreement with Schering-Plough Corporation
In March 2009, Merck and Schering-Plough Corporation (“Schering-Plough”) announced that their Boards of Directors unanimously approved a definitive merger agreement under which Merck and Schering-Plough will combine in a stock and cash transaction. The transaction is structured as a “reverse merger” in which Schering-Plough, renamed Merck, will continue as the surviving public corporation (“New Merck”). Under the terms of the agreement, each issued and outstanding share of Schering-Plough common stock will be converted into the right to receive a combination of $10.50 in cash and 0.5767 of a share of the common stock of New Merck. Each issued and outstanding share of Merck common stock will automatically be converted into a share of the common stock of New Merck. The cash portion of the consideration will be funded with a combination of existing cash, the sale or redemption of short-term investments and the issuance of debt (see Note 10). Upon completion of the merger, each issued and outstanding share of Schering-Plough 6% Mandatory Convertible Preferred Stock not converted in accordance with the preferred stock designations shall remain outstanding as one share of 6% Mandatory Convertible Preferred Stock of the newly combined company having the rights set forth in the New Merck certificate of incorporation. The transaction remains subject to Merck and Schering-Plough shareholder approvals and the satisfaction of customary closing conditions and regulatory approvals. The transaction is expected to close in the fourth quarter of 2009.

On July 29, 2009, Merck and sanofi-aventis signed a definitive agreement under which Merck will sell its 50% interest in the companies’ current animal health joint venture, Merial Limited (“Merial”), to sanofi-aventis for $4 billion in cash, subject to adjustment in certain circumstances. Following the close of the transaction, sanofi-aventis will own 100% of Merial. The sale of Merck’s interest in the Merial joint venture is subject to clearance by the European antitrust authorities. Merck anticipates it will complete the transaction before its planned merger with Schering-Plough is finalized. In addition to the Merial agreement, Merck, sanofi-aventis and Schering-Plough signed a call option agreement. Under the terms of the call option agreement, following the closing of the Merck/Schering-Plough merger, sanofi-aventis would have an option to require New Merck to contribute Schering-Plough’s Intervet/Schering-Plough Animal Health business with Merial to form an animal health joint venture that would be owned equally by New Merck and sanofi-aventis. As part of the call option agreement, the value of Merial has been fixed at $8 billion. The minimum total value received by New Merck and its affiliates for contributing Intervet/Schering-Plough to the combined entity would be $9.25 billion (subject to customary transaction adjustments), consisting of a floor valuation of Intervet/Schering-Plough which is fixed at a minimum of $8.5 billion (subject to potential upward revision based on a valuation exercise by the two parties) and an additional payment by sanoft-aventis of $750 million. Based on the valuation exercise of Intervet/Schering-Plough and the customary transaction adjustments, if Merial and Intervet/Schering-Plough are combined, a true-up payment may be required to be paid by either party to establish a 50/50 joint venture with equal ownership between New Merck and sanofi-aventis. Any formation of a new animal health joint venture with sanofi-aventis is subject to customary closing conditions including antitrust review in the United States and Europe. Between September 30, 2009 and the closing of the merger between Merck and Schering-Plough, the agreements provide Merck with certain rights to terminate the call option for a fee of $400 million or $600 million.
3. Restructuring
2008 Global Restructuring Program

As previously disclosed, in October 2008, the Company announced a global restructuring program (the “2008 Restructuring Program”) to reduce its cost structure, increase efficiency, and enhance competitiveness. As part of the 2008 Restructuring Program, the Company expects to eliminate approximately 7,200 positions — 6,800 active employees and 400 vacancies — across all areas of the Company worldwide by the end of 2011. About 40% of the total reductions will occur in the United States. As part of the 2008 Restructuring Program, the Company is streamlining management layers by reducing its total number of senior and mid-level executives globally by approximately 25%. As of June 30, 2009, the Company has eliminated approximately 3,725 positions in connection with this program, comprised of employee separations and the elimination of contractors and vacant positions. Merck is rolling out a new, more customer-centric selling model designed to provide Merck with a meaningful competitive advantage and help physicians, patients and payers improve patient outcomes. The Company is now operating its new commercial selling models in the United States and other markets around the world. The Company also will make greater use of outside technology resources, centralize common sales and marketing activities, and consolidate and streamline its operations. Merck’s manufacturing division will further focus its capabilities on core products and outsource non-core manufacturing. Also, Merck is expanding its access to worldwide external science through a basic research global operating strategy, which is designed to provide a sustainable pipeline and is focused on translating basic research productivity into late-stage clinical success. To increase efficiencies, basic research operations will consolidate work in support of a given therapeutic area into one of four locations. This will provide a more efficient use of research facilities. As a result, during the second quarter of 2009, the Company sold a portion of the operations conducted at its basic research facility in Seattle, and two other facilities in Pomezia, Italy and Tsukuba, Japan ceased operations. The remaining operations of the Seattle facility are scheduled to be sold or closed by the end of 2009.

Separation costs are accounted for under FASB Statement No. 112, Employers’ Accounting for Postemployment Benefits — an amendment of FASB Statement No. 5 and 43 (“FAS 112”), and FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”). In connection with the 2008 Restructuring Program, separation costs under the Company’s existing severance programs worldwide were accounted for under FAS 112 and recorded in the third quarter of 2008 to the extent such costs were probable and estimable. The Company commenced accruing costs related to one-time termination benefits offered to employees under the 2008 Restructuring Program in the fourth quarter of 2008 as that is when the necessary criteria under FAS 146 was met. The Company recorded pretax restructuring costs of $192.3 million and $366.9 million in the second quarter and first six months of 2009, respectively, related to the 2008 Restructuring Program. The Company anticipates that total costs for 2009 will be in the range of $400 million to $600 million. The 2008 Restructuring Program is expected to be completed by the end of 2011 with the total pretax costs estimated to be $1.6 billion to $2.0 billion. The Company estimates that two-thirds of the cumulative pretax costs will result in future cash outlays, primarily from employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested.

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

For segment reporting, restructuring charges are unallocated expenses.

The following tables summarize the charges related to restructuring activities by type of cost:

	Three Months Ended June 30, 2009				Six Months Ended June 30, 2009
	Separation	Accelerated			Separation	Accelerated
($ in millions)	Costs	Depreciation	Other	Total	Costs	Depreciation	Other	Total

2008 Restructuring Program

Materials and production	$—	$47.0	$0.1	$47.1	$—	$68.4	$0.9	$69.3
Research and development	—	107.6	0.2	107.8	—	193.6	2.3	195.9
Restructuring costs	16.7	—	20.7	37.4	44.9	—	56.8	101.7

	$16.7	$154.6	$21.0	$192.3	44.9	262.0	60.0	366.9

	Three Months Ended June 30, 2008				Six Months Ended June 30, 2008
	Separation	Accelerated			Separation	Accelerated
($ in millions)	Costs	Depreciation	Other	Total	Costs	Depreciation	Other	Total

2005 Restructuring Program

Materials and production	$—	$15.8	$0.3	$16.1	$—	$31.1	$(0.1)	$31.0
Research and development	—	—	—	—	—	—	—	—
Restructuring costs	75.6	—	26.6	102.2	177.0	—	(5.1)	171.9

	$75.6	$15.8	$26.9	$118.3	$177.0	$31.1	$(5.2)	$202.9

Separation costs are associated with actual headcount reductions, as well as those headcount reductions that were probable and could be reasonably estimated. In the second quarter and first six months of 2009, approximately 925 positions and 1,975 positions, respectively, were eliminated in connection with the 2008 Restructuring Program. In the second quarter and first six months of 2008, approximately 600 positions and 1,500 positions, respectively, were eliminated in connection with the 2005 Restructuring Program. These position eliminations were comprised of actual headcount reductions, and the elimination of contractors and vacant positions.

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

Other activity of $21.0 million and $26.9 million for the second quarter of 2009 and 2008, respectively, and $60.0 million and $(5.2) million for the first six months of 2009 and 2008, respectively, reflects costs that include curtailment, settlement and termination charges associated with the Company’s pension and other postretirement benefit plans (see Note 14), as well as asset abandonment, shut-down and other related costs. Other activity for the first six months of 2008 also reflects pretax gains of $51.1 million resulting from sales of facilities and related assets.

Notes to Consolidated Financial Statements (unaudited) (continued)
The following table summarizes the charges and spending relating to restructuring activities for the six months ended June 30, 2009:

	Separation	Accelerated
($ in millions)	Costs	Depreciation	Other	Total

2008 Program

Restructuring reserves as of January 1, 2009	$607.7	$—	$—	$607.7
Expense	44.9	262.0	60.0	366.9
(Payments) receipts, net	(180.9)	—	(60.3)	(241.2)
Non-cash activity	—	(262.0)	0.3	(261.7)

Restructuring reserves as of June 30, 2009 (1)	$471.7	$—	$—	$471.7

2005 Program

Restructuring reserves as of January 1, 2009	$114.8	$—	$—	$114.8
Expense	—	—	—	—
(Payments) receipts, net	(51.0)	—	—	(51.0)
Non-cash activity	—	—	—	—

Restructuring reserves as of June 30, 2009 (1)	$63.8	$—	$—	$63.8

(1)	The cash outlays associated with the remaining restructuring reserve for the 2008 Restructuring Program are expected to be completed by the end of 2011. The cash outlays associated with the remaining restructuring reserve for the 2005 Restructuring Program are expected to be largely completed by the end of 2009.
4. Research Collaborations, Acquisitions and License Agreements
In July 2009, Merck and Portola Pharmaceuticals, Inc. (“Portola”) signed an exclusive global collaboration and license agreement for the development and commercialization of betrixaban, an investigational oral Factor Xa inhibitor anticoagulant currently in Phase II clinical development for the prevention of stroke in patients with atrial fibrillation. In return for an exclusive worldwide license to betrixaban, Merck will pay Portola an initial fee of $50 million at closing, which the Company will record as research and development expense. Portola is eligible to receive additional cash payments totaling up to $420 million upon achievement of certain development, regulatory and commercialization milestones, as well as double-digit royalties on worldwide sales of betrixaban, if approved. Merck will assume all development and commercialization costs, including the costs of Phase III clinical trials. Portola has retained an option to co-fund Phase III clinical trials in return for additional royalties and to co-promote betrixaban with Merck in the United States. The closing of the collaboration agreement, which is expected to occur in the third quarter of 2009, is subject to the expiration or earlier termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, if applicable, as well as other customary closing conditions. The term of the agreement will commence on the closing date and, unless terminated earlier, will continue until there are no remaining royalty payment obligations in a country, at which time the agreement will expire in its entirety in such country. The agreement may be terminated by either party in the event of a material uncured breach or bankruptcy of a party. The agreement may be terminated by Merck in the event that the parties or Merck decide to cease development of betrixaban for safety or efficacy. In addition, Merck may terminate the agreement at any time upon 180 days prior written notice. Portola may terminate the agreement in the event that Merck challenges any Portola patent covering betrixaban. Upon termination of the agreement, depending upon the circumstances, the parties have varying rights and obligations with respect to the continued development and commercialization of betrixaban and in the case of termination for cause by Merck certain royalty obligations.

In April 2009, Merck, Medarex, Inc. (“Medarex”) and Massachusetts Biologic Laboratories (“MBL”) of the University of Massachusetts Medical School announced an exclusive worldwide license agreement for CDA-1 and CDB-1 (MK-3415A) (also known as MDX-066/MDX-1388 and MBL-CDA1/MBL-CDB1), an investigational fully human monoclonal antibody combination developed to target and neutralize Clostridium difficile toxins A and B, for the treatment of C. difficile infection. CDA-1 and CDB-1 were co-developed by Medarex and MBL. Under the terms of the agreement, Merck gained worldwide rights to develop and commercialize CDA-1 and CDB-1. Medarex and MBL received an aggregate upfront payment of $60 million upon closing, which the Company recorded as research and development expense in the second quarter of 2009, and are potentially eligible to receive additional cash payments up to $165 million in the aggregate upon achievement of certain milestones associated with the development and approval of a drug candidate covered by this agreement. Upon commercialization, Medarex and MBL will also be eligible to receive double-digit royalties on product sales and milestones if certain sales targets are met. The term of the agreement commenced on the closing date and, unless terminated earlier, will continue until there are no remaining royalty payment obligations in a country, at which time the agreement will expire in its entirety in such country. Either party may terminate this agreement for uncured material breach by the other party, or bankruptcy or insolvency of the other party. Merck may terminate this agreement at any time upon providing 180 days prior written notice to Medarex and MBL.

Notes to Consolidated Financial Statements (unaudited) (continued)
Also, in April 2009, Merck and Santen Pharmaceutical Co., Ltd. (“Santen”) announced a worldwide licensing agreement for tafluprost (MK-2452), a prostaglandin analogue under investigation in the United States. Tafluprost, preserved and preservative-free formulations, has received marketing approval for the reduction of elevated intraocular pressure in open-angle glaucoma and ocular hypertension in several European and Nordic countries as well as Japan and has been filed for approval in additional European and Asia Pacific markets. Under the terms of the agreement, Merck paid a fee, which was capitalized and will be amortized to materials and production costs over the life of the underlying patent, and will pay milestones and royalty payments based on future sales of tafluprost (both preserved and preservative-free formulations) in exchange for exclusive commercial rights to tafluprost in Western Europe (excluding Germany), North America, South America and Africa. Santen will retain commercial rights to tafluprost in most countries in Eastern Europe, Northern Europe and Asia Pacific, including Japan. Merck will provide promotion support to Santen in Germany and Poland. If tafluprost is approved in the United States, Santen has an option to co-promote it there. The agreement between Merck and Santen expires on a country-by-country basis on the last to occur of (a) the expiry of the last to expire valid patent claim; or (b) the expiration of the last to expire royalty. Merck may terminate the agreement at any time upon 90 days prior written notice and also at any time upon 60 days prior written notice if Merck determines that the product presents issues of safety or tolerability. In addition, Merck may terminate the agreement in the event that any of the enumerated agreements between Santen and the co-owner/licensor of certain intellectual property terminate or expire and this materially adversely affects Merck. If either Merck or Santen materially breaches the agreement and fails to cure after receiving notice, then the non-breaching party may terminate the agreement. The agreement provides for termination by the non-insolvent party due to bankruptcy by the other party. Finally, the agreement will terminate if, during the term, Merck develops or commercializes a competitive product (as that term is defined in the agreement).

In addition, in April 2009, Merck and Cardiome Pharma Corp. (“Cardiome”) announced a collaboration and license agreement for the development and commercialization of vernakalant (MK-6621), an investigational candidate for the treatment of atrial fibrillation. The agreement provides Merck with exclusive global rights to the oral formulation of vernakalant (“vernakalant (oral)”) for the maintenance of normal heart rhythm in patients with atrial fibrillation, and provides a Merck affiliate, Merck Sharp & Dohme (Switzerland) GmbH, with exclusive rights outside of the United States, Canada and Mexico to the intravenous (“IV”) formulation of vernakalant (“vernakalant (IV)”) for rapid conversion of acute atrial fibrillation to normal heart rhythm. Under the terms of the agreement, Merck paid Cardiome an initial fee of $60 million upon closing, which the Company recorded as research and development expense in the second quarter of 2009. In addition, Cardiome is eligible to receive up to $200 million in payments based on achievement of certain milestones associated with the development and approval of vernakalant products (including a total of $35 million for initiation of a planned Phase III program for vernakalant (oral) and submission for regulatory approval in Europe of vernakalant (IV)), and up to $100 million for milestones associated with approvals in other subsequent indications of both the intravenous and oral formulations. Also, Cardiome will receive tiered royalty payments on sales of any approved products and has the potential to receive up to $340 million in milestone payments based on achievement of significant sales thresholds. Cardiome has retained an option to co-promote vernakalant (oral) with Merck through a hospital-based sales force in the United States. Merck will be responsible for all future costs associated with the development, manufacturing and commercialization of these candidates. Merck has granted Cardiome a secured, interest-bearing credit facility of up to $100 million that Cardiome may access in tranches over several years commencing in 2010. Cardiome’s co-development partner in North America, Astellas Pharma U.S., Inc., submitted a New Drug Application with the U.S. Food and Drug Administration (“FDA”) for Kynapid (vernakalant hydrochloride) Injection in December 2006 that included results from two pivotal Phase III clinical trials. In December 2007, the Cardiovascular and Renal Drugs Advisory Committee recommended that the FDA approve vernakalant (IV) for rapid conversion of atrial fibrillation. In August 2008, the FDA issued an Approvable action letter requesting additional information. A Phase IIb double-blind, placebo-controlled, randomized, dose-ranging clinical trial in patients at risk of recurrent atrial fibrillation showed that, at the 500 mg dose, vernakalant (oral) significantly reduced the rate of atrial fibrillation relapse as compared to placebo. This agreement continues in effect until the expiration of Cardiome’s co-promotion rights and all royalty and milestone payment obligations. This agreement may be terminated in the event of insolvency or a material uncured breach by either party. Additionally, the collaboration may be terminated by Merck in the event that Merck determines (in good faith) that it is not advisable to continue the development or commercialization of a vernakalant product as a result of a serious safety issue. In addition, Merck may terminate the agreement at any time upon 12 months prior written notice. Cardiome may terminate the agreement in the event that Merck challenges any Cardiome patent covering vernakalant. Upon termination of the agreement, depending upon the circumstances, the parties have varying rights and obligations with respect to the continued development and commercialization of vernakalant and in some cases continuing royalty obligations.

In March 2009, Merck acquired Insmed Inc.’s (“Insmed”) portfolio of follow-on biologic therapeutic candidates and its commercial manufacturing facilities located in Boulder, Colorado. Under the terms of the agreement, Merck paid Insmed an aggregate of $130 million in cash to acquire all rights to the Boulder facilities and Insmed’s pipeline of follow-on biologic candidates. Insmed’s follow-on biologics portfolio includes two clinical candidates: INS-19 (MK-4214), an investigational recombinant granulocyte-colony stimulating factor (“G-CSF”) that will be evaluated for its ability to prevent infections in patients with cancer receiving chemotherapy, and INS-20 (MK-6302), a pegylated recombinant G-CSF designed to allow for less frequent dosing. The transaction is being accounted for as a business combination pursuant to FAS 141R, which requires assets acquired

Notes to Consolidated Financial Statements (unaudited) (continued)
and liabilities assumed be recorded at their respective fair values as of the acquisition date in the Company’s financial statements. The determination of fair value requires management to make significant estimates and assumptions. In connection with the acquisition, the Company allocated substantially all of the purchase price to Insmed’s follow-on biologics portfolio (INS-19 and INS-20) and recorded an indefinite-lived intangible asset. The fair value was determined based upon the present value of expected future cash flows of new product candidates resulting from Insmed’s follow-on biologics portfolio adjusted for the probability of their technical and marketing success utilizing an income approach reflecting appropriate risk-adjusted discount rates. The Company will assess the indefinite-lived intangible assets for recoverability at least on an annual basis or as events and circumstances warrant a review. The ongoing activity related to INS-19 and INS-20 is not expected to be material to the Company’s research and development expense. The remaining net assets acquired were not material and there were no other milestone or royalty obligations associated with the acquisition. This transaction closed on March 31, 2009, and accordingly, the results of operations of the acquired business have been included in the Company’s results of operations beginning April 1, 2009.
5. Collaborative Arrangements
Merck continues its strategy of establishing strong external alliances to complement its substantial internal research capabilities, including research collaborations, acquisitions, licensing preclinical and clinical compounds and technology platforms to drive both near- and long-term growth. The Company supplements its internal research with an aggressive licensing and external alliance strategy focused on the entire spectrum of collaborations from early research to late-stage compounds, as well as new technologies. The Company executes a number of external arrangements including research and development collaborations, preclinical and clinical compounds, and technology platforms across a broad range of therapeutic categories. These arrangements often include upfront payments and royalty or profit share payments, contingent upon the occurrence of certain future events linked to the success of the asset in development, as well as expense reimbursements or payments to the third party.
The Company reviewed its third party arrangements to determine if any arrangement is within the scope of EITF 07-1. Each arrangement is unique in nature and the Company’s most significant arrangement is discussed below.
Cozaar/Hyzaar
In 1989, the Company and E.I. duPont de Nemours and Company (“DuPont”) agreed to form a long-term research and marketing collaboration to develop a class of therapeutic agents for high blood pressure and heart disease, discovered by DuPont, called angiotensin II receptor antagonists, which include Cozaar and Hyzaar. In return, the Company provided DuPont marketing rights in the United States and Canada to its prescription medicines, Sinemet and Sinemet CR. Pursuant to a 1994 agreement with DuPont, the Company has an exclusive licensing agreement to market Cozaar and Hyzaar, which are both registered trademarks of DuPont, in return for royalties and profit share payments to DuPont.
6. Fair Value Measurements
On January 1, 2008, the Company adopted FASB Statement No. 157, Fair Value Measurements (“FAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures of fair value measurements. In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), that deferred the effective date of FAS 157 for one year for nonfinancial assets and liabilities recorded at fair value on a nonrecurring basis. The effect of adoption on January 1, 2009 of FAS 157 for nonfinancial assets and liabilities recorded at fair value on a nonrecurring basis did not have a material impact on the Company’s financial position and results of operations. FAS 157 describes three levels of inputs that may be used to measure fair value:
Level 1 - Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets include equity securities that are traded in an active exchange market.
Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets and liabilities primarily include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, corporate notes and bonds, U.S. and foreign government and agency securities, certain mortgage-backed and asset-backed securities, municipal securities, commercial paper and derivative contracts whose values are determined using pricing models with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.
Level 3 - Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 assets mainly include mortgage-backed and asset-backed securities, as well as certain corporate notes and bonds with limited market activity. At June 30, 2009, $42.1 million, or approximately 0.7%, of the Company’s investment securities were categorized as Level 3 fair value assets (all of

Notes to Consolidated Financial Statements (unaudited) (continued)
which were pledged under certain collateral arrangements (see Note 16)). All of the assets classified as Level 3 at June 30, 2009 were acquired when the Company elected to be redeemed-in-kind from a short-term fixed income fund that restricted cash redemptions as described below.
If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using				Fair Value Measurements Using
	Quoted Prices	Significant			Quoted Prices	Significant
	In Active	Other	Significant		In Active	Other	Significant
	Markets for	Observable	Unobservable		Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs		Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
($ in millions)		June 30, 2009				December 31, 2008

Assets

Investments
Corporate notes and bonds	$—	$1,986.7	$—	$1,986.7	$—	$3,093.2	$—	$3,093.2
U.S. government and agency securities	—	1,151.6	—	1,151.6	—	2,885.7	—	2,885.7
Mortgage-backed securities (1)	—	702.5	—	702.5	—	723.9	—	723.9
Commercial paper	—	326.8	—	326.8	—	133.0	—	133.0
Asset-backed securities (1)	—	202.6	—	202.6	—	306.7	—	306.7
Foreign government bonds	—	82.8	—	82.8	—	319.4	—	319.4
Equity securities	94.4	34.5	—	128.9	71.1	73.6	—	144.7
Other debt securities		2.9	—	2.9	—	2.8	—	2.8

Total investments	$94.4	$4,490.4	$—	$4,584.8	$71.1	$7,538.3	—	$7,609.4

Other assets (2)	—	1,182.1	42.1	1,224.2	—	2,877.9	96.6	2,974.5

Derivative assets (3)	—	378.8	—	378.8	—	548.4	—	548.4

Total Assets	$94.4	$6,051.3	$42.1	$6,187.8	$71.1	$10,964.6	$96.6	$11,132.3

Liabilities

Derivative liabilities (3)	$—	$136.6	$—	$136.6	$—	$275.0	$—	$275.0

(1)	Mortgage-backed securities represent AAA rated securities issued or unconditionally guaranteed as to payment of principal and interest by U.S. government agencies. Substantially all of the asset-backed securities are highly-rated (Standard & Poor’s rating of AAA and Moody’s Investors Service rating of Aaa), secured primarily by credit card, auto loan, and home equity receivables, with weighted-average lives of primarily 5 years or less.

(2)	Other assets represent a portion of the pledged collateral discussed in Notes 10 and 16. At June 30, 2009, Level 2 Other assets are comprised of $578.6 million in municipal securities, $217.6 million in commercial paper, $173.9 million in mortgage-backed securities, $140.3 million in corporate notes and bonds, $66.5 million of asset-backed securities and $5.2 million of U.S. government and agency securities. At December 31, 2008, Level 2 Other assets are comprised of $987.4 million of corporate notes and bonds, $792.5 million of municipal securities, $357.3 million of commercial paper, $276.0 million of mortgage-backed securities, $240.1 million of U.S. government and agency securities and $224.6 million of asset-backed securities.

(3)	The fair value determination of derivatives includes an assessment of the credit risk of counterparties to the derivatives and the Company’s own credit risk, the effects of which were not significant.
Level 3 Valuation Techniques:

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. The Company’s Level 3 investment securities at June 30, 2009, primarily include mortgage-backed and asset-backed securities, as well as certain corporate notes and bonds for which there was a decrease in the observability of market pricing for these investments. These securities were valued primarily using pricing models for which management understands the methodologies. These models incorporate transaction details such as contractual terms, maturity, timing and amount of future cash inflows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at June 30, 2009.

Notes to Consolidated Financial Statements (unaudited) (continued)
The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Available-			Other
	for-sale	Other		debt	Other
($ in millions)	investments	assets	Total	securities	assets	Total

Beginning Balance April 1	$26.8	$48.2	$75.0	$—	$161.2	$161.2
Net Transfers In to (Out of) Level 3 (1)	—	—	—	—	40.4	40.4
Purchases, Sales, Settlements, Net	(26.9)	(6.2)	(33.1)	—	(15.8)	(15.8)
Total Realized and Unrealized Gains(Losses)
Included in:
Earnings(2)	0.5	0.4	0.9	—	(6.0)	(6.0)
Comprehensive Income	(0.4)	(0.3)	(0.7)	—	(0.3)	(0.3)

Ending Balance at June 30	$—	$42.1	$42.1	$—	$179.5	$179.5

Losses Recorded in Earnings for Level 3
Assets Still Held at June 30	$—	$(0.5)	$(0.5)	$—	$(6.0)	$(6.0)

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Available-			Other
	for-sale	Other		debt	Other
($ in millions)	investments	assets	Total	securities	assets	Total

Beginning Balance January 1	$—	$96.6	$96.6	$314.5	$958.6	$1,273.1
Net Transfers In to (Out of) Level 3 (1)	26.6	(23.8)	2.8	(314.5)	(744.8)	(1,059.3)
Purchases, Sales, Settlements, Net	(26.9)	(32.5)	(59.4)	—	(24.6)	(24.6)
Total Realized and Unrealized Gains(Losses)
Included in:
Earnings(2)	0.5	(1.3)	(0.8)	—	(8.3)	(8.3)
Comprehensive Income	(0.2)	3.1	2.9	—	(1.4)	(1.4)

Ending Balance at June 30	$—	$42.1	$42.1	$—	$179.5	$179.5

Losses Recorded in Earnings for Level 3
Assets Still Held at June 30	$—	$(0.5)	$(0.5)	$—	$(8.3)	$(8.3)

(1)	Transfers in and out of Level 3 are deemed to occur at the beginning of the quarter in which the transaction takes place.

(2)	Amounts are recorded in Other (income) expense, net.
On January 1, 2008, the Company had investments in a short-term fixed income fund (the “Fund”). Due to market liquidity conditions, cash redemptions from the Fund were restricted. As a result of this restriction on cash redemptions, the Company did not consider the Fund to be traded in an active market with observable pricing on January 1, 2008 and these amounts were categorized as Level 3. On January 7, 2008, the Company elected to be redeemed-in-kind from the Fund and received its share of the underlying securities of the Fund. As a result, the majority of the underlying securities were transferred out of Level 3 as it was determined these securities had observable markets. On June 30, 2009, $42.1 million of the investment securities associated with the redemption-in-kind were classified in Level 3 as the securities contained at least one significant input which was unobservable. These securities account for the entire balance of the Company’s Level 3 assets at June 30, 2009. During the first quarter of 2009, investments in the aggregate amount of $26.6 million, which were no longer pledged as collateral, were reclassified from Other assets to available-for-sale investments.

Impairments of Investments

As discussed in Note 1, on April 1, 2009, the Company adopted FSP FAS 115-2/124-2, which changed the other-than-temporary impairment model for debt securities. The impairment model for equity securities was not affected. An impairment exists when the current fair value of an individual security is less than its amortized cost basis. Under FSP FAS 115-2/124-2, an other-than-temporary impairment must be recognized in earnings if the Company has the intent to sell the debt security or if it is more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis. Even if the Company does not expect to sell a debt security, it is required to separate other-than-temporary impairments into two components; credit losses, which are recognized in earnings, and those losses related to other factors, which are recorded in other comprehensive income. In determining if credit losses have occurred, the Company evaluates whether expected cash flows to be received are sufficient to recover the amortized cost basis of the security. Based on the Company’s circumstances in the second quarter, substantially all of the Company’s other-than-temporary impairments must be recognized in earnings; therefore FSP FAS 115-2/124-2 did not have a material impact upon adoption or during the second quarter of 2009. Impairment losses recognized in earnings for the three months ended June 30, 2009 were not significant.

Notes to Consolidated Financial Statements (unaudited) (continued)
A summary of the gross unrealized gains and losses on the Company’s available-for-sale investments, including those pledged as collateral, recorded in Accumulated Other Comprehensive Income (“AOCI”) is as follows:

	June 30, 2009				December 31, 2008
	Fair	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized
	Value	Cost	Gains (1)	Losses (1)	Value	Cost	Gains (1)	Losses (1)

Corporate notes and bonds	$2,130.0	$2,088.6	$46.0	$(4.6)	$4,124.7	$4,158.4	$31.6	$(65.3)
U.S. government and agency securities	1,156.8	1,147.9	15.8	(6.9)	3,125.8	3,061.6	67.4	(3.2)
Mortgage-backed securities	905.4	886.0	22.0	(2.6)	1,031.9	1,024.4	12.5	(5.0)
Municipal securities	578.6	566.1	15.2	(2.7)	792.5	764.4	28.4	(0.3)
Commercial paper	544.5	544.5	—	—	490.3	490.3	—	—
Asset-backed securities	279.0	265.8	13.9	(0.7)	551.7	571.8	0.6	(20.7)
Foreign government bonds	82.8	80.4	2.4	—	319.4	305.9	13.5	—
Other debt securities	17.8	16.7	1.7	(0.6)	46.7	48.6	1.5	(3.4)
Equity securities	114.0	72.4	42.4	(0.8)	100.9	86.3	17.7	(3.1)

	$5,808.9	$5,668.4	$159.4	$(18.9)	$10,583.9	$10,511.7	$173.2	$(101.0)

(1)	At June 30, 2009, gross unrealized gains and gross unrealized losses related to amounts pledged as collateral (see Notes 10 and 16) were $33.5 million and $(6.1) million, respectively. At December 31, 2008, gross unrealized gains and gross unrealized losses related to amounts pledged as collateral were $36.1 million and $(30.3) million, respectively.
The amount of gross unrealized losses at June 30, 2009 that were in a continuous loss position for more than 12 months was de minimis. Available-for-sale debt securities included in Short-term investments totaled $4.4 billion at June 30, 2009. Of the remaining debt securities, $36.6 million mature within 5 years. Debt securities pledged as collateral included in Deferred income taxes and other current assets were $687.4 million at June 30, 2009, with the remaining amount of $128.8 million maturing within 5 years.

Nonfinancial Asset and Liabilities Measured at Fair Value on a Nonrecurring Basis

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

The estimated fair value of the Company’s loans payable and long-term debt (including current portion) at June 30, 2009 was $10,761.3 million compared with a carrying value of $10,682.9 million and at December 31, 2008 was $6,294.8 million compared with a carrying value of $6,240.4 million. Fair value was estimated using quoted dealer prices.

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

Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements. The master agreements with several of the Company’s financial institution counterparties also include credit support annexes. These annexes contain provisions that require collateral to be exchanged depending on the value of the derivative assets and liabilities, the Company’s credit rating, and the credit rating of the counterparty. As of June 30, 2009, Cash and cash equivalents includes cash collateral of $37.6 million received from various counterparties with a corresponding offset included in Accrued and other current liabilities. The Company had not advanced any cash collateral to counterparties as of June 30, 2009.

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

These derivative instruments are designated as cash flow hedges under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), and the fair value of these contracts are recorded as either assets (gain positions) or liabilities (loss positions) in the Consolidated Balance Sheet. Accordingly, the effective portion of the unrealized gains or losses on these contracts are recorded in AOCI and reclassified into Sales when the hedged anticipated revenue is recognized. The hedge relationship is highly effective and hedge ineffectiveness has been de minimis. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.

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

Notes to Consolidated Financial Statements (unaudited) (continued)
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

Interest Rate Risk Management

At June 30, 2009, the Company was a party to seven pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes in which the notional amounts match the amount of the hedged fixed-rate notes. There were two swaps maturing in 2011 with notional amounts of $125 million each that effectively convert the Company’s 5.125% fixed-rate notes due 2011 to floating rate instruments. In addition, during June 2009, the Company entered into five interest rate swap contracts with notional amounts of $150 million each that effectively convert $750 million of the Company’s $1.0 billion, 4.0% fixed-rate notes due 2015 to floating rate instruments. The interest rate swap contracts are designated hedges of the fair value changes in the notes attributable to changes in the benchmark London Interbank Offered Rate (“LIBOR”) swap rate. The fair value changes in the notes attributable to the benchmark interest rate are offset in interest expense by the fair value changes in the swap contracts. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.

Presented in the table below is the fair value of derivatives segregated between those derivatives that are designated as hedging instruments under FAS 133 and those that are not designated as hedging instruments under FAS 133 as of June 30, 2009.

		Fair Value of Derivative		U.S. Dollar
($ in millions)	Balance Sheet Caption	Asset	Liability	Notional

Derivatives Designated as Hedging Instruments

Foreign Exchange Contracts (current)	Accounts Receivable	$119.7	$—	$2,359.0
Foreign Exchange Contracts (non-current)	Other assets	219.2	—	2,731.0
Foreign Exchange Contracts (current)	Accrued and Other current liabilities	—	44.8	1,837.5
Foreign Exchange Contracts (non-current)	Noncurrent liabilities	—	16.5	347.5
Interest Rate Swaps (non-current)	Other assets	24.9	—	1,000.0

		$363.8	$61.3

Derivatives Not Designated as Hedging Instruments

Foreign Exchange Contracts (current)	Accounts Receivable	$15.0	$—	$1,057.1
Foreign Exchange Contracts (current)	Accrued and Other current liabilities	—	75.3	2,374.7

		$15.0	$75.3

		$378.8	$136.6

Notes to Consolidated Financial Statements (unaudited) (continued)
The table below provides information on the location and pretax (gain) or loss amounts for derivatives that are: (i) designated in a FAS 133 fair value hedging relationship, (ii) designated in a FAS 133 cash flow hedging relationship, and (iii) not designated in a FAS 133 hedging relationship for the three and six months ended June 30, 2009.

	Three Months Ended June 30, 2009				Six Months Ended June 30, 2009
			Amount of	Amount of			Amount of	Amount of
	Amount of	Amount of	Pretax	Pretax	Amount of	Amount of	Pretax	Pretax
	Gain (Loss)	Gain (Loss)	(Gain) Loss	(Gain) Loss	Gain (Loss)	Gain (Loss)	(Gain) Loss	(Gain) Loss
	Recognized in	Recognized in	Reclassified	Recognized	Recognized in	Recognized in	Reclassified	Recognized
	Earnings on	Earnings on	from AOCI	in OCI on	Earnings on	Earnings on	from AOCI	in OCI on
(in millions)	Derivatives (1)	Hedged Item (1)	into Earnings (2)	Derivatives	Derivatives (1)	Hedged Item (1)	into Earnings (2)	Derivatives

Derivatives designated in fair value hedging relationships:
Interst rate swap contracts	$(1.7)	$1.7	$—	$—	$1.0	$(1.0)	$—	$—
Foreign exchange contracts	(46.5)	46.0	—	—	9.1	(12.7)	—	—

	$(48.2)	$47.7	$—	$—	$10.1	$(13.7)	$—	$—

Derivatives designated in cash flow hedging relationships:
Foreign exchange contracts	$—	$—	$(8.7)	$233.0	$—	$—	$(7.8)	$161.8

Derivatives not designated in a hedging relationship:
Foreign exchange contracts (3)	$(87.2)	$—	$—	$—	$78.5	$—	$—	$—

(1)	Recognized in Other (income) expense, net.

(2)	Recognized in Sales.

(3)	These derivative contracts mitigate changes in the value of remeasured foreign currency denominated monetary assets and liabilities attributable to changes in foreign currency exchange rates.
At June 30, 2009, the Company estimates $19.4 million of pretax net unrealized loss on derivatives maturing within the next 12 months that hedge foreign currency denominated sales over that same period will be reclassified from AOCI to Sales.
8. Inventories
Inventories consisted of:

	June 30,	December 31,
($ in millions)	2009	2008

Finished goods	$511.4	$432.6
Raw materials and work in process	2,358.3	2,147.1
Supplies	96.0	98.6

Total (approximates current cost)	2,965.7	2,678.3
Reduction to LIFO cost for domestic inventories	(34.3)	—

	$2,931.4	$2,678.3

Recognized as:
Inventories	$2,155.3	$2,091.0
Other assets	$776.1	$587.3

Amounts recognized as Other assets are comprised entirely of raw materials and work in process inventories, the majority of which are noncurrent vaccine inventories.

Notes to Consolidated Financial Statements (unaudited) (continued)
9. Joint Ventures and Other Equity Method Affiliates
Equity income from affiliates reflects the performance of the Company’s joint ventures and other equity method affiliates and was comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2009	2008	2009	2008

Merck/Schering-Plough	$362.3	$365.2	$653.2	$758.0
AstraZeneca LP	122.9	61.4	291.2	192.5
Other (1)	101.9	96.4	228.6	224.6

	$587.1	$523.0	$1,173.0	$1,175.1

(1)	Primarily reflects results from Merial Limited, Sanofi Pasteur MSD and Johnson & Johnson°Merck Consumer Pharmaceuticals Company.
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

Summarized financial information for the MSP Partnership is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2009	2008	2009	2008

Sales	$1,033.4	$1,152.5	$1,978.7	$2,385.4

Vytorin	519.9	592.1	985.9	1,243.3
Zetia	513.5	560.4	992.8	1,142.1

Materials and production costs	43.1	51.2	85.1	103.6
Other expense, net	282.3	319.3	524.5	646.1

Income before taxes	$708.0	$782.0	$1,369.1	$1,635.7

Merck’s share of income before taxes (1)	$368.6	$346.4	$662.4	$741.0

(1)	Merck’s share of the MSP Partnership’s income before taxes differs from the equity income recognized from the MSP Partnership primarily due to the timing of recognition of certain transactions between the Company and the MSP Partnership, including milestone payments.

Notes to Consolidated Financial Statements (unaudited) (continued)
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

Summarized financial information for AZLP is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2009	2008	2009	2008

Sales	$1,493.2	$1,350.0	$2,808.9	$2,676.8
Materials and production costs	666.1	630.1	1,350.7	1,326.4
Other expense, net	292.7	353.0	618.3	737.7

Income before taxes (1)	$534.4	$366.9	$839.9	$612.7

(1)	Merck’s partnership returns from AZLP are generally contractually determined and are not based on a percentage of income from AZLP.
10. Debt and Financial Instruments
In connection with the planned merger with Schering-Plough (see Note 2), on March 8, 2009, Merck entered into a financing commitment letter with JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. (collectively “JPMorgan”), under which JPMorgan committed to provide $7 billion of financing. On May 6, 2009, Merck entered into the following with a syndicate of banks:
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

Notes to Consolidated Financial Statements (unaudited) (continued)
On June 25, 2009, the Company closed an underwritten public offering of $4.25 billion senior unsecured notes consisting of $1.25 billion aggregate principal amount of 1.875% notes due 2011, $1.0 billion aggregate principal amount of 4.00% notes due 2015, $1.25 billion aggregate principal amount of 5.00% notes due 2019 and $750 million aggregate principal amount of 5.850% notes due 2039. In connection with this offering, the bridge loan facility was terminated and the commitment of the lenders under the 364-day asset sale facility was reduced to approximately $2.6 billion. Proceeds from the notes will be used for general corporate purposes and/or to fund a portion of the cash consideration of the proposed Schering-Plough merger. In addition, Merck may use all or a portion of the proceeds to fully fund the two funds established for qualifying claims pursuant to the Company’s U.S. Vioxx Settlement Agreement (see Note 11), in which case the collateral previously pledged in connection with such funds will be returned to Merck (see below).

The asset sale facility, the incremental facility and the amended $1.5 billion five-year revolving credit facility will be used to fund, or backstop commercial paper used to fund, the merger and for other general corporate purposes. Upon completion of the sale of Merial to sanofi-aventis, the asset sale facility will be reduced by the amount of net after-tax proceeds Merck receives. Merck has incurred commitment fees of approximately $100 million associated with these facilities which are being amortized over the commitment period. The Company may incur up to an additional $100 million in commitment fees. The Company has not yet drawn funding from any of these facilities. The funding of the asset sale facility, the incremental facility, and the effectiveness of the amendment to Merck’s existing credit facility is subject to the consummation of the proposed Schering-Plough merger.

The commitments described above and the ability to draw under the new credit facilities or render the amendment of Merck’s existing revolving credit facility effective expire on a “drop-dead date” of December 8, 2009. However, this drop-dead date will be automatically extended to March 8, 2010, if the drop-dead date under the Schering-Plough merger agreement is extended to March 8, 2010.

In August 2008, the Company executed a $4.1 billion letter of credit agreement with a financial institution which satisfied certain conditions set forth in the U.S. Vioxx Settlement Agreement (see Note 11). The Company pledged collateral to the financial institution of approximately $5.1 billion pursuant to the terms of the letter of credit agreement. Although the amount of assets pledged as collateral is set by the letter of credit agreement and such assets are held in custody by a third party, the assets are managed by the Company. The Company considers the assets pledged under the letter of credit agreement to be restricted. The letter of credit amount and required collateral balances have declined and will continue to decline as payments (after the first $750 million) under the Settlement Agreement are made. As of June 30, 2009, the letter of credit amount had been reduced to $2.7 billion and the collateral balance had been reduced to $4.4 billion. As of June 30, 2009, $4.1 billion of the collateral was recorded within Deferred income taxes and other current assets and $360 million was classified as Other assets. In July 2009, an additional $1.2 billion of collateral was released. As of December 31, 2008, $3.8 billion was recorded within Deferred income taxes and other current assets and $1.3 billion was classified as Other assets.
11. Contingencies
The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including product liability, intellectual property, and commercial litigation, as well as additional matters such as antitrust actions.

Vioxx Litigation

Product Liability Lawsuits

As previously disclosed, individual and putative class actions have been filed against the Company in state and federal courts alleging personal injury and/or economic loss with respect to the purchase or use of Vioxx. All such actions filed in federal court are coordinated in a multidistrict litigation in the U.S. District Court for the Eastern District of Louisiana (the “MDL”) before District Judge Eldon E. Fallon. A number of such actions filed in state court are coordinated in separate coordinated proceedings in state courts in New Jersey, California and Texas, and the counties of Philadelphia, Pennsylvania and Washoe and Clark Counties, Nevada. As of June 30, 2009, the Company had been served or was aware that it had been named as a defendant in approximately 10,475 lawsuits, which include approximately 25,100 plaintiff groups, alleging personal injuries resulting from the use of Vioxx, and in approximately 56 putative class actions alleging personal injuries and/or economic loss. (All of the actions discussed in this paragraph and in “Other Lawsuits” below are collectively referred to as the “Vioxx Product Liability Lawsuits.”) Of these lawsuits, approximately 8,450 lawsuits representing approximately 20,500 plaintiff groups are or are slated to be in the federal MDL and approximately 130 lawsuits representing approximately 130 plaintiff groups are included in a coordinated proceeding in New Jersey Superior Court before Judge Carol E. Higbee.

Of the plaintiff groups described above, most are currently in the Vioxx Settlement Program, described below. As of June 30, 2009, approximately 60 plaintiff groups who were otherwise eligible for the Settlement Program have not participated and their claims remain pending against Merck. In addition, the claims of approximately 300 plaintiff groups who are not eligible for the Settlement Program remain pending against Merck. A number of these 300 plaintiff groups are subject to various motions to dismiss for failure to comply with court-ordered deadlines.

Notes to Consolidated Financial Statements (unaudited) (continued)
In addition to the Vioxx Product Liability Lawsuits discussed above, the claims of over 29,400 plaintiffs had been dismissed as of June 30, 2009. Of these, there have been over 7,050 plaintiffs whose claims were dismissed with prejudice (i.e., they cannot be brought again) either by plaintiffs themselves or by the courts. Over 22,350 additional plaintiffs have had their claims dismissed without prejudice (i.e., subject to the applicable statute of limitations, they can be brought again). Of these, approximately 13,750 plaintiff groups represent plaintiffs who had lawsuits pending in the New Jersey Superior Court at the time of the Settlement Agreement described below and who enrolled in the program established by the Settlement Agreement (the “Settlement Program”). Judge Higbee has dismissed these cases without prejudice for administrative reasons.

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

The Settlement Agreement provides that Merck does not admit causation or fault. The Settlement Agreement also provided that Merck’s payment obligations would be triggered only if, among other conditions, (1) law firms on the federal and state PSCs and firms that have tried cases in the coordinated proceedings elect to recommend enrollment in the program to 100% of their clients who allege either MI or IS, and (2) by June 30, 2008, plaintiffs enroll in the Settlement Program at least 85% of each of all currently pending and tolled (i) MI claims, (ii) IS claims, (iii) eligible MI and IS claims together which involve death, and (iv) eligible MI and IS claims together which allege more than 12 months of use. Under the terms of the Settlement Agreement, Merck could have exercised a right to walk away from the Settlement Agreement if the thresholds and other requirements were not met. The Company waived that right as of August 4, 2008. The waiver of that right triggered Merck’s obligation to pay a fixed total of $4.85 billion. Payments will be made in installments into the settlement funds. Through June 30, 2009, payments totaling $2.085 billion have been made into the MI Settlement Fund. Interim payments have been made to certain plaintiffs who alleged that they suffered an MI. In addition, through June 30, 2009, payments totaling $56 million have been made into the IS Settlement Fund. Interim payments to IS claimants began on February 27, 2009. Additional payments will be made on a periodic basis going forward, when and as needed to fund payments of claims and administrative expenses. During 2009, the Company anticipates that it will make total payments of $3.4 billion into the Vioxx settlement funds pursuant to the Settlement Agreement. However, if the pending merger with Schering-Plough is completed in 2009, as expected, the Company expects it will also pay the remaining approximately $700 million into the IS Settlement Fund. Payments for qualifying MI claims are expected to be complete sometime in the fourth quarter of this year. It is expected that the full $4.85 billion will be distributed before the end of the first half of 2010.

After the Settlement Agreement was announced on November 9, 2007, judges in the federal MDL and the California, Texas and New Jersey state coordinated proceedings entered a series of orders. The orders: (1) temporarily stayed their respective litigations; (2) required plaintiffs to register their claims by January 15, 2008; (3) required plaintiffs with cases pending as of November 9, 2007 to preserve and produce records and serve expert reports; and (4) required plaintiffs who file thereafter to make similar productions on an accelerated schedule. The Clark County, Nevada and Washoe County, Nevada coordinated proceedings were also generally stayed.

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

Notes to Consolidated Financial Statements (unaudited) (continued)
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

There are no U.S. Vioxx Product Liability Lawsuits currently scheduled for trial in 2009, although there are several currently scheduled for trial in 2010. The Company has previously disclosed the outcomes of several Vioxx Product Liability Lawsuits that were tried prior to 2009.

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

The first, McDarby, was originally tried along with a second plaintiff, Cona, in April 2006, in the Superior Court of New Jersey, Law Division, Atlantic County. The jury returned a split verdict. The jury determined that Vioxx did not substantially contribute to the heart attack of Mr. Cona, but did substantially contribute to the heart attack of Mr. McDarby. The jury also concluded that, in each case, Merck violated New Jersey’s consumer fraud statute, which allows plaintiffs to receive their expenses for purchasing the drug, trebled, as well as reasonable attorneys’ fees. The jury awarded $4.5 million in compensatory damages to Mr. McDarby and his wife, who also was a plaintiff in that case, as well as punitive damages of $9 million. On June 8, 2007, Judge Higbee denied Merck’s motion for a new trial. On June 15, 2007, Judge Higbee awarded approximately $4 million in the aggregate in attorneys’ fees and costs. The Company has appealed the judgments in both cases and the Appellate Division held oral argument on both cases on January 16, 2008. On May 29, 2008, the New Jersey Appellate Division vacated the consumer fraud awards in both cases on the grounds that the Product Liability Act provides the sole remedy for personal injury claims. The Appellate Division also vacated the McDarby punitive damage award on the grounds of federal preemption and vacated the attorneys’ fees and costs awarded under the Consumer Fraud Act in both cases. The Court upheld the McDarby compensatory award. The Company has filed with the Supreme Court of New Jersey a petition to appeal those parts of the trial court’s rulings that the Appellate Division affirmed. Plaintiffs filed a cross-petition to appeal those parts of the trial court’s rulings that the Appellate Division reversed. In October 2008, the Supreme Court of New Jersey granted Merck’s petition for certification of appeal, limited solely to the issue of whether the Federal Food, Drug and Cosmetic Act preempts state law tort claims predicated on the alleged inadequacy of warnings contained in Vioxx labeling that was approved by the FDA. The court denied the plaintiff’s cross-petition. In December 2008, the New Jersey Supreme Court granted Merck’s motion to stay the appeal pending the issuance of a decision from the United States Supreme Court in Wyeth v. Levine. On March 4, 2009, the U.S. Supreme Court issued its opinion in Wyeth v. Levine. In April 2009, the parties each filed supplemental briefs addressing the impact of the Wyeth ruling on the appeal.

As previously reported, in September 2006, Merck filed a notice of appeal of the August 2005 jury verdict in favor of the plaintiff in the Texas state court case, Ernst v. Merck. On May 29, 2008, the Texas Court of Appeals reversed the trial court’s judgment and issued a judgment in favor of Merck. The Court of Appeals found the evidence to be legally insufficient on the issue of causation. Plaintiff filed a motion for rehearing en banc in the Court of Appeals. Merck filed a response in October 2008. In January 2009, plaintiff filed a reply in support of their rehearing motion. On February 11, 2009, Merck filed a reply. On June 4, 2009, in response to plaintiff’s motion for rehearing, the Court of Appeals issued a new opinion reversing the jury’s verdict and judgment is still rendered for Merck. Plaintiff moved for a second extension on her motion for rehearing en banc. The Court will grant the extension, making the motion due on August 20, 2009.

As previously reported, in April 2006, in Garza v. Merck, a jury in state court in Rio Grande City, Texas returned a verdict in favor of the family of decedent Leonel Garza. The jury awarded a total of $7 million in compensatory damages to Mr. Garza’s widow and three sons. The jury also purported to award $25 million in punitive damages even though under Texas law, in this

Notes to Consolidated Financial Statements (unaudited) (continued)
case, potential punitive damages were capped at $750,000. In May 2008, the San Antonio Court of Appeals reversed the judgment and rendered a judgment in favor of Merck. In December 2008, the Court of Appeals, on rehearing, vacated its prior ruling and issued a replacement. In the new ruling, the Court ordered a take-nothing judgment for Merck on the design defect claim, but reversed and remanded for a new trial as to the strict liability claim because of juror misconduct. In January 2009, Merck filed a petition for review with the Texas Supreme Court. The case has now been fully briefed.

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

Approximately 190 claims by individual private third-party payors are currently pending in the New Jersey court and in federal court in the MDL. Merck and plaintiffs have agreed in principle to settle these outstanding private third-party payor claims, including all actions pending in New Jersey and in the MDL, for an aggregate payment of $80 million. The Company recorded a charge in the second quarter of 2009 for this amount. Separately, there are also still pending in various U.S. courts putative class actions purportedly brought on behalf of individual purchasers or users of Vioxx and claiming reimbursement of alleged economic loss.

The New Jersey Superior Court heard argument on plaintiffs’ motion for class certification in Martin-Kleinman v. Merck, a putative consumer class action, on December 5, 2008. On March 17, 2009, the Court denied the motion for class certification. Plaintiffs moved for reconsideration of that ruling on May 1, 2009 and Merck filed an opposition on June 3, 2009. The Court heard oral argument on that motion on July 9, 2009.

On February 3, 2009, Judge Fallon dismissed the personal injury/wrongful death class action master complaint and the medical monitoring class action master complaint in the MDL proceeding and, on May 14, 2009, the court entered an order dismissing the class claims in all of the separately filed personal injury and medical monitoring class actions underlying the master personal injury and medical monitoring class action complaints.

On June 12, 2008, a Missouri state court certified a class of Missouri plaintiffs seeking reimbursement for out-of-pocket costs relating to Vioxx. The plaintiffs do not allege any personal injuries from taking Vioxx. The Missouri Court of Appeals affirmed the trial court’s certification of a class on May 12, 2009, and Merck is seeking review from the Missouri Supreme Court. Plaintiffs have filed a motion to certify a class of Indiana Vioxx purchasers in a case pending before the Circuit Court of Marion County, Indiana; Merck is preparing its opposition. Briefing is complete on plaintiffs’ motion to certify a class of Kentucky Vioxx purchasers before the Circuit Court of Pike County, Kentucky. The court will hear oral argument in late summer 2009. A judge in Cook County, Illinois has consolidated three putative class actions brought by Vioxx purchasers. Class certification has not yet been briefed in the consolidation action.

Plaintiffs also filed a class action in California state court seeking certification of a class of California third-party payors and end-users. The court denied the motion for class certification on April 30, 2009. Plaintiffs have appealed that decision to the California Court of Appeal. The Court of Appeal has set a briefing schedule on plaintiffs’ appeal and will hear argument on November 25, 2009.

The Company has also been named as a defendant in eighteen separate lawsuits brought by government entities, including the Attorneys General of ten states, five counties, the City of New York, and private citizens (who have brought qui tam and taxpayer derivative suits). These actions allege that the Company misrepresented the safety of Vioxx and seek: (i) recovery of the cost of Vioxx purchased or reimbursed by the state and its agencies; (ii) reimbursement of all sums paid by the state and its agencies for medical services for the treatment of persons injured by Vioxx; (iii) damages under various common law theories; and/or (iv) remedies under various state statutory theories, including state consumer fraud and/or fair business practices or Medicaid fraud statutes, including civil penalties. One of the lawsuits brought by the counties is a class action filed by Santa Clara County, California on behalf of all similarly situated California counties.

With the exception of a case filed by the Texas Attorney General (which remains in Texas state court and is currently scheduled for trial in January 2010) and a case filed by the Michigan Attorney General (which was remanded to state court in January 2009), all of the actions described in the above paragraph have been transferred to the federal MDL proceeding. Those actions are in the discovery phase. In the Michigan case, Merck is currently seeking appellate review of the trial court’s order denying Merck’s motion to dismiss. The trial court has entered a stay of proceedings (including discovery) pending the result of that appeal. In the MDL proceeding, the parties and the court have agreed that the Louisiana Attorney General case will be the first governmental entity case to be tried. The Louisiana Attorney General submitted an amended complaint on May 12, 2009, and Merck filed a motion to dismiss the amended complaint on June 10, 2009. Judge Fallon held a hearing

Notes to Consolidated Financial Statements (unaudited) (continued)
on that motion on July 28, 2009.

Shareholder Lawsuits

As previously disclosed, in addition to the Vioxx Product Liability Lawsuits, the Company and various current and former officers and directors are defendants in various putative class actions and individual lawsuits under the federal securities laws and state securities laws (the “Vioxx Securities Lawsuits”). All of the Vioxx Securities Lawsuits pending in federal court have been transferred by the Judicial Panel on Multidistrict Litigation (the “JPML”) to the United States District Court for the District of New Jersey before District Judge Stanley R. Chesler for inclusion in a nationwide MDL (the “Shareholder MDL”). Judge Chesler has consolidated the Vioxx Securities Lawsuits for all purposes. The putative class action, which requested damages on behalf of purchasers of Company stock between May 21, 1999 and October 29, 2004, alleged that the defendants made false and misleading statements regarding Vioxx in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and sought unspecified compensatory damages and the costs of suit, including attorneys’ fees. The complaint also asserted claims under Section 20A of the Securities and Exchange Act against certain defendants relating to their sales of Merck stock and under Sections 11, 12 and 15 of the Securities Act of 1933 against certain defendants based on statements in a registration statement and certain prospectuses filed in connection with the Merck Stock Investment Plan, a dividend reinvestment plan. On April 12, 2007, Judge Chesler granted defendants’ motion to dismiss the complaint with prejudice. Plaintiffs appealed Judge Chesler’s decision to the United States Court of Appeals for the Third Circuit. On September 9, 2008, the Third Circuit issued an opinion reversing Judge Chesler’s order and remanding the case to the District Court. Merck filed a petition for a writ of certiorari with the United States Supreme Court on January 15, 2009, which the Supreme Court granted on May 26, 2009. The deadline for Merck to file its opening brief on the merits is August 10, 2009. While Merck’s petition for certiorari was pending, the case was remanded to the District Court, plaintiffs filed their Consolidated and Fifth Amended Class Action Complaint, and Merck filed a motion to dismiss that Complaint on May 1, 2009. The parties have stipulated to stay the District Court proceedings pending the outcome of the Supreme Court appeal.

In October 2005, a Dutch pension fund filed a complaint in the District of New Jersey alleging violations of federal securities laws as well as violations of state law against the Company and certain officers. Pursuant to the Case Management Order governing the Shareholder MDL, the case, which is based on the same allegations as the Vioxx Securities Lawsuits, was consolidated with the Vioxx Securities Lawsuits. Defendants’ motion to dismiss the pension fund’s complaint was filed on August 3, 2007. In September 2007, the Dutch pension fund filed an amended complaint rather than responding to defendants’ motion to dismiss. In addition, in 2007, six new complaints were filed in the District of New Jersey on behalf of various foreign institutional investors also alleging violations of federal securities laws as well as violations of state law against the Company and certain officers. Defendants are not required to respond to these complaints until after Judge Chesler resolves any motion to dismiss in the consolidated securities action.

As previously disclosed, various shareholder derivative actions filed in federal court were transferred to the Shareholder MDL and consolidated for all purposes by Judge Chesler (the “Vioxx Derivative Lawsuits”). On May 5, 2006, Judge Chesler granted defendants’ motion to dismiss and denied plaintiffs’ request for leave to amend their complaint. Plaintiffs appealed, arguing that Judge Chesler erred in denying plaintiffs’ leave to amend their complaint with materials acquired during discovery. On July 18, 2007, the United States Court of Appeals for the Third Circuit reversed the District Court’s decision on the grounds that Judge Chesler should have allowed plaintiffs to make use of the discovery material to try to establish demand futility, and remanded the case for the District Court’s consideration of whether, even with the additional materials, plaintiffs’ request to amend their complaint would still be futile. Plaintiffs filed their brief in support of their request for leave to amend their complaint in November 2007. The Court denied the motion in June 2008 and closed the case. Plaintiffs have appealed Judge Chesler’s decision to the United States Court of Appeals for the Third Circuit. Oral argument on the appeal was held on July 15, 2009.

In addition, as previously disclosed, various putative class actions filed in federal court under the Employee Retirement Income Security Act (“ERISA”) against the Company and certain current and former officers and directors (the “Vioxx ERISA Lawsuits” and, together with the Vioxx Securities Lawsuits and the Vioxx Derivative Lawsuits, the “Vioxx Shareholder Lawsuits”) have been transferred to the Shareholder MDL and consolidated for all purposes. The consolidated complaint asserts claims on behalf of certain of the Company’s current and former employees who are participants in certain of the Company’s retirement plans for breach of fiduciary duty. The lawsuits make similar allegations to the allegations contained in the Vioxx Securities Lawsuits. On July 11, 2006, Judge Chesler granted in part and denied in part defendants’ motion to dismiss the ERISA complaint. In October 2007, plaintiffs moved for certification of a class of individuals who were participants in and beneficiaries of the Company’s retirement savings plans at any time between October 1, 1998 and September 30, 2004 and whose plan accounts included investments in the Merck Common Stock Fund and/or Merck common stock. In February 2009, the Court denied the motion for certification of a class as to one count and granted the motion as to the remaining counts. The Court also limited the class to those individuals who were participants in and beneficiaries of the Company’s retirement savings plans who suffered a loss due to their investments in Merck stock through the plans and who did not execute a settlement releasing their claims. In March 2009, Judge Chesler denied defendants’ motion for judgment on the pleadings. On December 24, 2008, plaintiffs filed a motion for partial

Notes to Consolidated Financial Statements (unaudited) (continued)
summary judgment against certain individual defendants. Judge Chesler entered an order denying the motion on May 11, 2009. Discovery is ongoing in this litigation.

As previously disclosed, on October 29, 2004, two individual shareholders made a demand on the Company’s Board to take legal action against Mr. Raymond Gilmartin, former Chairman, President and Chief Executive Officer, and other individuals for allegedly causing damage to the Company with respect to the allegedly improper marketing of Vioxx. In December 2004, the Special Committee of the Board of Directors retained the Honorable John S. Martin, Jr. of Debevoise & Plimpton LLP to conduct an independent investigation of, among other things, the allegations set forth in the demand. Judge Martin’s report was made public in September 2006. Based on the Special Committee’s recommendation made after careful consideration of the Martin report and the impact that derivative litigation would have on the Company, the Board rejected the demand. On October 11, 2007, the shareholders filed a lawsuit in state court in Atlantic County, New Jersey against current and former executives and directors of the Company alleging that the Board’s rejection of their demand was unreasonable and improper, and that the defendants breached various duties to the Company in allowing Vioxx to be marketed. The current and former executive and director defendants filed motions to dismiss the complaint in June 2008. On October 30, 2008, proceedings in the case were stayed through March 1, 2009. On November 21, 2008, the pending motions to dismiss were denied without prejudice in light of the stay. Defendants renewed their motions to dismiss on June 3, 2009. The Court has scheduled an August 6, 2009, argument on the motions to dismiss.

International Lawsuits

As previously disclosed, in addition to the lawsuits discussed above, the Company has been named as a defendant in litigation relating to Vioxx in various countries (collectively, the “Vioxx Foreign Lawsuits”) in Europe, as well as Canada, Brazil, Argentina, Australia, Turkey, and Israel, as well as in The Philippines and Singapore.

On May 30, 2008, the provincial court of Queen’s Bench in Saskatchewan, Canada entered an order certifying a class of Vioxx users in Canada, except those in Quebec. The class includes individual purchasers who allege inducement to purchase by unfair marketing practices; individuals who allege Vioxx was not of acceptable quality, defective or not fit for the purpose of managing pain associated with approved indications; or ingestors who claim Vioxx caused or exacerbated a cardiovascular or gastrointestinal condition. On June 17, 2008, the Court of Appeal for Saskatchewan granted the Company leave to appeal the certification order and the appeal was argued before that court in September and November 2008. On March 30, 2009, the Court of Appeal released its decision granting the Company’s appeal and quashing the certification order. On May 29, 2009, plaintiffs sought leave to appeal the judgment of the Saskatchewan Court of Appeal to the Supreme Court of Canada, and that application is pending. On July 28, 2008, the Superior Court in Ontario denied the Company’s motion to stay class proceedings in Ontario, which had been based on the earlier certification order entered in Saskatchewan, and decided to certify an overlapping class of Vioxx users in Canada, except those in Quebec and Saskatchewan, who allege negligence and an entitlement to elect to waive the tort. On November 24, 2008, the Ontario Divisional Court granted the Company’s motion for leave to appeal the Superior Court’s decision denying the stay of the Ontario class proceedings and denied the Company’s motion to appeal the certification order. The Company’s appeal was heard by the Ontario Divisional Court in February 2009. On February 13, 2009, the Divisional Court declined to set aside the order denying the stay. The Ontario Court of Appeal denied leave to appeal on May 15, 2009, and on June 23, 2009, Merck sought leave to appeal from that decision to the Supreme Court of Canada, and requested that the Saskatchewan and Ontario applications for leave to appeal to the Supreme Court be heard together. The appeal of the Ontario certification order was filed on May 20, 2009, and, in accordance with that Justice’s reasons, Merck also sought leave to appeal to the Divisional Court and is scheduled to argue that motion on August 14, 2009. Earlier, in November 2006, the Superior Court in Quebec authorized the institution of a class action on behalf of all individuals who, in Quebec, consumed Vioxx and suffered damages arising out of its ingestion. On May 7, 2009, the plaintiffs served an introductory motion for a class action based upon that authorization.

A trial in a representative action in Australia commenced on March 30, 2009, in the Federal Court of Australia. The named plaintiff, who alleges he suffered an MI, seeks to represent others in Australia who ingested Vioxx and suffered an MI, thrombotic stroke, unstable angina, transient ischemic attack or peripheral vascular disease. On March 30, 2009, the trial judge entered an order directing that, in advance of all other issues in the proceeding, the issues to be determined during the trial are those issues of fact and law in the named plaintiff’s individual case, and those issues of fact and law that the trial judge finds, after hearing the evidence, are common to the claims of the group members that the named plaintiff has alleged that he represents. The trial in this representative action concluded on June 25, 2009, and the trial judge reserved decision.

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

Notes to Consolidated Financial Statements (unaudited) (continued)
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
Investigations
As previously disclosed, in November 2004, the Company was advised by the staff of the SEC that it was commencing an informal inquiry concerning Vioxx. On January 28, 2005, the Company announced that it received notice that the SEC issued a formal notice of investigation. In the second quarter of 2009, the SEC informed the Company that it has terminated its investigation. Also, the Company has received subpoenas from the U.S. Department of Justice (the “DOJ”) requesting information related to the Company’s research, marketing and selling activities with respect to Vioxx in a federal health care investigation under criminal statutes. This investigation includes subpoenas for witnesses to appear before a grand jury. In March 2009, Merck received a letter from the U.S. Attorney’s Office for the District of Massachusetts identifying it as a target of the grand jury investigation regarding Vioxx. Further, as previously disclosed, investigations are being conducted by local authorities in certain cities in Europe in order to determine whether any criminal charges should be brought concerning Vioxx. The Company is cooperating with these governmental entities in their respective investigations (the “Vioxx Investigations”). The Company cannot predict the outcome of these inquiries; however, they could result in potential civil and/or criminal dispositions.
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
There are no U.S. Vioxx Product Liability Lawsuit trials scheduled in 2009, although several are currently scheduled for trial in 2010. The Company cannot predict the timing of any other trials related to the Vioxx Litigation. The Company believes that it has meritorious defenses to the Vioxx Lawsuits and will vigorously defend against them. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek indeterminate damages, the Company is unable to predict the outcome of these matters, and at this time cannot reasonably estimate the possible loss or range of loss with respect to the Vioxx Lawsuits not included in the Settlement Program. The Company has not established any reserves for any potential liability relating to the Vioxx Lawsuits not included in the Settlement Program, other than the $80 million reserve for the anticipated settlement of the pending U.S. Vioxx third-party payor litigation as noted above, or the Vioxx Investigations. Unfavorable outcomes in the Vioxx Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.
Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. As of December 31, 2008, the Company had an aggregate reserve of approximately $4.379 billion (the “Vioxx Reserve”) for the Settlement Program and the Company’s future legal defense costs related to the Vioxx Litigation.
During the first six months of 2009, the Company spent approximately $125 million in the aggregate in legal defense costs worldwide, including $71 million in the second quarter of 2009, related to (i) the Vioxx Product Liability Lawsuits, (ii) the Vioxx Shareholder Lawsuits, (iii) the Vioxx Foreign Lawsuits, and (iv) the Vioxx Investigations (collectively, the “Vioxx Litigation”). In addition, during the first six months of 2009, the Company paid an additional $1.391 billion into the settlement funds in connection with the Settlement Program, of which $1.376 billion was paid in the second quarter of 2009. Also in the second quarter of 2009, the Company recorded an $80 million charge in connection with the anticipated settlement of the pending U.S. Vioxx third-party payor litigation noted above. Consequently, as of June 30, 2009, the aggregate amount of the Vioxx Reserve was approximately $2.943 billion, which is included in Accrued and other current liabilities on the Consolidated Balance Sheet. Some of the significant factors considered in the review of the Vioxx Reserve were as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of the Vioxx Litigation, including the Settlement Agreement and the expectation that certain lawsuits will continue to be pending; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the Vioxx Litigation. The amount of the Vioxx

Notes to Consolidated Financial Statements (unaudited) (continued)
Reserve as of June 30, 2009 allocated solely to defense costs represents the Company’s best estimate of the minimum amount of defense costs to be incurred in connection with the remaining aspects of the Vioxx Litigation; however, events such as additional trials in the Vioxx Litigation and other events that could arise in the course of the Vioxx Litigation could affect the ultimate amount of defense costs to be incurred by the Company.
The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the Vioxx Reserve at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.
Other Product Liability Litigation
As previously disclosed, the Company is a defendant in product liability lawsuits in the United States involving Fosamax (the “Fosamax Litigation”). As of June 30, 2009, approximately 899 cases, which include approximately 1,280 plaintiff groups, had been filed and were pending against Merck in either federal or state court, including one case which seeks class action certification, as well as damages and/or medical monitoring. In these actions, plaintiffs allege, among other things, that they have suffered osteonecrosis of the jaw, generally subsequent to invasive dental procedures, such as tooth extraction or dental implants and/or delayed healing, in association with the use of Fosamax. On August 16, 2006, the JPML ordered that the Fosamax product liability cases pending in federal courts nationwide should be transferred and consolidated into one multidistrict litigation (the “Fosamax MDL”) for coordinated pre-trial proceedings. The Fosamax MDL has been transferred to Judge John Keenan in the United States District Court for the Southern District of New York. As a result of the JPML order, approximately 738 of the cases are before Judge Keenan. Judge Keenan has issued a Case Management Order (and various amendments thereto) setting forth a schedule governing the proceedings which focused primarily upon resolving the class action certification motions in 2007 and completing fact discovery in an initial group of 25 cases by October 1, 2008. Briefing and argument on plaintiffs’ motions for certification of medical monitoring classes were completed in 2007 and Judge Keenan issued an order denying the motions on January 3, 2008. On January 28, 2008, Judge Keenan issued a further order dismissing with prejudice all class claims asserted in the first four class action lawsuits filed against Merck that sought personal injury damages and/or medical monitoring relief on a class wide basis. Daubert motions were filed in May 2009 and Judge Keenan conducted a Daubert hearing in July 2009. On July 27, 2009, Judge Keenan issued his ruling on the parties’ respective Daubert motions. The ruling denied the Plaintiff Steering Committee’s motion and granted in part, and denied in part, Merck’s motion. Trials in the first three cases in the MDL are currently scheduled for August 2009, December 2009, and January 2010, respectively. A trial is currently scheduled in Alabama state court in October 2009, but may be continued until the first quarter of 2010. In addition, a Florida state court case is expected to be tried in early 2010.
In addition, in July 2008, an application was made by the Atlantic County Superior Court of New Jersey requesting that all of the Fosamax cases pending in New Jersey be considered for mass tort designation and centralized management before one judge in New Jersey. On October 6, 2008, the New Jersey Supreme Court ordered that all pending and future actions filed in New Jersey arising out of the use of Fosamax and seeking damages for existing dental and jaw-related injuries, including osteonecrosis of the jaw, but not solely seeking medical monitoring, be designated as a mass tort for centralized management purposes before Judge Higbee in Atlantic County Superior Court. As a result of the New Jersey Supreme Court’s order, approximately 142 cases were coordinated as of June 30, 2009 before Judge Higbee, who began setting various case management deadlines during the second quarter of 2009. On July 20, 2009, Judge Higbee entered a Case Management Order setting forth a schedule that contemplates completing fact discovery in an initial group of 15 cases by December 15, 2009, followed by expert discovery in five of those cases, and a projected trial date of May 2010 for the first case to be tried in the New Jersey coordinated proceedings.
Discovery is ongoing in both the Fosamax MDL litigation as well as in various state court cases. The Company intends to defend against these lawsuits.
As of March 31, 2009, the Company had a remaining reserve of approximately $24 million solely for its future legal defense costs for the Fosamax Litigation. During the second quarter of 2009, the Company spent approximately $7 million. In addition, in the second quarter, the Company added $25 million to its reserve. Consequently, as of June 30, 2009, the Company had a reserve of approximately $42 million solely for its future legal defense costs for the Fosamax Litigation. Some of the significant factors considered in the establishment of the reserve for the Fosamax Litigation legal defense costs were as follows: the actual costs incurred by the Company thus far; the development of the Company’s legal defense strategy and structure in light of the creation of the Fosamax MDL; the number of cases being brought against the Company; and the anticipated timing, progression, and related costs of pre-trial activities in the Fosamax Litigation. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves. Due to the uncertain nature of litigation, the Company is unable to reasonably estimate its costs beyond the completion of the above-mentioned trials. The Company has not established any reserves for any potential liability relating to the Fosamax Litigation. Unfavorable outcomes in the Fosamax Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

Notes to Consolidated Financial Statements (unaudited) (continued)
Vytorin/Zetia Litigation
As previously disclosed, the Company and its joint venture partner, Schering-Plough, have received several letters addressed to both companies from the House Committee on Energy and Commerce, its Subcommittee on Oversight and Investigations (“O&I”), and the Ranking Minority Member of the Senate Finance Committee, collectively seeking a combination of witness interviews, documents and information on a variety of issues related to the ENHANCE clinical trial, the sale and promotion of Vytorin, as well as sales of stock by corporate officers. In addition, since August 2008, the companies have received three additional letters from O&I, including one dated February 19, 2009, seeking certain information and documents related to the SEAS clinical trial. As previously disclosed, the companies have each received subpoenas from the New York State Attorney General’s Office and a letter from the Connecticut Attorney General seeking similar information and documents. On July 15, 2009, the companies announced that they had reached a civil settlement with the Attorneys General representing 35 states and the District of Columbia to resolve a previously disclosed investigation by that group into whether the companies violated state consumer protection laws when marketing Vytorin and Zetia. As part of the settlement, the companies agreed to reimburse the investigative costs of the 35 states and the District of Columbia which totaled $5.4 million, and to make voluntary assurances of compliance related to the promotion of Vytorin and Zetia, including agreeing to continue to comply with the Food, Drug and Cosmetic Act, the U.S. Food and Drug Administration Amendments Act, and other laws requiring the truthful and non-misleading marketing of pharmaceutical products. The settlement does not include any admission of misconduct or liability by the companies. Finally, in September 2008, the Company received a letter from the Civil Division of the DOJ informing it that the DOJ is investigating whether the companies’ conduct relating to the promotion of Vytorin caused false claims to be submitted to federal health care programs. The Company is cooperating with these investigations and working with Schering-Plough to respond to the inquiries.
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
Also, as previously disclosed, on April 3, 2008, a Merck shareholder filed a putative class action lawsuit in federal court in the Eastern District of Pennsylvania alleging that Merck and its Chairman, President and Chief Executive Officer, Richard T. Clark, violated the federal securities laws. This suit has since been withdrawn and re-filed in the District of New Jersey and has been consolidated with another federal securities lawsuit under the caption In re Merck & Co., Inc. Vytorin Securities Litigation. An amended consolidated complaint was filed on October 6, 2008, and names as defendants Merck; Merck/Schering-Plough Pharmaceuticals, LLC; and certain of the Company’s officers and directors. Specifically, the complaint alleges that Merck delayed releasing unfavorable results of a clinical study regarding the efficacy of Vytorin and that Merck made false and misleading statements about expected earnings, knowing that once the results of the Vytorin study were released, sales of Vytorin would decline and Merck’s earnings would suffer. On April 22, 2008, a member of a Merck ERISA plan filed a putative class action lawsuit against the Company and certain of its officers and directors alleging they breached their fiduciary duties under ERISA. Since that time, there have been other similar ERISA lawsuits filed against the Company in the District of New Jersey, and all of those lawsuits have been consolidated under the caption In re Merck & Co., Inc. Vytorin ERISA Litigation. An amended consolidated complaint was filed on February 5, 2009, and names as defendants Merck and various members of Merck’s Board of Directors and members of committees of Merck’s Board of Directors. Plaintiffs allege that the ERISA plans’ investment in Company stock was imprudent because the Company’s earnings are dependent on the commercial success of its cholesterol drug Vytorin and that defendants knew or should have known that the results of a scientific study would cause the medical community to turn to less expensive drugs for cholesterol management. The Company intends to defend the lawsuits referred to in this section vigorously. Unfavorable outcomes resulting from the government investigations or the civil litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.
In November 2008, the individual shareholder who had previously delivered a letter to the Company’s Board of Directors demanding that the Board take legal action against the responsible individuals to recover the amounts paid by the Company in

Notes to Consolidated Financial Statements (unaudited) (continued)
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
As previously disclosed, in February 2007, the Company received a notice from Teva Pharmaceuticals, Inc. (“Teva”), a generic company, indicating that it had filed an ANDA for montelukast and that it is challenging the U.S. patent that is listed for Singulair. On April 2, 2007, the Company filed a patent infringement action against Teva. The lawsuit automatically stays FDA approval of Teva’s ANDA until August 2009 or until an adverse court decision, if any, whichever may occur earlier. A trial in this matter was held in February 2009. The Company is awaiting the court’s decision which the Company expects to receive before the stay expires on August 22, 2009.
In January 2009, the Company received notice that an ANDA was filed with the FDA for aprepitant which contained a Paragraph IV challenge to patents on Emend. In February 2009, the Company filed a patent infringement suit against Sandoz Inc. (“Sandoz”). The lawsuit automatically stays FDA approval of Sandoz’s ANDA until July 2011 or until an adverse court decision, if any, whichever may occur earlier.
Legal Proceedings Related to the Proposed Merger with Schering-Plough
On July 24, 2009, the Company announced a proposed settlement, subject to Court approval, to resolve litigation challenging the planned merger between Merck and Schering-Plough and seeking other forms of relief. The consolidated class action lawsuit, which was noted in Merck’s June 25, 2009, definitive merger proxy statement/prospectus, was filed in the Chancery Division of the Superior Court of New Jersey in Hunterdon County and named Merck, its directors and Schering-Plough as defendants.
The proposed settlement references additional disclosures made by Merck and Schering-Plough related to the proposed merger, including information about Merck’s financial advisor (J.P. Morgan), its fairness opinion and certain other details. All of these additional disclosures already have been made in the joint proxy/prospectus filed with the SEC. Under the proposed settlement, no damages would be paid by Merck or Schering-Plough. In addition, the parties have agreed that plaintiffs’ counsel may apply to the Court for an award of attorneys’ fees and costs to be paid by Merck.
The proposed settlement is not in any way an admission of any wrongdoing or liability in connection with plaintiffs’ allegations. The Company agreed to settle the suit in order to avoid the further costs and inherent uncertainty of litigation.
This settlement, if approved by the Court, and the separate settlement announced by Schering-Plough, will resolve and release all claims that were or could have been brought by any shareholder of Merck or Schering-Plough challenging any aspect of the proposed merger, including any merger disclosure claims.
Other Litigation
There are various other legal proceedings, principally product liability and intellectual property suits involving the Company, that are pending. While it is not feasible to predict the outcome of such proceedings or the proceedings discussed in this Note, in the opinion of the Company, all such proceedings are either adequately covered by insurance or, if not so covered, should not ultimately result in any liability that would have a material adverse effect on the financial position, liquidity or results of operations of the Company, other than proceedings for which a separate assessment is provided in this Note.

Notes to Consolidated Financial Statements (unaudited) (continued)
12.	Stockholders’ Equity

	Common
	Stock	Common		Treasury	Treasury
	Shares	Stock	Other Paid-In	Stock	Stock
(in millions)	Issued	at Cost	Capital	Shares	at Cost

Balance at January 1, 2008	2,983.5	$29.8	$8,014.9	811.0	$28,174.7
Employee share-based compensation plans	—	—	173.5	(3.6)	(126.0)
Purchases of treasury stock	—	—	—	33.6	1,551.1

Balance at June 30, 2008	2,983.5	$29.8	$8,188.4	841.0	$29,599.8

Balance at January 1, 2009	2,983.5	$29.8	$8,319.1	875.8	$30,735.5
Employee share-based compensation plans	—	—	146.8	(1.2)	(41.2)
Purchases of treasury stock	—	—	—	—	—

Balance at June 30, 2009	2,983.5	$29.8	$8,465.9	874.6	$30,694.3

The accumulated balances related to each component of other comprehensive income (loss), net of taxes, were as follows:

					Accumulated
			Employee	Cumulative	Other
			Benefit	Translation	Comprehensive
($ in millions)	Derivatives	Investments	Plans	Adjustment	Income (Loss)

Balance at January 1, 2008	$(39.7)	$143.6	$(992.9)	$62.9	$(826.1)
Other comprehensive income (loss)	(14.3)	(88.4)	(29.9)	23.1	(109.5)

Balance at June 30, 2008	$(54.0)	$55.2	$(1,022.8)	$86.0	$(935.6)

Balance at January 1, 2009	$111.9	$63.1	$(2,754.6)	$25.7	$(2,553.9)
Other comprehensive income (loss)	(106.3)	52.0	45.1	13.3	4.1

Balance at June 30, 2009	$5.6	$115.1	$(2,709.5)	$39.0	$(2,549.8)

Comprehensive income was $1,479.3 million and $1,597.1 million for the three months ended June 30, 2009 and 2008, respectively, and was $2,985.4 million and $4,961.3 million for the six months ended June 30, 2009 and 2008, respectively.
The reconciliation of noncontrolling interest was as follows:

($ in millions)	2009	2008

Balance at January 1	$2,408.8	$2,406.7
Net income attributable to noncontrolling interest	62.8	62.8
Distributions	(59.5)	(59.7)
Other	0.3	0.3

Balance at June 30	$2,412.4	$2,410.1

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

Notes to Consolidated Financial Statements (unaudited) (continued)
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
The following table provides amounts of share-based compensation cost recorded in the Consolidated Statement of Income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2009	2008	2009	2008

Pretax share-based compensation expense	$83.8	$107.7	$197.1	$198.7
Income tax benefits	(26.5)	(33.4)	(62.9)	(62.1)

Total share-based compensation expense, net of tax	$57.3	$74.3	$134.2	$136.6

During the first six months of 2009 and 2008, the Company granted 31.9 million options and 33.4 million options, respectively, related to its annual grant and other grants. The weighted average fair value of options granted for the first six months of 2009 and 2008 was $3.90 and $9.99 per option, respectively, and was determined using the following assumptions:

	Six Months Ended
	June 30,
	2009	2008

Expected dividend yield	6.4%	3.4%
Risk-free interest rate	2.1%	2.7%
Expected volatility	34.1%	30.8%
Expected life (years)	6.1	6.1

At June 30, 2009, there was $468.0 million of total pretax unrecognized compensation expense related to nonvested stock options, RSU and PSU awards which will be recognized over a weighted average period of 2.1 years. For segment reporting, share-based compensation costs are unallocated expenses.
14.	Pension and Other Postretirement Benefit Plans
The Company has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. The net cost of such plans consisted of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2009	2008	2009	2008

Service cost	$94.6	$80.6	$189.9	$173.3
Interest cost	101.9	106.1	203.8	213.4
Expected return on plan assets	(151.8)	(136.9)	(302.9)	(284.9)
Net amortization	31.6	20.2	62.5	42.8
Termination benefits	3.0	13.0	25.6	18.5
Curtailments	—	3.2	(3.5)	3.2
Settlements	—	—	3.0	—

	$79.3	$86.2	$178.4	$166.3

Notes to Consolidated Financial Statements (unaudited) (continued)
The Company provides medical, dental and life insurance benefits, principally to its eligible U.S. retirees and similar benefits to their dependents, through its other postretirement benefit plans. The net cost of such plans consisted of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2009	2008	2009	2008

Service cost	$17.7	$15.3	$36.6	$37.5
Interest cost	24.7	25.5	50.4	56.3
Expected return on plan assets	(23.3)	(29.9)	(47.1)	(64.5)
Net amortization	4.3	(7.6)	9.9	(11.4)
Termination benefits	(0.1)	3.0	6.3	4.2
Curtailments	(7.4)	—	(7.1)	(0.6)

	$15.9	$6.3	$49.0	$21.5

In connection with restructuring actions (see Note 3), the Company recorded termination charges for the three and six months ended June 30, 2009 and 2008 on its pension and other postretirement benefit plans related to expanded eligibility for certain employees exiting the Company. Also, in connection with these restructuring actions, the Company recorded curtailments on its pension plans for the six months ended June 30, 2009 and the three and six months ended June 30, 2008, and on its other postretirement benefit plans for the three and six months ended June 30, 2009 and the six months ended June 30, 2008. In addition, the Company recorded settlement losses on its pension plans for the six months ended June 30, 2009.
15.	Other (Income) Expense, Net
Other (income) expense, net, consisted of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2009	2008	2009	2008

Interest income	$(70.0)	$(143.4)	$(166.3)	$(313.0)
Interest expense	99.5	50.6	160.2	123.2
Exchange (gains) losses	(20.0)	8.7	(3.5)	21.3
Other, net	(5.9)	(28.7)	(54.0)	(2,153.5)

	$3.6	$(112.8)	$(63.6)	$(2,322.0)

The change in Other (income) expense, net in the second quarter of 2009 as compared with the second quarter of 2008 reflects lower interest income resulting from lower interest rates and a change in the Company’s investment portfolio mix toward cash and shorter-dated securities in anticipation of the pending Schering-Plough merger and higher interest expense driven largely by $50 million of commitment fees related to the financing of the proposed Schering-Plough merger. In addition, reflected within Other, net for the second quarter of 2009 is $82 million of recognized net gains in the Company’s investment portfolio, largely offset by an $80 million charge related to the anticipated settlement of the Company’s pending Vioxx third-party payor litigation in the United States (see Note 11). The decline in Other (income) expense, net in the first six months of 2009 as compared with same period in 2008 is primarily due to a decline in Other, net. Included in Other, net for the first six months of 2008 is an aggregate gain from AZLP of $2.2 billion (see Note 9), a gain of $249 million related to the sale of the Company’s remaining worldwide rights to Aggrastat, partially offset by a $300 million expense for a contribution to the Merck Company Foundation, and a $58 million charge related to the resolution of an investigation into whether the Company violated state consumer protection laws with respect to the sales and marketing of Vioxx. Included in Other, net for the first six months of 2009 is $99 million of recognized net gains in the Company’s investment portfolio, partially offset by an $80 million charge related to the anticipated settlement of the Company’s pending Vioxx third-party payor litigation in the United States. In addition, lower interest income and higher interest expense due largely to $63 million of commitment fees related to the financing of the proposed Schering-Plough merger also contributed to the overall decline in Other (income) expense, net for the year-to-date period. Interest paid for the six months ended June 30, 2009 was $208.1 million, which includes commitment fees of $104.5 million, and for the six months ended June 30, 2008 was $116.2 million.

Notes to Consolidated Financial Statements (unaudited) (continued)
16.	Taxes on Income
The effective tax rate of 19.3% for the second quarter of 2009 reflects a net favorable impact of approximately 6 percentage points resulting from tax settlements and restructuring charges. The effective tax rate of 18.8% for the first six months of 2009 reflects the favorable impact of approximately 6 percentage points resulting from the second quarter tax settlements, the previously disclosed settlement reached with the Canada Revenue Agency (“CRA”) in the first quarter of 2009 (see below) and restructuring charges. The effective tax rate of 13.9% for the second quarter of 2008 reflects a benefit of approximately 9 percentage points primarily relating to tax settlements that resulted in a reduction of the Company’s liability for unrecognized tax benefits of approximately $200 million. The effective tax rate of 21.4% for the first six months of 2008 reflects a net favorable impact of approximately 1 percentage point which includes favorable impacts relating to the second quarter 2008 tax settlements and the first quarter 2008 realization of foreign tax credits, largely offset by an unfavorable impact of the AZLP gain (see Note 9) being fully taxable in the United States at a combined federal and state tax rate of approximately 36.3%. In the first quarter of 2008, the Company decided to distribute certain prior years’ foreign earnings to the United States which resulted in the utilization of foreign tax credits. These foreign tax credits arose as a result of tax payments made outside of the United States in prior years that became realizable based on a change in the Company’s decision to distribute these foreign earnings.
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
In addition, in July 2007 and November 2008, the CRA proposed additional adjustments for 1999 and 2000, respectively, relating to other intercompany pricing matters. The adjustments would increase Canadian tax due by approximately $280 million (U.S. dollars) plus $270 million (U.S. dollars) of interest through June 30, 2009. It is possible that the CRA will propose similar adjustments for later years. The Company disagrees with the positions taken by the CRA and believes they are without merit. The Company intends to contest the assessments through the CRA appeals process and the courts if necessary. Management believes that resolution of these matters will not have a material effect on the Company’s financial position or liquidity.
In connection with the appeals process for the matters discussed above, during 2007, the Company pledged collateral to two financial institutions, one of which provided a guarantee to the CRA and the other to the Quebec Ministry of Revenue representing a portion of the tax and interest assessed. As a result of the settlement noted above, guarantees required to appeal the disputes were reduced or eliminated and approximately $800 million of associated collateral was released and reclassified from Other assets to Cash and cash equivalents and Short-term investments. Approximately $150 million additional cash and securities were released from collateral in April 2009. Certain of the cash and investments continue to be collateralized for guarantees required to appeal other Canadian tax disputes. The collateral is included in Deferred income taxes and other current assets and Other assets in the Consolidated Balance Sheet and totaled approximately $275 million and $1.2 billion at June 30, 2009 and December 31, 2008, respectively.

Notes to Consolidated Financial Statements (unaudited) (continued)
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
The calculations of earnings per share under the two-class method are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Basic Earnings per Common Share:
Net Income Attributable to Merck & Co., Inc.	$1,556.3	$1,768.3	$2,981.3	$5,070.8
Less: Income allocated to participating securities	4.8	4.7	9.0	13.1

Net income available to common shareholders	1,551.5	1,763.6	2,972.3	5,057.7

Average common shares outstanding	2,108.7	2,144.5	2,108.3	2,153.2

	$0.74	$0.82	$1.41	$2.35

Earnings per Common Share Assuming Dilution:
Net Income Attributable to Merck & Co., Inc.	$1,556.3	$1,768.3	$2,981.3	$5,070.8
Less: Income allocated to participating securities	4.8	4.7	9.0	13.1

Net income available to common shareholders	$1,551.5	$1,763.6	$2,972.3	$5,057.7

Average common shares outstanding	2,108.7	2,144.5	2,108.3	2,153.2
Common shares issuable (1)	1.3	7.4	1.5	10.0

Average common shares outstanding assuming dilution	2,110.0	2,151.9	2,109.8	2,163.2

	$0.74	$0.82	$1.41	$2.34

(1)	Issuable primarily under share-based compensation plans.
For the three months ended June 30, 2009 and 2008, 256.3 million and 205.5 million, respectively, and for the six months ended June 30, 2009 and 2008, 228.5 million and 205.3 million, respectively, of common shares issuable under the Company’s share-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.

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
Other segments include other non-reportable human and animal health segments.
Revenues and profits for these segments are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2009	2008	2009	2008

Segment revenues:
Pharmaceutical segment	$4,930.0	$5,006.1	$9,415.6	$9,817.5
Vaccines and Infectious Diseases segment	915.0	1,026.6	1,774.7	2,012.2
Other segment revenues	14.5	19.1	25.5	44.1

	$5,859.5	$6,051.8	$11,215.8	$11,873.8

Segment profits:(1)
Pharmaceutical segment	$3,358.5	$3,112.6	$6,322.9	$6,231.9
Vaccines and Infectious Diseases segment	598.1	645.6	1,176.6	1,270.2
Other segment profits	106.6	119.2	248.1	265.2

	$4,063.2	$3,877.4	$7,747.6	$7,767.3

(1)	Includes the majority of Equity income from affiliates.

Notes to Consolidated Financial Statements (unaudited) (continued)
Sales (1) of the Company’s products were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2009	2008	2009	2008

Pharmaceutical:
Singulair	$1,257.4	$1,081.6	$2,314.7	$2,185.3
Cozaar/Hyzaar	905.6	941.1	1,744.8	1,788.0
Januvia	462.0	333.8	873.2	605.9
Fosamax	277.5	411.2	538.8	881.0
Janumet	154.6	72.4	283.1	130.8
Zocor	140.8	176.8	278.2	355.9
Maxalt	140.8	130.3	274.0	251.9
Cosopt/Trusopt	124.9	217.4	246.1	418.8
Propecia	105.9	107.6	208.8	212.6
Arcoxia	88.0	103.9	169.2	197.3
Vasotec/Vaseretic	76.1	93.7	153.2	189.4
Proscar	79.2	86.0	151.3	171.0
Emend	76.9	65.4	146.0	125.0
Other pharmaceutical (2)	500.8	625.4	970.0	1,215.2
Vaccine and infectious disease product sales included in the Pharmaceutical segment (3)	539.5	559.5	1,064.2	1,089.4

Pharmaceutical segment revenues	4,930.0	5,006.1	9,415.6	9,817.5

Vaccines(4) and Infectious Diseases:
ProQuad/M-M-R II/Varivax	322.4	317.8	574.3	543.5
Gardasil	268.2	325.7	530.2	716.1
RotaTeq	125.5	177.8	259.9	367.9
Zostavax	42.4	66.1	117.5	139.6
Hepatitis vaccines	28.7	37.9	63.2	71.8
Other vaccines	53.0	69.5	108.5	142.1
Primaxin	160.0	201.3	324.5	404.0
Isentress	172.3	77.2	320.4	123.7
Cancidas	148.8	160.7	287.4	309.5
Invanz	70.6	70.5	132.3	126.0
Crixivan/Stocrin	55.5	79.0	104.6	154.3
Other infectious disease	7.1	2.6	16.1	3.1
Vaccine and infectious disease product sales included in the Pharmaceutical segment (3)	(539.5)	(559.5)	(1,064.2)	(1,089.4)

Vaccines and Infectious Diseases segment revenues	915.0	1,026.6	1,774.7	2,012.2

Other segment revenues(5)	14.5	19.1	25.5	44.1

Total segment revenues	5,859.5	6,051.8	11,215.8	11,873.8

Other (6)	40.4	—	69.3	0.1

	$5,899.9	$6,051.8	$11,285.1	$11,873.9

(1)	Presented net of discounts and returns.

(2)	Other pharmaceutical primarily includes sales of other human pharmaceutical products and revenue from the Company’s relationship with AstraZeneca LP primarily relating to sales of Nexium, as well as Prilosec. Revenue from AstraZeneca LP was $386.4 million and $455.8 million for the second quarter of 2009 and 2008, respectively, and was $742.1 million and $860.5 million for the first six months of 2009 and 2008, respectively.

(3)	Sales of vaccine and infectious disease products by non-U.S. subsidiaries are included in the Pharmaceutical segment.

(4)	These amounts do not reflect sales of vaccines sold in most major European markets through the Company’s joint venture, Sanofi Pasteur MSD, the results of which are reflected in Equity income from affiliates. These amounts do, however, reflect supply sales to Sanofi Pasteur MSD.

(5)	Includes other non-reportable human and animal health segments.

(6)	Other revenues are primarily comprised of miscellaneous corporate revenues, sales related to divested products or businesses and other supply sales not included in segment results.

Notes to Consolidated Financial Statements (unaudited) (continued)
A reconciliation of segment profits to Income Before Taxes is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2009	2008	2009	2008

Segment profits	$4,063.2	$3,877.4	$7,747.6	$7,767.3
Other profits	(0.9)	(15.8)	(21.3)	(27.9)
Adjustments	92.0	100.9	179.4	199.7
Unallocated:
Interest income	70.0	143.4	166.3	313.0
Interest expense	(99.5)	(50.6)	(160.2)	(123.2)
Equity income from affiliates	(16.2)	(16.3)	7.7	(1.2)
Depreciation and amortization	(466.2)	(349.3)	(887.9)	(712.4)
Research and development	(1,395.3)	(1,169.3)	(2,619.5)	(2,247.6)
Gain on distribution from AstraZeneca LP	—	—	—	2,222.7
Other expenses, net	(279.8)	(431.0)	(661.8)	(858.2)

	$1,967.3	$2,089.4	$3,750.3	$6,532.2

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
In March 2009, Merck and Schering-Plough Corporation (“Schering-Plough”) announced that their Boards of Directors unanimously approved a definitive merger agreement under which Merck and Schering-Plough will combine in a stock and cash transaction. The transaction is structured as a “reverse merger” in which Schering-Plough, renamed Merck, will continue as the surviving public corporation (“New Merck”). Under the terms of the agreement, each issued and outstanding share of Schering-Plough common stock will be converted into the right to receive a combination of $10.50 in cash and 0.5767 of a share of the common stock of New Merck. Each issued and outstanding share of Merck common stock will automatically be converted into a share of the common stock of New Merck. The cash portion of the consideration will be funded with a combination of existing cash, the sale or redemption of short-term investments and the issuance of debt. Upon completion of the merger, each issued and outstanding share of Schering-Plough 6% Mandatory Convertible Preferred Stock not converted in accordance with the preferred stock designations shall remain outstanding as one share of 6% Mandatory Convertible Preferred Stock of the newly combined company having the rights set forth in the New Merck certificate of incorporation. The transaction remains subject to Merck and Schering-Plough shareholder approvals and the satisfaction of customary closing conditions and regulatory approvals. The transaction is expected to close in the fourth quarter of 2009.
On July 29, 2009, Merck and sanofi-aventis signed a definitive agreement under which Merck will sell its 50% interest in the companies’ current animal health joint venture, Merial Limited (“Merial”), to sanofi-aventis for $4 billion in cash, subject to adjustment in certain circumstances. Following the close of the transaction, sanofi-aventis will own 100% of Merial. The sale of Merck’s interest in the Merial joint venture is subject to clearance by the European antitrust authorities. Merck anticipates it will complete the transaction before its planned merger with Schering-Plough is finalized. In addition to the Merial agreement, Merck, sanofi-aventis and Schering-Plough signed a call option agreement. Under the terms of the call option agreement, following the closing of the Merck/Schering-Plough merger, sanofi-aventis would have an option to require New Merck to contribute Schering-Plough’s Intervet/Schering-Plough Animal Health business with Merial to form an animal health joint venture that would be owned equally by New Merck and sanofi-aventis. As part of the call option agreement, the value of Merial has been fixed at $8 billion. The minimum total value received by New Merck and its affiliates for contributing Intervet/Schering-Plough to the combined entity would be $9.25 billion (subject to customary transaction adjustments), consisting of a floor valuation of Intervet/Schering-Plough which is fixed at a minimum of $8.5 billion (subject to potential upward revision based on a valuation exercise by the two parties) and an additional payment by sanoft-aventis of $750 million. Based on the valuation exercise of Intervet/Schering-Plough and the customary transaction adjustments, if Merial and Intervet/Schering-Plough are combined, a true-up payment may be required to be paid by either party to establish a 50/50 joint venture with equal ownership between New Merck and sanofi-aventis. Any formation of a new animal health joint venture with sanofi-aventis is subject to customary closing conditions including antitrust review in the United States and Europe. Between September 30, 2009 and the closing of the merger between Merck and Schering-Plough, the agreements provide Merck with certain rights to terminate the call option for a fee of $400 million or $600 million.
Operating Results
Sales
Worldwide sales were $5.90 billion for the second quarter of 2009, a decline of 3% compared with the second quarter of 2008, primarily attributable to a 5% unfavorable effect from foreign exchange, partially offset by a 2% favorable effect from price changes and a less than 1% favorable effect from volume. Worldwide sales were $11.29 billion for the first six months of 2009, a decline of 5% compared with the same period of 2008, primarily attributable to a 4% unfavorable effect from foreign exchange and a 2% unfavorable effect from volume, partially offset by a 2% favorable effect from price changes. The revenue declines largely reflect lower sales of Fosamax for the treatment and prevention of osteoporosis. Fosamax and Fosamax Plus D lost market exclusivity for substantially all formulations in the United States in February 2008 and April 2008, respectively. Also contributing to the declines were lower sales of Cosopt and Trusopt, ophthalmic products which lost U.S. market exclusivity in October 2008, lower sales of Gardasil, a vaccine to help prevent cervical, vulvar and vaginal cancers, precancerous or dysplastic lesions, and genital warts caused by HPV types 6, 11, 16 and 18, and lower revenue from the Company’s relationship with AstraZeneca LP (“AZLP”). Revenue was also negatively impacted by lower sales of RotaTeq, a vaccine to help protect against rotavirus gastroenteritis in infants and children, Primaxin for the treatment of bacterial infections, Zocor, the Company’s statin for modifying cholesterol, Cozaar/Hyzaar* for the treatment of hypertension and Zostavax, a vaccine to help prevent shingles (herpes zoster). These declines were partially offset by higher sales of Januvia and Janumet for the treatment of type 2 diabetes, Singulair, a medicine indicated for the chronic treatment of asthma and the relief of symptoms of allergic rhinitis, and Isentress, an antiretroviral therapy for the treatment of HIV infection.

*	Cozaar and Hyzaar are registered trademarks of E.I. duPont de Nemours & Company, Wilmington, Delaware.

Sales of the Company’s products were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2009	2008	2009	2008

Pharmaceutical:
Singulair	$1,257.4	$1,081.6	$2,314.7	$2,185.3
Cozaar/Hyzaar	905.6	941.1	1,744.8	1,788.0
Januvia	462.0	333.8	873.2	605.9
Fosamax	277.5	411.2	538.8	881.0
Janumet	154.6	72.4	283.1	130.8
Zocor	140.8	176.8	278.2	355.9
Maxalt	140.8	130.3	274.0	251.9
Cosopt/Trusopt	124.9	217.4	246.1	418.8
Propecia	105.9	107.6	208.8	212.6
Arcoxia	88.0	103.9	169.2	197.3
Vasotec/Vaseretic	76.1	93.7	153.2	189.4
Proscar	79.2	86.0	151.3	171.0
Emend	76.9	65.4	146.0	125.0
Other pharmaceutical (1)	500.8	625.4	970.0	1,215.2
Vaccine and infectious disease product sales included in the Pharmaceutical segment (2)	539.5	559.5	1,064.2	1,089.4

Pharmaceutical segment revenues	4,930.0	5,006.1	9,415.6	9,817.5

Vaccines(3) and Infectious Diseases:
ProQuad/M-M-R II/Varivax	322.4	317.8	574.3	543.5
Gardasil	268.2	325.7	530.2	716.1
RotaTeq	125.5	177.8	259.9	367.9
Zostavax	42.4	66.1	117.5	139.6
Hepatitis vaccines	28.7	37.9	63.2	71.8
Other vaccines	53.0	69.5	108.5	142.1
Primaxin	160.0	201.3	324.5	404.0
Isentress	172.3	77.2	320.4	123.7
Cancidas	148.8	160.7	287.4	309.5
Invanz	70.6	70.5	132.3	126.0
Crixivan/Stocrin	55.5	79.0	104.6	154.3
Other infectious disease	7.1	2.6	16.1	3.1
Vaccine and infectious disease product sales included in the Pharmaceutical segment (2)	(539.5)	(559.5)	(1,064.2)	(1,089.4)

Vaccines and Infectious Diseases segment revenues	915.0	1,026.6	1,774.7	2,012.2

Other segment revenues(4)	14.5	19.1	25.5	44.1

Total segment revenues	5,859.5	6,051.8	11,215.8	11,873.8

Other (5)	40.4	—	69.3	0.1

	$5,899.9	$6,051.8	$11,285.1	$11,873.9

(1)	Other pharmaceutical primarily includes sales of other human pharmaceutical products and revenue from the Company’s relationship with AZLP primarily relating to sales of Nexium, as well as Prilosec. Revenue from AZLP was $386.4 million and $455.8 million for the second quarter of 2009 and 2008, respectively, and was $742.1 million and $860.5 million for the first six months of 2009 and 2008, respectively.

(2)	Sales of vaccine and infectious disease products by non-U.S. subsidiaries are included in the Pharmaceutical segment.

(3)	These amounts do not reflect sales of vaccines sold in most major European markets through the Company’s joint venture, Sanofi Pasteur MSD, the results of which are reflected in Equity income from affiliates. These amounts do, however, reflect supply sales to Sanofi Pasteur MSD.

(4)	Includes other non-reportable human and animal health segments.

(5)	Other revenues are primarily comprised of miscellaneous corporate revenues, sales related to divested products or businesses and other supply sales not included in segment results.
Sales by product are presented net of discounts and returns. The provision for discounts includes indirect customer discounts that occur when a contracted customer purchases directly through an intermediary wholesale purchaser, known as chargebacks, as well as indirectly in the form of rebates owed based upon definitive contractual agreements or legal requirements with private sector and public sector (Medicaid and Medicare Part D) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. These discounts, in the aggregate, reduced revenues by $581.7 million and $533.0 million for the three months ended June 30, 2009 and 2008, respectively, and by $1,078.6 million and $1,052.0 million for the six months ended June 30, 2009 and 2008, respectively. Inventory levels at key wholesalers for each of the Company’s major pharmaceutical products are generally less than one month.
Pharmaceutical Segment Revenues
Sales of the Pharmaceutical segment decreased 2% for the second quarter of 2009 to $4.93 billion, and declined 4% for the first six months of 2009 to $9.42 billion compared with the corresponding periods of 2008. These results reflect declines in Fosamax, Cosopt/Trusopt, lower supply sales to AZLP, and lower sales of Zocor, partially offset by growth in Januvia, Janumet and Singulair. In addition, foreign exchange negatively impacted sales in 2009 as compared with 2008.
Worldwide sales for Singulair were $1.26 billion for the second quarter of 2009, representing an increase of 16% over the second quarter of 2008. Sales for the first six months of 2009 were $2.31 billion, an increase of 6% compared with the first six months of 2008. Sales growth in both periods was driven by higher demand and price increases in the United States and strong performance in Japan. Singulair continues to be the number one prescribed branded product in the U.S. respiratory market.
Global sales of Cozaar and Hyzaar were $905.6 million for the second quarter of 2009, a decrease of 4% compared with the second quarter of 2008. Sales for the first six months of 2009 were $1.74 billion, a decline of 2% compared with the first six months of 2008. The decline in both periods was driven in part by the unfavorable effect of foreign exchange, partially offset by the strong performance of Hyzaar in Japan (marketed as Preminent). Cozaar and Hyzaar are among the leading medicines in the angiotensin receptor blocker class.
Global sales of Januvia, Merck’s dipeptidyl peptidase-4 (“DPP-4”) inhibitor for the treatment of type 2 diabetes, were $462.0 million in the second quarter of 2009, an increase of 38% compared with the second quarter of 2008. Sales for the first six months of 2009 were $873.2 million, an increase of 44% compared with the first six months of 2008. DPP-4 inhibitors represent a class of prescription medications that improve blood sugar control in patients with type 2 diabetes by enhancing a natural body system called the incretin system, which helps to regulate glucose by affecting the beta cells and alpha cells in the pancreas.
In June 2009, Merck received a positive opinion from the European Medicines Agency’s Committee for Medicinal Products for Human Use (“CHMP”) recommending restricted first line use of Januvia for the treatment of type 2 diabetes. With this positive opinion, the CHMP recommends that sitagliptin be indicated to improve glycemic control when diet and exercise alone do not provide adequate glycemic control and when metformin is inappropriate due to contraindications or intolerance. If this opinion is accepted by the European Commission, sitagliptin will be the only diabetes treatment in the DPP-4 inhibitor class to have a restricted first line indication.
Also in June 2009, two investigational studies evaluating the efficacy and tolerability of Januvia were presented at the American Diabetes Association (“ADA”) 69th Annual Scientific Session which showed that Januvia significantly improved blood sugar control. One study evaluated Januvia as an addition to ongoing insulin therapy, with or without metformin, and the second evaluated Januvia in combination with pioglitazone as an initial treatment regimen. Applications to use Januvia in these combinations and Janumet in combination with insulin have been accepted by the U.S. Food and Drug Administration (“FDA”) and are currently under review.
Worldwide sales of Janumet, Merck’s oral antihyperglycemic agent that combines sitagliptin (Merck’s DPP-4 inhibitor, Januvia) with metformin in a single tablet to target all three key defects of type 2 diabetes, were $154.6 million for the second quarter of 2009 compared with $72.4 million for the second quarter of 2008. Sales for the first six months of 2009 were $283.1 million compared with $130.8 million for the same period of 2008. Janumet was initially approved as an adjunct to diet and exercise, to improve blood sugar control in adult patients with type 2 diabetes who are not adequately controlled on metformin or sitagliptin alone, or in patients already being treated with the combination of sitagliptin and metformin. In February 2008, Merck received FDA approval to market Janumet as an initial treatment for type 2 diabetes. In July 2008, Janumet was approved for marketing in the European Union (“EU”), Iceland and Norway.
The Januvia/Janumet franchise remains the fastest growing family of oral diabetes products in both the United States and EU. In all European markets where more than one DPP-4 inhibitor exists, sitagliptin is the market leader.
In June 2009, data presented at the ADA 69th Annual Scientific Sessions showed that initial treatment with Janumet provided greater blood sugar improvements in drug-naïve patients with type 2 diabetes, compared with metformin alone. In separate post-hoc analyses, data pooled from studies of 104 weeks in duration showed Januvia, when taken alone (two studies) or in combination with metformin (two studies), provided significant blood sugar lowering, which was sustained over two years.

Global sales for Fosamax and Fosamax Plus D (marketed as Fosavance throughout the EU and as Fosamac in Japan) were $277.5 million for the second quarter of 2009 and were $538.8 million for the first six months of 2009, representing declines of 33% and 39%, respectively, over the comparable periods of 2008. Since substantially all formulations of these medicines have lost U.S. market exclusivity, the Company is experiencing a significant decline in sales in the United States within the Fosamax franchise and the Company expects such declines to continue.
Sales of Cosopt and Trusopt declined 43% and 41% in the second quarter and first six months of 2009, respectively, compared with the corresponding periods of 2008. The patent that provided U.S. market exclusivity for Cosopt and Trusopt expired in October 2008. Cosopt has also lost market exclusivity in a number of major European markets. Trusopt will lose market exclusivity in a number of major European markets in April 2012.
Worldwide sales of Zocor declined 20% and 22% in the second quarter and first six months of 2009, respectively, compared with the corresponding periods of 2008. Zocor lost U.S. market exclusivity in June 2006 and has also lost market exclusivity in all major international markets.
The patents that provide U.S. marketing exclusivity for Cozaar and Hyzaar expire in April 2010 and February 2010, respectively, and the patent that provides U.S. marketing exclusivity for Singulair expires in August 2012. The Company expects that within the two years following each product’s respective patent expiration, it will lose substantially all U.S. sales of that product, with most of those declines coming in the first full year following patent expiration. Full year 2008 U.S. sales of Cozaar/Hyzaar were $1.2 billion and full year 2008 U.S. sales of Singulair were $2.8 billion. In addition, the Company anticipates that the patents for Cozaar, Hyzaar and Singulair will expire in a number of major European markets in September 2009, February 2010, and August 2012, respectively, and the Company expects sales of these products in those markets will decline significantly thereafter.
During the first quarter of 2009, Merck divested its U.S. marketing rights to the Timoptic franchise to Aton Pharma, Inc. The Timoptic franchise includes ophthalmic products to treat elevated intraocular pressure in patients with ocular hypertension or open-angle glaucoma.
In June 2009, Merck began launching Tredaptive (extended-release niacin/laropiprant) in international markets (Ireland, Norway and Finland). The Company will continue launches in the third quarter of 2009 including Mexico, the United Kingdom and Germany. Tredaptive is a lipid-modifying therapy for patients with mixed dyslipidemia and primary hypercholesterolemia. Tredaptive, also known by the trademark of Cordaptive in some places, is now approved in 40 countries outside the United States. In the United States, it remains investigational.
Vaccines and Infectious Diseases Segment Revenues
Sales of the Vaccines and Infectious Diseases segment declined 11% to $915.0 million in the second quarter of 2009 and declined 12% to $1.77 billion in the first six months of 2009 compared with the same periods of 2008 primarily due to lower sales of Gardasil and RotaTeq, partially offset by higher sales of Isentress.
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
Worldwide sales of Gardasil, as recorded by Merck, were $268.2 million for the second quarter of 2009, a decline of 18% compared with the second quarter of 2008 and were $530.2 million for the first six months of 2009, a decline of 26% over the comparable period of 2008. Gardasil, the world’s top-selling HPV vaccine and only HPV vaccine available for use in the United States, currently is indicated for girls and women nine through 26 years of age for the prevention of cervical, vulvar and vaginal cancers, precancerous or dysplastic lesions, and genital warts caused by HPV types 6, 11, 16 and 18. Sales performance was driven largely by declines in the United States which continues to be affected by the saturation of the 13 to18 year-old cohort due to rapid early uptake, and ongoing challenges to vaccinating the 19 to 26 age group.
In December 2008, the Company submitted a supplemental biologics license application (“sBLA”) for the use of Gardasil in males which has been accepted by the FDA. The Company expects FDA action in the fourth quarter of 2009. In January 2009, the FDA issued a second complete response letter regarding the sBLA for the use of Gardasil in women ages 27 though 45. The agency completed its review of the response that Merck provided in July 2008 to the FDA’s first complete response letter issued in June 2008 and has recommended that Merck submit additional data when the 48 month study has been completed. The initial sBLA included data collected through an average of 24 months from enrollment into the study, which is when the number of pre-specified endpoints had been met. Following a review of the final results of the study, Merck anticipates providing a response to the FDA in the fourth quarter of 2009. The complete response letter does not affect current indications for Gardasil in females ages nine through 26 nor does the letter relate to the sBLA for the use of Gardasil in males.
In May 2009, studies of Gardasil and the HPV 16 vaccine component of Gardasil were presented at the International Papillomavirus Conference. In a study of an extended follow up of 290 women naïve to HPV type 16, the HPV 16 component of Gardasil was efficacious against HPV 16 infection for an average of 8.5 years after administration. The women enrolled in this study are a subset of the original Phase II HPV 16 proof-of-concept study published in 2002. Follow up ranged from 7.2 years to up to 9.5 years. In a different investigational study, in women ages 16 to 26 who were naïve to 14 common HPV types, Gardasil reduced the number of abnormal Pap test results by 17 to 45%, depending on the abnormality, and reduced colposcopies by 20%, cervical biopsies by 22% and reduced surgery and other invasive treatments by 42%.
Also, in May 2009, the Company announced Gardasil had been awarded World Health Organization (“WHO”) pre-qualification. Gardasil is the first cervical cancer vaccine to receive WHO pre-qualification. WHO pre-qualification means that Gardasil is now eligible for procurement by the United Nations Children’s Fund and other United Nations agencies, including the Pan American Health Organization, for use in national immunization programs.
The Company has received regulatory approvals in the United States and certain other markets to increase its manufacturing capacity for varicella zoster virus (“VZV”)-containing vaccines. The Company is manufacturing bulk varicella and is producing doses of Varivax and Zostavax consistent with product demand. ProQuad, the Company’s combination vaccine that helps protect against measles, mumps, rubella and chickenpox, one of the VZV-containing vaccines, is currently not available for ordering; however, orders have been transitioned, as appropriate, to M-M-R II and Varivax. Total sales as recorded by Merck for ProQuad were $9.6 million for the first six months of 2008.
Merck’s sales of Varivax, the Company’s vaccine for the prevention of chickenpox (varicella), were $229.5 million for the second quarter of 2009 compared with $225.3 million for the second quarter of 2008 and were $420.9 million for the first six months of 2009 compared with $374.0 million for the first six months of 2008. Varivax is currently the only vaccine available in the United States to help protect against chickenpox due to the unavailability of ProQuad. Merck’s sales of M-M-R II, a vaccine to help protect against measles, mumps, and rubella, were $93.7 million for the second quarter of 2009 compared with $93.0 million for the second quarter of 2008 and were $155.4 million for the first six months of 2009 compared with $159.8 million for the first six months of 2008. Combined sales of ProQuad, M-M-R II and Varivax increased 1% in the second quarter of 2009 and increased 6% for the first six months of 2009 compared with the same periods of 2008.
RotaTeq achieved worldwide sales as recorded by Merck of $125.5 million for the second quarter of 2009, a decline of 29% compared with the second quarter of 2008 and were $259.9 million for the first six months of 2009, a decrease of 29% compared with the same period in 2008. During the three and six months ended June 30, 2008, the Company recorded $14 million and $54 million, respectively, in revenue as a result of government purchases for the U.S. Centers for Disease Control and Prevention’s Strategic National Stockpile. RotaTeq is experiencing moderate impact from competition in the United States, with a greater impact in the public sector.
Sales of Zostavax, as recorded by Merck, were $42.4 million for the second quarter of 2009 as compared with $66.1 million in the second quarter of 2008. Sales for the first six months of 2009 were $117.5 million compared with $139.6 million for comparable period of 2008. Sales performance in 2009 was affected by supply issues. In early June 2009, the Company resumed normal shipping schedules for Zostavax.
Sales of Primaxin were $160.0 million in the second quarter of 2009, a decline of 21% compared with the second quarter of 2008 and were $324.5 million for the first six months of 2009, a decline of 20% compared with the same period of 2008. These results reflect limited supply constraints and competitive pressures. The patent that provides U.S. market exclusivity for Primaxin expires in September 2009. After such time, the Company expects a significant decline in U.S. sales of this product.
Worldwide sales for Isentress were $172.3 million in the second quarter of 2009 compared with $77.2 million for the second quarter of 2008 and were $320.4 million for the first six months of 2009 compared with $123.7 million for the first six months of 2008. These results reflect positive performance in the United States, as well as internationally, due in part to strong 2008 launches including France, Spain and Italy. In October 2007, the FDA granted Isentress accelerated approval for use in combination with other antiretroviral agents for the treatment of HIV-1 infection in treatment-experienced adult patients who have evidence of viral replication and HIV-1 strains resistant to multiple antiretroviral agents. Isentress is the first medicine to be approved in the class of antiretroviral drugs called integrase inhibitors. Isentress works by inhibiting the insertion of HIV DNA into human DNA by the integrase enzyme. Inhibiting integrase from performing this essential function limits the ability of the virus to replicate and infect new cells. In July 2009, the FDA expanded the medicine’s indication to include HIV-positive patients who are starting therapy for the first time (treatment naïve).

In July 2009, Merck received a positive opinion from the CHMP recommending expanded marketing authorization for Isentress in combination with other antiretroviral medicinal products for the treatment of HIV-1 infection in all appropriate adult patients, including patients starting HIV therapy for the first time (treatment-naïve), as well as treatment-experienced patients. The positive opinion will be reviewed by the European Commission, which grants marketing authorization to the 27 countries that are members of the EU, as well as Iceland and Norway.
Also, in July 2009, results presented at the 5th International AIDS Society’s Conference on HIV Pathogenesis, Treatment & Prevention in Cape Town, South Africa showed that Isentress was as effective as efavirenz at maintaining viral load suppression to undetectable levels (less than 50 copies/mL) and at improving CD4 counts in treatment-naïve patients through 144 weeks in a Phase II study still underway. Both medicines were administered in combination with two other anti-HIV medicines, tenofovir and lamivudine.
Costs, Expenses and Other
As previously disclosed, in October 2008, the Company announced a global restructuring program (the “2008 Restructuring Program”) to reduce its cost structure, increase efficiency, and enhance competitiveness. As part of the 2008 Restructuring Program, the Company expects to eliminate approximately 7,200 positions — 6,800 active employees and 400 vacancies — across all areas of the Company worldwide by the end of 2011. About 40% of the total reductions will occur in the United States. As part of the 2008 Restructuring Program, the Company is streamlining management layers by reducing its total number of senior and mid-level executives globally by approximately 25%. As of June 30, 2009, the Company has eliminated approximately 3,725 positions in connection with this program, comprised of employee separations and the elimination of contractors and vacant positions. Merck is rolling out a new, more customer-centric selling model designed to provide Merck with a meaningful competitive advantage and help physicians, patients and payers improve patient outcomes. The Company is now operating its new commercial selling models in the United States and other markets around the world. The Company also will make greater use of outside technology resources, centralize common sales and marketing activities, and consolidate and streamline its operations. Merck’s manufacturing division will further focus its capabilities on core products and outsource non-core manufacturing. Also, Merck is expanding its access to worldwide external science through a basic research global operating strategy, which is designed to provide a sustainable pipeline and is focused on translating basic research productivity into late-stage clinical success. To increase efficiencies, basic research operations will consolidate work in support of a given therapeutic area into one of four locations. This will provide a more efficient use of research facilities. As a result, during the second quarter of 2009, the Company sold a portion of the operations conducted at its basic research facility in Seattle, and two other facilities in Pomezia, Italy and Tsukuba, Japan ceased operations. The remaining operations of the Seattle facility are scheduled to be sold or closed by the end of 2009.
Separation costs are accounted for under Financial Accounting Standards Board (“FASB”) Statement No. 112, Employers’ Accounting for Postemployment Benefits — an amendment of FASB Statement No. 5 and 43 (“FAS 112”), and FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”). In connection with the 2008 Restructuring Program, separation costs under the Company’s existing severance programs worldwide were accounted for under FAS 112 and recorded in the third quarter of 2008 to the extent such costs were probable and estimable. The Company commenced accruing costs related to one-time termination benefits offered to employees under the 2008 Restructuring Program in the fourth quarter of 2008 as that is when the necessary criteria under FAS 146 was met. The Company recorded total pretax restructuring costs of $192.3 million ($141.9 million after-tax) and $366.9 million ($266.2 million after-tax) for the three and six months ended June 30, 2009, respectively, related to the 2008 Restructuring Program. These costs were comprised primarily of accelerated depreciation and separation costs recorded in Materials and production, Research and development and Restructuring costs (see Note 3 to the consolidated financial statements). The Company anticipates that total costs for 2009 will be in the range of $400 million to $600 million. The 2008 Restructuring Program is expected to be completed by the end of 2011 with the total pretax costs estimated to be $1.6 billion to $2.0 billion. The Company estimates that two-thirds of the cumulative pretax costs will result in future cash outlays, primarily from employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. Merck expects the 2008 Restructuring Program to yield cumulative pretax savings of $3.8 billion to $4.2 billion from 2008 to 2013.
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
Materials and production costs were $1.35 billion for the second quarter of 2009, a decline of 3% compared with the second quarter of 2008. Included in the second quarter of 2009 and 2008 were costs associated with restructuring activities of $47.1 million and $16.1 million, respectively, primarily accelerated depreciation. For the first six months of 2009, material and production costs were $2.69 billion, an increase of 2% compared with the same period of last year. Included in the first six months of 2009 and 2008 were costs associated with restructuring activities of $69.3 million and $31.0 million, respectively.

Gross margin was 77.1% in the second quarter of 2009 compared with 76.9% in the second quarter of 2008, which reflect 0.8 and 0.3 percentage point unfavorable impacts, respectively, relating to costs associated with restructuring activities. The increase in gross margin in the second quarter of 2009 reflects favorable production variances and changes in product mix. Gross margin was 76.2% for the first six months of 2009 compared with 77.8% for the first six months of 2008, which reflect 0.6 and 0.3 percentage point unfavorable impacts, respectively, relating to costs associated with restructuring activities. The gross margin decline in the first six months of 2009 is primarily attributable to changes in volume and product mix due to the loss of marketing exclusivity for higher-margin products Fosamax and Cosopt/Trusopt in 2008, and the fixed cost base in vaccine production being spread over a lower production unit volume.
Marketing and administrative expenses were $1.73 billion for the second quarter of 2009, a decline of 10% compared with the second quarter of 2008. For the first six months of 2009, marketing and administrative expenses were $3.36 billion, a decrease of 11% compared with the first six months of 2008. Expenses for the second quarter and first six months of 2009 include the impact of reserving an additional $25 million solely for future legal defense costs for Fosamax litigation, while expenses for the first six months of 2008 include $40 million of such costs. The declines in marketing and administrative expenses reflect the Company’s efforts to reduce its cost base which has resulted in reductions in the U.S. and European sales forces, as well as reductions in administrative expenses. The Company has incurred separation costs associated with these sales force reductions that are reflected in Restructuring costs as discussed below. In addition, marketing and administrative expenses in the second quarter and first six months of 2009 were benefited by foreign exchange.
Research and development expenses were $1.40 billion for the second quarter of 2009, an increase of 19% compared with the second quarter of 2008, and totaled $2.62 billion for the first six months of 2009, an increase of 17% over the comparable period of 2008. Expenses in the second quarter and first six months of 2009 reflect $107.8 million and $195.9 million, respectively, of costs related to the 2008 Restructuring Program, primarily accelerated depreciation. In addition, expenses for the second quarter and first six months of 2009 also reflect $120 million of upfront payments associated with the external licensing activity (see “Research and Development Update” below). Research and development expenses in 2009 compared with 2008 also reflect an increase in development spending in support of the continued advancement of the research pipeline, including investments in late-stage clinical trials.
Restructuring costs, primarily representing separation and other related costs associated with the Company’s global restructuring programs, were $37.4 million and $101.7 million for the three months and six months ended June 30, 2009, respectively, and were associated with the 2008 Restructuring Program. This compares with $102.2 million and $171.9 million for the three months and six months ended June 30, 2008, respectively, relating to the 2005 Restructuring Program. The amount for the first six months of 2008 was reduced by gains on sales of facilities and related assets of $51.1 million. (See Note 3 to the consolidated financial statements.)
Equity income from affiliates, which reflects the performance of the Company’s joint ventures and other equity method affiliates, increased to $587.1 million in the second quarter of 2009 from $523.0 million for the second quarter of 2008, primarily due to higher partnership returns from AZLP. During the second quarter of 2008, as a result of the termination of the Merck/Schering-Plough respiratory joint venture, the Company was obligated to Schering-Plough in the amount of $105 million as specified in the joint venture agreements. This resulted in a charge of $43 million during the second quarter of 2008 which was included in Equity income from affiliates. The remaining amount is being amortized over the remaining patent life of Zetia through 2016. Equity income from affiliates declined to $1.17 billion for the first six months of 2009 compared with $1.18 billion for the first six months of 2008 reflecting decreased equity income from the Merck/Schering-Plough partnership as a result of lower revenues from Zetia and Vytorin, largely offset by higher partnership returns from AZLP. (See “Selected Joint Venture and Affiliate Information” below.)
Other (income) expense, net was $3.6 million of expense in the second quarter of 2009 as compared with $112.8 million of income in the second quarter of 2008 reflecting lower interest income resulting from lower interest rates and a change in the Company’s investment portfolio mix toward cash and shorter-dated securities in anticipation of the pending Schering-Plough merger, higher interest expense driven largely by $50 million of commitment fees related to the financing of the proposed Schering-Plough merger and an $80 million charge related to the anticipated settlement of the Company’s pending Vioxx third-party payor litigation in the United States (see Note 11 to the consolidated financial statements), partially offset by $82 million of recognized net gains in the second quarter 2009 in the Company’s investment portfolio. Other (income) expense, net was $63.6 million of income for the first six months of 2009 compared with $2.32 billion of income for the same period in 2008. Included in Other (income) expense, net for the first six months of 2008 was an aggregate gain from AZLP of $2.2 billion (see Note 9 to the consolidated financial statements), a gain of $249 million related to the sale of the Company’s remaining worldwide rights to Aggrastat, partially offset by a $300 million expense for a contribution to the Merck Company Foundation, and a $58 million charge related to the resolution of an investigation into whether the Company violated state consumer protection laws with respect to the sales and marketing of Vioxx. Included in Other (income) expense, net for the first six months of 2009 is $99 million of recognized net gains in the Company’s investment portfolio, partially offset by an $80 million charge related to the anticipated settlement of the Company’s pending Vioxx third-party payor litigation in the United States. In addition, lower interest income and higher interest expense due largely to $63 million of commitment fees related to the financing of the proposed Schering-Plough merger also contributed to the overall decline in Other (income) expense, net for the year-to-date period.
Segment Profits

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2009	2008	2009	2008

Pharmaceutical segment	$3,358.5	$3,112.6	$6,322.9	$6,231.9
Vaccines and Infectious Diseases segment	598.1	645.6	1,176.6	1,270.2
Other segment	106.6	119.2	248.1	265.2
Other	(2,095.9)	(1,788.0)	(3,997.3)	(1,235.1)

Income before income taxes	$1,967.3	$2,089.4	$3,750.3	$6,532.2

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
Pharmaceutical segment profits rose 8% in the second quarter of 2009 and increased 1% for the first six months of 2009 compared with the corresponding periods of 2008 largely driven by lower marketing and administrative expenses. The second quarter 2009 also reflects higher equity income from AZLP.
Vaccines and Infectious Diseases segment profits decreased 7% in both the second quarter and first six months of 2009 as compared with the same periods of 2008, largely driven by lower sales of Gardasil and RotaTeq, partially offset by higher sales of Isentress.
The effective tax rate of 19.3% for the second quarter of 2009 reflects a net favorable impact of approximately 6 percentage points resulting from tax settlements and restructuring charges. The effective tax rate of 18.8% for the first six months of 2009 reflects the favorable impact of approximately 6 percentage points resulting from the second quarter tax settlements, the previously disclosed settlement reached with the Canada Revenue Agency (“CRA”) in the first quarter of 2009 (see Note 16 to the consolidated financial statements) and restructuring charges. The effective tax rate of 13.9% for the second quarter of 2008 reflects a benefit of approximately 9 percentage points primarily relating to tax settlements that resulted in a reduction of the Company’s liability for unrecognized tax benefits of approximately $200 million. The effective tax rate of 21.4% for the first six months of 2008 reflects a net favorable impact of approximately 1 percentage point which includes the favorable impacts relating to the second quarter 2008 tax settlements and the first quarter 2008 realization of foreign tax credits, largely offset by an unfavorable impact of the AZLP gain (see Note 9 to the consolidated financial statements) being fully taxable in the United States at a combined federal and state tax rate of approximately 36.3%. In the first quarter of 2008, the Company decided to distribute certain prior years’ foreign earnings to the United States which resulted in the utilization of foreign tax credits. These foreign tax credits arose as a result of tax payments made outside of the United States in prior years that became realizable based on a change in the Company’s decision to distribute these foreign earnings.
Net income attributable to Merck & Co., Inc. was $1.56 billion for the second quarter of 2009 compared with $1.77 billion for the second quarter of 2008 and was $2.98 billion for the first six months of 2009 compared with $5.07 billion for the first six months of 2008. Earnings per common share assuming dilution attributable to Merck & Co., Inc. common shareholders (“EPS”) for the second quarter of 2009 were $0.74 compared with $0.82 in the second quarter of 2008 and were $1.41 in the first six months of 2009 compared with $2.34 for the first six months of 2008. The decrease in net income and EPS in the second quarter of 2009 was primarily due to higher restructuring charges, research and development expenses and merger-related costs, partially offset by lower marketing and administrative costs. The decrease in net income and EPS for the first six months of 2009 was largely attributable to the impact of the gain in 2008 on a distribution from AZLP as discussed above, and higher restructuring costs and merger-related costs in 2009.

Research and Development Update
In April 2009, Merck announced it was delaying the filing of the U.S. application for telcagepant (MK-0974), one of the Company’s investigational calcitonin gene-related peptide (“CGRP”)-receptor antagonists for the treatment of acute migraine. The Company no longer expects to file a New Drug Application (“NDA”) for telcagepant with the FDA in 2009 and will provide an updated timeline once additional information is available. The decision was based on findings from a Phase IIa exploratory study in which a small number of patients taking telcagepant twice daily for three months for the prevention of migraine were found to have marked elevations in liver transaminases. The daily dosing regimen in the prevention study was different than the dosing regimen used in Phase III studies in which telcagepant was intermittently administered in one or two doses to treat individual migraine attacks as they occurred. Other studies with telcagepant for the acute, intermittent treatment of migraine continue. Merck is reviewing data from the prevention study and is conducting additional analyses to further understand the overall safety profile of telcagepant. MK-3207, Merck’s other investigational CGRP-receptor antagonist for the treatment of migraine, remains in Phase IIb of clinical development. The Phase IIb/III trial for MK-3207 is on target to start in the fourth quarter of 2009. The transition to Phase III will occur after the optimal dose is confirmed.
In June 2009, Merck announced that preliminary results for the pivotal Phase III study of rolofylline (MK-7418), the Company’s investigational medicine for the treatment of acute heart failure, showed that rolofylline did not meet the primary or secondary efficacy endpoints. The primary hypothesis of the 2,033-patient pivotal Phase III study, PROTECT, was that rolofylline 30 mg would improve symptoms of acute heart failure compared to placebo. The secondary endpoints were that rolofylline 30 mg would reduce the risk of death or cardiovascular or renal re-hospitalization 60 days after treatment, and that rolofylline 30 mg would reduce the incidence of persistent kidney impairment. Merck has terminated the clinical development program for rolofylline.
As previously disclosed, the results of the Phase IIb dose-ranging study of MK-0633 (5-lipoxygenase inhibitor) in patients with moderate to severe asthma were not supportive of continued development in this patient population. Continued development of MK-0633 in patients with chronic obstructive pulmonary disease is under discussion.
Due to supply issues, the initiation of the Phase III study of the pediatric combination vaccine (V419) has been postponed until 2010. Also, due to slower than anticipated enrollment and accrual of S. aureus infections in the ongoing V710 Phase II/III proof-of-concept S. aureus vaccine trial, the first critical interim analysis will be delayed beyond 2009. This study utilizes an adaptive design incorporating several interim analyses.
With respect to MK-8669 (ridaforolimus), in addition to the Phase III study (SUCCEED) in patients with metastatic soft-tissue or bone sarcomas, which is ongoing, the Company has also evaluated MK-8669 in combination with trastuzumab in a Phase II clinical trial in metastatic breast cancer. Based on an evaluation of the expected future market environment, the Company does not intend to recommend to its partner, Ariad Pharmaceuticals, Inc., that the partners conduct a Phase III trial for MK-8669 in that combination for that indication. Other clinical trials for MK-8669 are ongoing.
The Company continues to anticipate filing an NDA with the FDA in 2009 for MK-0653C, ezetimibe combined with atorvastatin, an investigational medication for the treatment of dyslipidemia being developed by the Merck/Schering-Plough partnership.
Merck continues its strategy of establishing strong external alliances to complement its substantial internal research capabilities, including research collaborations, licensing preclinical and clinical compounds and technology transfers to drive both near- and long-term growth.
In July 2009, Merck and Portola Pharmaceuticals, Inc. (“Portola”) signed an exclusive global collaboration and license agreement for the development and commercialization of betrixaban, an investigational oral Factor Xa inhibitor anticoagulant currently in Phase II clinical development for the prevention of stroke in patients with atrial fibrillation. In return for an exclusive worldwide license to betrixaban, Merck will pay Portola an initial fee of $50 million at closing, which the Company will record as research and development expense. Portola is eligible to receive additional cash payments totaling up to $420 million upon achievement of certain development, regulatory and commercialization milestones, as well as double-digit royalties on worldwide sales of betrixaban, if approved. Merck will assume all development and commercialization costs, including the costs of Phase III clinical trials. Portola has retained an option to co-fund Phase III clinical trials in return for additional royalties and to co-promote betrixaban with Merck in the United States. The closing of the collaboration agreement, which is expected to occur in the third quarter of 2009, is subject to the expiration or earlier termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, if applicable, as well as other customary closing conditions. The term of the agreement will commence on the closing date and, unless terminated earlier, will continue until there are no remaining royalty payment obligations in a country, at which time the agreement will expire in its entirety in such country. The agreement may be terminated by either party in the event of a material uncured breach or bankruptcy of a party. The agreement may be terminated by Merck in the event that the parties or Merck decide to cease development of betrixaban for safety or efficacy. In addition, Merck may terminate the agreement at any time upon 180 days prior written notice. Portola may terminate the agreement in the event that Merck challenges any Portola patent covering betrixaban. Upon termination of the agreement, depending upon the circumstances, the parties have varying rights and obligations with respect to the continued development and commercialization of betrixaban and in the case of termination for cause by Merck certain royalty obligations.
In April 2009, Merck, Medarex, Inc. (“Medarex”) and Massachusetts Biologic Laboratories (“MBL”) of the University of Massachusetts Medical School announced an exclusive worldwide license agreement for CDA-1 and CDB-1 (MK-3415A) (also known as MDX-066/MDX-1388 and MBL-CDA1/MBL-CDB1), an investigational fully human monoclonal antibody combination developed to target and neutralize Clostridium difficile toxins A and B, for the treatment of C. difficile infection. CDA-1 and CDB-1 were co-developed by Medarex and MBL. Under the terms of the agreement, Merck gained worldwide rights to develop and commercialize CDA-1 and CDB-1. Medarex and MBL received an aggregate upfront payment of $60 million upon closing, which the Company recorded as research and development expense in the second quarter of 2009, and are potentially eligible to receive additional cash payments up to $165 million in the aggregate upon achievement of certain milestones associated with the development and approval of a drug candidate covered by this agreement. Upon commercialization, Medarex and MBL will also be eligible to receive double-digit royalties on product sales and milestones if certain sales targets are met. The term of the agreement commenced on the closing date and, unless terminated earlier, will continue until there are no remaining royalty payment obligations in a country, at which time the agreement will expire in its entirety in such country. Either party may terminate this agreement for uncured material breach by the other party, or bankruptcy or insolvency of the other party. Merck may terminate this agreement at any time upon providing 180 days prior written notice to Medarex and MBL.

Also, in April 2009, Merck and Santen Pharmaceutical Co., Ltd. (“Santen”) announced a worldwide licensing agreement for tafluprost (MK-2452), a prostaglandin analogue under investigation in the United States. Tafluprost, preserved and preservative-free formulations, has received marketing approval for the reduction of elevated intraocular pressure in open-angle glaucoma and ocular hypertension in several European and Nordic countries as well as Japan and has been filed for approval in additional European and Asia Pacific markets. Under the terms of the agreement, Merck paid a fee, which was capitalized and will be amortized to materials and production costs over the life of the underlying patent, and will pay milestones and royalty payments based on future sales of tafluprost (both preserved and preservative-free formulations) in exchange for exclusive commercial rights to tafluprost in Western Europe (excluding Germany), North America, South America and Africa. Santen will retain commercial rights to tafluprost in most countries in Eastern Europe, Northern Europe and Asia Pacific, including Japan. Merck will provide promotion support to Santen in Germany and Poland. If tafluprost is approved in the United States, Santen has an option to co-promote it there. The agreement between Merck and Santen expires on a country-by-country basis on the last to occur of (a) the expiry of the last to expire valid patent claim; or (b) the expiration of the last to expire royalty. Merck may terminate the agreement at any time upon 90 days prior written notice and also at any time upon 60 days prior written notice if Merck determines that the product presents issues of safety or tolerability. In addition, Merck may terminate the agreement in the event that any of the enumerated agreements between Santen and the co-owner/licensor of certain intellectual property terminate or expire and this materially adversely affects Merck. If either Merck or Santen materially breaches the agreement and fails to cure after receiving notice, then the non-breaching party may terminate the agreement. The agreement provides for termination by the non-insolvent party due to bankruptcy by the other party. Finally, the agreement will terminate if, during the term, Merck develops or commercializes a competitive product (as that term is defined in the agreement).
In addition, in April 2009, Merck and Cardiome Pharma Corp. (“Cardiome”) announced a collaboration and license agreement for the development and commercialization of vernakalant (MK-6621), an investigational candidate for the treatment of atrial fibrillation. The agreement provides Merck with exclusive global rights to the oral formulation of vernakalant (“vernakalant (oral)”) for the maintenance of normal heart rhythm in patients with atrial fibrillation, and provides a Merck affiliate, Merck Sharp & Dohme (Switzerland) GmbH, with exclusive rights outside of the United States, Canada and Mexico to the intravenous (“IV”) formulation of vernakalant (“vernakalant (IV)”) for rapid conversion of acute atrial fibrillation to normal heart rhythm. Under the terms of the agreement, Merck paid Cardiome an initial fee of $60 million upon closing, which the Company recorded as research and development expense in the second quarter of 2009. In addition, Cardiome is eligible to receive up to $200 million in payments based on achievement of certain milestones associated with the development and approval of vernakalant products (including a total of $35 million for initiation of a planned Phase III program for vernakalant (oral) and submission for regulatory approval in Europe of vernakalant (IV)), and up to $100 million for milestones associated with approvals in other subsequent indications of both the intravenous and oral formulations. Also, Cardiome will receive tiered royalty payments on sales of any approved products and has the potential to receive up to $340 million in milestone payments based on achievement of significant sales thresholds. Cardiome has retained an option to co-promote vernakalant (oral) with Merck through a hospital-based sales force in the United States. Merck will be responsible for all future costs associated with the development, manufacturing and commercialization of these candidates. Merck has granted Cardiome a secured, interest-bearing credit facility of up to $100 million that Cardiome may access in tranches over several years commencing in 2010. Cardiome’s co-development partner in North America, Astellas Pharma U.S., Inc., submitted an NDA with the FDA for Kynapid (vernakalant hydrochloride) Injection in December 2006 that included results from two pivotal Phase III clinical trials. In December 2007, the Cardiovascular and Renal Drugs Advisory Committee recommended that the FDA approve vernakalant (IV) for rapid conversion of atrial fibrillation. In August 2008, the FDA issued an Approvable action letter requesting additional information. A Phase IIb double-blind, placebo-controlled, randomized, dose-ranging clinical trial in patients at risk of recurrent atrial fibrillation showed that, at the 500 mg dose, vernakalant (oral) significantly reduced the rate of atrial fibrillation relapse as compared to placebo. This agreement continues in effect until the expiration of Cardiome’s co-promotion rights and all royalty and milestone payment obligations. This agreement may be terminated in the event of insolvency or a material uncured breach by either party. Additionally, the collaboration may be terminated by Merck in the event that Merck determines (in good faith) that it is not advisable to continue the development or commercialization of a vernakalant product as a result of a serious safety issue. In addition, Merck may terminate the agreement at any time upon 12 months prior written notice. Cardiome may terminate the agreement in the event that Merck challenges any Cardiome patent covering vernakalant. Upon termination of the agreement, depending upon the circumstances, the parties have varying rights and obligations with respect to the continued development and commercialization of vernakalant and in some cases continuing royalty obligations.
In March 2009, Merck acquired Insmed Inc.’s (“Insmed”) portfolio of follow-on biologic therapeutic candidates and its commercial manufacturing facilities located in Boulder, Colorado. Under the terms of the agreement, Merck paid Insmed an aggregate of $130 million in cash to acquire all rights to the Boulder facilities and Insmed’s pipeline of follow-on biologic candidates. Insmed’s follow-on biologics portfolio includes two clinical candidates: INS-19 (MK-4214), an investigational recombinant granulocyte-colony stimulating factor (“G-CSF”) that will be evaluated for its ability to prevent infections in patients with cancer receiving chemotherapy, and INS-20 (MK-6302), a pegylated recombinant G-CSF designed to allow for less frequent dosing. The transaction is being accounted for as a business combination pursuant to FASB Statement No. 141R, Business Combinations (“FAS 141R”), which requires assets acquired and liabilities assumed be recorded at their respective fair values as of the acquisition date in the Company’s financial statements. The determination of fair value requires management to make significant estimates and assumptions. In connection with the acquisition, the Company allocated substantially all of the purchase price to Insmed’s follow-on biologics portfolio (INS-19 and INS-20) and recorded an indefinite-lived intangible asset. The fair value was determined based upon the present value of expected future cash flows of new product candidates resulting from Insmed’s follow-on biologics portfolio adjusted for the probability of their technical and marketing success utilizing an income approach reflecting appropriate risk-adjusted discount rates. The Company will assess the indefinite-lived intangible assets for recoverability at least on an annual basis or as events and circumstances warrant a review. The ongoing activity related to INS-19 and INS-20 is not expected to be material to the Company’s research and development expense. The remaining net assets acquired were not material and there were no other milestone or royalty obligations associated with the acquisition. This transaction closed on March 31, 2009, and accordingly, the results of operations of the acquired business have been included in the Company’s results of operations beginning April 1, 2009.
The chart below reflects the Company’s current research pipeline as of July 15, 2009. Candidates shown in Phase III include specific products. Candidates shown in Phase I and II include the most advanced compound with a specific mechanism in a given therapeutic area. Small molecules and biologics are given MK-number designations and vaccine candidates are given V-number designations. Back-up compounds, regardless of their phase of development, additional indications in the same therapeutic area and additional claims, line extensions or formulations for in-line products are not shown. All clinical programs in Merck’s BioVentures division are included.

Phase I
Alzheimer’s Disease
V950
Cancer
MK-0752
MK-1496
MK-1775
MK-2206
MK-4827
MK-5108
MK-8033
V934/V935
Cardiovascular
MK-3614
Diabetes
MK-4074
Endocrine
MK-6913
Infectious Disease
MK-3281
Neutropenia
MK-4214
MK-6302
Pain
MK-4409
Psychiatric Disease
MK-8368

Phase II
Alzheimer’s Disease
MK-0249
Anemia
MK-2578
Atherosclerosis
MK-1903
Cancer
MK-0646
Cardiovascular
MK-0736
MK-6621
(vernakalant [oral]) (1)
Diabetes
MK-0893
MK-0941
MK-8245
Infectious Disease
MK-3415A
MK-7009
V419
V710

Phase II
Insomnia
MK-4305
Osteoporosis
MK-5442
Psychiatric Disease
MK-0594
MK-5757
MK-8998
Respiratory Disease
MK-0476C
MK-0633
Sarcopenia
MK-2866
(ostarine)

Phase III
Atherosclerosis
MK-0524A
(extended-release niacin/laropiprant)
MK-0524B
(extended-release niacin/laropiprant/ simvastatin)
MK-0859
(anacetrapib)
Cancer
MK-8669
(ridaforolimus)
Diabetes
MK-0431C
HPV
V503
Migraine
MK-0974
(telcagepant)
Ophthalmology
MK-2452
(tafluprost)
Osteoporosis
MK-0822
(odanacatib)

(1)	An affiliate of the Company has exclusive rights outside of the United States, Canada and Mexico to vernakalant (IV) for rapid conversion of acute atrial fibrillation to normal heart rhythm. On July 26, 2009, the Company submitted a Marketing Authorization Application to the European Medicines Agency seeking marketing approval for vernakalant (IV) in the EU.
Selected Joint Venture and Affiliate Information
Merck/Schering-Plough Partnership
The Merck/Schering-Plough partnership (the “MSP Partnership”) reported combined global sales of Zetia and Vytorin of $1.03 billion for the second quarter of 2009, representing a decline of 10% over the second quarter of 2008. Sales for the first six months of 2009 were $1.98 billion, a decline of 17% compared with the first six months of 2008. Global sales of Zetia, the cholesterol-absorption inhibitor also marketed as Ezetrol outside the United States, were $513.5 million in the second quarter of 2009 and $992.8 million for the first six months of 2009, representing declines of 8% and 13%, respectively, compared with the same periods of 2008. Global sales of Vytorin, marketed outside the United States as Inegy, were $519.9 million in the second quarter of 2009 and $985.9 million for first six months of 2009, representing declines of 12% and 21%, respectively, compared with the same periods of 2008. Sales of Zetia and Vytorin have declined following the previously disclosed announcement of the ENHANCE and SEAS clinical trial results in 2008. In the United States, the rate of prescription market share decline for Zetia and Vytorin is slowing.
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
Sanofi Pasteur MSD
Total vaccine sales reported by SPMSD were $313.2 million and $430.0 million in the second quarter of 2009 and 2008, respectively, and were $656.5 million and $841.4 million for the first six months of 2009 and 2008, respectively. The declines were primarily driven by lower sales of Gardasil. SPMSD sales of Gardasil were $144.9 million and $234.2 million for the second quarter of 2009 and 2008, respectively, and were $309.0 million and $474.0 million for the first six months of 2009 and 2008, respectively.
The Company records the results from its interest in the MSP Partnership, AZLP and SPMSD in Equity income from affiliates.
Liquidity and Capital Resources

	June 30,	December 31,
($ in millions)	2009	2008

Cash and investments (1)	$17,042.4	$11,977.7
Working capital	$17,726.8	$4,793.9
Total debt to total liabilities and equity	21.6%	13.2%

(1)	In addition, the Company had $4.7 billion and $6.3 billion of cash and investments at June 30, 2009 and December 31, 2008, respectively, restricted under certain collateral obligations as discussed below.
The cash portion of the consideration of the planned merger with Schering-Plough will be funded with a combination of existing cash, the sale or redemption of short-term investments and the issuance of debt. In preparation for the merger, during the second quarter of 2009, the Company closed an underwritten public offering of $4.25 billion senior unsecured notes as discussed below. The proceeds from this offering are included in Cash and cash equivalents at June 30, 2009. Additionally, a significant portion of the Company’s long-term investments as of December 31, 2008 have been reclassified to short-term in anticipation of the merger. These activities have resulted in a significant increase in cash and working capital as of June 30, 2009.

During the first six months of 2009, cash provided by operating activities was $1.46 billion compared with $3.91 billion in the first six months of 2008. The decline in cash provided by operating activities largely reflects $2.1 billion received in 2008 in connection with a partial redemption of the Company’s interest in certain AZLP product rights discussed above, representing a distribution of the Company’s accumulated earnings on its investment in AZLP since inception. In addition, cash provided by operating activities in 2009 reflects $1.39 billion of payments into the Vioxx settlement funds and a $660 million payment made in connection with the previously disclosed settlement with the CRA. On an ongoing basis, cash provided by operations will continue to be the Company’s primary source of funds to finance operating needs and capital expenditures. Cash provided by investing activities in the first six months of 2009 was $4.01 billion compared with $1.89 billion in the first six months of 2008. The increase in cash provided by investing activities primarily reflects lower purchases of securities and other investments and a decrease in restricted cash, partially offset by a distribution from AZLP in 2008 representing a return of the Company’s investment in AZLP. Cash provided by financing activities was $2.58 billion for the first six months of 2009 compared with a use of cash by financing activities of $3.87 billion in the first six months of 2008 reflecting the issuance of $4.25 billion senior unsecured notes in 2009, no purchases of treasury stock and lower payments on debt, partially offset by a net decrease in short-term borrowings.
In August 2008, the Company executed a $4.1 billion letter of credit agreement with a financial institution, which satisfied certain conditions set forth in the U.S. Vioxx Settlement Agreement (see Note 11 to the consolidated financial statements). The Company pledged collateral to the financial institution of approximately $5.1 billion pursuant to the terms of the letter of credit agreement. Although the amount of assets pledged as collateral is set by the letter of credit agreement and such assets are held in custody by a third party, the assets are managed by the Company. The Company considers the assets pledged under the letter of credit agreement to be restricted. The letter of credit amount and required collateral balances have declined and will continue to decline as payments (after the first $750 million) under the Settlement Agreement are made. As of June 30, 2009 the letter of credit amount had been reduced to $2.7 billion and the collateral balance had been reduced to $4.4 billion. As of June 30, 2009, $4.1 billion of the collateral was recorded within Deferred income taxes and other current assets and $360 million was classified as Other assets. In July 2009, an additional $1.2 billion of collateral was released. As of December 31, 2008, $3.8 billion was recorded within Deferred income taxes and other current assets and $1.3 billion was classified as Other assets.
During 2009, the Company anticipates that it will make payments of $3.4 billion into the Vioxx settlement funds pursuant to the Settlement Agreement, of which $15 million was paid in the first quarter of 2009, and an additional $1.376 billion was paid in the second quarter of 2009. However, if the pending merger with Schering-Plough is completed in 2009, as expected, the Company expects that it will also pay the remaining approximately $700 million into the IS Settlement Fund.
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
In addition, in July 2007 and November 2008, the CRA proposed additional adjustments for 1999 and 2000, respectively, relating to other intercompany pricing matters. The adjustments would increase Canadian tax due by approximately $280 million (U.S. dollars) plus $270 million (U.S. dollars) of interest through June 30, 2009. It is possible that the CRA will propose similar adjustments for later years. The Company disagrees with the positions taken by the CRA and believes they are without merit. The Company intends to contest the assessments through the CRA appeals process and the courts if necessary. Management believes that resolution of these matters will not have a material effect on the Company’s financial position or liquidity.
In connection with the appeals process for the matters discussed above, during 2007, the Company pledged collateral to two financial institutions, one of which provided a guarantee to the CRA and the other to the Quebec Ministry of Revenue representing a portion of the tax and interest assessed. As a result of the settlement noted above, guarantees required to appeal the disputes were reduced or eliminated and approximately $800 million of associated collateral was released and reclassified from Other assets to Cash and cash equivalents and Short-term investments. Approximately $150 million additional cash and securities were released from collateral in April 2009. Certain of the cash and investments continue to be collateralized for guarantees required to appeal other Canadian tax disputes. The collateral is included in Deferred income taxes and other current assets and Other assets in the Consolidated Balance Sheet and totaled approximately $275 million and $1.2 billion at June 30, 2009 and December 31, 2008, respectively.
Capital expenditures totaled $600.3 million and $632.6 million for the first six months of 2009 and 2008, respectively. Capital expenditures for full year 2009 are estimated to be $1.5 billion.

Dividends paid to stockholders were $1.6 billion and $1.7 billion for the first six months of 2009 and 2008, respectively. In May and July 2009, the Board of Directors declared a quarterly dividend of $0.38 per share on the Company’s common stock for the third and fourth quarters of 2009.
The Company did not purchase any treasury stock during the first six months of 2009. The Company has approximately $2.4 billion remaining under the July 2002 treasury stock purchase authorization.
In connection with the planned merger with Schering-Plough (see Note 2 to the consolidated financial statements), on March 8, 2009, Merck entered into a financing commitment letter with JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. (collectively “JPMorgan”), under which JPMorgan committed to provide $7 billion of financing. On May 6, 2009, Merck entered into the following with a syndicate of banks:
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
On June 25, 2009, the Company closed an underwritten public offering of $4.25 billion senior unsecured notes consisting of $1.25 billion aggregate principal amount of 1.875% notes due 2011, $1.0 billion aggregate principal amount of 4.00% notes due 2015, $1.25 billion aggregate principal amount of 5.00% notes due 2019 and $750 million aggregate principal amount of 5.850% notes due 2039. In connection with this offering, the bridge loan facility was terminated and the commitment of the lenders under the 364-day asset sale facility was reduced to approximately $2.6 billion. Proceeds from the notes will be used for general corporate purposes and/or to fund a portion of the cash consideration of the proposed Schering-Plough merger. In addition, Merck may use all or a portion of the proceeds to fully fund the two funds established for qualifying claims pursuant to the Company’s U.S. Vioxx Settlement Agreement (see Note 11 to the consolidated financial statements), in which case the collateral previously pledged in connection with such funds will be returned to Merck (see above).
The asset sale facility, the incremental facility and the amended $1.5 billion five-year revolving credit facility will be used to fund, or backstop commercial paper used to fund, the merger and for other general corporate purposes. Upon completion of the sale of Merial to sanofi-aventis, the asset sale facility will be reduced by the amount of net after-tax proceeds Merck receives. Merck has incurred commitment fees of approximately $100 million associated with these facilities which are being amortized over the commitment period. The Company may incur up to an additional $100 million in commitment fees. The Company has not yet drawn funding from any of these facilities. The funding of the asset sale facility, the incremental facility, and the effectiveness of the amendment to Merck’s existing credit facility is subject to the consummation of the proposed Schering-Plough merger.
The commitments described above and the ability to draw under the new credit facilities or render the amendment of Merck’s existing revolving credit facility effective expire on a “drop-dead date” of December 8, 2009. However, this drop-dead date will be automatically extended to March 8, 2010, if the drop-dead date under the Schering-Plough merger agreement is extended to March 8, 2010.
Financial Instruments and Market Risk Disclosure
During June 2009, the Company entered into five interest rate swap contracts with notional amounts of $150 million each that effectively convert $750 million of the Company’s $1.0 billion, 4.0% fixed-rate notes due 2015 to floating rate instruments. The interest rate swap contracts are designated hedges of the fair value changes in the notes attributable to changes in the benchmark London Interbank Offered Rate (“LIBOR”) swap rate. The fair value changes in the notes attributable to the benchmark interest rate are fully offset in interest expense by the fair value changes in the interest rate swap contracts. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.
To manage foreign currency risks of future cash flows derived from foreign currency denominated sales, the Company has an established revenue hedging risk management program in which the Company uses purchased local currency put options and forward contracts to layer in hedges over time to partially hedge anticipated third-party sales.
Critical Accounting Policies
The Company’s significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 to the consolidated financial statements for the year ended December 31, 2008 included in Merck’s Form 8-K filed on May 20, 2009. Certain of these accounting policies are considered critical as disclosed in the Critical Accounting Policies and Other Matters section of Management’s Discussion and Analysis included in Merck’s Form 8-K filed on May 20, 2009 because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. Other than the adoption of FAS 141R and FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, as

discussed in Note 1 to these interim consolidated financial statements, there have been no significant changes in the Company’s critical accounting policies since December 31, 2008.
Fair Value Measurements
On January 1, 2008, the Company adopted FASB Statement No. 157, Fair Value Measurements, which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. FAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. FAS 157 describes three levels of inputs that may be used to measure fair value (see Note 6 to the consolidated financial statements). At June 30, 2009, the Company’s Level 3 assets of $42.1 million primarily include mortgage-backed and asset-backed securities, as well as certain corporate notes and bonds for which there was a decrease in the observability of market pricing for these investments. On January 1, 2008, the Company had investments in a short-term fixed income fund (the “Fund”). Due to market liquidity conditions, cash redemptions from the Fund were restricted. As a result of this restriction on cash redemptions, the Company did not consider the Fund to be traded in an active market with observable pricing on January 1, 2008 and these amounts were categorized as Level 3. On January 7, 2008, the Company elected to be redeemed-in-kind from the Fund and received its share of the underlying securities of the Fund. As a result, the majority of the underlying securities were transferred out of Level 3 as it was determined these securities had observable markets. As of June 30, 2009, $42.1 million of the investment securities associated with the redemption-in-kind remained classified in Level 3 (approximately 0.7% of the Company’s investment securities) as the securities contained at least one significant input which was unobservable (all of which were pledged under certain collateral arrangements (see Note 16 to the consolidated financial statements)). These securities account for the entire balance of the Company’s Level 3 assets at June 30, 2009. These securities were valued primarily using pricing models for which management understands the methodologies. These models incorporate transaction details such as contractual terms, maturity, timing and amount of future cash inflows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at June 30, 2009.
Recently Issued Accounting Standards Not Yet Adopted
In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140 (“FAS 166”), which is effective January 1, 2010. FAS 166 eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets and requires enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The Company is currently assessing the impact of adoption on its financial position and results of operations.
Also in June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”), which is effective January 1, 2010. FAS 167 amends the consolidation guidance applicable to variable interest entities and requires enhanced disclosures intended to provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The Company is currently assessing the impact of adoption on its financial position and results of operations.
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
Legal Proceedings
The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including product liability, intellectual property, and commercial litigation, as well as additional matters such as antitrust actions. The following discussion is limited to recent developments concerning legal proceedings and should be read in conjunction with the consolidated financial statements contained in this report and the consolidated financial statements for the year ended December 31, 2008 contained in the Company’s Form 8-K filed on May 20, 2009.
Vioxx Litigation
Product Liability Lawsuits
As previously disclosed, individual and putative class actions have been filed against the Company in state and federal courts alleging personal injury and/or economic loss with respect to the purchase or use of Vioxx. All such actions filed in federal court are coordinated in a multidistrict litigation in the U.S. District Court for the Eastern District of Louisiana (the “MDL”) before District Judge Eldon E. Fallon. A number of such actions filed in state court are coordinated in separate coordinated proceedings in state courts in New Jersey, California and Texas, and the counties of Philadelphia, Pennsylvania and Washoe and Clark Counties, Nevada. As of June 30, 2009, the Company had been served or was aware that it had been named as a defendant in approximately 10,475 lawsuits, which include approximately 25,100 plaintiff groups, alleging personal injuries resulting from the use of Vioxx, and in approximately 56 putative class actions alleging personal injuries and/or economic loss. (All of the actions discussed in this paragraph and in “Other Lawsuits” below are collectively referred to as the “Vioxx Product Liability Lawsuits.”) Of these lawsuits, approximately 8,450 lawsuits representing approximately 20,500 plaintiff groups are or are slated to be in the federal MDL and approximately 130 lawsuits representing approximately 130 plaintiff groups are included in a coordinated proceeding in New Jersey Superior Court before Judge Carol E. Higbee.
Of the plaintiff groups described above, most are currently in the Vioxx Settlement Program, described below. As of June 30, 2009, approximately 60 plaintiff groups who were otherwise eligible for the Settlement Program have not participated and their claims remain pending against Merck. In addition, the claims of approximately 300 plaintiff groups who are not eligible for the Settlement Program remain pending against Merck. A number of these 300 plaintiff groups are subject to various motions to dismiss for failure to comply with court-ordered deadlines.
In addition to the Vioxx Product Liability Lawsuits discussed above, the claims of over 29,400 plaintiffs had been dismissed as of June 30, 2009. Of these, there have been over 7,050 plaintiffs whose claims were dismissed with prejudice (i.e., they cannot be brought again) either by plaintiffs themselves or by the courts. Over 22,350 additional plaintiffs have had their claims dismissed without prejudice (i.e., subject to the applicable statute of limitations, they can be brought again). Of these, approximately 13,750 plaintiff groups represent plaintiffs who had lawsuits pending in the New Jersey Superior Court at the time of the Settlement Agreement described below and who enrolled in the program established by the Settlement Agreement (the “Settlement Program”). Judge Higbee has dismissed these cases without prejudice for administrative reasons.
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
The Settlement Agreement provides that Merck does not admit causation or fault. The Settlement Agreement also provided that Merck’s payment obligations would be triggered only if, among other conditions, (1) law firms on the federal and state PSCs and firms that have tried cases in the coordinated proceedings elect to recommend enrollment in the program to 100% of their clients who allege either MI or IS, and (2) by June 30, 2008, plaintiffs enroll in the Settlement Program at least 85% of each of all currently pending and tolled (i) MI claims, (ii) IS claims, (iii) eligible MI and IS claims together which involve death, and (iv) eligible MI and IS claims together which allege more than 12 months of use. Under the terms of the Settlement Agreement, Merck could have exercised a right to walk away from the Settlement Agreement if the thresholds and other requirements were not met. The Company waived that right as of August 4, 2008. The waiver of that right triggered Merck’s obligation to pay a fixed total of $4.85 billion. Payments will be made in installments into the settlement funds. Through June 30, 2009, payments totaling $2.085 billion have been made into the MI Settlement Fund. Interim payments have been made to certain plaintiffs who alleged that they suffered an MI. In addition, through June 30, 2009, payments totaling $56 million have been made into the IS Settlement Fund. Interim payments to IS claimants began on February 27, 2009. Additional payments will be made on a periodic basis going forward, when and as needed to fund payments of claims and administrative expenses. During 2009, the Company anticipates that it will make total payments of $3.4 billion into the Vioxx settlement funds pursuant to the Settlement Agreement. However, if the pending merger with Schering-Plough is completed in 2009, as expected, the Company expects it will also pay the remaining approximately $700 million into the IS Settlement Fund. To date, more than $1.088 billion has been paid to over 12,950 MI claimants under the Settlement Program and more than $55 million has been paid to over 1,775 IS claimants. Payments for qualifying MI claims are expected to be complete sometime in the fourth quarter of this year. It is expected that the full $4.85 billion will be distributed before the end of the first half of 2010.

After the Settlement Agreement was announced on November 9, 2007, judges in the federal MDL and the California, Texas and New Jersey state coordinated proceedings entered a series of orders. The orders: (1) temporarily stayed their respective litigations; (2) required plaintiffs to register their claims by January 15, 2008; (3) required plaintiffs with cases pending as of November 9, 2007 to preserve and produce records and serve expert reports; and (4) required plaintiffs who file thereafter to make similar productions on an accelerated schedule. The Clark County, Nevada and Washoe County, Nevada coordinated proceedings were also generally stayed.
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
There are no U.S. Vioxx Product Liability Lawsuits currently scheduled for trial in 2009, although there are several currently scheduled for trial in 2010. The Company has previously disclosed the outcomes of several Vioxx Product Liability Lawsuits that were tried prior to 2009.
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
The first, McDarby, was originally tried along with a second plaintiff, Cona, in April 2006, in the Superior Court of New Jersey, Law Division, Atlantic County. The jury returned a split verdict. The jury determined that Vioxx did not substantially contribute to the heart attack of Mr. Cona, but did substantially contribute to the heart attack of Mr. McDarby. The jury also concluded that, in each case, Merck violated New Jersey’s consumer fraud statute, which allows plaintiffs to receive their expenses for purchasing the drug, trebled, as well as reasonable attorneys’ fees. The jury awarded $4.5 million in compensatory damages to Mr. McDarby and his wife, who also was a plaintiff in that case, as well as punitive damages of $9 million. On June 8, 2007, Judge Higbee denied Merck’s motion for a new trial. On June 15, 2007, Judge Higbee awarded approximately $4 million in the aggregate in attorneys’ fees and costs. The Company has appealed the judgments in both cases and the Appellate Division held oral argument on both cases on January 16, 2008. On May 29, 2008, the New Jersey Appellate Division vacated the consumer fraud awards in both cases on the grounds that the Product Liability Act provides the sole remedy for personal injury claims. The Appellate Division also vacated the McDarby punitive damage award on the grounds of federal preemption and vacated the attorneys’ fees and costs awarded under the Consumer Fraud Act in both cases. The Court upheld the McDarby compensatory award. The Company has filed with the Supreme Court of New Jersey a petition to appeal those parts of the trial court’s rulings that the Appellate Division affirmed. Plaintiffs filed a cross-petition to appeal those parts of the trial court’s rulings that the Appellate Division reversed. In October 2008, the Supreme Court of New Jersey granted Merck’s petition for certification of appeal, limited solely to the issue of whether the Federal Food, Drug and Cosmetic Act preempts state law tort claims predicated on the alleged inadequacy of warnings contained in Vioxx labeling that was approved by the FDA. The court denied the plaintiff’s cross-petition. In December 2008, the New Jersey Supreme Court granted Merck’s motion to stay the appeal pending the issuance of a decision from the United States Supreme Court in Wyeth v. Levine. On March 4, 2009, the U.S. Supreme Court issued its opinion in Wyeth v. Levine. In April 2009, the parties each filed supplemental briefs addressing the impact of the Wyeth ruling on the appeal.
As previously reported, in September 2006, Merck filed a notice of appeal of the August 2005 jury verdict in favor of the plaintiff in the Texas state court case, Ernst v. Merck. On May 29, 2008, the Texas Court of Appeals reversed the trial court’s judgment and issued a judgment in favor of Merck. The Court of Appeals found the evidence to be legally insufficient on the issue of causation. Plaintiff filed a motion for rehearing en banc in the Court of Appeals. Merck filed a response in October 2008. In January 2009, plaintiff filed a reply in support of their rehearing motion. On February 11, 2009, Merck filed a reply. On June 4, 2009, in response to plaintiff’s motion for rehearing, the Court of Appeals issued a new opinion reversing the jury’s verdict and judgment is still rendered for Merck. Plaintiff moved for a second extension on her motion for rehearing en banc. The Court will grant the extension, making the motion due on August 20, 2009.
As previously reported, in April 2006, in Garza v. Merck, a jury in state court in Rio Grande City, Texas returned a verdict in favor of the family of decedent Leonel Garza. The jury awarded a total of $7 million in compensatory damages to Mr. Garza’s widow and three sons. The jury also purported to award $25 million in punitive damages even though under Texas law, in this case, potential punitive damages were capped at $750,000. In May 2008, the San Antonio Court of Appeals reversed the judgment and rendered a judgment in favor of Merck. In December 2008, the Court of Appeals, on rehearing, vacated its prior ruling and issued a replacement. In the new ruling, the Court ordered a take-nothing judgment for Merck on the design defect claim, but reversed and remanded for a new trial as to the strict liability claim because of juror misconduct. In January 2009, Merck filed a petition for review with the Texas Supreme Court. The case has now been fully briefed.
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
Approximately 190 claims by individual private third-party payors are currently pending in the New Jersey court and in federal court in the MDL. Merck and plaintiffs have agreed in principle to settle these outstanding private third-party payor claims, including all actions pending in New Jersey and in the MDL, for an aggregate payment of $80 million. The Company recorded a charge in the second quarter of 2009 for this amount. Separately, there are also still pending in various U.S. courts putative class actions purportedly brought on behalf of individual purchasers or users of Vioxx and claiming reimbursement of alleged economic loss.
The New Jersey Superior Court heard argument on plaintiffs’ motion for class certification in Martin-Kleinman v. Merck, a putative consumer class action, on December 5, 2008. On March 17, 2009, the Court denied the motion for class certification. Plaintiffs moved for reconsideration of that ruling on May 1, 2009 and Merck filed an opposition on June 3, 2009. The Court heard oral argument on that motion on July 9, 2009.
On February 3, 2009, Judge Fallon dismissed the personal injury/wrongful death class action master complaint and the medical monitoring class action master complaint in the MDL proceeding and, on May 14, 2009, the court entered an order dismissing the class claims in all of the separately filed personal injury and medical monitoring class actions underlying the master personal injury and medical monitoring class action complaints.
On June 12, 2008, a Missouri state court certified a class of Missouri plaintiffs seeking reimbursement for out-of-pocket costs relating to Vioxx. The plaintiffs do not allege any personal injuries from taking Vioxx. The Missouri Court of Appeals affirmed the trial court’s certification of a class on May 12, 2009, and Merck is seeking review from the Missouri Supreme Court. Plaintiffs have filed a motion to certify a class of Indiana Vioxx purchasers in a case pending before the Circuit Court of Marion County, Indiana; Merck is preparing its opposition. Briefing is complete on plaintiffs’ motion to certify a class of Kentucky Vioxx purchasers before the Circuit Court of Pike County, Kentucky. The court will hear oral argument in late summer 2009. A judge in Cook County, Illinois has consolidated three putative class actions brought by Vioxx purchasers. Class certification has not yet been briefed in the consolidation action.
Plaintiffs also filed a class action in California state court seeking certification of a class of California third-party payors and end-users. The court denied the motion for class certification on April 30, 2009. Plaintiffs have appealed that decision to the California Court of Appeal. The Court of Appeal has set a briefing schedule on plaintiffs’ appeal and will hear argument on November 25, 2009.

The Company has also been named as a defendant in eighteen separate lawsuits brought by government entities, including the Attorneys General of ten states, five counties, the City of New York, and private citizens (who have brought qui tam and taxpayer derivative suits). These actions allege that the Company misrepresented the safety of Vioxx and seek: (i) recovery of the cost of Vioxx purchased or reimbursed by the state and its agencies; (ii) reimbursement of all sums paid by the state and its agencies for medical services for the treatment of persons injured by Vioxx; (iii) damages under various common law theories; and/or (iv) remedies under various state statutory theories, including state consumer fraud and/or fair business practices or Medicaid fraud statutes, including civil penalties. One of the lawsuits brought by the counties is a class action filed by Santa Clara County, California on behalf of all similarly situated California counties.
With the exception of a case filed by the Texas Attorney General (which remains in Texas state court and is currently scheduled for trial in January 2010) and a case filed by the Michigan Attorney General (which was remanded to state court in January 2009), all of the actions described in the above paragraph have been transferred to the federal MDL proceeding. Those actions are in the discovery phase. In the Michigan case, Merck is currently seeking appellate review of the trial court’s order denying Merck’s motion to dismiss. The trial court has entered a stay of proceedings (including discovery) pending the result of that appeal. In the MDL proceeding, the parties and the court have agreed that the Louisiana Attorney General case will be the first governmental entity case to be tried. The Louisiana Attorney General submitted an amended complaint on May 12, 2009, and Merck filed a motion to dismiss the amended complaint on June 10, 2009. Judge Fallon held a hearing on that motion on July 28, 2009.
Shareholder Lawsuits
As previously disclosed, in addition to the Vioxx Product Liability Lawsuits, the Company and various current and former officers and directors are defendants in various putative class actions and individual lawsuits under the federal securities laws and state securities laws (the “Vioxx Securities Lawsuits”). All of the Vioxx Securities Lawsuits pending in federal court have been transferred by the Judicial Panel on Multidistrict Litigation (the “JPML”) to the United States District Court for the District of New Jersey before District Judge Stanley R. Chesler for inclusion in a nationwide MDL (the “Shareholder MDL”). Judge Chesler has consolidated the Vioxx Securities Lawsuits for all purposes. The putative class action, which requested damages on behalf of purchasers of Company stock between May 21, 1999 and October 29, 2004, alleged that the defendants made false and misleading statements regarding Vioxx in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and sought unspecified compensatory damages and the costs of suit, including attorneys’ fees. The complaint also asserted claims under Section 20A of the Securities and Exchange Act against certain defendants relating to their sales of Merck stock and under Sections 11, 12 and 15 of the Securities Act of 1933 against certain defendants based on statements in a registration statement and certain prospectuses filed in connection with the Merck Stock Investment Plan, a dividend reinvestment plan. On April 12, 2007, Judge Chesler granted defendants’ motion to dismiss the complaint with prejudice. Plaintiffs appealed Judge Chesler’s decision to the United States Court of Appeals for the Third Circuit. On September 9, 2008, the Third Circuit issued an opinion reversing Judge Chesler’s order and remanding the case to the District Court. Merck filed a petition for a writ of certiorari with the United States Supreme Court on January 15, 2009, which the Supreme Court granted on May 26, 2009. The deadline for Merck to file its opening brief on the merits is August 10, 2009. While Merck’s petition for certiorari was pending, the case was remanded to the District Court, plaintiffs filed their Consolidated and Fifth Amended Class Action Complaint, and Merck filed a motion to dismiss that Complaint on May 1, 2009. The parties have stipulated to stay the District Court proceedings pending the outcome of the Supreme Court appeal.
In October 2005, a Dutch pension fund filed a complaint in the District of New Jersey alleging violations of federal securities laws as well as violations of state law against the Company and certain officers. Pursuant to the Case Management Order governing the Shareholder MDL, the case, which is based on the same allegations as the Vioxx Securities Lawsuits, was consolidated with the Vioxx Securities Lawsuits. Defendants’ motion to dismiss the pension fund’s complaint was filed on August 3, 2007. In September 2007, the Dutch pension fund filed an amended complaint rather than responding to defendants’ motion to dismiss. In addition, in 2007, six new complaints were filed in the District of New Jersey on behalf of various foreign institutional investors also alleging violations of federal securities laws as well as violations of state law against the Company and certain officers. Defendants are not required to respond to these complaints until after Judge Chesler resolves any motion to dismiss in the consolidated securities action.
As previously disclosed, various shareholder derivative actions filed in federal court were transferred to the Shareholder MDL and consolidated for all purposes by Judge Chesler (the “Vioxx Derivative Lawsuits”). On May 5, 2006, Judge Chesler granted defendants’ motion to dismiss and denied plaintiffs’ request for leave to amend their complaint. Plaintiffs appealed, arguing that Judge Chesler erred in denying plaintiffs’ leave to amend their complaint with materials acquired during discovery. On July 18, 2007, the United States Court of Appeals for the Third Circuit reversed the District Court’s decision on the grounds that Judge Chesler should have allowed plaintiffs to make use of the discovery material to try to establish demand futility, and remanded the case for the District Court’s consideration of whether, even with the additional materials, plaintiffs’ request to amend their complaint would still be futile. Plaintiffs filed their brief in support of their request for leave to amend their complaint in November 2007. The Court denied the motion in June 2008 and closed the case. Plaintiffs have appealed Judge Chesler’s decision to the United States Court of Appeals for the Third Circuit. Oral argument on the appeal was held on July 15, 2009.
In addition, as previously disclosed, various putative class actions filed in federal court under the Employee Retirement Income Security Act (“ERISA”) against the Company and certain current and former officers and directors (the “Vioxx ERISA Lawsuits” and, together with the Vioxx Securities Lawsuits and the Vioxx Derivative Lawsuits, the “Vioxx Shareholder Lawsuits”) have been transferred to the Shareholder MDL and consolidated for all purposes. The consolidated complaint asserts claims on behalf of certain of the Company’s current and former employees who are participants in certain of the Company’s retirement plans for breach of fiduciary duty. The lawsuits make similar allegations to the allegations contained in the Vioxx Securities Lawsuits. On July 11, 2006, Judge Chesler granted in part and denied in part defendants’ motion to dismiss the ERISA complaint. In October 2007, plaintiffs moved for certification of a class of individuals who were participants in and beneficiaries of the Company’s retirement savings plans at any time between October 1, 1998 and September 30, 2004 and whose plan accounts included investments in the Merck Common Stock Fund and/or Merck common stock. In February 2009, the Court denied the motion for certification of a class as to one count and granted the motion as to the remaining counts. The Court also limited the class to those individuals who were participants in and beneficiaries of the Company’s retirement savings plans who suffered a loss due to their investments in Merck stock through the plans and who did not execute a settlement releasing their claims. In March 2009, Judge Chesler denied defendants’ motion for judgment on the pleadings. On December 24, 2008, plaintiffs filed a motion for partial summary judgment against certain individual defendants. Judge Chesler entered an order denying the motion on May 11, 2009. Discovery is ongoing in this litigation.
As previously disclosed, on October 29, 2004, two individual shareholders made a demand on the Company’s Board to take legal action against Mr. Raymond Gilmartin, former Chairman, President and Chief Executive Officer, and other individuals for allegedly causing damage to the Company with respect to the allegedly improper marketing of Vioxx. In December 2004, the Special Committee of the Board of Directors retained the Honorable John S. Martin, Jr. of Debevoise & Plimpton LLP to conduct an independent investigation of, among other things, the allegations set forth in the demand. Judge Martin’s report was made public in September 2006. Based on the Special Committee’s recommendation made after careful consideration of the Martin report and the impact that derivative litigation would have on the Company, the Board rejected the demand. On October 11, 2007, the shareholders filed a lawsuit in state court in Atlantic County, New Jersey against current and former executives and directors of the Company alleging that the Board’s rejection of their demand was unreasonable and improper, and that the defendants breached various duties to the Company in allowing Vioxx to be marketed. The current and former executive and director defendants filed motions to dismiss the complaint in June 2008. On October 30, 2008, proceedings in the case were stayed through March 1, 2009. On November 21, 2008, the pending motions to dismiss were denied without prejudice in light of the stay. Defendants renewed their motions to dismiss on June 3, 2009. The Court has scheduled an August 6, 2009, argument on the motions to dismiss.
International Lawsuits
As previously disclosed, in addition to the lawsuits discussed above, the Company has been named as a defendant in litigation relating to Vioxx in various countries (collectively, the “Vioxx Foreign Lawsuits”) in Europe, as well as Canada, Brazil, Argentina, Australia, Turkey, and Israel, as well as in The Philippines and Singapore.
On May 30, 2008, the provincial court of Queen’s Bench in Saskatchewan, Canada entered an order certifying a class of Vioxx users in Canada, except those in Quebec. The class includes individual purchasers who allege inducement to purchase by unfair marketing practices; individuals who allege Vioxx was not of acceptable quality, defective or not fit for the purpose of managing pain associated with approved indications; or ingestors who claim Vioxx caused or exacerbated a cardiovascular or gastrointestinal condition. On June 17, 2008, the Court of Appeal for Saskatchewan granted the Company leave to appeal the certification order and the appeal was argued before that court in September and November 2008. On March 30, 2009, the Court of Appeal released its decision granting the Company’s appeal and quashing the certification order. On May 29, 2009, plaintiffs sought leave to appeal the judgment of the Saskatchewan Court of Appeal to the Supreme Court of Canada, and that application is pending. On July 28, 2008, the Superior Court in Ontario denied the Company’s motion to stay class proceedings in Ontario, which had been based on the earlier certification order entered in Saskatchewan, and decided to certify an overlapping class of Vioxx users in Canada, except those in Quebec and Saskatchewan, who allege negligence and an entitlement to elect to waive the tort. On November 24, 2008, the Ontario Divisional Court granted the Company’s motion for leave to appeal the Superior Court’s decision denying the stay of the Ontario class proceedings and denied the Company’s motion to appeal the certification order. The Company’s appeal was heard by the Ontario Divisional Court in February 2009. On February 13, 2009, the Divisional Court declined to set aside the order denying the stay. The Ontario Court of Appeal denied leave to appeal on May 15, 2009, and on June 23, 2009, Merck sought leave to appeal from that decision to the Supreme Court of Canada, and requested that the Saskatchewan and Ontario applications for leave to appeal to the Supreme Court be heard together. The appeal of the Ontario certification order was filed on May 20, 2009, and, in accordance with that Justice’s reasons, Merck also sought leave to appeal to the Divisional Court and is scheduled to argue that motion on August 14, 2009. Earlier, in November 2006, the Superior Court in Quebec authorized the institution of a class action on behalf of all individuals who, in Quebec, consumed Vioxx and suffered damages arising out of its ingestion. On May 7, 2009, the plaintiffs served an introductory motion for a class action based upon that authorization.

A trial in a representative action in Australia commenced on March 30, 2009, in the Federal Court of Australia. The named plaintiff, who alleges he suffered an MI, seeks to represent others in Australia who ingested Vioxx and suffered an MI, thrombotic stroke, unstable angina, transient ischemic attack or peripheral vascular disease. On March 30, 2009, the trial judge entered an order directing that, in advance of all other issues in the proceeding, the issues to be determined during the trial are those issues of fact and law in the named plaintiff’s individual case, and those issues of fact and law that the trial judge finds, after hearing the evidence, are common to the claims of the group members that the named plaintiff has alleged that he represents. The trial in this representative action concluded on June 25, 2009, and the trial judge reserved decision.
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
Investigations
As previously disclosed, in November 2004, the Company was advised by the staff of the SEC that it was commencing an informal inquiry concerning Vioxx. On January 28, 2005, the Company announced that it received notice that the SEC issued a formal notice of investigation. In the second quarter of 2009, the SEC informed the Company that it has terminated its investigation. Also, the Company has received subpoenas from the U.S. Department of Justice (the “DOJ”) requesting information related to the Company’s research, marketing and selling activities with respect to Vioxx in a federal health care investigation under criminal statutes. This investigation includes subpoenas for witnesses to appear before a grand jury. In March 2009, Merck received a letter from the U.S. Attorney’s Office for the District of Massachusetts identifying it as a target of the grand jury investigation regarding Vioxx. Further, as previously disclosed, investigations are being conducted by local authorities in certain cities in Europe in order to determine whether any criminal charges should be brought concerning Vioxx. The Company is cooperating with these governmental entities in their respective investigations (the “Vioxx Investigations”). The Company cannot predict the outcome of these inquiries; however, they could result in potential civil and/or criminal dispositions.
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
There are no U.S. Vioxx Product Liability Lawsuit trials scheduled in 2009, although several are currently scheduled for trial in 2010. The Company cannot predict the timing of any other trials related to the Vioxx Litigation. The Company believes that it has meritorious defenses to the Vioxx Lawsuits and will vigorously defend against them. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek indeterminate damages, the Company is unable to predict the outcome of these matters, and at this time cannot reasonably estimate the possible loss or range of loss with respect to the Vioxx Lawsuits not included in the Settlement Program. The Company has not established any reserves for any potential liability relating to the Vioxx Lawsuits not included in the Settlement Program, other than the $80 million reserve for the anticipated settlement of the pending U.S. Vioxx third-party payor litigation as noted above, or the Vioxx Investigations. Unfavorable outcomes in the Vioxx Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. As of December 31, 2008, the Company had an aggregate reserve of approximately $4.379 billion (the “Vioxx Reserve”) for the Settlement Program and the Company’s future legal defense costs related to the Vioxx Litigation.
During the first six months of 2009, the Company spent approximately $125 million in the aggregate in legal defense costs worldwide, including $71 million in the second quarter of 2009, related to (i) the Vioxx Product Liability Lawsuits, (ii) the Vioxx Shareholder Lawsuits, (iii) the Vioxx Foreign Lawsuits, and (iv) the Vioxx Investigations (collectively, the “Vioxx Litigation”). In addition, during the first six months of 2009, the Company paid an additional $1.391 billion into the settlement funds in connection with the Settlement Program, of which $1.376 billion was paid in the second quarter of 2009. Also in the second quarter of 2009, the Company recorded an $80 million charge in connection with the anticipated settlement of the pending U.S. Vioxx third-party payor litigation noted above. Consequently, as of June 30, 2009, the aggregate amount of the Vioxx Reserve was approximately $2.943 billion. Some of the significant factors considered in the review of the Vioxx Reserve were as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of the Vioxx Litigation, including the Settlement Agreement and the expectation that certain lawsuits will continue to be pending; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the Vioxx Litigation. The amount of the Vioxx Reserve as of June 30, 2009 allocated solely to defense costs represents the Company’s best estimate of the minimum amount of defense costs to be incurred in connection with the remaining aspects of the Vioxx Litigation; however, events such as additional trials in the Vioxx Litigation and other events that could arise in the course of the Vioxx Litigation could affect the ultimate amount of defense costs to be incurred by the Company.
The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the Vioxx Reserve at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.
Other Product Liability Litigation
As previously disclosed, the Company is a defendant in product liability lawsuits in the United States involving Fosamax (the “Fosamax Litigation”). As of June 30, 2009, approximately 899 cases, which include approximately 1,280 plaintiff groups, had been filed and were pending against Merck in either federal or state court, including one case which seeks class action certification, as well as damages and/or medical monitoring. In these actions, plaintiffs allege, among other things, that they have suffered osteonecrosis of the jaw, generally subsequent to invasive dental procedures, such as tooth extraction or dental implants and/or delayed healing, in association with the use of Fosamax. On August 16, 2006, the JPML ordered that the Fosamax product liability cases pending in federal courts nationwide should be transferred and consolidated into one multidistrict litigation (the “Fosamax MDL”) for coordinated pre-trial proceedings. The Fosamax MDL has been transferred to Judge John Keenan in the United States District Court for the Southern District of New York. As a result of the JPML order, approximately 738 of the cases are before Judge Keenan. Judge Keenan has issued a Case Management Order (and various amendments thereto) setting forth a schedule governing the proceedings which focused primarily upon resolving the class action certification motions in 2007 and completing fact discovery in an initial group of 25 cases by October 1, 2008. Briefing and argument on plaintiffs’ motions for certification of medical monitoring classes were completed in 2007 and Judge Keenan issued an order denying the motions on January 3, 2008. On January 28, 2008, Judge Keenan issued a further order dismissing with prejudice all class claims asserted in the first four class action lawsuits filed against Merck that sought personal injury damages and/or medical monitoring relief on a class wide basis. Daubert motions were filed in May 2009 and Judge Keenan conducted a Daubert hearing in July 2009. On July 27, 2009, Judge Keenan issued his ruling on the parties’ respective Daubert motions. The ruling denied the Plaintiff Steering Committee’s motion and granted in part, and denied in part, Merck’s motion. Trials in the first three cases in the MDL are currently scheduled for August 2009, December 2009, and January 2010, respectively. A trial is currently scheduled in Alabama state court in October 2009, but may be continued until the first quarter of 2010. In addition, a Florida state court case is expected to be tried in early 2010.
In addition, in July 2008, an application was made by the Atlantic County Superior Court of New Jersey requesting that all of the Fosamax cases pending in New Jersey be considered for mass tort designation and centralized management before one judge in New Jersey. On October 6, 2008, the New Jersey Supreme Court ordered that all pending and future actions filed in New Jersey arising out of the use of Fosamax and seeking damages for existing dental and jaw-related injuries, including osteonecrosis of the jaw, but not solely seeking medical monitoring, be designated as a mass tort for centralized management purposes before Judge Higbee in Atlantic County Superior Court. As a result of the New Jersey Supreme Court’s order, approximately 142 cases were coordinated as of June 30, 2009 before Judge Higbee, who began setting various case management deadlines during the second quarter of 2009. On July 20, 2009, Judge Higbee entered a Case Management Order setting forth a schedule that contemplates completing fact discovery in an initial group of 15 cases by December 15, 2009, followed by expert discovery in five of those cases, and a projected trial date of May 2010 for the first case to be tried in the New Jersey coordinated proceedings.
Discovery is ongoing in both the Fosamax MDL litigation as well as in various state court cases. The Company intends to defend against these lawsuits.

As of March 31, 2009, the Company had a remaining reserve of approximately $24 million solely for its future legal defense costs for the Fosamax Litigation. During the second quarter of 2009, the Company spent approximately $7 million. In addition, in the second quarter, the Company added $25 million to its reserve. Consequently, as of June 30, 2009, the Company had a reserve of approximately $42 million solely for its future legal defense costs for the Fosamax Litigation. Some of the significant factors considered in the establishment of the reserve for the Fosamax Litigation legal defense costs were as follows: the actual costs incurred by the Company thus far; the development of the Company’s legal defense strategy and structure in light of the creation of the Fosamax MDL; the number of cases being brought against the Company; and the anticipated timing, progression, and related costs of pre-trial activities in the Fosamax Litigation. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves. Due to the uncertain nature of litigation, the Company is unable to reasonably estimate its costs beyond the completion of the above-mentioned trials. The Company has not established any reserves for any potential liability relating to the Fosamax Litigation. Unfavorable outcomes in the Fosamax Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.
Vytorin/Zetia Litigation
As previously disclosed, the Company and its joint venture partner, Schering-Plough, have received several letters addressed to both companies from the House Committee on Energy and Commerce, its Subcommittee on Oversight and Investigations (“O&I”), and the Ranking Minority Member of the Senate Finance Committee, collectively seeking a combination of witness interviews, documents and information on a variety of issues related to the ENHANCE clinical trial, the sale and promotion of Vytorin, as well as sales of stock by corporate officers. In addition, since August 2008, the companies have received three additional letters from O&I, including one dated February 19, 2009, seeking certain information and documents related to the SEAS clinical trial. As previously disclosed, the companies have each received subpoenas from the New York State Attorney General’s Office and a letter from the Connecticut Attorney General seeking similar information and documents. On July 15, 2009, the companies announced that they had reached a civil settlement with the Attorneys General representing 35 states and the District of Columbia to resolve a previously disclosed investigation by that group into whether the companies violated state consumer protection laws when marketing Vytorin and Zetia. As part of the settlement, the companies agreed to reimburse the investigative costs of the 35 states and the District of Columbia which totaled $5.4 million, and to make voluntary assurances of compliance related to the promotion of Vytorin and Zetia, including agreeing to continue to comply with the Food, Drug and Cosmetic Act, the U.S. Food and Drug Administration Amendments Act, and other laws requiring the truthful and non-misleading marketing of pharmaceutical products. The settlement does not include any admission of misconduct or liability by the companies. Finally, in September 2008, the Company received a letter from the Civil Division of the DOJ informing it that the DOJ is investigating whether the companies’ conduct relating to the promotion of Vytorin caused false claims to be submitted to federal health care programs. The Company is cooperating with these investigations and working with Schering-Plough to respond to the inquiries.
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
Also, as previously disclosed, on April 3, 2008, a Merck shareholder filed a putative class action lawsuit in federal court in the Eastern District of Pennsylvania alleging that Merck and its Chairman, President and Chief Executive Officer, Richard T. Clark, violated the federal securities laws. This suit has since been withdrawn and re-filed in the District of New Jersey and has been consolidated with another federal securities lawsuit under the caption In re Merck & Co., Inc. Vytorin Securities Litigation. An amended consolidated complaint was filed on October 6, 2008, and names as defendants Merck; Merck/Schering-Plough Pharmaceuticals, LLC; and certain of the Company’s officers and directors. Specifically, the complaint alleges that Merck delayed releasing unfavorable results of a clinical study regarding the efficacy of Vytorin and that Merck made false and misleading statements about expected earnings, knowing that once the results of the Vytorin study were released, sales of Vytorin would decline and Merck’s earnings would suffer. On April 22, 2008, a member of a Merck ERISA plan filed a putative class action lawsuit against the Company and certain of its officers and directors alleging they breached their fiduciary duties under ERISA. Since that time, there have been other similar ERISA lawsuits filed against the Company in the District of New Jersey, and all of those lawsuits have been consolidated under the caption In re Merck & Co., Inc. Vytorin ERISA Litigation. An amended consolidated complaint was filed on February 5, 2009, and names as defendants Merck and various members of Merck’s Board of Directors and members of committees of Merck’s Board of Directors. Plaintiffs allege that the ERISA plans’ investment in Company stock was imprudent because the Company’s earnings are dependent on the commercial success of its cholesterol drug Vytorin and that defendants knew or should have known that the results of a scientific study would cause the medical community to turn to less expensive drugs for cholesterol management. The Company intends to defend the lawsuits referred to in this section vigorously. Unfavorable outcomes resulting from the government investigations or the civil litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.
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
As previously disclosed, in February 2007, the Company received a notice from Teva Pharmaceuticals, Inc. (“Teva”), a generic company, indicating that it had filed an ANDA for montelukast and that it is challenging the U.S. patent that is listed for Singulair. On April 2, 2007, the Company filed a patent infringement action against Teva. The lawsuit automatically stays FDA approval of Teva’s ANDA until August 2009 or until an adverse court decision, if any, whichever may occur earlier. A trial in this matter was held in February 2009. The Company is awaiting the court’s decision which the Company expects to receive before the stay expires on August 22, 2009.
In January 2009, the Company received notice that an ANDA was filed with the FDA for aprepitant which contained a Paragraph IV challenge to patents on Emend. In February 2009, the Company filed a patent infringement suit against Sandoz Inc. (“Sandoz”). The lawsuit automatically stays FDA approval of Sandoz’s ANDA until July 2011 or until an adverse court decision, if any, whichever may occur earlier.
Legal Proceedings Related to the Proposed Merger with Schering-Plough
On July 24, 2009, the Company announced a proposed settlement, subject to Court approval, to resolve litigation challenging the planned merger between Merck and Schering-Plough and seeking other forms of relief. The consolidated class action lawsuit, which was noted in Merck’s June 25, 2009, definitive merger proxy statement/prospectus, was filed in the Chancery Division of the Superior Court of New Jersey in Hunterdon County and named Merck, its directors and Schering-Plough as defendants.
The proposed settlement references additional disclosures made by Merck and Schering-Plough related to the proposed merger, including information about Merck’s financial advisor (J.P. Morgan), its fairness opinion and certain other details. All of these additional disclosures already have been made in the joint proxy/prospectus filed with the SEC. Under the proposed settlement, no damages would be paid by Merck or Schering-Plough. In addition, the parties have agreed that plaintiffs’ counsel may apply to the Court for an award of attorneys’ fees and costs to be paid by Merck.
The proposed settlement is not in any way an admission of any wrongdoing or liability in connection with plaintiffs’ allegations. The Company agreed to settle the suit in order to avoid the further costs and inherent uncertainty of litigation.
This settlement, if approved by the Court, and the separate settlement announced by Schering-Plough, will resolve and release all claims that were or could have been brought by any shareholder of Merck or Schering-Plough challenging any aspect of the proposed merger, including any merger disclosure claims.

Other Litigation
There are various other legal proceedings, principally product liability and intellectual property suits involving the Company, that are pending. While it is not feasible to predict the outcome of such proceedings or the proceedings discussed in this Item, in the opinion of the Company, all such proceedings are either adequately covered by insurance or, if not so covered, should not ultimately result in any liability that would have a material adverse effect on the financial position, liquidity or results of operations of the Company, other than proceedings for which a separate assessment is provided in this Item.
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
Item 4. Submission of Matters to a Vote of Security Holders
The following matters were voted upon at the Annual Meeting of Stockholders held on April 28, 2009, and received the votes set forth below:
1.	All of the following persons nominated were elected to serve as directors and received the number of votes set opposite their respective names:

Names	For	Against	Abstained
Leslie A. Brun	1,680,100,416	53,291,002	7,485,303
Thomas R. Cech	1,689,747,747	44,025,982	7,102,992
Richard T. Clark	1,652,814,764	81,219,157	6,842,800
Thomas H. Glocer	1,640,965,331	92,580,553	7,330,837
Steven F. Goldstone	1,681,767,905	51,807,022	7,301,794
William B. Harrison, Jr.	1,679,814,057	54,012,584	7,050,080
Harry R. Jacobson	1,688,462,327	45,248,953	7,165,441
William N. Kelley	1,580,999,995	150,321,460	9,555,266
Rochelle B. Lazarus	1,676,385,720	57,391,950	7,099,051
Carlos A. Represas	1,691,316,529	42,158,260	7,401,932
Thomas E. Shenk	1,603,668,780	130,308,719	6,899,222
Anne M. Tatlock	1,628,561,081	105,488,613	6,827,027
Samuel O. Thier	1,586,931,331	146,876,679	7,068,711
Wendell P. Weeks	1,641,235,788	92,539,588	7,101,345
Peter C. Wendell	1,639,813,279	94,089,075	6,974,367
2.	A proposal to ratify the appointment of the Company’s independent registered public accounting firm for 2009 received 1,718,125,392 votes FOR and 16,379,287 votes AGAINST, with 6,372,042 abstentions.
3.	A proposal to amend the Restated Certificate of Incorporation to limit the size of the Board to no more than 18 directors received 1,712,933,848 votes FOR and 21,280,124 votes AGAINST, with 6,662,749 abstentions.
4.	A stockholder proposal concerning special shareholder meetings received 714,672,209 votes FOR and 721,189,244 votes AGAINST, with 9,765,137 abstentions and 295,250,131 broker non-votes.
5.	A stockholder proposal concerning an independent lead director received 209,698,767 votes FOR and 1,225,864,098 votes AGAINST, with 10,068,627 abstentions and 295,245,229 broker non-votes.
6.	A stockholder proposal concerning an advisory vote on executive compensation received 638,720,995 votes FOR and 746,421,031 votes AGAINST, with 60,476,859 abstentions and 295,257,836 broker non-votes.

Item 6. Exhibits

Number	Description
1	Underwriting Agreement, dated June 22, 2009, between the Company and J.P. Morgan Securities Inc., Banc of America Securities LLC, Citigroup Global Markets Inc. and RBS Securities Inc., as representatives of the several underwriters named therein — Incorporated by reference to Current Report on Form 8-K dated June 22, 2009

2.1	Share Purchase Agreement, dated July 29, 2009, by and among Merck & Co., Inc., Merck SH Inc., Merck Sharp & Dohme (Holdings) Limited and sanofi-aventis — Incorporated by reference to Current Report on Form 8-K dated July 31, 2009

3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (July 31, 2009)

3.2	By-Laws of Merck & Co., Inc. (as amended effective February 24, 2009) — Incorporated by reference to Current Report on Form 8-K dated February 24, 2009

4.1	1.875% Notes due 2011 Officers’ Certificate of the Company dated June 25, 2009, including form of the 2011 Notes — Incorporated by reference to Current Report on Form 8-K dated June 25, 2009

4.2	4.000% Notes due 2015 Officers’ Certificate of the Company dated June 25, 2009, including form of the 2015 Notes — Incorporated by reference to Current Report on Form 8-K dated June 25, 2009

4.3	5.000% Notes due 2019 Officers’ Certificate of the Company dated June 25, 2009, including form of the 2019 Notes — Incorporated by reference to Current Report on Form 8-K dated June 25, 2009

4.4	5.850% Notes due 2039 Officers’ Certificate of the Company dated June 25, 2009, including form of the 2039 Notes — Incorporated by reference to Current Report on Form 8-K dated June 25, 2009

10.1	Incremental Credit Agreement dated as of May 6, 2009, among Merck & Co., Inc., the Guarantors and Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent — Incorporated by reference to Current Report on Form 8-K dated May 6, 2009

10.2	Asset Sale Facility Agreement dated as of May 6, 2009, among Merck & Co., Inc., the Guarantors and Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent — Incorporated by reference to Current Report on Form 8-K dated May 6, 2009

10.3	Bridge Loan Agreement dated as of May 6, 2009, among Merck & Co., Inc., the Guarantors and Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent — Incorporated by reference to Current Report on Form 8-K dated May 6, 2009

10.4	Call Option Agreement, dated July 29, 2009, by and among Merck & Co., Inc., Schering-Plough Corporation and sanofi-aventis — Incorporated by reference to Current Report on Form 8-K dated July 31, 2009

31.1	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Executive Officer

31.2	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	The following materials from Merck & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCK & CO., INC.
Date: August 3, 2009	/s/ Bruce N. Kuhlik
BRUCE N. KUHLIK
Executive Vice President and General Counsel

Date: August 3, 2009	/s/ John Canan
JOHN CANAN
Senior Vice President and Controller

EXHIBIT INDEX

Number	Description
1	Underwriting Agreement, dated June 22, 2009, between the Company and J.P. Morgan Securities Inc., Banc of America Securities LLC, Citigroup Global Markets Inc. and RBS Securities Inc., as representatives of the several underwriters named therein — Incorporated by reference to Current Report on Form 8-K dated June 22, 2009

2.1	Share Purchase Agreement, dated July 29, 2009, by and among Merck & Co., Inc., Merck SH Inc., Merck Sharp & Dohme (Holdings) Limited and sanofi-aventis — Incorporated by reference to Current Report on Form 8-K dated July 31, 2009

3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (July 31, 2009)

3.2	By-Laws of Merck & Co., Inc. (as amended effective February 24, 2009) — Incorporated by reference to Current Report on Form 8-K dated February 24, 2009

4.1	1.875% Notes due 2011 Officers’ Certificate of the Company dated June 25, 2009, including form of the 2011 Notes — Incorporated by reference to Current Report on Form 8-K dated June 25, 2009

4.2	4.000% Notes due 2015 Officers’ Certificate of the Company dated June 25, 2009, including form of the 2015 Notes — Incorporated by reference to Current Report on Form 8-K dated June 25, 2009

4.3	5.000% Notes due 2019 Officers’ Certificate of the Company dated June 25, 2009, including form of the 2019 Notes — Incorporated by reference to Current Report on Form 8-K dated June 25, 2009

4.4	5.850% Notes due 2039 Officers’ Certificate of the Company dated June 25, 2009, including form of the 2039 Notes — Incorporated by reference to Current Report on Form 8-K dated June 25, 2009

10.1	Incremental Credit Agreement dated as of May 6, 2009, among Merck & Co., Inc., the Guarantors and Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent — Incorporated by reference to Current Report on Form 8-K dated May 6, 2009

10.2	Asset Sale Facility Agreement dated as of May 6, 2009, among Merck & Co., Inc., the Guarantors and Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent — Incorporated by reference to Current Report on Form 8-K dated May 6, 2009

10.3	Bridge Loan Agreement dated as of May 6, 2009, among Merck & Co., Inc., the Guarantors and Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent — Incorporated by reference to Current Report on Form 8-K dated May 6, 2009

10.4	Call Option Agreement, dated July 29, 2009, by and among Merck & Co., Inc., Schering-Plough Corporation and sanofi-aventis — Incorporated by reference to Current Report on Form 8-K dated July 31, 2009

31.1	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Executive Officer

31.2	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	The following materials from Merck & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.