Form 10-Q
period 2009-09-30
MERCK & CO INC
filed 2009-11-02
CIK 64978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 1-3305
Merck & Co., Inc.
One Merck Drive
Whitehouse Station, N.J. 08889-0100
(908) 423-1000

Incorporated in New Jersey	I.R.S. Employer Identification No. 22-1109110
The number of shares of common stock outstanding as of the close of business on September 30, 2009:

Class	Number of Shares Outstanding

Common Stock	2,109,178,112
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Signatures
EXHIBIT INDEX
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — Financial Information
Item 1. Financial Statements
MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF INCOME
(Unaudited, $ in millions except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Sales	$6,049.7	$5,943.9	$17,334.8	$17,817.9

Costs, Expenses and Other
Materials and production	1,430.3	1,477.9	4,118.0	4,112.5
Marketing and administrative	1,725.5	1,730.3	5,088.0	5,515.0
Research and development	1,254.0	1,171.1	3,873.5	3,418.7
Restructuring costs	42.4	757.5	144.1	929.4
Equity income from affiliates	(688.2)	(665.6)	(1,861.2)	(1,840.7)
Other (income) expense, net	(2,791.1)	30.6	(2,854.7)	(2,291.3)

	972.9	4,501.8	8,507.7	9,843.6

Income Before Taxes	5,076.8	1,442.1	8,827.1	7,974.3
Taxes on Income	1,621.5	318.2	2,327.7	1,716.8

Net Income	$3,455.3	$1,123.9	$6,499.4	$6,257.5

Less: Net Income Attributable to Noncontrolling Interests	31.0	31.2	93.8	93.9
Net Income Attributable to Merck & Co., Inc.	$3,424.3	$1,092.7	$6,405.6	$6,163.6

Basic Earnings per Common Share Attributable to Merck & Co., Inc. Common Shareholders	$1.62	$0.51	$3.03	$2.87

Earnings per Common Share Assuming Dilution Attributable to Merck & Co., Inc. Common Shareholders	$1.61	$0.51	$3.03	$2.85

Dividends Declared per Common Share	$0.38	$0.38	$1.14	$1.14

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited, $ in millions)

	September 30,	December 31,
	2009	2008

Assets
Current Assets
Cash and cash equivalents	$21,816.9	$4,368.3
Short-term investments	439.4	1,118.1
Accounts receivable (including non-trade receivables of $571.0 in 2009 and $871.2 in 2008)	3,803.9	3,778.9
Inventories (excludes inventories of $846.7 in 2009 and $587.3 in 2008 classified in Other assets - see Note 8)	2,096.3	2,091.0
Deferred income taxes and other current assets	1,512.3	7,756.3

Total current assets	29,668.8	19,112.6

Investments	464.6	6,491.3

Property, Plant and Equipment, at cost, net of allowance for depreciation of $12,358.0 in 2009 and $12,128.6 in 2008	11,613.8	11,999.6

Goodwill	1,439.0	1,438.7

Other Intangibles, Net	555.9	525.4

Other Assets	4,997.3	7,628.1

	$48,739.4	$47,195.7

Liabilities and Stockholders’ Equity
Current Liabilities
Loans payable and current portion of long-term debt	$866.8	$2,297.1
Trade accounts payable	568.4	617.6
Accrued and other current liabilities	5,311.3	9,174.1
Income taxes payable	474.8	1,426.4
Dividends payable	804.4	803.5

Total current liabilities	8,025.7	14,318.7

Long-Term Debt	8,204.7	3,943.3

Deferred Income Taxes and Noncurrent Liabilities	7,159.7	7,766.6

Merck & Co., Inc. Stockholders’ Equity
Common stock, one cent par value
Authorized - 5,400,000,000 shares		.
Issued - 2,983,508,675 shares	29.8	29.8
Other paid-in capital	8,542.4	8,319.1
Retained earnings	47,693.1	43,698.8
Accumulated other comprehensive loss	(2,674.8)	(2,553.9)

	53,590.5	49,493.8
Less treasury stock, at cost
874,330,563 shares at September 30, 2009
875,818,333 shares at December 31, 2008	30,683.3	30,735.5

Total Merck & Co., Inc. stockholders’ equity	22,907.2	18,758.3

Noncontrolling Interests	2,442.1	2,408.8

Total Equity	25,349.3	21,167.1

	$48,739.4	$47,195.7

The accompanying notes are an integral part of this consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, $ in millions)

	Nine Months Ended
	September 30,
	2009	2008

Cash Flows from Operating Activities
Net income	$6,499.4	$6,257.5
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of interest in Merial Limited	(2,762.5)	—
Gain on distribution from AstraZeneca LP	—	(2,222.7)
Equity income from affiliates	(1,861.2)	(1,840.7)
Dividends and distributions from equity affiliates	1,478.4	3,750.9
Depreciation and amortization	1,326.3	1,157.2
Deferred income taxes	1,909.2	(163.8)
Share-based compensation	281.8	285.5
Other	(531.3)	367.2
Net changes in assets and liabilities	(5,190.6)	(2,030.2)

Net Cash Provided by Operating Activities	1,149.5	5,560.9

Cash Flows from Investing Activities
Capital expenditures	(903.6)	(914.3)
Purchases of securities and other investments	(2,751.7)	(9,154.8)
Proceeds from sales of securities and other investments	10,345.7	8,456.8
Acquisitions of businesses, net of cash acquired	(130.0)	—
Proceeds from sale of interest in Merial Limited	4,000.0	—
Distribution from AstraZeneca LP	—	1,899.3
Decrease (increase) in restricted assets	5,467.0	(1,662.3)
Other	(6.9)	(8.9)

Net Cash Provided by (Used by) Investing Activities	16,020.5	(1,384.2)

Cash Flows from Financing Activities
Net change in short-term borrowings	(1,403.8)	2,553.3
Proceeds from issuance of debt, net	4,228.0	—
Payments on debt	(24.7)	(1,391.7)
Purchases of treasury stock	—	(2,515.4)
Dividends paid to stockholders	(2,410.8)	(2,469.6)
Proceeds from exercise of stock options	7.8	100.5
Other	(185.4)	(44.2)

Net Cash Provided by (Used by) Financing Activities	211.1	(3,767.1)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	67.5	(25.6)

Net Increase in Cash and Cash Equivalents	17,448.6	384.0

Cash and Cash Equivalents at Beginning of Year	4,368.3	5,336.1

Cash and Cash Equivalents at End of Period	$21,816.9	$5,720.1

The accompanying notes are an integral part of this consolidated financial statement.

Notes to Consolidated Financial Statements (unaudited)
1.	Basis of Presentation
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

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Recently Adopted Accounting Standards

On January 1, 2009, the Company adopted new guidance on business combinations which expands the scope of acquisition accounting to all transactions under which control of a business is obtained. This guidance requires an acquirer to recognize the assets acquired and liabilities assumed at the acquisition date fair values with limited exceptions. Additionally, the guidance requires that contingent consideration be recorded at fair value on the acquisition date, that acquired in-process research and development be capitalized and recorded as intangible assets at the acquisition date, and also requires transaction costs and costs to restructure the acquired company be expensed. Transactions are now being accounted for under this new guidance. On April 1, 2009, additional guidance was issued further amending the accounting for business combinations to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can reasonably be estimated. If the acquisition date fair value of an asset acquired or liability assumed that arises from a contingency cannot be determined, the asset or liability would be recognized if probable and reasonably estimable; if these criteria are not met, no asset or liability would be recognized.

On January 1, 2009, the Company adopted new guidance for the accounting, reporting and disclosure of noncontrolling interests which requires, among other things, that noncontrolling interests be recorded as equity in the consolidated financial statements. The adoption of this new guidance resulted in the reclassification of $2.4 billion of minority interests (now referred to as noncontrolling interests) to a separate component of Stockholders’ Equity on the Consolidated Balance Sheet (see also Note 12). Additionally, net income attributable to noncontrolling interests is now shown separately from parent net income in the Consolidated Statement of Income. Prior periods have been restated to reflect the presentation and disclosure requirements of the new guidance.

On January 1, 2009, the Company adopted new guidance requiring enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, the new guidance requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format (see Note 7). Since the new guidance requires only additional disclosures about the Company’s derivatives and hedging activities, the adoption did not affect the Company’s financial position or results of operations.

On January 1, 2009, the Company adopted new guidance which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The effect of adoption was not material to the Company’s financial position or results of operations. See Note 5 for the associated disclosures of the Company’s collaborative arrangements.

On January 1, 2009, the Company adopted new guidance which clarifies the accounting for certain transactions and impairment considerations involving equity method investments and is applied on a prospective basis to future transactions.

On January 1, 2009, the Company adopted new guidance which clarifies that a defensive intangible asset (an intangible asset that the entity does not intend to actively use, but intends to hold to prevent others from obtaining access to the asset) should be accounted for as a separate unit of accounting and should be assigned a useful life that reflects the entity’s consumption of the expected benefits related to the asset. This guidance is applied on a prospective basis to future transactions.

Notes to Consolidated Financial Statements (unaudited)(continued)
On January 1, 2009, the Company adopted new guidance which clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and shall be included in the computation of earnings per share pursuant to the two class method. The effect of adoption was not material to the Company’s results of operations. The provisions of the guidance are retrospective; therefore prior periods have been restated
(see Note 17).
On April 1, 2009, the Company adopted new guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, the new guidance requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. Merck adopted the provisions of the new guidance during the second quarter of 2009 and the effect of adoption on its financial statements was not material. The Company has evaluated subsequent events through November 2, 2009, which is the date these financial statements were issued.
On April 1, 2009, the Company adopted new guidance which provides additional guidelines for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities). In addition, the new guidance includes guidelines for identifying circumstances that indicate a transaction for the asset or liability is not orderly, in which case the entity shall place little, if any, weight on that transaction price as an indicator of fair value. The effect of adoption on the Company’s financial position and results of operations was not material.
On April 1, 2009, the Company adopted new guidance which changes existing guidance for determining whether debt securities are other-than-temporarily impaired and replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not be required to sell the security before recovery of its cost basis. Assuming these two criteria are met, the new guidance requires entities to separate an other-than-temporary impairment of a debt security into two components. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive income. The effect of adoption on the Company’s financial position and results of operations was not material (see Note 6).
On April 1, 2009, the Company adopted new guidance which requires disclosures about fair values of financial instruments in interim and annual financial statements (see Note 6). Prior to the issuance of this guidance, disclosures about fair values of financial instruments were only required to be disclosed annually. Since this guidance requires only additional disclosures of fair values of financial instruments in interim financial statements, the adoption did not affect the Company’s financial position or results of operations.
Recently Issued Accounting Standards
In December 2008, the Financial Accounting Standards Board (“FASB”) amended existing guidance for an employer’s disclosures about plan assets of a defined pension or other postretirement plan, which is effective December 31, 2009. This amended guidance requires disclosures about plan assets including how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and significant concentrations of risk within plan assets. Since the amended guidance requires only additional disclosures about the Company’s pension and other postretirement plan assets, the adoption of the guidance will not affect the Company’s financial position or results of operations.
In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets, which is effective January 1, 2010. The amendment eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets and requires enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The Company is currently assessing the impact of adoption on its financial position and results of operations.
Also in June 2009, the FASB amended the existing accounting and disclosure guidance for the consolidation of variable interest entities, which is effective January 1, 2010. The amended guidance requires enhanced disclosures intended to provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The Company is currently assessing the impact of adoption on its financial position and results of operations.

Notes to Consolidated Financial Statements (unaudited)(continued)
In October 2009, the FASB issued new guidance for revenue recognition with multiple deliverables, which is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. This guidance eliminates the residual method under the current guidance and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price shall be used. If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. After adoption, this guidance will also require expanded qualitative and quantitative disclosures. The Company is currently assessing the impact of adoption on its financial position and results of operations.
2.	Merger Agreement with Schering-Plough Corporation
In March 2009, Merck and Schering-Plough Corporation (“Schering-Plough”) announced that their Boards of Directors unanimously approved a definitive merger agreement under which Merck and Schering-Plough will combine in a stock and cash transaction. The transaction is structured as a “reverse merger” in which Schering-Plough, renamed Merck, will continue as the surviving public corporation (“New Merck”). Under the terms of the agreement, each issued and outstanding share of Schering-Plough common stock will be converted into the right to receive a combination of $10.50 in cash and 0.5767 of a share of the common stock of New Merck. Each issued and outstanding share of Merck common stock will automatically be converted into a share of the common stock of New Merck. Based on the closing price of Merck stock on September 30, 2009, the value of the cash and stock consideration to be received by Schering-Plough shareholders is estimated to be $50 billion in the aggregate. The cash portion of the consideration, which is estimated to be approximately $18 billion, will be funded with a combination of existing cash, the sale or redemption of short-term investments and the issuance of debt (see Note 10). Upon completion of the merger, each issued and outstanding share of Schering-Plough 6% Mandatory Convertible Preferred Stock not converted in accordance with the preferred stock designations shall remain outstanding as one share of 6% Mandatory Convertible Preferred Stock of the newly combined company having the rights set forth in the New Merck certificate of incorporation. The transaction, which was approved by Merck and Schering-Plough shareholders, remains subject to the satisfaction of customary closing conditions and regulatory approvals. The transaction is expected to close in the fourth quarter of 2009.
3.	Restructuring
2008 Global Restructuring Program
As previously disclosed, in October 2008, the Company announced a global restructuring program (the “2008 Restructuring Program”) to reduce its cost structure, increase efficiency, and enhance competitiveness. As part of the 2008 Restructuring Program, the Company expects to eliminate approximately 7,200 positions — 6,800 active employees and 400 vacancies — across all areas of the Company worldwide by the end of 2011. About 40% of the total reductions will occur in the United States. As part of the 2008 Restructuring Program, the Company is streamlining management layers by reducing its total number of senior and mid-level executives globally by approximately 25%. As of September 30, 2009, the Company has eliminated approximately 4,310 positions in connection with this program, comprised of employee separations and the elimination of contractors and vacant positions. Merck is rolling out a new, more customer-centric selling model designed to provide Merck with a meaningful competitive advantage and help physicians, patients and payers improve patient outcomes. The Company is now operating its new commercial selling models in the United States and other markets around the world. The Company also will make greater use of outside technology resources, centralize common sales and marketing activities, and consolidate and streamline its operations. Merck’s manufacturing division will further focus its capabilities on core products and outsource non-core manufacturing. Also, Merck is expanding its access to worldwide external science through a basic research global operating strategy, which is designed to provide a sustainable pipeline and is focused on translating basic research productivity into late-stage clinical success. To increase efficiencies, basic research operations will consolidate work in support of a given therapeutic area into one of four locations. This will provide a more efficient use of research facilities. As a result, to date, the Company has sold its basic research facilities in Pomezia, Italy and Tsukuba, Japan and sold or closed the operations conducted at its basic research facility in Seattle. The Company has also sold or closed certain other facilities and sold related assets in connection with the program.

Notes to Consolidated Financial Statements (unaudited)(continued)
In connection with the 2008 Restructuring Program, separation costs under the Company’s existing severance programs worldwide were recorded in the third quarter of 2008 to the extent such costs were probable and estimable. The Company commenced accruing costs related to one-time termination benefits offered to employees under the 2008 Restructuring Program in the fourth quarter of 2008 as that is when the necessary criteria were met. The Company recorded pretax restructuring costs of $117.4 million and $720.0 million in the third quarter of 2009 and 2008, respectively, related to the 2008 Restructuring Program. For the first nine months of 2009, the Company recorded pretax restructuring costs of $484.3 million related to this program. The Company anticipates that total costs for 2009 will be in the range of $400 million to $600 million. The 2008 Restructuring Program is expected to be completed by the end of 2011 with the total pretax costs estimated to be $1.6 billion to $2.0 billion. The Company estimates that two-thirds of the cumulative pretax costs will result in future cash outlays, primarily from employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested.
The 2008 Restructuring Program was put into place prior to the pending merger with Schering-Plough and does not reflect any potential impacts of the merger. The Company anticipates that upon completion of the pending merger with Schering-Plough, the Company will incur material restructuring charges primarily associated with the elimination of positions and rationalization of facilities as the integration process progresses.
2005 Global Restructuring Program
In November 2005, the Company announced a global restructuring program (the “2005 Restructuring Program”) designed to reduce the Company’s cost structure, increase efficiency and enhance competitiveness which was substantially complete at the end of 2008.
For segment reporting, restructuring charges are unallocated expenses.
The following tables summarize the charges related to restructuring activities by type of cost:

	2009
	Three Months Ended September 30				Nine Months Ended September 30
	Separation	Accelerated			Separation	Accelerated
($ in millions)	Costs	Depreciation	Other	Total	Costs	Depreciation	Other		Total

2008 Restructuring Program

Materials and production	$—	$36.0	$(9.2)	$26.8	$—	$104.4	$(8.3)		$96.1
Research and development	—	31.3	16.9	48.2	—	224.9	19.2		244.1
Restructuring costs	(22.6)	—	65.0	42.4	22.3	—	121.8	(1)	144.1

	$(22.6)	$67.3	$72.7	$117.4	$22.3	$329.3	$132.7		$484.3

	2008
	Three Months Ended September 30				Nine Months Ended September 30
	Separation	Accelerated			Separation	Accelerated
($ in millions)	Costs	Depreciation	Other	Total	Costs	Depreciation	Other		Total

2008 Restructuring Program

Materials and production	$—	$3.9	$30.0	$33.9	$—	$3.9	$30.0		$33.9
Research and development	—	31.0	—	31.0	—	31.0	—		31.0
Restructuring costs	631.0	—	24.1	655.1	631.0	—	24.1		655.1

	$631.0	$34.9	$54.1	$720.0	$631.0	$34.9	$54.1		$720.0

2005 Restructuring Program

Materials and production	$—	$23.5	$1.4	$24.9	$—	$54.6	$1.3		$55.9
Research and development	—	—	—	—	—	—	—		—
Restructuring costs	74.1	—	28.3	102.4	251.1	—	23.2	(1)	274.3

	$74.1	$23.5	$29.7	$127.3	$251.1	$54.6	$24.5		$330.2

	$705.1	$58.4	$83.8	$847.3	$882.1	$89.5	$78.6		$1,050.2

(1)	Includes proceeds from the sales of facilities in connection with restructuring actions.

Notes to Consolidated Financial Statements (unaudited)(continued)
Separation costs are associated with actual headcount reductions, as well as those headcount reductions that were probable and could be reasonably estimated. In the third quarter and first nine months of 2009, approximately 585 positions and 2,560 positions, respectively, were eliminated in connection with the 2008 Restructuring Program. In the third quarter and first nine months of 2008, approximately 1,700 positions and 3,200 positions, respectively, were eliminated in connection with the 2005 Restructuring Program. These position eliminations were comprised of actual headcount reductions, and the elimination of contractors and vacant positions. During the third quarter of 2009, certain employees anticipated to be separated as part of planned restructuring actions were instead transferred to the buyer in conjunction with the sale of a facility. Accordingly, the accrual of separation costs associated with these employees was reversed.
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
Other activity of $72.7 million and $83.8 million for the third quarter of 2009 and 2008, respectively, and $132.7 million and $78.6 million for the first nine months of 2009 and 2008, respectively, reflects costs that include curtailment, settlement and termination charges associated with the Company’s pension and other postretirement benefit plans (see Note 14), as well as asset abandonment, shut-down and other related costs. Other activity also reflects pretax losses resulting from sales of facilities and related assets for the three and nine months ended September 30, 2009 of $44.7 million and $49.8 million, respectively, and pretax gains on such sales of $54.4 million for the first nine months of 2008.
The following table summarizes the charges and spending relating to restructuring activities for the nine months ended September 30, 2009:

	Separation	Accelerated
($ in millions)	Costs	Depreciation	Other	Total

2008 Program

Restructuring reserves as of January 1, 2009	$607.7	$—	$—	$607.7
Expense	22.3	329.3	132.7	484.3
(Payments) receipts, net	(292.3)	—	(131.1)	(423.4)
Non-cash activity	—	(329.3)	(1.6)	(330.9)

Restructuring reserves as of September 30, 2009 (1)	$337.7	$—	$—	$337.7

2005 Program

Restructuring reserves as of January 1, 2009	$114.8	$—	$—	$114.8
Expense	—	—	—	—
(Payments) receipts, net	(58.2)	—	—	(58.2)
Non-cash activity	—	—	—	—

Restructuring reserves as of September 30, 2009 (1)	$56.6	$—	$—	$56.6

(1)	The cash outlays associated with the remaining restructuring reserve for the 2008 Restructuring Program are expected to be completed by the end of 2011. The cash outlays associated with the remaining restructuring reserve for the 2005 Restructuring Program are expected to be largely completed by the end of 2009.
4.	Research Collaborations, Acquisitions and License Agreements
In September 2009, Merck announced that it had entered into an exclusive agreement with CSL Biotherapies (“CSL”), a subsidiary of CSL Limited, to market and distribute Afluria, CSL’s seasonal influenza (flu) vaccine, in the United States, for the 2010/2011-2015/2016 flu seasons. Under the terms of the agreement, Merck will assume responsibility for all aspects of commercialization of Afluria in the United States. CSL will supply Afluria to Merck and will retain responsibility for marketing the vaccine outside the United States. Afluria is indicated for the active immunization of persons age 18 years and older against influenza disease caused by influenza virus subtypes A and type B present in the vaccine. This indication is based on immune response elicited by Afluria, and there have been no controlled trials demonstrating a decrease in influenza disease after vaccination with Afluria.
In July 2009, Merck and Portola Pharmaceuticals, Inc. (“Portola”) signed an exclusive global collaboration and license agreement for the development and commercialization of betrixaban (MK-4448), an investigational oral Factor Xa inhibitor anticoagulant currently in Phase II clinical development for the prevention of stroke in patients with atrial fibrillation. In return for an exclusive worldwide license to betrixaban, Merck paid Portola an initial fee of $50 million at closing, which the Company recorded as research and development expense in the third quarter of 2009. Portola is eligible to receive additional cash payments totaling up

Notes to Consolidated Financial Statements (unaudited)(continued)
to $420 million upon achievement of certain development, regulatory and commercialization milestones, as well as double-digit royalties on worldwide sales of betrixaban, if approved. Merck will assume all development and commercialization costs, including the costs of Phase III clinical trials. Portola has retained an option to co-fund Phase III clinical trials in return for additional royalties and to co-promote betrixaban with Merck in the United States. The term of the agreement commenced on the closing date and, unless terminated earlier, will continue until there are no remaining royalty payment obligations in a country, at which time the agreement will expire in its entirety in such country. The agreement may be terminated by either party in the event of a material uncured breach or bankruptcy of a party. The agreement may be terminated by Merck in the event that the parties or Merck decide to cease development of betrixaban for safety or efficacy. In addition, Merck may terminate the agreement at any time upon 180 days prior written notice. Portola may terminate the agreement in the event that Merck challenges any Portola patent covering betrixaban. Upon termination of the agreement, depending upon the circumstances, the parties have varying rights and obligations with respect to the continued development and commercialization of betrixaban and, in the case of termination for cause by Merck, certain royalty obligations.
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

Notes to Consolidated Financial Statements (unaudited)(continued)
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
In March 2009, Merck acquired Insmed Inc.’s (“Insmed”) portfolio of follow-on biologic therapeutic candidates and its commercial manufacturing facilities located in Boulder, Colorado. Under the terms of the agreement, Merck paid Insmed an aggregate of $130 million in cash to acquire all rights to the Boulder facilities and Insmed’s pipeline of follow-on biologic candidates. Insmed’s follow-on biologics portfolio includes two clinical candidates: MK-4214, an investigational recombinant granulocyte-colony stimulating factor (“G-CSF”) that will be evaluated for its ability to prevent infections in patients with cancer receiving chemotherapy, and MK-6302, a pegylated recombinant G-CSF designed to allow for less frequent dosing. The transaction is being accounted for as a business combination; accordingly, the assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date in the Company’s financial statements. The determination of fair value requires management to make significant estimates and assumptions. In connection with the acquisition, the Company allocated substantially all of the purchase price to Insmed’s follow-on biologics portfolio (MK-4214 and MK-6302) and recorded an indefinite-lived intangible asset. The fair value was determined based upon the present value of expected future cash flows of new product candidates resulting from Insmed’s follow-on biologics portfolio adjusted for the probability of their technical and marketing success utilizing an income approach reflecting appropriate risk-adjusted discount rates. The Company will assess the indefinite-lived intangible assets for recoverability at least on an annual basis or as events and circumstances warrant a review. The ongoing activity related to MK-4214 and MK-6302 is not expected to be material to the Company’s research and development expense. The remaining net assets acquired were not material and there were no other milestone or royalty obligations associated with the acquisition. This transaction closed on March 31, 2009, and accordingly, the results of operations of the acquired business have been included in the Company’s results of operations beginning April 1, 2009.
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
As discussed in Note 1, on January 1, 2009, the Company adopted new guidance which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The Company reviewed its third party arrangements to determine if any arrangement is within the scope of this new guidance. Each arrangement is unique in nature and the Company’s most significant arrangement is discussed below.

Notes to Consolidated Financial Statements (unaudited)(continued)
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
On January 1, 2008, the Company adopted new guidance on fair value measurements, which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures of fair value measurements. In February 2008, the FASB deferred the effective date of the new guidance for one year for nonfinancial assets and liabilities recorded at fair value on a nonrecurring basis. The effect of adoption on January 1, 2009 of the new guidance for nonfinancial assets and liabilities recorded at fair value on a nonrecurring basis did not have a material impact on the Company’s financial position and results of operations. There are three levels of inputs that may be used to measure fair value:
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
Level 3 - Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 assets mainly include mortgage-backed and asset-backed securities, as well as certain corporate notes and bonds with limited market activity. At September 30, 2009, $35.7 million, or approximately 3.4%, of the Company’s investment securities were categorized as Level 3 fair value assets (all of which were pledged under certain collateral arrangements (see Note 16)). All of the assets classified as Level 3 at September 30, 2009 were acquired when the Company elected to be redeemed-in-kind from a short-term fixed income fund that restricted cash redemptions as described below.
If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Notes to Consolidated Financial Statements (unaudited)(continued)
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using				Fair Value Measurements Using
	Quoted Prices	Significant			Quoted Prices	Significant
	In Active	Other	Significant		In Active	Other	Significant
	Markets for	Observable	Unobservable		Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs		Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
($ in millions)	September 30, 2009				December 31, 2008

Assets

Investments
Corporate notes and bonds	$—	$348.2	$—	$348.2	$—	$3,093.2	$—	$3,093.2
Municipal securities	—	218.4	—	218.4	—	—	—	—
U.S. government and agency securities	—	188.3	—	188.3	—	2,885.7	—	2,885.7
Asset-backed securities(1)	—	35.9	—	35.9	—	306.7	—	306.7
Mortgage-backed securities (1)	—	—	—	—	—	723.9	—	723.9
Foreign government bonds	—	—	—	—	—	319.4	—	319.4
Commercial paper	—	—	—	—	—	133.0	—	133.0
Equity securities	80.4	29.9	—	110.3	71.1	73.6	—	144.7
Other debt securities	—	2.9	—	2.9	—	2.8	—	2.8

Total investments	$80.4	$823.6	$—	$904.0	$71.1	$7,538.3	$—	$7,609.4

Other assets(2)	—	118.6	35.7	154.3	—	2,877.9	96.6	2,974.5

Derivative assets (3)	—	303.0	—	303.0	—	548.4	—	548.4

Total assets	$80.4	$1,245.2	$35.7	$1,361.3	$71.1	$10,964.6	$96.6	$11,132.3

Liabilities

Derivative liabilities (3)	$—	$175.9	$—	$175.9	$—	$275.0	$—	$275.0

(1)	Mortgage-backed securities represent AAA-rated securities issued or unconditionally guaranteed as to payment of principal and interest by U.S. government agencies. Substantially all of the asset-backed securities are highly-rated (Standard & Poor’s rating of AAA and Moody’s Investors Service rating of Aaa), secured primarily by credit card, auto loan, and home equity receivables, with weighted-average lives of primarily 5 years or less.

(2)	Other assets represent a portion of the pledged collateral discussed in Notes 10 and 16. At September 30, 2009, Level 2 other assets are comprised of $77.1 million in mortgage-backed securities and $41.5 million of asset-backed securities. At December 31, 2008, Level 2 other assets are comprised of $987.4 million of corporate notes and bonds, $792.5 million of municipal securities, $357.3 million of commercial paper, $276.0 million of mortgage-backed securities, $240.1 million of U.S. government and agency securities and $224.6 million of asset-backed securities.

(3)	The fair value determination of derivatives includes an assessment of the credit risk of counterparties to the derivatives and the Company’s own credit risk, the effects of which were not significant.
As of September 30, 2009, the Company had approximately $21.6 billion of cash equivalents which were comprised primarily of money-market funds.
Level 3 Valuation Techniques:
Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. The Company’s Level 3 investment securities at September 30, 2009, primarily include mortgage-backed and asset-backed securities, as well as certain corporate notes and bonds for which there was a decrease in the observability of market pricing for these investments. These securities were valued primarily using pricing models for which management understands the methodologies. These models incorporate transaction details such as contractual terms, maturity, timing and amount of future cash inflows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at September 30, 2009.

Notes to Consolidated Financial Statements (unaudited)(continued)
The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	Available-			Other
	for-sale	Other		debt	Other
($ in millions)	investments	assets	Total	securities	assets	Total

Beginning Balance July 1	$—	$42.1	$42.1	$—	$179.5	$179.5
Net Transfers In to (Out of) Level 3 (1)	—	(1.8)	(1.8)	—	32.6	32.6
Purchases, Sales, Settlements, Net	—	(9.2)	(9.2)	—	(28.3)	(28.3)
Total Realized and Unrealized Gains/(Losses)
Included in:
Earnings (2)	—	(1.0)	(1.0)	—	1.3	1.3
Comprehensive Income	—	5.6	5.6	—	(1.4)	(1.4)

Ending Balance at September 30	$—	$35.7	$35.7	$—	$183.7	$183.7

Losses Recorded in Earnings for Level 3
Assets Still Held at September 30	$—	$(2.5)	$(2.5)	$—	$(0.2)	$(0.2)

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Available-			Other
	for-sale	Other		debt	Other
($ in millions)	investments	assets	Total	securities	assets	Total

Beginning Balance January 1	$—	$96.6	$96.6	$314.5	$958.6	$1,273.1
Net Transfers In to (Out of) Level 3 (1)	26.6	(25.7)	0.9	(314.5)	(712.2)	(1,026.7)
Purchases, Sales, Settlements, Net	(26.9)	(41.7)	(68.6)	—	(52.9)	(52.9)
Total Realized and Unrealized Gains/(Losses)
Included in:
Earnings (2)	0.5	(2.2)	(1.7)	—	(6.9)	(6.9)
Comprehensive Income	(0.2)	8.7	8.5	—	(2.9)	(2.9)

Ending Balance at September 30	$—	$35.7	$35.7	$—	$183.7	$183.7

Losses Recorded in Earnings for Level 3
Assets Still Held at September 30	$—	$(2.5)	$(2.5)	$—	$(7.2)	$(7.2)

(1)	Transfers in and out of Level 3 are deemed to occur at the beginning of the quarter in which the transaction takes place.

(2)	Amounts are recorded in Other (income) expense, net.
On January 1, 2008, the Company had investments in a short-term fixed income fund (the “Fund”). Due to market liquidity conditions, cash redemptions from the Fund were restricted. As a result of this restriction on cash redemptions, the Company did not consider the Fund to be traded in an active market with observable pricing on January 1, 2008 and these amounts were categorized as Level 3. On January 7, 2008, the Company elected to be redeemed-in-kind from the Fund and received its share of the underlying securities of the Fund. As a result, the majority of the underlying securities were transferred out of Level 3 as it was determined these securities had observable markets. On September 30, 2009, $35.7 million of the investment securities associated with the redemption-in-kind were classified in Level 3 as the securities contained at least one significant input which was unobservable. These securities account for the entire balance of the Company’s Level 3 assets at September 30, 2009. During the first quarter of 2009, investments in the aggregate amount of $26.6 million, which were no longer pledged as collateral, were reclassified from Other assets to available-for-sale investments.
Impairments of Investments
As discussed in Note 1, on April 1, 2009, the Company adopted new guidance which changed the other-than-temporary impairment model for debt securities. The impairment model for equity securities was not affected. An impairment exists when the current fair value of an individual security is less than its amortized cost basis. Under the new guidance, an other-than-temporary impairment must be recognized in earnings if the Company has the intent to sell the debt security or if it is more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis. Even if the Company does not expect to sell a debt security, it is required to separate other-than-temporary impairments into two components; credit losses, which are recognized in earnings, and those losses related to other factors, which are recorded in other comprehensive income. In determining if credit losses have occurred, the Company evaluates whether expected cash flows to be received are sufficient to recover the amortized cost basis of the security. Based on the Company’s circumstances in the second and third quarters, substantially all of the Company’s other-than-temporary impairments must be recognized in earnings; therefore, the new guidance did not have a material impact upon adoption or during the period from adoption through September 30, 2009.

Notes to Consolidated Financial Statements (unaudited)(continued)
A summary of the gross unrealized gains and losses on the Company’s available-for-sale investments, including those pledged as collateral, recorded in Accumulated Other Comprehensive Income (“AOCI”) is as follows:

	September 30, 2009				December 31, 2008
	Fair	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized
	Value	Cost	Gains (1)	Losses (1)	Value	Cost	Gains (1)	Losses (1)

Corporate notes and bonds	$350.8	$349.3	$3.2	$(1.7)	$4,124.7	$4,158.4	$31.6	$(65.3)
U.S. government and agency securities	188.3	185.8	2.5	—	3,125.8	3,061.6	67.4	(3.2)
Mortgage-backed securities	98.7	90.0	9.9	(1.2)	1,031.9	1,024.4	12.5	(5.0)
Municipal securities	218.4	211.9	6.5	—	792.5	764.4	28.4	(0.3)
Commercial paper	—	—	—	—	490.3	490.3	—	—
Asset-backed securities	88.0	77.4	10.7	(0.1)	551.7	571.8	0.6	(20.7)
Foreign government bonds	0.4	0.4	—	—	319.4	305.9	13.5	—
Other debt securities	11.9	9.9	2.3	(0.3)	46.7	48.6	1.5	(3.4)
Equity securities	101.8	59.3	43.2	(0.7)	100.9	86.3	17.7	(3.1)

	$1,058.3	$984.0	$78.3	$(4.0)	$10,583.9	$10,511.7	$173.2	$(101.0)

(1)	At September 30, 2009, gross unrealized gains and gross unrealized losses related to amounts pledged as collateral (see Notes 10 and 16) were $21.9 million and $(1.3) million, respectively. At December 31, 2008, gross unrealized gains and gross unrealized losses related to amounts pledged as collateral were $36.1 million and $(30.3) million, respectively.
The amount of gross unrealized losses at September 30, 2009 that were in a continuous loss position for more than 12 months was de minimis. Available-for-sale debt securities included in Short-term investments totaled $402.2 million at September 30, 2009. Of the remaining debt securities, $195.4 million mature within 5 years. There were no debt securities pledged as collateral included in current assets at September 30, 2009. Debt securities pledged as collateral maturing within 5 years totaled $84.2 million.
Financial Instruments not Measured at Fair Value
Some of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, receivables and payables.
The estimated fair value of the Company’s loans payable and long-term debt (including current portion) at September 30, 2009 was $9,467.5 million compared with a carrying value of $9,071.5 million and at December 31, 2008 was $6,294.8 million compared with a carrying value of $6,240.4 million. Fair value was estimated using quoted dealer prices.
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
Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements. The master agreements with several of the Company’s financial institution counterparties also include credit support annexes. These annexes contain provisions that require collateral to be exchanged depending on the value of the derivative assets and liabilities, the Company’s credit rating, and the credit rating of the counterparty. As of September 30, 2009, Cash and cash equivalents includes cash collateral of $4.3 million received from various counterparties with a corresponding offset included in Accrued and other current liabilities. The Company had not advanced any cash collateral to counterparties as of September 30, 2009.

Notes to Consolidated Financial Statements (unaudited) (continued)
7.	Derivative Instruments and Hedging Activities
As discussed in Note 1, on January 1, 2009, the Company adopted new guidance requiring expanded disclosures on (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect the Company’s financial statements.
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
These derivative instruments are designated as cash flow hedges and the fair value of these contracts are recorded as either assets (gain positions) or liabilities (loss positions) in the Consolidated Balance Sheet. Accordingly, the effective portion of the unrealized gains or losses on these contracts are recorded in AOCI and reclassified into Sales when the hedged anticipated revenue is recognized. The hedge relationship is highly effective and hedge ineffectiveness has been de minimis. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.
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
The Company uses forward contracts to hedge the changes in fair value of certain foreign currency denominated available-for-sale securities attributable to fluctuations in foreign currency exchange rates. These derivative contracts are designated and qualify as fair value hedges. Accordingly, changes in the fair value of the hedged securities due to fluctuations in spot rates are recorded in Other (income) expense, net, and offset by the fair value changes in the forward contracts attributable to spot rate fluctuations. Changes in the contracts’ fair value due to spot-forward differences are excluded from the designated hedge relationship and recognized in Other (income) expense, net. These amounts as well as hedge ineffectiveness were not significant. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.
Interest Rate Risk Management
At September 30, 2009, the Company was a party to seven pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes in which the notional amounts match the amount of the hedged fixed-rate notes. There are two swaps maturing in 2011 with notional amounts of $125 million each that effectively convert the Company’s 5.125% fixed-rate notes due 2011 to floating rate instruments. In addition, there are five interest rate swap contracts with notional amounts of $150 million each that effectively convert $750 million of the Company’s $1.0 billion, 4.0% fixed-rate notes due 2015 to floating rate instruments. The interest rate swap contracts are designated hedges of the fair value changes in the notes attributable to changes in the benchmark London Interbank Offered Rate (“LIBOR”) swap rate. The fair value changes in the notes attributable to the benchmark interest rate are recorded in interest expense and offset by the fair value changes in the swap contracts. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.
Presented in the table below is the fair value of derivatives segregated between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments as of September 30, 2009.

		Fair Value of Derivative		U.S. Dollar
($ in millions)	Balance Sheet Caption	Asset	Liability	Notional

Derivatives Designated as Hedging Instruments

Foreign exchange contracts (current)	Accounts receivable	$90.3	$—	$2,687.0
Foreign exchange contracts (non-current)	Other assets	142.3	—	2,534.9
Foreign exchange contracts (current)	Accrued and other current liabilities	—	86.5	1,092.3
Foreign exchange contracts (non-current)	Noncurrent liabilities	—	17.6	188.9
Interest rate swaps (non-current)	Other assets	52.0	—	1,000.0

		$284.6	$104.1	$7,503.1

Derivatives Not Designated as Hedging Instruments

Foreign exchange contracts (current)	Accounts receivable	$18.4	$—	$1,286.0
Foreign exchange contracts (current)	Accrued and other current liabilities	—	71.8	2,372.4

		$18.4	$71.8	$3,658.4

		$303.0	$175.9	$11,161.5

Notes to Consolidated Financial Statements (unaudited) (continued)
The table below provides information on the location and pretax (gain) or loss amounts for derivatives that are: (i) designated in a fair value hedging relationship, (ii) designated in a cash flow hedging relationship, and (iii) not designated in a hedging relationship for the three and nine months ended September 30, 2009.

	Three Months Ended September 30, 2009				Nine Months Ended September 30, 2009
			Amount of	Amount of			Amount of	Amount of
	Amount of	Amount of	Pretax	Pretax	Amount of	Amount of	Pretax	Pretax
	Gain (Loss)	Gain (Loss)	(Gain) Loss	(Gain) Loss	Gain (Loss)	Gain (Loss)	(Gain) Loss	(Gain) Loss
	Recognized in	Recognized in	Reclassified	Recognized	Recognized in	Recognized in	Reclassified	Recognized
	Earnings on	Earnings on	from AOCI	in OCI on	Earnings on	Earnings on	from AOCI	in OCI on
(in millions)	Derivatives (1)	Hedged Item (1)	into Earnings (2)	Derivatives	Derivatives (1)	Hedged Item (1)	into Earnings (2)	Derivatives

Derivatives designated in fair value hedging relationships:
Interest rate swap contracts	$27.1	$(27.1)	$—	$—	$28.1	$(28.1)	$—	$—
Foreign exchange contracts	(3.9)	3.6	—	—	5.2	(9.1)	—	—

	$23.2	$(23.5)	$—	$—	$33.3	$(37.2)	$—	$—

Derivatives designated in cash flow hedging relationships:
Foreign exchange contracts	$—	$—	$7.5	$186.4	$—	$—	$(0.3)	$348.2

Derivatives not designated in a hedging relationship:
Foreign exchange contracts (3)	$(82.9)	$—	$—	$—	$(4.4)	$—	$—	$—

(1) Recognized in Other (income) expense, net.
(2) Recognized in Sales.
(3) These derivative contracts mitigate changes in the value of remeasured foreign currency denominated monetary assets and liabilities attributable to changes in foreign currency exchange rates.
At September 30, 2009, the Company estimates $121.8 million of pretax net unrealized loss on derivatives maturing within the next 12 months that hedge foreign currency denominated sales over that same period will be reclassified from AOCI to Sales.
8.	Inventories
Inventories consisted of:

	September 30,	December 31,
($ in millions)	2009	2008

Finished goods	$513.1	$432.6
Raw materials and work in process	2,384.2	2,147.1
Supplies	94.8	98.6

Total (approximates current cost)	2,992.1	2,678.3
Reduction to LIFO cost for domestic inventories	(49.1)	—

	$2,943.0	$2,678.3

Recognized as:
Inventories	$2,096.3	$2,091.0
Other assets	846.7	587.3

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

Notes to Consolidated Financial Statements (unaudited) (continued)
9.	Joint Ventures and Other Equity Method Affiliates
Equity income from affiliates reflects the performance of the Company’s joint ventures and other equity method affiliates and was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2009	2008	2009	2008

Merck/Schering-Plough	$391.3	$400.2	$1,044.5	$1,158.2
AstraZeneca LP	191.4	139.1	482.6	331.6
Other (1)	105.5	126.3	334.1	350.9

	$688.2	$665.6	$1,861.2	$1,840.7

(1) Primarily reflects results from Sanofi Pasteur MSD, Johnson & Johnson°Merck Consumer Pharmaceuticals Company and Merial Limited (until disposition on September 17, 2009).
Merck/Schering-Plough
In 2000, the Company and Schering-Plough (collectively the “Partners”) entered into agreements to create an equally-owned partnership to develop and market in the United States new prescription medicines in the cholesterol-management therapeutic area. These agreements generally provide for equal sharing of development costs and for co-promotion of approved products by each company. In 2001, the cholesterol-management partnership agreements were expanded to include all the countries of the world, excluding Japan. In 2002, ezetimibe, the first in a new class of cholesterol-lowering agents, was launched in the United States as Zetia (marketed as Ezetrol outside the United States). In 2004, a combination product containing the active ingredients of both Zetia and Zocor was approved in the United States as Vytorin (marketed as Inegy outside of the United States).
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
Summarized financial information for the MSP Partnership is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2009	2008	2009	2008

Sales	$1,028.6	$1,101.5	$3,007.3	$3,486.9

Vytorin	514.1	567.2	1,500.0	1,810.5
Zetia	514.5	534.3	1,507.3	1,676.4

Materials and production costs	42.6	41.0	127.7	144.6
Other expense, net	239.6	283.5	764.1	929.6

Income before taxes	$746.4	$777.0	$2,115.5	$2,412.7

Merck’s share of income before taxes (1)	$389.5	$383.9	$1,051.9	$1,124.9

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
Summarized financial information for AZLP is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2009	2008	2009	2008

Sales	$1,484.7	$1,306.2	$4,293.6	$3,983.0
Materials and production costs	673.2	690.2	2,023.9	2,016.6
Other expense, net	254.5	335.0	872.8	1,072.7

Income before taxes (1)	$557.0	$281.0	$1,396.9	$893.7

(1) Merck’s partnership returns from AZLP are generally contractually determined and are not based on a percentage of income from AZLP, other than with respect to the 1% limited partnership interest discussed above.
Merial Limited
In 1997, Merck and Rhône-Poulenc S.A. (now sanofi-aventis) combined their animal health businesses to form Merial Limited (“Merial”), a fully integrated animal health company, which was a stand-alone joint venture, 50% owned by each party. Merial provides a comprehensive range of pharmaceuticals and vaccines to enhance the health, well-being and performance of a wide range of animal species.
On September 17, 2009, Merck sold its 50% interest in Merial to sanofi-aventis for $4 billion in cash, subject to adjustment in certain circumstances. The sale resulted in the recognition of a $2.76 billion pretax gain reflected in Other income (expense), net in the third quarter of 2009.
Also, in connection with the sale of Merial, Merck, sanofi-aventis and Schering-Plough signed a call option agreement. Under the terms of the call option agreement, following the closing of the Merck/Schering-Plough merger, sanofi-aventis would have an

Notes to Consolidated Financial Statements (unaudited) (continued)
option to require New Merck to combine Schering-Plough’s Intervet/Schering-Plough Animal Health business with Merial to form an animal health joint venture that would be owned equally by New Merck and sanofi-aventis. As part of the call option agreement, the value of Merial has been fixed at $8 billion. The minimum total value received by New Merck and its affiliates for contributing Intervet/Schering-Plough to the combined entity would be $9.25 billion (subject to customary transaction adjustments), consisting of a floor valuation of Intervet/Schering-Plough which is fixed at a minimum of $8.5 billion (subject to potential upward revision based on a valuation exercise by the two parties) and an additional payment by sanofi-aventis of $750 million. Based on the valuation exercise of Intervet/Schering-Plough and the customary transaction adjustments, if Merial and Intervet/Schering-Plough are combined, a payment may be required to be paid by either party to make the joint venture equally owned by New Merck and sanofi-aventis. This payment would true-up the value of the contributions such that they are equal. Any formation of a new animal health joint venture with sanofi-aventis is subject to customary closing conditions including antitrust review in the United States and Europe. Prior to the closing of the merger between Merck and Schering-Plough, the agreements provide Merck with certain rights to terminate the call option for a fee of $400 million. The termination fee would be a reduction in the price paid by sanofi-aventis for Merial. The recognition of the termination fee has been deferred until the conditions that could trigger its payment lapse which is expected in the fourth quarter of 2009.
Summarized financial information for Merial is as follows:

	Period from	Three	Period from	Nine
	July 1	Months	January 1	Months
	through	Ended	through	Ended
	September 17,	September 30,	September 17,	September 30,
($ in millions)	2009	2008	2009	2008

Sales	$514.2	$652.0	$1,849.5	$2,117.7
Materials and production costs	162.2	193.1	522.3	608.8
Other expense, net	188.2	313.1	679.2	853.9

Income before taxes	$163.8	$145.8	$648.0	$655.0

10.	Debt and Financial Instruments
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
In connection with the planned merger with Schering-Plough (see Note 2), on March 8, 2009, Merck entered into a financing commitment letter with JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. (collectively “JPMorgan”), under which JPMorgan committed to provide $7 billion of financing. On May 6, 2009, Merck entered into a $3 billion 364-day senior unsecured interim term loan facility (the “bridge loan facility”); a $3 billion 364-day asset sale revolving credit facility (the “asset sale facility”); and a $1 billion 364-day corporate revolving credit facility (the “incremental facility”). In addition, in April 2009, Merck amended its existing $1.5 billion five-year revolving credit facility maturing in 2013 which will allow this existing facility to remain in place after the merger. In connection with the above $4.25 billion offering, the bridge loan facility was terminated and the commitment of the lenders under the 364-day asset sale facility was reduced. Upon completion of the sale of Merial to sanofi-aventis (see Note 9), the asset sale facility was terminated. The incremental facility will be used to fund, or backstop commercial paper used to fund, the merger and for other general corporate purposes. The funding of the incremental facility and the effectiveness of the amendment to Merck’s existing credit facility is subject to the consummation of the proposed Schering-Plough merger. Merck has incurred commitment fees of approximately $120 million associated with these facilities which are being amortized over the commitment period. The Company may incur up to an additional approximately $40 million in commitment fees.
The commitment under the incremental facility described above and the ability to draw under that facility or render the amendment of Merck’s existing revolving credit facility effective expire on a “drop-dead date” of December 8, 2009. However, this drop-dead date will be automatically extended to March 8, 2010, if the drop-dead date under the Schering-Plough merger agreement is extended to March 8, 2010.
In August 2008, the Company executed a $4.1 billion letter of credit agreement with a financial institution which satisfied certain conditions set forth in the U.S. Vioxx Settlement Agreement (see Note 11). The Company pledged collateral to the financial institution of approximately $5.1 billion pursuant to the terms of the letter of credit agreement. Although the amount of assets

Notes to Consolidated Financial Statements (unaudited) (continued)
pledged as collateral was set by the letter of credit agreement and such assets were held in custody by a third party, the assets were managed by the Company. The Company considered the assets pledged under the letter of credit agreement to be restricted. The letter of credit amount and required collateral balances declined as payments (after the first $750 million) under the Settlement Agreement were made. As of December 31, 2008, $3.8 billion was recorded within Deferred income taxes and other current assets and $1.3 billion was classified as Other assets. As of September 30, 2009, the Company had made all payments into the Vioxx settlement funds pursuant to the Settlement Agreement. Accordingly, the letter of credit agreement was terminated and the collateral was released.
11.	Contingencies
The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including product liability, intellectual property, and commercial litigation, as well as additional matters such as antitrust actions.
Vioxx Litigation
Product Liability Lawsuits
As previously disclosed, individual and putative class actions have been filed against the Company in state and federal courts alleging personal injury and/or economic loss with respect to the purchase or use of Vioxx. All such actions filed in federal court are coordinated in a multidistrict litigation in the U.S. District Court for the Eastern District of Louisiana (the “MDL”) before District Judge Eldon E. Fallon. A number of such actions filed in state court are coordinated in separate coordinated proceedings in state courts in New Jersey, California and Texas, and the counties of Philadelphia, Pennsylvania and Washoe and Clark Counties, Nevada. As of September 30, 2009, the Company had been served or was aware that it had been named as a defendant in approximately 10,000 lawsuits, which include approximately 22,950 plaintiff groups, alleging personal injuries resulting from the use of Vioxx, and in approximately 53 putative class actions alleging personal injuries and/or economic loss. (All of the actions discussed in this paragraph and in “Other Lawsuits” below are collectively referred to as the “Vioxx Product Liability Lawsuits.”) Of these lawsuits, approximately 8,025 lawsuits representing approximately 18,525 plaintiff groups are or are slated to be in the federal MDL and approximately 135 lawsuits representing approximately 135 plaintiff groups are included in a coordinated proceeding in New Jersey Superior Court before Judge Carol E. Higbee.
Of the plaintiff groups described above, most are currently in the Vioxx Settlement Program, described below. As of September 30, 2009, approximately 60 plaintiff groups who were otherwise eligible for the Settlement Program have not participated and their claims remain pending against Merck. In addition, the claims of approximately 250 plaintiff groups who are not eligible for the Settlement Program remain pending against Merck. A number of these 250 plaintiff groups are subject to various motions to dismiss for failure to comply with court-ordered deadlines.
In addition to the Vioxx Product Liability Lawsuits discussed above, the claims of over 31,700 plaintiffs had been dismissed as of September 30, 2009. Of these, there have been over 10,000 plaintiffs whose claims were dismissed with prejudice (i.e., they cannot be brought again) either by plaintiffs themselves or by the courts. Over 21,700 additional plaintiffs have had their claims dismissed without prejudice (i.e., subject to the applicable statute of limitations, they can be brought again). Of these, approximately 13,750 plaintiff groups represent plaintiffs who had lawsuits pending in the New Jersey Superior Court at the time of the Settlement Agreement described below and who enrolled in the program established by the Settlement Agreement (the “Settlement Program”). Judge Higbee has dismissed these cases without prejudice for administrative reasons.
On November 9, 2007, Merck announced that it had entered into an agreement (the “Settlement Agreement”) with the law firms that comprise the executive committee of the Plaintiffs’ Steering Committee (“PSC”) of the federal Vioxx MDL, as well as representatives of plaintiffs’ counsel in the Texas, New Jersey and California state coordinated proceedings, to resolve state and federal myocardial infarction (“MI”) and ischemic stroke (“IS”) claims filed as of that date in the United States. The Settlement Agreement, which also applies to tolled claims, was signed by the parties after several meetings with three of the four judges overseeing the coordination of more than 95% of the U.S. Vioxx Product Liability Lawsuits. The Settlement Agreement applies only to U.S. legal residents and those who allege that their MI or IS occurred in the United States. The Settlement Agreement provided for Merck to pay a fixed aggregate amount of $4.85 billion into two funds ($4.0 billion for MI claims and $850 million for IS claims).
Interim payments have been made to certain plaintiffs who qualified for those payments. It is expected that the full $4.85 billion will be distributed before the end of the first half of 2010. Merck has completed making payments into the settlement funds.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
The first, McDarby, was originally tried along with a second plaintiff, Cona, in April 2006, in the Superior Court of New Jersey, Law Division, Atlantic County. The jury returned a split verdict. The jury determined that Vioxx did not substantially contribute to the heart attack of Mr. Cona, but did substantially contribute to the heart attack of Mr. McDarby. The jury also concluded that, in each case, Merck violated New Jersey’s consumer fraud statute. The jury awarded $4.5 million in compensatory damages to Mr. McDarby and his wife, who also was a plaintiff in that case, as well as punitive damages of $9 million. Judge Higbee awarded approximately $4 million in the aggregate in attorneys’ fees and costs. The Company appealed the judgments in both cases and the Appellate Division held oral argument on both cases on January 16, 2008. The Court upheld the McDarby compensatory award, but reversed all other awards. The Company filed with the Supreme Court of New Jersey a petition to appeal those parts of the trial court’s rulings that the Appellate Division affirmed. Plaintiffs filed a cross-petition to appeal those parts of the trial court’s rulings that the Appellate Division reversed. In October 2008, the Supreme Court of New Jersey granted Merck’s petition for certification of appeal, limited solely to the issue of whether the Federal Food, Drug and Cosmetic Act preempts state law tort claims predicated on the alleged inadequacy of warnings contained in Vioxx labeling that was approved by the FDA. Subsequently, the New Jersey Supreme Court dismissed the Company’s appeal in light of the U.S. Supreme Court’s decision in Wyeth v. Levine. The parties have tentatively resolved this matter which resulted in the Company establishing an immaterial reserve in the third quarter of 2009.
As previously reported, in September 2006, Merck filed a notice of appeal of the August 2005 jury verdict in favor of the plaintiff in the Texas state court case, Ernst v. Merck. On May 29, 2008, the Texas Court of Appeals reversed the trial court’s judgment and issued a judgment in favor of Merck. The Court of Appeals found the evidence to be legally insufficient on the issue of causation. Plaintiff filed a motion for rehearing en banc in the Court of Appeals. On June 4, 2009, in response to plaintiff’s motion for rehearing, the Court of Appeals issued a new opinion reversing the jury’s verdict and judgment is still rendered for Merck. On September 8, 2009, plaintiff filed a second motion for rehearing en banc.
As previously reported, in April 2006, in Garza v. Merck, a jury in state court in Rio Grande City, Texas returned a verdict in favor of the family of decedent Leonel Garza. The jury awarded a total of $7 million in compensatory damages to Mr. Garza’s widow and three sons. The jury also purported to award $25 million in punitive damages even though under Texas law, in this case, potential punitive damages were capped at $750,000. In May 2008, the San Antonio Court of Appeals reversed the judgment and rendered a judgment in favor of Merck. In December 2008, the Court of Appeals, on rehearing, vacated its prior ruling and issued a replacement. In the new ruling, the Court ordered a take-nothing judgment for Merck on the design defect claim, but reversed and remanded for a new trial as to the strict liability claim because of juror misconduct. In January 2009, Merck filed a petition for review with the Texas Supreme Court. The Texas Supreme Court has granted Merck’s petition for review and scheduled oral argument for January 20, 2010.
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
Approximately 190 claims by individual private third-party payors are currently pending in the New Jersey court and in federal court in the MDL. On September 15, 2009, Merck announced it had finalized a settlement agreement, which it had previously disclosed, to resolve all pending lawsuits in which U.S.-based private third-party payors (“TPPs”) sought reimbursement for covering Vioxx purchased by their plan members. Certain other claimants participated in the resolution as well. The agreement provides that Merck does not admit wrongdoing or fault. Under the settlement agreement, Merck will pay a fixed total of $80 million. This amount includes a settlement fund that will be divided among the TPPs (insurers, employee benefit plans and union welfare funds) participating in the resolution in accordance with a formula that is based on product volume and a provision for potential payment of attorneys’ fees. In return, the settling TPPs will dismiss their lawsuits and release their claims against the Company. The Company recorded a charge of $80 million in the second quarter of 2009 related to the settlement.
Separately, there are also still pending in various U.S. courts putative class actions purportedly brought on behalf of individual purchasers or users of Vioxx and seeking reimbursement of alleged economic loss.
The New Jersey Superior Court heard argument on plaintiffs’ motion for class certification in Martin-Kleinman v. Merck, a putative consumer class action, on December 5, 2008. On March 17, 2009, the Court denied the motion for class certification. Plaintiffs moved for reconsideration of that ruling on May 1, 2009 and Merck filed an opposition on June 3, 2009. The Court denied the motion on August 13, 2009. Plaintiffs moved for leave to appeal the decision to the New Jersey Superior Court, Appellate Division, on September 2, 2009. Merck submitted its opposition to that motion on September 21, 2009. On September 29, 2009, the Appellate Division denied plaintiffs’ motion.

Notes to Consolidated Financial Statements (unaudited) (continued)
On June 12, 2008, a Missouri state court certified a class of Missouri plaintiffs seeking reimbursement for out-of-pocket costs relating to Vioxx. The plaintiffs do not allege any personal injuries from taking Vioxx. The Missouri Court of Appeals affirmed the trial court’s certification of a class on May 12, 2009, and the Missouri Supreme Court denied Merck’s application for review of that decision on September 1, 2009. Trial has been set for April 11, 2011. In addition, in Indiana, plaintiffs have filed a motion to certify a class of Indiana Vioxx purchasers in a case pending before the Circuit Court of Marion County, Indiana; Merck is preparing its opposition. Briefing is complete on plaintiffs’ motion to certify a class of Kentucky Vioxx purchasers before the Circuit Court of Pike County, Kentucky. The court will hear oral argument in November 2009. A judge in Cook County, Illinois has consolidated three putative class actions brought by Vioxx purchasers. Class certification has not yet been briefed in the consolidation action.
Plaintiffs also filed a class action in California state court seeking certification of a class of California third-party payors and end-users. The court denied the motion for class certification on April 30, 2009. Plaintiffs have appealed that decision to the California Court of Appeal. Plaintiffs submitted their brief on August 24, 2009. Merck filed a response on October 5, 2009, and plaintiffs’ reply is due November 2, 2009. The Court of Appeal will hear argument on November 25, 2009.
The Company has also been named as a defendant in twenty-one separate lawsuits brought by government entities, including the Attorneys General of thirteen states, five counties, the City of New York, and private citizens (who have brought qui tam and taxpayer derivative suits). These actions allege that the Company misrepresented the safety of Vioxx and seek: (i) recovery of the cost of Vioxx purchased or reimbursed by the state and its agencies; (ii) reimbursement of all sums paid by the state and its agencies for medical services for the treatment of persons injured by Vioxx; (iii) damages under various common law theories; and/or (iv) remedies under various state statutory theories, including state consumer fraud and/or fair business practices or Medicaid fraud statutes, including civil penalties. One of the lawsuits brought by the counties is a class action filed by Santa Clara County, California on behalf of all similarly situated California counties.
With the exception of a case filed by the Texas Attorney General (which remains in Texas state court and is currently scheduled for trial in February 2010) and a case filed by the Michigan Attorney General (which was remanded to state court in January 2009), all of the actions described in the above paragraph have been transferred to the federal MDL proceeding. Those actions are in the discovery phase. In the Michigan case, Merck is currently seeking appellate review of the trial court’s order denying Merck’s motion to dismiss. The trial court has entered a stay of proceedings (including discovery) pending the result of that appeal. In the MDL proceeding, the parties and the court have agreed that the Louisiana Attorney General case will be the first governmental entity case to be tried. The Louisiana Attorney General submitted an amended complaint on May 12, 2009, and Merck filed a motion to dismiss the amended complaint on June 10, 2009. Judge Fallon held a hearing on that motion on July 28, 2009 and it remains pending. Trial is scheduled for April 12, 2010.
Shareholder Lawsuits
As previously disclosed, in addition to the Vioxx Product Liability Lawsuits, the Company and various current and former officers and directors are defendants in various putative class actions and individual lawsuits under the federal securities laws and state securities laws (the “Vioxx Securities Lawsuits”). All of the Vioxx Securities Lawsuits pending in federal court have been transferred by the Judicial Panel on Multidistrict Litigation (the “JPML”) to the United States District Court for the District of New Jersey before District Judge Stanley R. Chesler for inclusion in a nationwide MDL (the “Shareholder MDL”). Judge Chesler has consolidated the Vioxx Securities Lawsuits for all purposes. The putative class action, which requested damages on behalf of purchasers of Company stock between May 21, 1999 and October 29, 2004, alleged that the defendants made false and misleading statements regarding Vioxx in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and sought unspecified compensatory damages and the costs of suit, including attorneys’ fees. The complaint also asserted claims under Section 20A of the Securities and Exchange Act against certain defendants relating to their sales of Merck stock and under Sections 11, 12 and 15 of the Securities Act of 1933 against certain defendants based on statements in a registration statement and certain prospectuses filed in connection with the Merck Stock Investment Plan, a dividend reinvestment plan. On April 12, 2007, Judge Chesler granted defendants’ motion to dismiss the complaint with prejudice. Plaintiffs appealed Judge Chesler’s decision to the United States Court of Appeals for the Third Circuit. On September 9, 2008, the Third Circuit issued an opinion reversing Judge Chesler’s order and remanding the case to the District Court. Merck filed a petition for a writ of certiorari with the United States Supreme Court on January 15, 2009, which the Supreme Court granted on May 26, 2009. Merck filed its opening brief on the merits on August 10, 2009. Plaintiffs filed their brief on October 19, 2009. While Merck’s petition for certiorari was pending, the case was remanded to the District Court, plaintiffs filed their Consolidated and Fifth Amended Class Action Complaint, and Merck filed a motion to dismiss that complaint on May 1, 2009. The parties have stipulated to stay the District Court proceedings pending the outcome of the Supreme Court appeal. Merck’s motion to dismiss in the District Court has been withdrawn without prejudice to Merck’s right to re-file pending the outcome of the Supreme Court appeal.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
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
As previously disclosed, on October 29, 2004, two individual shareholders made a demand on the Company’s Board to take legal action against Mr. Raymond Gilmartin, former Chairman, President and Chief Executive Officer, and other individuals for allegedly causing damage to the Company with respect to the allegedly improper marketing of Vioxx. In December 2004, the Special Committee of the Board of Directors retained the Honorable John S. Martin, Jr. of Debevoise & Plimpton LLP to conduct an independent investigation of, among other things, the allegations set forth in the demand. Judge Martin’s report was made public in September 2006. Based on the Special Committee’s recommendation made after careful consideration of the Martin report and the impact that derivative litigation would have on the Company, the Board rejected the demand. On October 11, 2007, the shareholders filed a lawsuit in state court in Atlantic County, New Jersey against current and former executives and directors of the Company alleging that the Board’s rejection of their demand was unreasonable and improper, and that the defendants breached various duties to the Company in allowing Vioxx to be marketed. The current and former executive and director defendants filed motions to dismiss the complaint in June 2008. On October 30, 2008, proceedings in the case were stayed through March 1, 2009. On November 21, 2008, the pending motions to dismiss were denied without prejudice in light of the stay. Defendants renewed their motions to dismiss on June 3, 2009. The motions have been fully briefed and are currently pending before the Court. Trial has been set for April 5, 2010, and discovery in this litigation is ongoing.
International Lawsuits
As previously disclosed, in addition to the lawsuits discussed above, the Company has been named as a defendant in litigation relating to Vioxx in various countries (collectively, the “Vioxx Foreign Lawsuits”) in Europe, as well as Canada, Brazil, Argentina, Australia, Turkey, Israel, The Philippines and Singapore.
In November 2006, the Superior Court in Quebec authorized the institution of a class action on behalf of all individuals who, in Quebec, consumed Vioxx and suffered damages arising out of its ingestion. On May 7, 2009, the plaintiffs served an introductory motion for a class action based upon that authorization, and the case remains in preliminary stages of litigation. On May 30, 2008, the provincial court of Queen’s Bench in Saskatchewan, Canada entered an order certifying a class of Vioxx users in Canada, except those in Quebec. The class includes individual purchasers who allege inducement to purchase by unfair marketing practices; individuals who allege Vioxx was not of acceptable quality, defective or not fit for the purpose of managing pain associated with approved indications; or ingestors who claim Vioxx caused or exacerbated a cardiovascular or gastrointestinal condition. The Company appealed the certification order and on March 30, 2009, the Court of Appeal granted the

Notes to Consolidated Financial Statements (unaudited) (continued)
Company’s appeal and quashed the certification order. On May 29, 2009, plaintiffs sought leave to appeal the judgment of the Saskatchewan Court of Appeal to the Supreme Court of Canada. On October 22, 2009, the Supreme Court of Canada dismissed plaintiffs’ application and decided not to review the judgment of the Saskatchewan Court of Appeal. On July 28, 2008, the Superior Court in Ontario denied the Company’s motion to stay class proceedings in Ontario, which had been based on the earlier certification order entered in Saskatchewan, and decided to certify an overlapping class of Vioxx users in Canada, except those in Quebec and Saskatchewan, who allege negligence and an entitlement to elect to waive the tort. On February 13, 2009, the Ontario Divisional Court declined to set aside the order denying the stay. The Ontario Court of Appeal denied leave to appeal on May 15, 2009, and on June 23, 2009, Merck sought leave to appeal from that decision to the Supreme Court of Canada, and requested that the Saskatchewan and Ontario applications for leave to appeal to the Supreme Court be heard together. On October 22, 2009, the Supreme Court of Canada dismissed Merck’s application and decided not to review the judgment of the Ontario Court of Appeal. After the Court of Appeal for Saskatchewan quashed the multi-jurisdictional certification order entered in that province, Merck also applied to the Ontario Court of Appeal for leave to appeal from the Ontario certification order. Leave to appeal was granted, the appeal was filed on May 20, 2009 and the appeal from the Ontario certification order is pending. Merck also sought leave to appeal to the Divisional Court, argued that motion on August 14, 2009, and the court reserved decision.
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
Investigations
As previously disclosed, the Company has received subpoenas from the U.S. Department of Justice (the “DOJ”) requesting information related to the Company’s research, marketing and selling activities with respect to Vioxx in a federal health care investigation under criminal statutes. This investigation includes subpoenas for witnesses to appear before a grand jury. As previously disclosed, in March 2009, Merck received a letter from the U.S. Attorney’s Office for the District of Massachusetts identifying it as a target of the grand jury investigation regarding Vioxx. Further, as previously disclosed, investigations are being conducted by local authorities in certain cities in Europe in order to determine whether any criminal charges should be brought concerning Vioxx. The Company is cooperating with these governmental entities in their respective investigations (the “Vioxx Investigations”). The Company cannot predict the outcome of these inquiries; however, they could result in potential civil and/or criminal dispositions.
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
There are no U.S. Vioxx Product Liability Lawsuit trials scheduled in 2009, although several are currently scheduled for trial in 2010. The Company cannot predict the timing of any other trials related to the Vioxx Litigation. The Company believes that it has meritorious defenses to the Vioxx Product Liability Lawsuits, Vioxx Shareholder Lawsuits and Vioxx Foreign Lawsuits (collectively the “Vioxx Lawsuits”) and will vigorously defend against them. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek indeterminate damages, the Company is

Notes to Consolidated Financial Statements (unaudited) (continued)
unable to predict the outcome of these matters, and at this time cannot reasonably estimate the possible loss or range of loss with respect to the Vioxx Lawsuits not included in the Settlement Program. The Company has not established any reserves for any potential liability relating to the Vioxx Lawsuits not included in the Settlement Program, other than the $80 million separately reserved for the settlement of the U.S. Vioxx third-party payor litigation and the McDarby matter as noted above, or the Vioxx Investigations. Unfavorable outcomes in the Vioxx Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.
Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. As of December 31, 2008, the Company had an aggregate reserve of approximately $4.379 billion (the “Vioxx Reserve”) for the Settlement Program and the Company’s future legal defense costs related to the Vioxx Litigation.
During the first nine months of 2009, the Company spent approximately $190 million in the aggregate in legal defense costs worldwide, including $65 million in the third quarter of 2009, related to (i) the Vioxx Product Liability Lawsuits, (ii) the Vioxx Shareholder Lawsuits, (iii) the Vioxx Foreign Lawsuits, and (iv) the Vioxx Investigations (collectively, the “Vioxx Litigation”). In addition, during the first nine months of 2009, the Company paid an additional $4.1 billion into the settlement funds in connection with the Settlement Program, of which $2.7 billion was paid in the third quarter of 2009. Also, in the third quarter of 2009, the Company recorded a $40 million charge solely for its future legal defense costs for the Vioxx Litigation. Consequently, as of September 30, 2009, the aggregate amount of the Vioxx Reserve was approximately $129 million, which is solely for its future legal defense costs for the Vioxx Litigation. Some of the significant factors considered in the review of the Vioxx Reserve were as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of the Vioxx Litigation, including the Settlement Agreement and the expectation that certain lawsuits will continue to be pending; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the Vioxx Litigation. The amount of the Vioxx Reserve as of September 30, 2009 allocated solely to defense costs represents the Company’s best estimate of the minimum amount of defense costs to be incurred in connection with the remaining aspects of the Vioxx Litigation; however, events such as additional trials in the Vioxx Litigation and other events that could arise in the course of the Vioxx Litigation could affect the ultimate amount of defense costs to be incurred by the Company.
The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the Vioxx Reserve at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.
Other Product Liability Litigation
As previously disclosed, the Company is a defendant in product liability lawsuits in the United States involving Fosamax (the “Fosamax Litigation”). As of September 30, 2009, approximately 953 cases, which include approximately 1,334 plaintiff groups, had been filed and were pending against Merck in either federal or state court, including one case which seeks class action certification, as well as damages and/or medical monitoring. In these actions, plaintiffs allege, among other things, that they have suffered osteonecrosis of the jaw, generally subsequent to invasive dental procedures, such as tooth extraction or dental implants and/or delayed healing, in association with the use of Fosamax. On August 16, 2006, the JPML ordered that the Fosamax product liability cases pending in federal courts nationwide should be transferred and consolidated into one multidistrict litigation (the “Fosamax MDL”) for coordinated pre-trial proceedings. The Fosamax MDL has been transferred to Judge John Keenan in the United States District Court for the Southern District of New York. As a result of the JPML order, approximately 764 of the cases are before Judge Keenan. Judge Keenan has issued a Case Management Order (and various amendments thereto) setting forth a schedule governing the proceedings which focused primarily upon resolving the class action certification motions in 2007 and completing fact discovery in an initial group of 25 cases by October 1, 2008. Briefing and argument on plaintiffs’ motions for certification of medical monitoring classes were completed in 2007 and Judge Keenan issued an order denying the motions on January 3, 2008. On January 28, 2008, Judge Keenan issued a further order dismissing with prejudice all class claims asserted in the first four class action lawsuits filed against Merck that sought personal injury damages and/or medical monitoring relief on a class wide basis. Daubert motions were filed in May 2009 and Judge Keenan conducted a Daubert hearing in July 2009. On July 27, 2009, Judge Keenan issued his ruling on the parties’ respective Daubert motions. The ruling denied the Plaintiff Steering Committee’s motion and granted in part, and denied in part, Merck’s motion. The first MDL trial — Boles v. Merck — began on August 11, 2009 and ended on September 2, 2009. On September 11, 2009, the MDL court declared a mistrial in Boles because the eight person jury could not reach a unanimous verdict and, consequently, Boles may be retried in the future. The second MDL trial is currently scheduled to start on January 5, 2010 and the third MDL trial is currently scheduled to start on April 19, 2010. A trial in Alabama is currently scheduled to begin on March 8, 2010 and a trial in Florida is currently scheduled to begin on June 21, 2010.
In addition, in July 2008, an application was made by the Atlantic County Superior Court of New Jersey requesting that all of the Fosamax cases pending in New Jersey be considered for mass tort designation and centralized management before one judge in New Jersey. On October 6, 2008, the New Jersey Supreme Court ordered that all pending and future actions filed in New Jersey arising out of the use of Fosamax and seeking damages for existing dental and jaw-related injuries, including osteonecrosis of the jaw, but not solely seeking medical monitoring, be designated as a mass tort for centralized management purposes before Judge

Notes to Consolidated Financial Statements (unaudited) (continued)
Higbee in Atlantic County Superior Court. As of September 30, 2009, approximately 176 cases were pending against Merck in the New Jersey coordinated proceeding. On July 20, 2009, Judge Higbee entered a Case Management Order (and various amendments thereto) setting forth a schedule that contemplates completing fact discovery in an initial group of 10 cases by January 15, 2010, followed by expert discovery in five of those cases, and a projected trial date of May 2010 for the first case to be tried in the New Jersey coordinated proceeding.
Discovery is ongoing in both the Fosamax MDL litigation, the New Jersey coordinated proceeding, and the remaining jurisdictions where Fosamax cases are pending. The Company intends to defend against these lawsuits.
As of June 30, 2009, the Company had a remaining reserve of approximately $42 million solely for its future legal defense costs for the Fosamax Litigation. During the third quarter of 2009, the Company spent approximately $9 million. In addition, in the third quarter, the Company added $15 million to its reserve. Consequently, as of September 30, 2009, the Company had a reserve of approximately $48 million solely for its future legal defense costs for the Fosamax Litigation. Some of the significant factors considered in the establishment of the reserve for the Fosamax Litigation legal defense costs were as follows: the actual costs incurred by the Company thus far; the development of the Company’s legal defense strategy and structure in light of the creation of the Fosamax MDL; the number of cases being brought against the Company; and the anticipated timing, progression, and related costs of pre-trial activities in the Fosamax Litigation. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves. Due to the uncertain nature of litigation, the Company is unable to reasonably estimate its costs beyond the second quarter of 2010. The Company has not established any reserves for any potential liability relating to the Fosamax Litigation. Unfavorable outcomes in the Fosamax Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.
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
In addition, the Company has become aware of or been served with approximately 145 civil class action lawsuits alleging common law and state consumer fraud claims in connection with the MSP Partnership’s sale and promotion of Vytorin and Zetia. Certain of those lawsuits allege personal injuries and/or seek medical monitoring. These actions, which have been filed in or transferred to federal court, are coordinated in a multidistrict litigation in the U.S. District Court for the District Court of New Jersey before District Judge Dennis M. Cavanaugh. One similar lawsuit is pending in Pennsylvania state court. On August 5, 2009, the Company announced that it, together with Schering-Plough and the companies’ cholesterol joint venture, entered into agreements to resolve, for a total fixed amount of $41.5 million, these civil class action lawsuits. The MSP Partnership recorded these charges in the second quarter of 2009. On September 17, 2009, Judge Cavanaugh issued an order granting preliminary approval of that portion of the agreements that are subject to court approval, establishing a schedule for provision of notice of the settlement agreements to class members, and scheduling a hearing on February 8, 2010 at which the court will consider final approval of the settlements.
Also, as previously disclosed, on April 3, 2008, a Merck shareholder filed a putative class action lawsuit in federal court in the Eastern District of Pennsylvania alleging that Merck and its Chairman, President and Chief Executive Officer, Richard T. Clark, violated the federal securities laws. This suit has since been withdrawn and re-filed in the District of New Jersey and has been consolidated with another federal securities lawsuit under the caption In re Merck & Co., Inc. Vytorin Securities Litigation. An amended consolidated complaint was filed on October 6, 2008, and names as defendants Merck; Merck/Schering-Plough Pharmaceuticals, LLC; and certain of the Company’s officers and directors. Specifically, the complaint alleges that Merck

Notes to Consolidated Financial Statements (unaudited) (continued)
delayed releasing unfavorable results of a clinical study regarding the efficacy of Vytorin and that Merck made false and misleading statements about expected earnings, knowing that once the results of the Vytorin study were released, sales of Vytorin would decline and Merck’s earnings would suffer. On December 12, 2008, the Company and the other defendants moved to dismiss this lawsuit on the grounds that the plaintiffs failed to state a claim for which relief can be granted. On September 2, 2009, the Court issued an opinion and order denying the defendants’ motion to dismiss this lawsuit. On April 22, 2008, a member of a Merck ERISA plan filed a putative class action lawsuit against the Company and certain of its officers and directors alleging they breached their fiduciary duties under ERISA. Since that time, there have been other similar ERISA lawsuits filed against the Company in the District of New Jersey, and all of those lawsuits have been consolidated under the caption In re Merck & Co., Inc. Vytorin ERISA Litigation. An amended consolidated complaint was filed on February 5, 2009, and names as defendants Merck and various members of Merck’s Board of Directors and members of committees of Merck’s Board of Directors. Plaintiffs allege that the ERISA plans’ investment in Company stock was imprudent because the Company’s earnings are dependent on the commercial success of its cholesterol drug Vytorin and that defendants knew or should have known that the results of a scientific study would cause the medical community to turn to less expensive drugs for cholesterol management. On April 23, 2009, the Company and the other defendants moved to dismiss this lawsuit on the grounds that the plaintiffs failed to state a claim for which relief can be granted. On September 1, 2009, the Court issued an opinion and order denying the defendants’ motion to dismiss this lawsuit. The Company intends to defend the lawsuits referred to in this section vigorously. Unfavorable outcomes resulting from the government investigations or the civil litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.
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
Patent Litigation
From time to time, generic manufacturers of pharmaceutical products file Abbreviated New Drug Applications (“ANDA’s”) with the FDA seeking to market generic forms of the Company’s products prior to the expiration of relevant patents owned by the Company. Generic pharmaceutical manufacturers have submitted ANDA’s to the FDA seeking to market in the United States a generic form of Fosamax, Nexium, Singulair, Primaxin and Emend prior to the expiration of the Company’s (and AstraZeneca’s in the case of Nexium) patents concerning these products. In addition, an ANDA has been submitted to the FDA seeking to market in the United States a generic form of Zetia prior to the expiration of Schering-Plough’s patent concerning that product. The generic companies’ ANDA’s generally include allegations of non-infringement, invalidity and unenforceability of the patents. The Company has filed patent infringement suits in federal court against companies filing ANDA’s for generic alendronate (Fosamax), montelukast (Singulair), and imipenem/cilastatin (Primaxin) and AstraZeneca and the Company have filed patent infringement suits in federal court against companies filing ANDA’s for generic esomeprazole (Nexium). Also, the Company and Schering-Plough have filed a patent infringement suit in federal court against companies filing ANDA’s for generic ezetimibe (Zetia). Similar patent challenges exist in certain foreign jurisdictions. The Company intends to vigorously defend its patents, which it believes are valid, against infringement by generic companies attempting to market products prior to the expiration dates of such patents. As with any litigation, there can be no assurance of the outcomes, which, if adverse, could result in significantly shortened periods of exclusivity for these products.
As previously disclosed, in February 2007, the Company received a notice from Teva Pharmaceuticals, Inc. (“Teva”), a generic company, indicating that it had filed an ANDA for montelukast and that it is challenging the U.S. patent that is listed for Singulair. On April 2, 2007, the Company filed a patent infringement action against Teva. The lawsuit automatically stays FDA approval of Teva’s ANDA until August 2009 or until an adverse court decision, if any, whichever may occur earlier. A trial in this matter was held in February 2009. On August 19, 2009, the court issued a decision upholding the validity of Merck’s Singulair patent and ordered that Teva’s ANDA could not be approved prior to expiry of Merck’s exclusivity rights in August 2012. Teva has appealed the decision.
In May 2009, the United States Patent and Trademark Office granted a petition by Article One Partners LLC to reexamine Merck’s Singulair patent. The reexamination proceedings are ongoing.
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

Notes to Consolidated Financial Statements (unaudited) (continued)
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
12.	Stockholders’ Equity

	Common
	Stock	Common	Other	Treasury	Treasury
	Shares	Stock	Paid-In	Stock	Stock
(in millions)	Issued	at Cost	Capital	Shares	at Cost

Balance at January 1, 2008	2,983.5	$29.8	$8,014.9	811.0	$28,174.7
Employee share-based compensation plans	—	—	254.6	(3.9)	(138.1)
Purchases of treasury stock	—	—	—	62.2	2,515.4

Balance at September 30, 2008	2,983.5	$29.8	$8,269.5	$869.3	$30,552.0

Balance at January 1, 2009	2,983.5	$29.8	$8,319.1	875.8	$30,735.5
Employee share-based compensation plans	—	—	223.3	(1.5)	(52.2)
Purchases of treasury stock	—	—	—	—	—

Balance at September 30, 2009	2,983.5	$29.8	$8,542.4	$874.3	$30,683.3

The accumulated balances related to each component of other comprehensive income (loss), net of taxes, were as follows:

					Accumulated
			Employee	Cumulative	Other
			Benefit	Translation	Comprehensive
($ in millions)	Derivatives	Investments	Plans	Adjustment	Income (Loss)

Balance at January 1, 2008	$(39.7)	$143.6	$(992.9)	$62.9	$(826.1)
Other comprehensive income (loss)	103.2	(139.9)	(160.6)	(10.2)	(207.5)

Balance at September 30, 2008	$63.5	$3.7	$(1,153.5)	$52.7	$(1,033.6)

Balance at January 1, 2009	$111.9	$63.1	$(2,754.6)	$25.7	$(2,553.9)
Other comprehensive income (loss)	(214.3)	(15.0)	130.4	(22.0)	(120.9)

Balance at September 30, 2009	$(102.4)	$48.1	$(2,624.2)	$3.7	$(2,674.8)

Comprehensive income was $3,299.3 million and $994.7 million for the three months ended September 30, 2009 and 2008, respectively, and was $6,284.7 million and $5,956.1 million for the nine months ended September 30, 2009 and 2008, respectively.

Notes to Consolidated Financial Statements (unaudited) (continued)
A reconciliation of noncontrolling interests was as follows:

($ in millions)	2009	2008

Balance at January 1	$2,408.8	$2,406.7
Net income attributable to noncontrolling interests	93.8	93.9
Distributions	(61.0)	(61.2)
Other	0.5	0.3

Balance at September 30	$2,442.1	$2,439.7

In connection with the 1998 restructuring of Astra Merck Inc., the Company assumed $2.4 billion par value preferred stock with a dividend rate of 5% per annum, which is carried by KBI and included in Noncontrolling Interests with Stockholders’ Equity on the Consolidated Balance Sheet. While a small portion of the preferred stock carried by KBI is convertible into KBI common shares, none of the preferred securities are convertible into the Company’s common shares and, therefore, are not included as common shares issuable for purposes of computing Earnings per common share assuming dilution attributable to Merck & Co., Inc. common shareholders (see Note 17).
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
The following table provides amounts of share-based compensation cost recorded in the Consolidated Statement of Income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2009	2008	2009	2008

Pretax share-based compensation expense	$84.7	$86.8	$281.8	$285.5
Income tax benefits	(26.7)	(26.7)	(89.6)	(88.8)

Total share-based compensation expense, net of tax	$58.0	$60.1	$192.2	$196.7

During the first nine months of 2009 and 2008, the Company granted 33.0 million options and 34.5 million options, respectively, related to its annual grant and other grants. The weighted average fair value of options granted for the first nine months of 2009 and 2008 was $3.95 and $9.89 per option, respectively, and was determined using the following assumptions:

	Nine Months Ended
	September 30,
	2009	2008

Expected dividend yield	6.4%	3.5%
Risk-free interest rate	2.2%	2.7%
Expected volatility	34.0%	30.8%
Expected life (years)	6.1	6.1

At September 30, 2009, there was $397.2 million of total pretax unrecognized compensation expense related to nonvested stock options, RSU and PSU awards which will be recognized over a weighted average period of 2.0 years. For segment reporting, share-based compensation costs are unallocated expenses.

Upon completion of the pending merger with Schering-Plough, holders of Schering-Plough stock options and performance-based deferred stock units will receive replacement awards. Holders of Schering-Plough deferred stock units issued after 2007 will receive replacement awards and holders of deferred stock units issued in 2007 and prior will be converted into the right to receive cash as specified in the merger agreement.

Notes to Consolidated Financial Statements (unaudited) (continued)
14.	Pension and Other Postretirement Benefit Plans
The Company has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. The net cost of such plans consisted of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2009	2008	2009	2008

Service cost	$76.7	$90.1	$266.6	$263.4
Interest cost	96.9	105.4	300.7	318.8
Expected return on plan assets	(154.1)	(142.8)	(457.0)	(427.7)
Net amortization	25.2	19.3	87.7	62.1
Termination benefits	2.9	24.4	28.5	42.9
Curtailments	(5.5)	8.1	(9.0)	11.3
Settlements	(0.6)	2.5	2.4	2.5

	$41.5	$107.0	$219.9	$273.3

The Company provides medical, dental and life insurance benefits, principally to its eligible U.S. retirees and similar benefits to their dependents, through its other postretirement benefit plans. The net cost of such plans consisted of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2009	2008	2009	2008

Service cost	$16.8	$18.4	$53.4	$55.9
Interest cost	26.7	28.2	77.1	84.5
Expected return on plan assets	(25.4)	(33.2)	(72.5)	(97.7)
Net amortization	4.2	(5.2)	14.1	(16.6)
Termination benefits	1.7	2.9	8.0	7.1
Curtailments	(1.7)	(12.3)	(8.8)	(12.9)

	$22.3	$(1.2)	$71.3	$20.3

In connection with restructuring actions (see Note 3), the Company recorded termination charges for the three and nine months ended September 30, 2009 and 2008 on its pension and other postretirement benefit plans related to expanded eligibility for certain employees exiting the Company. Also, in connection with these restructuring actions, the Company recorded curtailments on its pension and other postretirement benefit plans for the three and nine months ended September 30, 2009 and 2008. In addition, the Company recorded settlements on its pension plans for the three and nine months ended September 30, 2009 and 2008.
15.	Other (Income) Expense, Net
Other (income) expense, net, consisted of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2009	2008	2009	2008

Interest income	$(33.4)	$(171.3)	$(199.6)	$(484.2)
Interest expense	130.7	71.4	290.9	194.6
Exchange losses (gains)	0.5	52.3	(3.0)	73.6
Other, net	(2,888.9)	78.2	(2,943.0)	(2,075.3)

	$(2,791.1)	$30.6	$(2,854.7)	$(2,291.3)

The change in Other (income) expense, net in the third quarter of 2009 as compared with the third quarter of 2008 primarily reflects a $2.76 billion gain in 2009 on the sale of the Company’s interest in Merial (see Note 9). Additionally, the Company recognized net gains of $127 million in the Company’s investment portfolio in the third quarter of 2009 compared with net losses of $88 million in the third quarter of 2008. Partially offsetting these increases was lower interest income, resulting from lower interest

Notes to Consolidated Financial Statements (unaudited) (continued)
rates and a change in the Company’s investment portfolio mix toward cash and shorter-dated securities in anticipation of the pending Schering-Plough merger, and higher interest expense driven largely by $88 million of commitment fees and incremental interest expense related to the financing of the proposed Schering-Plough merger.
Included in Other (income) expense, net in the first nine months of 2009 was a $2.76 billion gain on the sale of the Company’s interest in Merial, $226 million of recognized net gains in the Company’s investment portfolio, $151 million of commitment fees and incremental interest expense related to the financing of the proposed Schering-Plough merger and an $80 million charge related to the settlement of the Company’s Vioxx third-party payor litigation in the United States. Included in Other (income) expense, net for the first nine months of 2008 was an aggregate gain from AZLP of $2.22 billion (see Note 9), a gain of $249 million related to the sale of the Company’s remaining worldwide rights to Aggrastat, a $300 million expense for a contribution to the Merck Company Foundation, $108 million of recognized net losses in the Company’s investment portfolio and a $58 million charge related to the resolution of an investigation into whether the Company violated state consumer protection laws with respect to the sales and marketing of Vioxx. In addition, during the first nine months of 2009 the Company has recognized lower interest income resulting from lower interest rates and a change in the Company’s investment portfolio mix toward cash and shorter-dated securities in anticipation of the pending Schering-Plough merger. Interest paid for the nine months ended September 30, 2009 and 2008 was $163.3 million and $181.2 million, respectively, which excludes commitment fees.
16.	Taxes on Income
The effective tax rate of 31.9% for the third quarter of 2009 is higher than the Company’s normal effective tax rate and includes a net unfavorable rate impact of approximately 5 percentage points reflecting the unfavorable rate impact of the gain on the sale of the Company’s interest in Merial (see Note 9) being taxable in the United States at a combined federal and state rate of approximately 38.4%, partially offset by the favorable impact of the closing of a tax exam. The effective tax rate of 26.4% for the first nine months of 2009 is higher than the Company’s normal effective tax rate and includes a net unfavorable rate impact of approximately 1 percentage point reflecting the unfavorable impact of the gain on the sale of the Company’s interest in Merial, partially offset by the favorable impact of 2009 tax settlements, including the previously disclosed settlement reached with the Canada Revenue Agency (“CRA”) in the first quarter of 2009 (see below), as well as the closing of a tax exam. The effective tax rate of 22.1% for the third quarter of 2008 reflects the favorable impact of restructuring charges. The effective tax rate of 21.5% for the first nine months of 2008 reflects a net favorable impact of approximately 2 percentage points that includes favorable impacts relating to second quarter 2008 tax settlements, which resulted in a reduction of the Company’s liability for unrecognized tax benefits of approximately $200 million, the first quarter 2008 realization of foreign tax credits, as well as restructuring costs, largely offset by an unfavorable impact of the AZLP gain (see Note 9) being fully taxable in the United States at a combined federal and state tax rate of approximately 36.3%. In the first quarter of 2008, the Company decided to distribute certain prior years’ foreign earnings to the United States which resulted in the utilization of foreign tax credits. These foreign tax credits arose as a result of tax payments made outside of the United States in prior years that became realizable based on a change in the Company’s decision to distribute these foreign earnings.
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
In addition, in July 2007 and November 2008, the CRA proposed additional adjustments for 1999 and 2000, respectively, relating to other intercompany pricing matters. The adjustments would increase Canadian tax due by approximately $295 million (U.S. dollars) plus approximately $300 million (U.S. dollars) of interest through September 30, 2009. It is possible that the CRA will propose similar adjustments for later years. The Company disagrees with the positions taken by the CRA and believes they are without merit. The Company intends to contest the assessments through the CRA appeals process and the courts if necessary. Management believes that resolution of these matters will not have a material effect on the Company’s financial position or liquidity.
In connection with the appeals process for the matters discussed above, during 2007, the Company pledged collateral to two financial institutions, one of which provided a guarantee to the CRA and the other to the Quebec Ministry of Revenue representing a portion of the tax and interest assessed. As a result of the settlement noted above, guarantees required to appeal the disputes were reduced or eliminated and approximately $960 million of associated collateral was released. Certain of the cash and investments continue to be collateralized for guarantees required to appeal other Canadian tax disputes. The collateral is

Notes to Consolidated Financial Statements (unaudited) (continued)
included in Deferred income taxes and other current assets and Other assets in the Consolidated Balance Sheet and totaled approximately $280 million and $1.2 billion at September 30, 2009 and December 31, 2008, respectively.
17.	Earnings Per Share
As discussed in Note 1, effective January 1, 2009, the Company adopted new guidance which clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. The provisions of this new guidance are retrospective; therefore prior periods have been restated. RSUs granted by the Company to certain management level employees (see Note 13) participate in dividends on the same basis as common shares and are nonforfeitable by the holder. As a result, these RSUs meet the definition of a participating security.
The calculations of earnings per share under the two-class method are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Basic Earnings per Common Share Attributable Merck & Co., Inc. Common Shareholders:
Net Income Attributable to Merck & Co., Inc.	$3,424.3	$1,092.7	$6,405.6	$6,163.6
Less: Income allocated to participating securities	11.7	2.8	20.3	16.1

Net income available to common shareholders	$3,412.6	$1,089.9	$6,385.3	$6,147.5

Average common shares outstanding	2,109.1	2,128.5	2,108.5	2,144.4

	$1.62	$0.51	$3.03	$2.87

Earnings per Common Share Assuming Dilution Attributable to Merck & Co., Inc. Common Shareholders:
Net Income Attributable to Merck & Co., Inc.	$3,424.3	$1,092.7	$6,405.6	$6,163.6
Less: Income allocated to participating securities	11.7	2.8	20.2	16.1

Net income available to common shareholders	$3,412.6	$1,089.9	$6,385.4	$6,147.5

Average common shares outstanding	2,109.1	2,128.5	2,108.5	2,144.4
Common shares issuable (1)	4.6	4.2	2.1	9.4

Average common shares outstanding assuming dilution	2,113.7	2,132.7	2,110.6	2,153.8

	$1.61	$0.51	$3.03	$2.85

(1) Issuable primarily under share-based compensation plans.
For the three months ended September 30, 2009 and 2008, 223.9 million and 227.5 million, respectively, and for the nine months ended September 30, 2009 and 2008, 226.8 million and 202.1 million, respectively, of common shares issuable under the Company’s share-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.

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
Other segments include other non-reportable human and animal health segments.
Revenues and profits for these segments are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2009	2008	2009	2008

Segment revenues:
Pharmaceutical segment	$4,793.4	$4,804.6	$14,209.0	$14,622.1
Vaccines and Infectious Diseases segment	1,216.3	1,085.9	2,990.9	3,098.1
Other segment revenues	21.6	21.2	47.2	65.3

	$6,031.3	$5,911.7	$17,247.1	$17,785.5

Segment profits:(1)
Pharmaceutical segment	$3,286.1	$3,165.5	$9,609.0	$9,397.5
Vaccines and Infectious Diseases segment	887.6	772.7	2,064.3	2,042.9
Other segment profits	77.3	98.6	325.4	363.9

	$4,251.0	$4,036.8	$11,998.7	$11,804.3

(1) Includes the majority of Equity income from affiliates.

Notes to Consolidated Financial Statements (unaudited) (continued)
Sales of the Company’s products were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2009	2008	2009	2008

Pharmaceutical:
Singulair	$1,085.0	$1,029.3	$3,399.7	$3,214.6
Cozaar/Hyzaar	860.9	888.3	2,605.7	2,676.3
Januvia	491.1	378.5	1,364.3	984.4
Fosamax	276.1	353.9	814.9	1,234.8
Janumet	173.0	100.7	456.1	231.5
Zocor	141.2	157.2	419.3	513.1
Maxalt	144.3	136.4	418.3	388.3
Cosopt/Trusopt	123.4	208.6	369.5	627.4
Propecia	109.0	107.9	317.8	320.6
Arcoxia	90.5	96.8	259.7	294.1
Emend	82.0	68.2	228.0	193.3
Vasotec/Vaseretic	72.5	82.1	225.8	271.5
Proscar	67.2	80.9	218.5	251.9
Other pharmaceutical (1)	476.5	519.1	1,446.5	1,734.2
Vaccine and infectious disease product sales included in the Pharmaceutical segment (2)	600.7	596.7	1,664.9	1,686.1

Pharmaceutical segment revenues	4,793.4	4,804.6	14,209.0	14,622.1

Vaccines(3) and Infectious Diseases:
ProQuad/M-M-R II/Varivax	461.5	430.4	1,035.9	973.8
Gardasil	311.3	401.0	841.5	1,117.1
RotaTeq	126.8	134.5	386.7	502.4
Zostavax	84.2	11.2	201.7	150.8
Hepatitis vaccines	45.7	36.2	109.0	107.9
Other vaccines	138.0	80.6	246.3	222.8
Primaxin	168.3	187.6	492.8	591.5
Isentress	197.2	107.3	517.6	231.1
Cancidas	154.7	147.9	442.2	457.4
Invanz	72.9	71.1	205.2	197.0
Crixivan/Stocrin	49.4	68.5	154.0	222.8
Other infectious disease	7.0	6.3	22.9	9.6
Vaccine and infectious disease product sales included in the Pharmaceutical segment (2)	(600.7)	(596.7)	(1,664.9)	(1,686.1)

Vaccines and Infectious Diseases segment revenues	1,216.3	1,085.9	2,990.9	3,098.1

Other segment revenues(4)	21.6	21.2	47.2	65.3

Total segment revenues	6,031.3	5,911.7	17,247.1	17,785.5

Other (5)	18.4	32.2	87.7	32.4

	$6,049.7	$5,943.9	$17,334.8	$17,817.9

(1)	Other pharmaceutical primarily includes sales of other human pharmaceutical products and revenue from the Company’s relationship with AstraZeneca LP primarily relating to sales of Nexium, as well as Prilosec. Revenue from AstraZeneca LP was $339.8 million and $375.2 million for the third quarter of 2009 and 2008, respectively, and was $1,081.9 million and $1,235.7 million for the first nine months of 2009 and 2008, respectively.

(2)	Sales of vaccine and infectious disease products by non-U.S. subsidiaries are included in the Pharmaceutical segment.

(3)	These amounts do not reflect sales of vaccines sold in most major European markets through the Company’s joint venture, Sanofi Pasteur MSD, the results of which are reflected in Equity income from affiliates. These amounts do, however, reflect supply sales to Sanofi Pasteur MSD.

(4)	Includes other non-reportable human and animal health segments.

(5)	Other revenues are primarily comprised of miscellaneous corporate revenues, sales related to divested products or businesses and other supply sales not included in segment results.

Notes to Consolidated Financial Statements (unaudited) (continued)
A reconciliation of segment profits to Income Before Taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2009	2008	2009	2008

Segment profits	$4,251.0	$4,036.8	$11,998.7	$11,804.3
Other profits	3.9	21.1	(17.4)	(6.8)
Adjustments	76.8	72.1	256.2	271.7
Unallocated:
Interest income	33.4	171.3	199.6	484.2
Interest expense	(130.7)	(71.4)	(290.9)	(194.6)
Equity income from affiliates	52.0	32.9	59.7	31.7
Depreciation and amortization	(371.1)	(367.0)	(1,259.0)	(1,079.4)
Research and development	(1,254.0)	(1,171.1)	(3,873.5)	(3,418.7)
Gain on sale of interest in Merial Limited	2,762.5	—	2,762.5	—
Gain on distribution from AstraZeneca LP	—	—	—	2,222.7
Other expenses, net	(347.0)	(1,282.6)	(1,008.8)	(2,140.8)

	$5,076.8	$1,442.1	$8,827.1	$7,974.3

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
In March 2009, Merck and Schering-Plough Corporation (“Schering-Plough”) announced that their Boards of Directors unanimously approved a definitive merger agreement under which Merck and Schering-Plough will combine in a stock and cash transaction.  The transaction is structured as a “reverse merger” in which Schering-Plough, renamed Merck, will continue as the surviving public corporation (“New Merck”).  Under the terms of the agreement, each issued and outstanding share of Schering-Plough common stock will be converted into the right to receive a combination of $10.50 in cash and 0.5767 of a share of the common stock of New Merck.  Each issued and outstanding share of Merck common stock will automatically be converted into a share of the common stock of New Merck.  Based on the closing price of Merck stock on September 30, 2009, the value of the cash and stock consideration to be received by Schering-Plough shareholders is estimated to be $50 billion in the aggregate. The cash portion of the consideration, which is estimated to be approximately $18 billion, will be funded with a combination of existing cash, the sale or redemption of short-term investments and the issuance of debt. Upon completion of the merger, each issued and outstanding share of Schering-Plough 6% Mandatory Convertible Preferred Stock not converted in accordance with the preferred stock designations shall remain outstanding as one share of 6% Mandatory Convertible Preferred Stock of the newly combined company having the rights set forth in the New Merck certificate of incorporation. The transaction, which was approved by Merck and Schering-Plough shareholders, remains subject to the satisfaction of customary closing conditions and regulatory approvals. The transaction is expected to close in the fourth quarter of 2009.
Operating Results
Sales
Worldwide sales were $6.05 billion for the third quarter of 2009, an increase of 2% compared with the third quarter of 2008, primarily attributable to a 2% favorable effect from volume and a 2% favorable effect from price changes, partially offset by a 3% unfavorable effect from foreign exchange. Sales growth was driven primarily by higher sales of Januvia and Janumet for the treatment of type 2 diabetes, Isentress, an antiretroviral therapy for the treatment of HIV infection, Zostavax, a vaccine to help prevent shingles (herpes zoster), Pneumovax, a vaccine to help prevent pneumococcal disease, and Singulair, a medicine indicated for the chronic treatment of asthma and the relief of symptoms of allergic rhinitis. These increases were partially offset by lower sales of Gardasil, a vaccine to help prevent cervical, vulvar and vaginal cancers, precancerous or dysplastic lesions, and genital warts caused by HPV types 6, 11, 16 and 18, Cosopt and Trusopt, ophthalmic products which lost U.S. market exclusivity in October 2008, and Fosamax for the treatment and prevention of osteoporosis. Fosamax and Fosamax Plus D lost market exclusivity for substantially all formulations in the United States in February 2008 and April 2008, respectively. Revenue during the third quarter of 2009 was also negatively impacted by lower revenue from the Company’s relationship with AstraZeneca LP (“AZLP”) and decreased sales of Cozaar/Hyzaar* for the treatment of hypertension.
Worldwide sales were $17.33 billion for the first nine months of 2009, a decline of 3% compared with the same period of 2008, primarily attributable to a 4% unfavorable effect from foreign exchange and a 1% unfavorable effect from volume, partially offset by a 2% favorable effect from price changes. The revenue decline largely reflects lower sales of Fosamax, Gardasil, Cosopt and Trusopt, and lower revenue from the Company’s relationship with AZLP. Revenue was also negatively impacted by lower sales of RotaTeq, a vaccine to help protect against rotavirus gastroenteritis in infants and children, Primaxin for the treatment of bacterial infections and Zocor, the Company’s statin for modifying cholesterol. These declines were partially offset by higher sales of Januvia and Janumet, Isentress, Singulair and Pneumovax.

*	Cozaar and Hyzaar are registered trademarks of E.I. duPont de Nemours & Company, Wilmington, Delaware.

Sales of the Company’s products were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2009	2008	2009	2008

Pharmaceutical:
Singulair	$1,085.0	$1,029.3	$3,399.7	$3,214.6
Cozaar/Hyzaar	860.9	888.3	2,605.7	2,676.3
Januvia	491.1	378.5	1,364.3	984.4
Fosamax	276.1	353.9	814.9	1,234.8
Janumet	173.0	100.7	456.1	231.5
Zocor	141.2	157.2	419.3	513.1
Maxalt	144.3	136.4	418.3	388.3
Cosopt/Trusopt	123.4	208.6	369.5	627.4
Propecia	109.0	107.9	317.8	320.6
Arcoxia	90.5	96.8	259.7	294.1
Emend	82.0	68.2	228.0	193.3
Vasotec/Vaseretic	72.5	82.1	225.8	271.5
Proscar	67.2	80.9	218.5	251.9
Other pharmaceutical (1)	476.5	519.1	1,446.5	1,734.2
Vaccine and infectious disease product sales included in the Pharmaceutical segment (2)	600.7	596.7	1,664.9	1,686.1

Pharmaceutical segment revenues	4,793.4	4,804.6	14,209.0	14,622.1

Vaccines(3) and Infectious Diseases:
ProQuad/M-M-R II/Varivax	461.5	430.4	1,035.9	973.8
Gardasil	311.3	401.0	841.5	1,117.1
RotaTeq	126.8	134.5	386.7	502.4
Zostavax	84.2	11.2	201.7	150.8
Hepatitis vaccines	45.7	36.2	109.0	107.9
Other vaccines	138.0	80.6	246.3	222.8
Primaxin	168.3	187.6	492.8	591.5
Isentress	197.2	107.3	517.6	231.1
Cancidas	154.7	147.9	442.2	457.4
Invanz	72.9	71.1	205.2	197.0
Crixivan/Stocrin	49.4	68.5	154.0	222.8
Other infectious disease	7.0	6.3	22.9	9.6
Vaccine and infectious disease product sales included in the Pharmaceutical segment (2)	(600.7)	(596.7)	(1,664.9)	(1,686.1)

Vaccines and Infectious Diseases segment revenues	1,216.3	1,085.9	2,990.9	3,098.1

Other segment revenues(4)	21.6	21.2	47.2	65.3

Total segment revenues	6,031.3	5,911.7	17,247.1	17,785.5

Other (5)	18.4	32.2	87.7	32.4

	$6,049.7	$5,943.9	$17,334.8	$17,817.9

(1)	Other pharmaceutical primarily includes sales of other human pharmaceutical products and revenue from the Company’s relationship with AZLP primarily relating to sales of Nexium, as well as Prilosec. Revenue from AZLP was $339.8 million and $375.2 million for the third quarter of 2009 and 2008, respectively, and was $1,081.9 million and $1,235.7 million for the first nine months of 2009 and 2008, respectively.

(2)	Sales of vaccine and infectious disease products by non-U.S. subsidiaries are included in the Pharmaceutical segment.

(3)	These amounts do not reflect sales of vaccines sold in most major European markets through the Company’s joint venture, Sanofi Pasteur MSD, the results of which are reflected in Equity income from affiliates. These amounts do, however, reflect supply sales to Sanofi Pasteur MSD.

(4)	Includes other non-reportable human and animal health segments.

(5)	Other revenues are primarily comprised of miscellaneous corporate revenues, sales related to divested products or businesses and other supply sales not included in segment results.
Sales are presented net of discounts and returns. The provision for discounts includes indirect customer discounts that occur when a contracted customer purchases directly through an intermediary wholesale purchaser, known as chargebacks, as well as indirectly in the form of rebates owed based upon definitive contractual agreements or legal requirements with private sector and public sector (Medicaid and Medicare Part D) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. These discounts, in the aggregate, reduced revenues by $600.4 million and $529.7 million for the three months ended September 30, 2009 and 2008, respectively, and by $1,679.0 million and $1,581.7 million for the nine months ended September 30, 2009 and 2008, respectively. Inventory levels at key wholesalers for each of the Company’s major pharmaceutical products are generally two weeks.
Pharmaceutical Segment Revenues
Sales of the Pharmaceutical segment for the third quarter of 2009 were $4.79 billion, comparable to the third quarter of 2008. Sales of the Pharmaceutical segment declined 3% for the first nine months of 2009 to $14.21 billion compared with the corresponding period of 2008. These results reflect declines in Fosamax, Cosopt/Trusopt, lower supply sales to AZLP, and lower sales of Zocor, partially offset by growth in Januvia, Janumet and Singulair. In addition, foreign exchange negatively impacted sales in 2009 as compared with 2008.
Worldwide sales for Singulair were $1.09 billion for the third quarter of 2009, representing an increase of 5% over the third quarter of 2008. Sales for the first nine months of 2009 were $3.40 billion, an increase of 6% compared with the first nine months of 2008. Sales growth in both periods was driven by price increases and strong performance in Japan. Singulair continues to be the number one prescribed branded product in the U.S. respiratory market.
Global sales of Cozaar and Hyzaar were $860.9 million for the third quarter of 2009, a decrease of 3% compared with the third quarter of 2008. Sales for the first nine months of 2009 were $2.61 billion, a decline of 3% compared with the first nine months of 2008. The decline in both periods was driven in part by the unfavorable effect of foreign exchange, partially offset by the strong performance of Hyzaar in Japan (marketed as Preminent). Cozaar and Hyzaar are among the leading medicines in the angiotensin receptor blocker class.
Global sales of Januvia, Merck’s dipeptidyl peptidase-4 (“DPP-4”) inhibitor for the treatment of type 2 diabetes, were $491.1 million in the third quarter of 2009, an increase of 30% compared with the third quarter of 2008. Sales for the first nine months of 2009 were $1.36 billion, an increase of 39% compared with the first nine months of 2008. DPP-4 inhibitors represent a class of prescription medications that improve blood sugar control in patients with type 2 diabetes by enhancing a natural body system called the incretin system, which helps to regulate glucose by affecting the beta cells and alpha cells in the pancreas. In the vast majority of markets where more than one DPP-4 inhibitor exists, sitagliptin is the market leader. Januvia recently received regulatory approval in Japan and China.
In June 2009, Merck received a positive opinion from the European Medicines Agency’s Committee for Medicinal Products for Human Use (“CHMP”) recommending restricted first line use of Januvia for the treatment of type 2 diabetes. With this positive opinion, the CHMP recommends that sitagliptin be indicated to improve glycemic control when diet and exercise alone do not provide adequate glycemic control and when metformin is inappropriate due to contraindications or intolerance. If this opinion is accepted by the European Commission (“EC”), sitagliptin will be the only diabetes treatment in the DPP-4 inhibitor class to have a restricted first line indication.
Worldwide sales of Janumet, Merck’s oral antihyperglycemic agent that combines sitagliptin (Merck’s DPP-4 inhibitor, Januvia) with metformin in a single tablet to target all three key defects of type 2 diabetes, were $173.0 million for the third quarter of 2009 compared with $100.7 million for the third quarter of 2008. Sales for the first nine months of 2009 were $456.1 million compared with $231.5 million for the same period of 2008. Janumet was initially approved as an adjunct to diet and exercise, to improve blood sugar control in adult patients with type 2 diabetes who are not adequately controlled on metformin or sitagliptin alone, or in patients already being treated with the combination of sitagliptin and metformin. In February 2008, Merck received U.S. Food and Drug Administration (“FDA”) approval to market Janumet as an initial treatment for type 2 diabetes. In July 2008, Janumet was approved for marketing in the European Union (“EU”), Iceland and Norway.
In September 2009, Merck announced it received a positive opinion from the CHMP for Januvia tablets and Janumet tablets recommending their use as add-on to insulin for the treatment of type 2 diabetes.  If adopted by the EC, sitagliptin will be the only diabetes treatment in the DPP-4 inhibitor class to have an indication for use as add-on to insulin in the EU. The labeling for both Januvia and Janumet state that they have not been studied in combination with insulin. In the United States, a supplemental New Drug Application that is similar to the European proposal concerning the use of Januvia and Janumet in combination with insulin has been accepted by the FDA and is currently under review.  The use of Januvia and Janumet in combination with insulin is investigational in the United States.
Global sales for Fosamax and Fosamax Plus D (marketed as Fosavance throughout the EU and as Fosamac in Japan) were $276.1 million for the third quarter of 2009 and were $814.9 million for the first nine months of 2009, representing declines of 22% and 34%, respectively, over the comparable periods of 2008. Since substantially all formulations of these medicines have lost U.S. market exclusivity, the Company is experiencing a significant decline in sales in the United States within the Fosamax franchise and the

Company expects such declines to continue. The Company has also lost market exclusivity for certain formulations in several major European markets.
Sales of Cosopt and Trusopt declined 41% in both the third quarter and first nine months of 2009 compared with the corresponding periods of 2008. The patent that provided U.S. market exclusivity for Cosopt and Trusopt expired in October 2008. Cosopt has also lost market exclusivity in a number of major European markets. Trusopt will lose market exclusivity in a number of major European markets in April 2012.
Worldwide sales of Zocor declined 10% and 18% in the third quarter and first nine months of 2009, respectively, compared with the corresponding periods of 2008. Zocor lost U.S. market exclusivity in June 2006 and has also lost market exclusivity in all major international markets.
The patents that provide U.S. marketing exclusivity for Cozaar and Hyzaar expire in April 2010 and the patent that provides U.S. marketing exclusivity for Singulair expires in August 2012. The Company expects that within the two years following each product’s respective patent expiration, it will lose substantially all U.S. sales of that product, with most of those declines coming in the first full year following patent expiration. Full year 2008 U.S. sales of Cozaar/Hyzaar were $1.2 billion and full year 2008 U.S. sales of Singulair were $2.8 billion. In addition, the Company anticipates that the patents for Cozaar, Hyzaar and Singulair will expire in a number of major European markets in March 2010, February 2010, and August 2012, respectively, and the Company expects sales of these products in those markets will decline significantly thereafter.
During the first quarter of 2009, Merck divested its U.S. marketing rights to the Timoptic franchise to Aton Pharma, Inc. The Timoptic franchise includes ophthalmic products to treat elevated intraocular pressure in patients with ocular hypertension or open-angle glaucoma.
In September 2009, Merck launched Saflutan (tafluprost) in the United Kingdom and Spain, and additional launches in other countries are expected over the next several months, pending regulatory approvals.  Saflutan is a preservative free, synthetic analogue of the prostaglandin F2a for the reduction of elevated intraocular pressure in appropriate patients with primary open-angle glaucoma and ocular hypertension.  Tafluprost is in Phase III development in the United States. In April 2009, Merck and Santen Pharmaceutical Co., Ltd. (“Santen”) announced a worldwide licensing agreement for tafluprost (see “Research and Development Update” below).
In June 2009, Merck began launching Tredaptive (extended-release niacin/laropiprant) in international markets and as of the third quarter the Company has launched in 13 countries including Mexico, the United Kingdom, Spain and Germany. Tredaptive is a lipid-modifying therapy for patients with mixed dyslipidemia and primary hypercholesterolemia. Tredaptive, also known by the trademark of Cordaptive in some places, is now approved in 44 countries outside the United States. In the United States, it remains investigational.
Vaccines and Infectious Diseases Segment Revenues
Sales of the Vaccines and Infectious Diseases segment grew 12% to $1.22 billion in the third quarter of 2009 primarily driven by higher sales of Zostavax, Pneumovax, Isentress and the pediatric formulation of Vaqta, partially offset by lower sales of Gardasil. Sales of the Vaccines and Infectious Diseases segment declined 3% to $2.99 billion in the first nine months of 2009 compared with the same periods of 2008 primarily due to lower sales of Gardasil and RotaTeq, partially offset by higher sales of Isentress, Pneumovax, Varivax, and the pediatric formulation of Vaqta.
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
Worldwide sales of Gardasil, as recorded by Merck, were $311.3 million for the third quarter of 2009, a decline of 22% compared with the third quarter of 2008 and were $841.5 million for the first nine months of 2009, a decline of 25% over the comparable period of 2008. Gardasil, the world’s top-selling human papillomavirus (“HPV”) vaccine is indicated for girls and women nine through 26 years of age for the prevention of cervical, vulvar and vaginal cancers, precancerous or dysplastic lesions, and genital warts caused by HPV types 6, 11, 16 and 18. Sales performance was driven largely by declines in the United States which continues to be affected by the saturation of the 13 to 18 year-old female cohort due to rapid early uptake, and ongoing challenges to vaccinating the 19 to 26 female age group.
In October 2009, Merck announced that the FDA approved Gardasil for use in boys and men 9 through 26 years of age for the prevention of genital warts caused by HPV types 6 and 11, making Gardasil the only HPV vaccine approved for use in males.  Later in October 2009, the Company announced that the U.S. Centers for Disease Control and Prevention’s (“CDC’s”) Advisory Committee on Immunization Practices (“ACIP”) supports the permissive use of Gardasil for boys and young men ages 9 to 26, which means that Gardasil may be given to males ages 9 to 26 to reduce the likelihood of acquiring genital warts at the discretion of the patient’s health care provider.  The ACIP also voted to recommend that funding be provided for the use of Gardasil in males through the Vaccines for Children (“VFC”) program.  For females, the ACIP also voted to recommend vaccination with either the bivalent or the quadrivalent HPV vaccine for the prevention of HPV 16 and 18 related cervical cancers, precancers and dysplastic lesions, and recommended vaccination with the quadrivalent HPV vaccine, Gardasil, for the prevention of cervical, vulvar and vaginal cancers, precancers and dysplastic lesions due to HPV types 16 or 18, and for prevention of genital warts due to HPV types 6 or 11.
In January 2009, the FDA issued a second complete response letter regarding the sBLA for the use of Gardasil in women ages 27 though 45.  The agency completed its review of the response that Merck provided in July 2008 to the FDA’s first complete response letter issued in June 2008 and has recommended that Merck submit additional data when the 48 month study has been completed.  The initial sBLA included data collected through an average of 24 months from enrollment into the study, which is when the number of pre-specified endpoints had been met.  Following a review of the final results of the study, Merck anticipates providing a response to the FDA in the fourth quarter of 2009.  The complete response letter does not affect current indications for Gardasil in females ages 9 through 26.
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
The Company has received regulatory approvals in the United States and certain other markets to increase its manufacturing capacity for varicella zoster virus (“VZV”)-containing vaccines. The Company is manufacturing bulk varicella and is producing doses of Varivax and Zostavax consistent with product demand. ProQuad, the Company’s combination vaccine that helps protect against measles, mumps, rubella and chickenpox, one of the VZV-containing vaccines, is currently not available for ordering; however, orders have been transitioned, as appropriate, to M-M-R II and Varivax. Total sales as recorded by Merck for ProQuad were $9.5 million for the first nine months of 2008.
Merck’s sales of Varivax, the Company’s vaccine for the prevention of chickenpox (varicella), were $356.3 million for the third quarter of 2009 compared with $336.7 million for the third quarter of 2008 and were $777.3 million for the first nine months of 2009 compared with $710.6 million for the first nine months of 2008. Varivax is currently the only vaccine available in the United States to help protect against chickenpox due to the unavailability of ProQuad. Merck’s sales of M-M-R II, a vaccine to help protect against measles, mumps, and rubella, were $105.5 million for the third quarter of 2009 compared with $93.9 million for the third quarter of 2008 and were $260.8 million for the first nine months of 2009 compared with $253.7 million for the first nine months of 2008. Combined sales of ProQuad, M-M-R II and Varivax increased 7% in the third quarter of 2009 and increased 6% for the first nine months of 2009 compared with the same periods of 2008.
RotaTeq achieved worldwide sales as recorded by Merck of $126.8 million for the third quarter of 2009, a decline of 6% compared with the third quarter of 2008 and were $386.7 million for the first nine months of 2009, a decrease of 23% compared with the same period in 2008. During the nine months ended September 30, 2008, the Company recorded $54 million in revenue as a result of government purchases for the CDC’s Strategic National Stockpile. RotaTeq is experiencing moderate impact from competition in the United States, with a greater impact in the public sector.
Sales of Zostavax, as recorded by Merck, were $84.2 million for the third quarter of 2009 as compared with $11.2 million in the third quarter of 2008. Sales for the first nine months of 2009 were $201.7 million compared with $150.8 million for the comparable period of 2008. Sales performance in 2009 and 2008 was affected by supply issues. In early June 2009, the Company returned to normal shipping schedules for Zostavax.
Sales of Pneumovax, included in Other vaccines, were $129.7 million for the third quarter of 2009 compared with $57.6 million for the third quarter of 2008 and were $217.7 million for the first nine months of 2009 compared with $137.0 million for the same period of 2008 due to increased demand.
Sales of Primaxin were $168.3 million in the third quarter of 2009, a decline of 10% compared with the third quarter of 2008 and were $492.8 million for the first nine months of 2009, a decline of 17% compared with the same period of 2008. These results reflect competitive pressures, and for the nine month period also reflect limited supply constraints. Patents on Primaxin have expired worldwide. Accordingly, the Company is experiencing a significant decline in sales of this product and the Company expects the decline to continue.
Worldwide sales for Isentress were $197.2 million in the third quarter of 2009 compared with $107.3 million for the third quarter of 2008 and were $517.6 million for the first nine months of 2009 compared with $231.1 million for the first nine months of 2008.

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
In September 2009, Merck announced that Isentress had been granted an expanded license from the European Union Commission for use in combination with other antiretroviral medicinal products for the treatment of HIV-1 infection in adult patients, including treatment-naïve adult patients, as well as treatment-experienced adult patients. The safety and efficacy of Isentress has not been established in patients below 16 years of age. The Commission’s decision is applicable to the 27 countries that are members of the EU, as well as Iceland and Norway. Additionally, in October 2009, the Company announced Isentress is now indicated for use in treatment-naive adults in Canada.
Also, in September 2009, data from a Phase III study called STARTMRK was presented at the 49th Interscience Conference on Antimicrobial Agents and Chemotherapy in San Francisco, California. In STARTMRK, Isentress was studied in comparison to efavirenz in maintaining viral load suppression to undetectable levels (less than 50 copies/mL) and at improving CD4 cell counts in previously untreated (treatment-naïve) HIV-1-infected patients through 96 weeks. Patients received either Isentress or efavirenz in combination therapy. Results from the 96 week analysis of STARTMRK showed that Isentress in combination therapy was as effective as efavirenz at suppressing HIV viral load and increasing immune system function.
Costs, Expenses and Other
As previously disclosed, in October 2008, the Company announced a global restructuring program (the “2008 Restructuring Program”) to reduce its cost structure, increase efficiency, and enhance competitiveness. As part of the 2008 Restructuring Program, the Company expects to eliminate approximately 7,200 positions — 6,800 active employees and 400 vacancies — across all areas of the Company worldwide by the end of 2011. About 40% of the total reductions will occur in the United States. As part of the 2008 Restructuring Program, the Company is streamlining management layers by reducing its total number of senior and mid-level executives globally by approximately 25%. As of September 30, 2009, the Company has eliminated approximately 4,310 positions in connection with this program, comprised of employee separations and the elimination of contractors and vacant positions. Merck is rolling out a new, more customer-centric selling model designed to provide Merck with a meaningful competitive advantage and help physicians, patients and payers improve patient outcomes. The Company is now operating its new commercial selling models in the United States and other markets around the world. The Company also will make greater use of outside technology resources, centralize common sales and marketing activities, and consolidate and streamline its operations. Merck’s manufacturing division will further focus its capabilities on core products and outsource non-core manufacturing. Also, Merck is expanding its access to worldwide external science through a basic research global operating strategy, which is designed to provide a sustainable pipeline and is focused on translating basic research productivity into late-stage clinical success. To increase efficiencies, basic research operations will consolidate work in support of a given therapeutic area into one of four locations.  This will provide a more efficient use of research facilities. As a result, to date, the Company has sold its basic research facilities in Pomezia, Italy and Tsukuba, Japan and sold or closed the operations conducted at its basic research facility in Seattle. The Company has also sold or closed certain other facilities and sold related assets in connection with the program.
In connection with the 2008 Restructuring Program, separation costs under the Company’s existing severance programs worldwide were recorded in the third quarter of 2008 to the extent such costs were probable and estimable. The Company commenced accruing costs related to one-time termination benefits offered to employees under the 2008 Restructuring Program in the fourth quarter of 2008 as that is when the necessary criteria were met. The Company recorded total pretax restructuring costs of $117.4 million ($92.6 million after-tax) and $720.0 million ($523.0 million after-tax) in the third quarter of 2009 and 2008, respectively, related to the 2008 Restructuring Program. For the first nine months of 2009, the Company recorded pretax restructuring costs of $484.3 million ($358.8 million after-tax) related to this program. These costs were comprised primarily of accelerated depreciation and separation costs recorded in Materials and production, Research and development and Restructuring costs (see Note 3 to the interim consolidated financial statements). The Company anticipates that total costs for 2009 will be in the range of $400 million to $600 million. The 2008 Restructuring Program is expected to be completed by the end of 2011 with the total pretax costs estimated to be $1.6 billion to $2.0 billion. The Company estimates that two-thirds of the cumulative pretax costs will result in future cash outlays, primarily from employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. Merck expects the 2008 Restructuring Program to yield cumulative pretax savings of $3.8 billion to $4.2 billion from 2008 to 2013.
The 2008 Restructuring Program was put into place prior to the pending merger with Schering-Plough and does not reflect any potential impacts of the merger. The Company anticipates that upon completion of the pending merger with Schering-Plough, the

Company will incur material restructuring charges primarily associated with the elimination of positions and rationalization of facilities as the integration process progresses.
In November 2005, the Company announced a global restructuring program (the “2005 Restructuring Program”) designed to reduce the Company’s cost structure, increase efficiency and enhance competitiveness which was substantially complete at the end of 2008.
Materials and production costs were $1.43 billion for the third quarter of 2009, a decline of 3% compared with the third quarter of 2008. Included in the third quarter of 2009 and 2008 were costs associated with restructuring activities of $26.8 million and $58.8 million, respectively, primarily accelerated depreciation. For the first nine months of 2009, material and production costs were $4.12 billion, comparable to the same period of last year. Included in the first nine months of 2009 and 2008 were costs associated with restructuring activities of $96.1 million and $89.8 million, respectively.
Gross margin was 76.4% in the third quarter of 2009 compared with 75.1% in the third quarter of 2008, which reflect 0.4 and 1.0 percentage point unfavorable impacts, respectively, relating to costs associated with restructuring activities. The increase in gross margin in the third quarter of 2009 reflects favorable changes in product mix. Gross margin was 76.2% for the first nine months of 2009 compared with 76.9% for the first nine months of 2008, which reflect 0.6 and 0.5 percentage point unfavorable impacts, respectively, relating to costs associated with restructuring activities. The gross margin decline in the first nine months of 2009 is primarily attributable to changes in volume and product mix due to the loss of marketing exclusivity for higher-margin products Fosamax and Cosopt/Trusopt in 2008.
Marketing and administrative expenses were $1.73 billion for the third quarter of 2009, comparable to the third quarter of 2008. Expenses for the third quarter of 2009 included $55.5 million of merger-related costs (including advisory, legal and valuation fees) and the impact of reserving $40 million and $15 million, respectively, solely for future legal defense for Vioxx and Fosamax litigation. For the first nine months of 2009, marketing and administrative expenses were $5.09 billion, a decrease of 8% compared with the first nine months of 2008. Expenses for the first nine months of 2009 include $105.7 million of merger-related costs. In addition, marketing and administrative costs include the impact of reserving an additional $40 million solely for future legal defense costs for Vioxx litigation in the first nine months of 2009, as well as the impact of reserving an additional $40 million in both the first nine months of 2009 and 2008 solely for future legal defense costs for Fosamax litigation. The declines in marketing and administrative expenses reflect the Company’s efforts to reduce its cost base which has resulted in reductions in the U.S. and European sales forces, as well as reductions in administrative expenses. The Company has incurred separation costs associated with these sales force reductions that are reflected in Restructuring costs as discussed below. In addition, marketing and administrative expenses in the third quarter and first nine months of 2009 were benefited by foreign exchange.
Research and development expenses were $1.25 billion for the third quarter of 2009, an increase of 7% compared with the third quarter of 2008, and totaled $3.87 billion for the first nine months of 2009, an increase of 13% over the comparable period of 2008. Expenses in the third quarter and first nine months of 2009 reflect $48.2 million and $244.1 million, respectively, of costs related to the 2008 Restructuring Program, primarily accelerated depreciation. In addition, expenses for the third quarter and first nine months of 2009 reflect $50 million and $170 million of upfront payments associated with the external licensing activity (see “Research and Development Update” below). The Company recorded $31.0 million of costs associated with the 2008 Restructuring Program for the third quarter and first nine months of September 30, 2008. Research and development expenses for the first nine months of 2009 compared with 2008 also reflect an increase in development spending in support of the continued advancement of the research pipeline, including investments in late-stage clinical trials.
Restructuring costs, primarily representing separation and other related costs associated with the Company’s global restructuring programs, were $42.4 million and $757.5 million for the three months ended September 30, 2009 and 2008, respectively, and were $144.1 million and $929.4 million for the nine months ended September 30, 2009 and 2008, respectively. Of the amounts recognized for the three and nine months ended September 30, 2008, $102.4 million and $274.3 million, respectively, related to the 2005 Restructuring Program. The remaining costs in 2008 and all costs recognized in 2009 related to the 2008 Restructuring Program. Costs for the three and nine months ended September 30, 2009 reflect pretax losses resulting from sales of facilities and related assets of $44.7 million and $49.8 million, respectively. Costs for the first nine months of 2008 were reduced by gains on sales of facilities and related assets of $54.4 million in connection with the 2005 Restructuring Program. (See Note 3 to the interim consolidated financial statements.)
Equity income from affiliates, which reflects the performance of the Company’s joint ventures and other equity method affiliates, increased to $688.2 million in the third quarter of 2009 from $665.6 million for the third quarter of 2008, primarily due to higher partnership returns from AZLP, partially offset by lower contributions from Merial Limited (“Merial”) due to the sale of the Company’s interest in September 2009. Equity income from affiliates increased to $1.86 billion for the first nine months of 2009 from $1.84 billion for the first nine months of 2008 reflecting higher partnership returns from AZLP, partially offset by decreased equity income from the Merck/Schering-Plough partnership (the “MSP Partnership”) and Merial. (See “Selected Joint Venture and Affiliate Information” below.)

Other (income) expense, net was $2.79 billion of income in the third quarter of 2009 as compared with $30.6 million of expense in the third quarter of 2008 primarily reflecting a $2.76 billion gain in 2009 on the sale of the Company’s interest in Merial (see “Selected Joint Venture and Affiliate Information” below). Additionally, the Company recognized net gains of $127 million in the Company’s investment portfolio in the third quarter of 2009 compared with net losses of $88 million in the third quarter of 2008. Partially offsetting these increases was lower interest income, resulting from lower interest rates and a change in the Company’s investment portfolio mix toward cash and shorter-dated securities in anticipation of the pending Schering-Plough merger and higher interest expense and commitment fees amounting to $88 million related to the financing of the proposed Schering-Plough merger. Other (income) expense, net was $2.85 billion of income for the first nine months of 2009 compared with $2.29 billion of income for the same period in 2008. Included in Other (income) expense, net in the first nine months of 2009 was a $2.76 billion gain on the sale of the Company’s interest in Merial, $226 million of recognized net gains in the Company’s investment portfolio, $151 million of commitment fees and incremental interest expense related to the financing of the proposed Schering-Plough merger and an $80 million charge in 2009 related to the settlement of the Company’s Vioxx third-party payor litigation in the United States. Included in Other (income) expense, net for the first nine months of 2008 was an aggregate gain from AZLP of $2.22 billion (see “Selected Joint Venture and Affiliate Information” below), a gain of $249 million related to the sale of the Company’s remaining worldwide rights to Aggrastat, a $300 million expense for a contribution to the Merck Company Foundation, $108 million of recognized net losses in the Company’s investment portfolio and a $58 million charge related to the resolution of an investigation into whether the Company violated state consumer protection laws with respect to the sales and marketing of Vioxx. In addition, during the first nine months of 2009 the Company has recognized lower interest income resulting from lower interest rates and a change in the Company’s investment portfolio mix toward cash and shorter-dated securities in anticipation of the pending Schering-Plough merger.
Segment Profits

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2009	2008	2009	2008

Pharmaceutical segment	$3,286.1	$3,165.5	$9,609.0	$9,397.5
Vaccines and Infectious Diseases segment	887.6	772.7	2,064.3	2,042.9
Other segment	77.3	98.6	325.4	363.9
Other	825.8	(2,594.7)	(3,171.6)	(3,830.0)

Income before income taxes	$5,076.8	$1,442.1	$8,827.1	$7,974.3

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
Pharmaceutical segment profits rose 4% in the third quarter of 2009 and increased 2% for the first nine months of 2009 compared with the corresponding periods of 2008 largely driven by lower marketing and administrative expenses.
Vaccines and Infectious Diseases segment profits increased 15% in the third quarter of 2009 as compared with the third quarter of 2008 primarily driven by higher sales of Zostavax, Pneumovax, Isentress and the pediatric formulation of Vaqta, partially offset by lower sales of Gardasil. Segment profits increased 1% in the first nine months of 2009 as compared with the same period of 2008, driven by lower marketing and administrative expenses.
The effective tax rate of 31.9% for the third quarter of 2009 is higher than the Company’s normal effective tax rate and includes a net unfavorable rate impact of approximately 5 percentage points reflecting the unfavorable rate impact of the gain on the sale of the Company’s interest in Merial (see Note 9 to the interim consolidated financial statements) being taxable in the United States at a combined federal and state rate of approximately 38.4%, partially offset by the favorable impact of the closing of a tax exam. The effective tax rate of 26.4% for the first nine months of 2009 is higher than the Company’s normal effective tax rate and includes a net unfavorable rate impact of approximately 1 percentage point reflecting the unfavorable impact of the gain on the sale of the Company’s interest in Merial, partially offset by the favorable impact of 2009 tax settlements, including the previously disclosed settlement reached with the Canada Revenue Agency (“CRA”) in the first quarter of 2009 (see Note

16 to the interim consolidated financial statements), as well as the closing of a tax exam. The effective tax rate of 22.1% for the third quarter of 2008 reflects the favorable impact of restructuring charges. The effective tax rate of 21.5% for the first nine months of 2008 reflects a net favorable impact of approximately 2 percentage points that includes favorable impacts relating to second quarter 2008 tax settlements, which resulted in a reduction of the Company’s liability for unrecognized tax benefits of approximately $200 million, the first quarter 2008 realization of foreign tax credits, as well as restructuring costs, largely offset by an unfavorable impact of the AZLP gain (see Note 9 to the interim consolidated financial statements) being fully taxable in the United States at a combined federal and state tax rate of approximately 36.3%. In the first quarter of 2008, the Company decided to distribute certain prior years’ foreign earnings to the United States which resulted in the utilization of foreign tax credits. These foreign tax credits arose as a result of tax payments made outside of the United States in prior years that became realizable based on a change in the Company’s decision to distribute these foreign earnings.
Net income attributable to Merck & Co., Inc. was $3.42 billion for the third quarter of 2009 compared with $1.09 billion for the third quarter of 2008 and was $6.41 billion for the first nine months of 2009 compared with $6.16 billion for the first nine months of 2008. Earnings per common share assuming dilution attributable to Merck & Co., Inc. common shareholders (“EPS”) for the third quarter of 2009 were $1.61 compared with $0.51 in the third quarter of 2008 and were $3.03 in the first nine months of 2009 compared with $2.85 for the first nine months of 2008. The increase in net income and EPS in the third quarter of 2009 was primarily due to the gain on the sale of the Company’s interest in Merial in 2009 as discussed above, as well as lower restructuring charges. The increase in net income and EPS for the first nine months of 2009 as compared with the same period in 2008 is primarily due to the gain on sale of the Company’s interest in Merial, as well as lower restructuring costs and marketing and administrative expenses, partially offset by the impact of the gain in 2008 on a distribution from AZLP as discussed above.
Research and Development Update
In September 2009, new data from a Phase IIB clinical study of odanacatib, Merck’s oral, once-weekly investigational treatment for osteoporosis, were presented at the 31st Annual Meeting of the American Society for Bone and Mineral Research and showed that when stopping treatment after two years, the increases in lower back (lumbar spine) bone mineral density (“BMD”) were reversed over the next year, while BMD at the hip (femoral neck) remained above levels observed at the start of the study.  Additionally, three years of treatment with odanacatib 50 mg demonstrated increases in BMD at key fracture sites and minimal impact on the formation of new bone as measured by biochemical markers of bone turnover.  Odanacatib is currently in Phase III clinical trials and is being evaluated in a large-scale, global outcomes study to determine its effects on vertebral, hip and non-vertebral fractures.  Odanacatib is a cathepsin K inhibitor that selectively inhibits the cathepsin K enzyme.  Cathepsin K is known to play a central role in the function of osteoclasts, which are cells that break down existing bone tissue, particularly the protein components of bone.  Inhibition of cathepsin K is a novel approach to the treatment of osteoporosis.
In September 2009, Merck updated the status of the clinical development programs for telcagepant (MK-0974) and MK-3207, the Company’s investigational oral calcitonin gene-related peptide (“CGRP”)-receptor antagonists for the intermittent treatment of acute migraine.  The Company provided this update in conjunction with poster presentations of new data from two Phase III clinical studies of telcagepant at the 14th International Headache Congress. Merck is currently reviewing available clinical data for telcagepant, which is currently in Phase III of clinical development, in preparation for discussions that the Company plans to have with regulatory agencies later in 2009. In April 2009, Merck announced it was delaying the filing of the U.S. application for telcagepant and no longer expected to file a New Drug Application (“NDA”) for telcagepant with the FDA in 2009. The decision was based on findings from a Phase IIa exploratory study in which a small number of patients taking telcagepant twice daily for three months for the prevention of migraine were found to have marked elevations in liver transaminases. The daily dosing regimen in the prevention study was different than the dosing regimen used in Phase III studies in which telcagepant was intermittently administered in one or two doses to treat individual migraine attacks as they occurred. Separately, Merck is discontinuing the clinical development program for MK-3207, the Company’s other investigational CGRP-receptor antagonist, and will not start confirmatory Phase IIb/III studies.  While efficacy was demonstrated in a Phase II study with MK-3207, some subjects in extended Phase I clinical pharmacology studies were found to have experienced delayed, asymptomatic liver test abnormalities, generally following discontinuation of drug administration.  This information led to the decision to discontinue development of MK-3207.
As previously disclosed, the results of the Phase IIb dose-ranging study of MK-0633 (5-lipoxygenase inhibitor) in patients with moderate to severe asthma were not supportive of continued development in this patient population.  The development of MK-0633 in patients with chronic obstructive pulmonary disease has also been terminated.
The Company submitted for filing an NDA with the FDA for MK-0653C, ezetimibe combined with atorvastatin, which is an investigational medication for the treatment of dyslipidemia being developed by the MSP Partnership, and the FDA recently refused to file the application. The FDA has identified additional manufacturing and stability data that are needed and the Company is assessing the FDA’s response in order to determine a new timetable for filing.
Merck continues its strategy of establishing strong external alliances to complement its substantial internal research capabilities, including research collaborations, licensing preclinical and clinical compounds and technology transfers to drive both near- and long-term growth.

In September 2009, Merck announced that it had entered into an exclusive agreement with CSL Biotherapies (“CSL”), a subsidiary of CSL Limited, to market and distribute Afluria, CSL’s seasonal influenza (flu) vaccine, in the United States, for the 2010/2011- 2015/2016 flu seasons.  Under the terms of the agreement, Merck will assume responsibility for all aspects of commercialization of Afluria in the United States.  CSL will supply Afluria to Merck and will retain responsibility for marketing the vaccine outside the United States. Afluria is indicated for the active immunization of persons age 18 years and older against influenza disease caused by influenza virus subtypes A and type B present in the vaccine.  This indication is based on immune response elicited by Afluria, and there have been no controlled trials demonstrating a decrease in influenza disease after vaccination with Afluria.
In July 2009, Merck and Portola Pharmaceuticals, Inc. (“Portola”) signed an exclusive global collaboration and license agreement for the development and commercialization of betrixaban (MK-4448), an investigational oral Factor Xa inhibitor anticoagulant currently in Phase II clinical development for the prevention of stroke in patients with atrial fibrillation. In return for an exclusive worldwide license to betrixaban, Merck paid Portola an initial fee of $50 million at closing, which the Company recorded as research and development expense in the third quarter of 2009.  Portola is eligible to receive additional cash payments totaling up to $420 million upon achievement of certain development, regulatory and commercialization milestones, as well as double-digit royalties on worldwide sales of betrixaban, if approved.  Merck will assume all development and commercialization costs, including the costs of Phase III clinical trials.  Portola has retained an option to co-fund Phase III clinical trials in return for additional royalties and to co-promote betrixaban with Merck in the United States. The term of the agreement commenced on the closing date and, unless terminated earlier, will continue until there are no remaining royalty payment obligations in a country, at which time the agreement will expire in its entirety in such country. The agreement may be terminated by either party in the event of a material uncured breach or bankruptcy of a party. The agreement may be terminated by Merck in the event that the parties or Merck decide to cease development of betrixaban for safety or efficacy.  In addition, Merck may terminate the agreement at any time upon 180 days prior written notice. Portola may terminate the agreement in the event that Merck challenges any Portola patent covering betrixaban. Upon termination of the agreement, depending upon the circumstances, the parties have varying rights and obligations with respect to the continued development and commercialization of betrixaban and, in the case of termination for cause by Merck, certain royalty obligations.
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
Also, in April 2009, Merck and Santen announced a worldwide licensing agreement for tafluprost (MK-2452), a prostaglandin analogue under investigation in the United States.  Tafluprost, preserved and preservative-free formulations, has received marketing approval for the reduction of elevated intraocular pressure in open-angle glaucoma and ocular hypertension in several European and Nordic countries as well as Japan and has been filed for approval in additional European and Asia Pacific markets. Under the terms of the agreement, Merck paid a fee, which was capitalized and will be amortized to materials and production costs over the life of the underlying patent, and will pay milestones and royalty payments based on future sales of tafluprost (both preserved and preservative-free formulations) in exchange for exclusive commercial rights to tafluprost in Western Europe (excluding Germany), North America, South America and Africa.  Santen will retain commercial rights to tafluprost in most countries in Eastern Europe, Northern Europe and Asia Pacific, including Japan.  Merck will provide promotion support to Santen in Germany and Poland.  If tafluprost is approved in the United States, Santen has an option to co-promote it there. The agreement between Merck and Santen expires on a country-by-country basis on the last to occur of (a) the expiry of the last to expire valid patent claim; or (b) the expiration of the last to expire royalty. Merck may terminate the agreement at any time upon 90 days prior written notice and also at any time upon 60 days prior written notice if Merck determines that the product presents issues of safety or tolerability. In addition, Merck may terminate the agreement in the event that any of the enumerated agreements between Santen and the co-owner/licensor of certain intellectual property terminate or expire and this materially adversely affects Merck. If either Merck or Santen materially breaches the agreement and fails to cure after receiving notice, then the non-breaching party may terminate the agreement. The agreement provides for termination by the non-insolvent party due to bankruptcy by the other party. Finally, the agreement will terminate if, during the term, Merck develops or commercializes a competitive product (as that term is defined in the agreement).

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
In March 2009, Merck acquired Insmed Inc.’s (“Insmed”) portfolio of follow-on biologic therapeutic candidates and its commercial manufacturing facilities located in Boulder, Colorado. Under the terms of the agreement, Merck paid Insmed an aggregate of $130 million in cash to acquire all rights to the Boulder facilities and Insmed’s pipeline of follow-on biologic candidates. Insmed’s follow-on biologics portfolio includes two clinical candidates: MK-4214, an investigational recombinant granulocyte-colony stimulating factor (“G-CSF”) that will be evaluated for its ability to prevent infections in patients with cancer receiving chemotherapy, and MK-6302, a pegylated recombinant G-CSF designed to allow for less frequent dosing. The transaction is being accounted for as a business combination; accordingly, the assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date in the Company’s financial statements. The determination of fair value requires management to make significant estimates and assumptions. In connection with the acquisition, the Company allocated substantially all of the purchase price to Insmed’s follow-on biologics portfolio (MK-4214 and MK-6302) and recorded an indefinite-lived intangible asset. The fair value was determined based upon the present value of expected future cash flows of new product candidates resulting from Insmed’s follow-on biologics portfolio adjusted for the probability of their technical and marketing success utilizing an income approach reflecting appropriate risk-adjusted discount rates. The Company will assess the indefinite-lived intangible assets for recoverability at least on an annual basis or as events and circumstances warrant a review. The ongoing activity related to MK-4214 and MK-6302 is not expected to be material to the Company’s research and development expense. The remaining net assets acquired were not material and there were no other milestone or royalty obligations associated with the acquisition. This transaction closed on March 31, 2009, and accordingly, the results of operations of the acquired business have been included in the Company’s results of operations beginning April 1, 2009.

The chart below reflects the Company’s current research pipeline as of October 15, 2009. Candidates shown in Phase III include specific products. Candidates shown in Phase I and II include the most advanced compound with a specific mechanism in a given therapeutic area. Small molecules and biologics are given MK-number designations and vaccine candidates are given V-number designations. Back-up compounds, regardless of their phase of development, additional indications in the same therapeutic area and additional claims, line extensions or formulations for in-line products are not shown.

Phase I

Alzheimer’s Disease
V950
Cancer
MK-0752
MK-1496
MK-1775
MK-2206
MK-4827
MK-5108
MK-8033
V934/V935
Cardiovascular
MK-3614
Diabetes
MK-4074
Endocrine
MK-4618
MK-6913
Infectious Disease
MK-3118
MK-3281
MK-6186
MK-6406
V114
Neurology
MK-7288
Neutropenia
MK-4214
MK-6302
Pain
MK-4409
Psychiatric Disease
MK-8368
Respiratory Disease
MK-7246

Phase II

Anemia
MK-2578
Atherosclerosis
MK-1903
Cancer
MK-0646
Cardiovascular
MK-0736
MK-4448 (betrixaban)
MK-6621 (vernakalant [oral]) (1)
Diabetes
MK-0893
MK-0941
MK-8245
Infectious Disease
MK-3415A
MK-7009
V419
V710
Insomnia
MK-4305
Osteoporosis
MK-5442
Psychiatric Disease
MK-0594
MK-8998
Respiratory Disease
MK-0476C
Sarcopenia
MK-2866 (ostarine)

Phase III

Atherosclerosis
MK-0524A (extended-release niacin/laropiprant)
MK-0524B (extended-release niacin/laropiprant/ simvastatin)
MK-0859 (anacetrapib)
Cancer
MK-8669 (ridaforolimus)
Diabetes
MK-0431C
HPV
V503
Migraine
MK-0974 (telcagepant)
Ophthalmology
MK-2452 (tafluprost) (2)
Osteoporosis
MK-0822 (odanacatib)

(1)	An affiliate of the Company has exclusive rights outside of the United States, Canada and Mexico to vernakalant (IV) for rapid conversion of acute atrial fibrillation to normal heart rhythm. In August 2009, the European Medicines Agency accepted for review the Company’s Marketing Authorization Application seeking marketing approval for vernakalant (IV) in the EU.

(2)	Launched in certain countries in Europe.
Selected Joint Venture and Affiliate Information
Merck/Schering-Plough Partnership
The MSP Partnership reported combined global sales of Zetia and Vytorin of $1.03 billion for the third quarter of 2009, representing a decline of 7% over the third quarter of 2008. Sales for the first nine months of 2009 were $3.0 billion, a decline of 14% compared with the first nine months of 2008. Global sales of Zetia, the cholesterol-absorption inhibitor also marketed as Ezetrol outside the United States, were $514.5 million in the third quarter of 2009 and $1.51 billion for the first nine months of 2009, representing declines of 4% and 10%, respectively, compared with the same periods of 2008. Global sales of Vytorin, marketed outside the United States as Inegy, were $514.1 million in the third quarter of 2009 and $1.50 billion for first nine months of 2009, representing declines of 9% and 17%, respectively, compared with the same periods of 2008. Sales of Zetia and Vytorin have declined following the previously disclosed announcement of the ENHANCE and SEAS clinical trial results in 2008. The rate of prescription market share decline in the United States for Zetia and Vytorin appears to be stabilizing.
See Note 11 to the interim consolidated financial statements for information with respect to litigation involving Merck and Schering-Plough (the “Partners”) and the MSP Partnership related to the sale and promotion of Zetia and Vytorin.
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
Sanofi Pasteur MSD
Total vaccine sales reported by SPMSD were $495.8 million and $566.8 million in the third quarter of 2009 and 2008, respectively, and were $1.15 billion and $1.41 billion for the first nine months of 2009 and 2008, respectively. The declines were primarily driven by lower sales of Gardasil. SPMSD sales of Gardasil were $108.1 million and $220.1 million for the third quarter of 2009 and 2008, respectively, and were $417.1 million and $694.1 million for the first nine months of 2009 and 2008, respectively.
Merial Limited
On September 17, 2009, Merck sold its 50% interest in Merial to sanofi-aventis for $4 billion in cash, subject to adjustment in certain circumstances.  The sale resulted in the recognition of a $2.76 billion pretax gain reflected in Other income (expense), net in the third quarter of 2009.
Also, in connection with the sale of Merial, Merck, sanofi-aventis and Schering-Plough signed a call option agreement.  Under the terms of the call option agreement, following the closing of the Merck/Schering-Plough merger, sanofi-aventis would have an option to require New Merck to combine Schering-Plough’s Intervet/Schering-Plough Animal Health business with Merial to form an animal health joint venture that would be owned equally by New Merck and sanofi-aventis. As part of the call option agreement, the value of Merial has been fixed at $8 billion.  The minimum total value received by New Merck and its affiliates for contributing Intervet/Schering-Plough to the combined entity would be $9.25 billion (subject to customary transaction adjustments), consisting of a floor valuation of Intervet/Schering-Plough which is fixed at a minimum of $8.5 billion (subject to potential upward revision based on a valuation exercise by the two parties) and an additional payment by sanofi-aventis of $750 million. Based on the valuation exercise of Intervet/Schering-Plough and the customary transaction adjustments, if Merial and Intervet/Schering-Plough are combined, a payment may be required to be paid by either party to make the joint venture equally owned by New Merck and sanofi-aventis.  This payment would true-up the value of the contributions such that they are equal. Any formation of a new animal health joint venture with sanofi-aventis is subject to customary closing conditions including antitrust review in the United States and Europe. Prior to the closing of the merger between Merck and Schering-Plough, the agreements provide Merck with certain rights to terminate the call option for a fee of $400 million. The termination fee would be a reduction in the price paid by sanofi-aventis for Merial. The recognition of the termination fee has been deferred until the conditions that could trigger its payment lapse which is expected in the fourth quarter of 2009.

The Company records the results from its interest in the MSP Partnership, AZLP, SPMSD and Merial in Equity income from affiliates.
Liquidity and Capital Resources

	September 30,	December 31,
($ in millions)	2009	2008

Cash and investments (1)	$22,720.9	$11,977.7
Working capital	$21,643.1	$4,793.9
Total debt to total liabilities and equity	18.6%	13.2%

(1)	In addition, the Company had $0.3 billion and $6.3 billion of cash and investments at September 30, 2009 and December 31, 2008, respectively, restricted under certain collateral obligations as discussed below.
The cash portion of the consideration of the planned merger with Schering-Plough, which is estimated to be approximately $18 billion, will be funded with a combination of existing cash, including the proceeds from the sale of the Company’s interest in Merial discussed above, the sale or redemption of short-term investments and the issuance of debt. In preparation for the merger, during the second quarter of 2009, the Company closed an underwritten public offering of $4.25 billion senior unsecured notes as discussed below. Additionally, a significant portion of the Company’s long-term investments as of December 31, 2008 have been liquidated in anticipation of the merger. These activities have resulted in a significant increase in cash and working capital as of September 30, 2009.
During the first nine months of 2009, cash provided by operating activities was $1.15 billion compared with $5.56 billion in the first nine months of 2008. The decline in cash provided by operating activities largely reflects $4.1 billion of payments into the Vioxx settlement funds and a $660 million payment made in connection with the previously disclosed settlement with the CRA in 2009, as well as $2.1 billion received in 2008 in connection with a partial redemption of the Company’s interest in certain AZLP product rights discussed above, representing a distribution of the Company’s accumulated earnings on its investment in AZLP since inception. On an ongoing basis, cash provided by operations will continue to be the Company’s primary source of funds to finance operating needs and capital expenditures. Cash provided by investing activities in the first nine months of 2009 was $16.02 billion compared with a use of cash in investing activities of $1.38 billion in the first nine months of 2008 reflecting a decrease in restricted cash primarily due to the release of pledged collateral for certain Vioxx matters (see below), lower purchases of securities and other investments and higher proceeds from sales and securities and other investments and the 2009 disposition of the Company’s interest in Merial discussed above, partially offset by a distribution from AZLP in 2008 representing a return of the Company’s investment in AZLP. Cash provided by financing activities was $211.1 million for the first nine months of 2009 compared with a use of cash by financing activities of $3.77 billion in the first nine months of 2008 reflecting the 2009 issuance of $4.25 billion senior unsecured notes, no purchases of treasury stock and lower payments on debt, partially offset by a net decrease in short-term borrowings.
In August 2008, the Company executed a $4.1 billion letter of credit agreement with a financial institution, which satisfied certain conditions set forth in the U.S. Vioxx Settlement Agreement (see Note 11 to the interim consolidated financial statements). The Company pledged collateral to the financial institution of approximately $5.1 billion pursuant to the terms of the letter of credit agreement. Although the amount of assets pledged as collateral was set by the letter of credit agreement and such assets were held in custody by a third party, the assets were managed by the Company. The Company considered the assets pledged under the letter of credit agreement to be restricted. The letter of credit amount and required collateral balances declined as payments (after the first $750 million) under the Settlement Agreement were made. As of December 31, 2008, $3.8 billion was recorded within Deferred income taxes and other current assets and $1.3 billion was classified as Other assets. As of September 30, 2009, the Company had made all payments into the Vioxx settlement funds pursuant to the Settlement Agreement. Accordingly, the letter of credit agreement was terminated and the collateral was released.
During 2009, the Company made payments of $4.1 billion into the Vioxx settlement funds pursuant to the Settlement Agreement, of which $15 million, $1.376 billion and $2.709 billion was paid in the first, second and third quarters of 2009, respectively.
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
In addition, in July 2007 and November 2008, the CRA proposed additional adjustments for 1999 and 2000, respectively, relating to other intercompany pricing matters. The adjustments would increase Canadian tax due by approximately $295 million (U.S. dollars) plus approximately $300 million (U.S. dollars) of interest through September 30, 2009. It is possible that the CRA will propose similar adjustments for later years. The Company disagrees with the positions taken by the CRA and believes they are without merit. The Company intends to contest the assessments through the CRA appeals process and the courts if necessary. Management believes that resolution of these matters will not have a material effect on the Company’s financial position or liquidity.
In connection with the appeals process for the matters discussed above, during 2007, the Company pledged collateral to two financial institutions, one of which provided a guarantee to the CRA and the other to the Quebec Ministry of Revenue representing a portion of the tax and interest assessed. As a result of the settlement noted above, guarantees required to appeal the disputes were reduced or eliminated and approximately $960 million of associated collateral was released. Certain of the cash and investments continue to be collateralized for guarantees required to appeal other Canadian tax disputes. The collateral is included in Deferred income taxes and other current assets and Other assets in the Consolidated Balance Sheet and totaled approximately $280 million and $1.2 billion at September 30, 2009 and December 31, 2008, respectively.
Capital expenditures totaled $903.6 million and $914.3 million for the first nine months of 2009 and 2008, respectively. Capital expenditures for full year 2009 are estimated to be $1.5 billion.
Dividends paid to stockholders were $2.41 billion and $2.47 billion for the first nine months of 2009 and 2008, respectively.  In May and July 2009, the Board of Directors declared a quarterly dividend of $0.38 per share on the Company’s common stock for the third and fourth quarters of 2009.
The Company did not purchase any treasury stock during the first nine months of 2009. The Company has approximately $2.4 billion remaining under the July 2002 treasury stock purchase authorization.
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
In connection with the planned merger with Schering-Plough (see Note 2), on March 8, 2009, Merck entered into a financing commitment letter with JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. (collectively “JPMorgan”), under which JPMorgan committed to provide $7 billion of financing. On May 6, 2009, Merck entered into a $3 billion 364-day senior unsecured interim term loan facility (the “bridge loan facility”); a $3 billion 364-day asset sale revolving credit facility (the “asset sale facility”); and a $1 billion 364-day corporate revolving credit facility (the “incremental facility”). In addition, in April 2009, Merck amended its existing $1.5 billion five-year revolving credit facility maturing in 2013 which will allow this existing facility to remain in place after the merger. In connection with the above $4.25 billion offering, the bridge loan facility was terminated and the commitment of the lenders under the 364-day asset sale facility was reduced. Upon completion of the sale of Merial to sanofi-aventis (see Note 9), the asset sale facility was terminated. The incremental facility will be used to fund, or backstop commercial paper used to fund, the merger and for other general corporate purposes. The funding of the incremental facility and the effectiveness of the amendment to Merck’s existing credit facility is subject to the consummation of the proposed Schering-Plough merger. Merck has incurred commitment fees of approximately $120 million associated with these facilities which are being amortized over the commitment period. The Company may incur up to an additional approximately $40 million in commitment fees.
The commitment under the incremental facility described above and the ability to draw under that facility or render the amendment of Merck’s existing revolving credit facility effective expire on a “drop-dead date” of December 8, 2009. However, this drop-dead date will be automatically extended to March 8, 2010, if the drop-dead date under the Schering-Plough merger agreement is extended to March 8, 2010.
During the third quarter of 2009, the Company entered into certain transactions which will increase future minimum purchase obligations by approximately $180 million for 2010-2011; $190 million for 2012-2013; and $190 million thereafter.
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
Critical Accounting Policies
The Company’s significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 to the consolidated financial statements for the year ended December 31, 2008 included in Merck’s Form 8-K filed on May 20, 2009. Certain of these accounting policies are considered critical as disclosed in the Critical Accounting Policies and Other Matters section of Management’s Discussion and Analysis included in Merck’s Form 8-K filed on May 20, 2009 because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. Other than the adoption of new guidance on business combinations and the other-than-temporary impairment model for debt securities, as discussed in Note 1 to these interim consolidated financial statements, there have been no significant changes in the Company’s critical accounting policies since December 31, 2008.
Fair Value Measurements
On January 1, 2008, the Company adopted new guidance on fair value measurements, which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. The new guidance established a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value (see Note 6 to the interim consolidated financial statements). At September 30, 2009, the Company’s Level 3 assets of $35.7 million primarily include mortgage-backed and asset-backed securities, as well as certain corporate notes and bonds for which there was a decrease in the observability of market pricing for these investments. On January 1, 2008, the Company had investments in a short-term fixed income fund (the “Fund”). Due to market liquidity conditions, cash redemptions from the Fund were restricted. As a result of this restriction on cash redemptions, the Company did not consider the Fund to be traded in an active market with observable pricing on January 1, 2008 and these amounts were categorized as Level 3. On January 7, 2008, the Company elected to be redeemed-in-kind from the Fund and received its share of the underlying securities of the Fund. As a result, the majority of the underlying securities were transferred out of Level 3 as it was determined these securities had observable markets. As of September 30, 2009, $35.7 million of the investment securities associated with the redemption-in-kind remained classified in Level 3 (approximately 3.4% of the Company’s investment securities) as the securities contained at least one significant input which was unobservable (all of which were pledged under certain collateral arrangements (see Note 16 to the interim consolidated financial statements)). These securities account for the entire balance of the Company’s Level 3 assets at September 30, 2009. These securities were valued primarily using pricing models for which management understands the methodologies. These models incorporate transaction details such as contractual terms, maturity, timing and amount of future cash inflows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at September 30, 2009.
Recently Issued Accounting Standards Not Yet Adopted
In October 2009, the FASB issued new guidance for revenue recognition with multiple deliverables, which is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. This guidance eliminates the residual method under the current guidance and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price. If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. After adoption, this guidance will also require expanded qualitative and quantitative disclosures. The Company is currently assessing the impact of adoption on its financial position and results of operations.
In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets, which is effective January 1, 2010. The amendment eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets and requires enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The Company is currently assessing the impact of adoption on its financial position and results of operations.
Also in June 2009, the FASB amended the existing accounting and disclosure guidance for the consolidation of variable interest entities, which is effective January 1, 2010. The amended guidance requires enhanced disclosures intended to provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  The Company is currently assessing the impact of adoption on its financial position and results of operations.
In December 2008, the FASB amended existing guidance for an employer’s disclosures about plan assets of a defined pension or other postretirement plan, which is effective December 31, 2009. This amended guidance requires disclosures about plan assets including how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and significant concentrations of risk within plan assets. Since the amended guidance requires only additional disclosures about the Company’s pension and other postretirement plan assets, the adoption will not affect the Company’s financial position or results of operations.
Legal Proceedings
The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including product liability, intellectual property, and commercial litigation, as well as additional matters such as antitrust actions. The following discussion is limited to recent developments concerning legal proceedings and should be read in conjunction with the interim consolidated financial statements contained in (i) this report, (ii) the Company’s reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009 and (iii) the consolidated financial statements for the year ended December 31, 2008 contained in the Company’s Form 8-K filed on May 20, 2009.
Vioxx Litigation
Product Liability Lawsuits
As previously disclosed, individual and putative class actions have been filed against the Company in state and federal courts alleging personal injury and/or economic loss with respect to the purchase or use of Vioxx. All such actions filed in federal court are coordinated in a multidistrict litigation in the U.S. District Court for the Eastern District of Louisiana (the “MDL”) before District Judge Eldon E. Fallon. A number of such actions filed in state court are coordinated in separate coordinated proceedings in state courts in New Jersey, California and Texas, and the counties of Philadelphia, Pennsylvania and Washoe and Clark Counties, Nevada. As of September 30, 2009, the Company had been served or was aware that it had been named as a defendant in approximately 10,000 lawsuits, which include approximately 22,950 plaintiff groups, alleging personal injuries resulting from the use of Vioxx, and in approximately 53 putative class actions alleging personal injuries and/or economic loss. (All of the actions discussed in this paragraph and in “Other Lawsuits” below are collectively referred to as the “Vioxx Product Liability Lawsuits.”) Of these lawsuits, approximately 8,025 lawsuits representing approximately 18,525 plaintiff groups are or are slated to be in the federal MDL and approximately 135 lawsuits representing approximately 135 plaintiff groups are included in a coordinated proceeding in New Jersey Superior Court before Judge Carol E. Higbee.
Of the plaintiff groups described above, most are currently in the Vioxx Settlement Program, described below. As of September 30, 2009, approximately 60 plaintiff groups who were otherwise eligible for the Settlement Program have not participated and their claims remain pending against Merck. In addition, the claims of approximately 250 plaintiff groups who are not eligible for the Settlement Program remain pending against Merck. A number of these 250 plaintiff groups are subject to various motions to dismiss for failure to comply with court-ordered deadlines.
In addition to the Vioxx Product Liability Lawsuits discussed above, the claims of over 31,700 plaintiffs had been dismissed as of September 30, 2009. Of these, there have been over 10,000 plaintiffs whose claims were dismissed with prejudice (i.e., they cannot be brought again) either by plaintiffs themselves or by the courts. Over 21,700 additional plaintiffs have had their claims dismissed without prejudice (i.e., subject to the applicable statute of limitations, they can be brought again). Of these, approximately 13,750 plaintiff groups represent plaintiffs who had lawsuits pending in the New Jersey Superior Court at the time of the Settlement Agreement described below and who enrolled in the program established by the Settlement Agreement (the “Settlement Program”). Judge Higbee has dismissed these cases without prejudice for administrative reasons.
On November 9, 2007, Merck announced that it had entered into an agreement (the “Settlement Agreement”) with the law firms that comprise the executive committee of the Plaintiffs’ Steering Committee (“PSC”) of the federal Vioxx MDL, as well as representatives of plaintiffs’ counsel in the Texas, New Jersey and California state coordinated proceedings, to resolve state and federal myocardial infarction (“MI”) and ischemic stroke (“IS”) claims filed as of that date in the United States. The Settlement Agreement, which also applies to tolled claims, was signed by the parties after several meetings with three of the four judges overseeing the coordination of more than 95% of the U.S. Vioxx Product Liability Lawsuits. The Settlement Agreement applies only to U.S. legal residents and those who allege that their MI or IS occurred in the United States. The Settlement Agreement provided for Merck to pay a fixed aggregate amount of $4.85 billion into two funds ($4.0 billion for MI claims and $850 million for IS claims).
Interim payments have been made to certain plaintiffs who qualified for those payments. Final payments for qualifying MI claims commenced on or about October 8, 2009, bringing the total payments to date to approximately $3.1 billion paid to more than 20,000 MI claimants. In addition, interim payments totaling over $96 million have been made to more than 3,100 IS claimants. It is expected that the full $4.85 billion will be distributed before the end of the first half of 2010. Merck has completed making payments into the settlement funds.
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
The first, McDarby, was originally tried along with a second plaintiff, Cona, in April 2006, in the Superior Court of New Jersey, Law Division, Atlantic County. The jury returned a split verdict. The jury determined that Vioxx did not substantially contribute to the heart attack of Mr. Cona, but did substantially contribute to the heart attack of Mr. McDarby. The jury also concluded that, in each case, Merck violated New Jersey’s consumer fraud statute. The jury awarded $4.5 million in compensatory damages to Mr. McDarby and his wife, who also was a plaintiff in that case, as well as punitive damages of $9 million. Judge Higbee awarded approximately $4 million in the aggregate in attorneys’ fees and costs. The Company appealed the judgments in both cases and the Appellate Division held oral argument on both cases on January 16, 2008. The Court upheld the McDarby compensatory award, but reversed all other awards. The Company filed with the Supreme Court of New Jersey a petition to appeal those parts of the trial court’s rulings that the Appellate Division affirmed. Plaintiffs filed a cross-petition to appeal those parts of the trial court’s rulings that the Appellate Division reversed. In October 2008, the Supreme Court of New Jersey granted Merck’s petition for certification of appeal, limited solely to the issue of whether the Federal Food, Drug and Cosmetic Act preempts state law tort claims predicated on the alleged inadequacy of warnings contained in Vioxx labeling that was approved by the FDA. Subsequently, the New Jersey Supreme Court dismissed the Company’s appeal in light of the U.S. Supreme Court’s decision in Wyeth v. Levine. The parties have tentatively resolved this matter which resulted in the Company establishing an immaterial reserve in the third quarter of 2009.
As previously reported, in September 2006, Merck filed a notice of appeal of the August 2005 jury verdict in favor of the plaintiff in the Texas state court case, Ernst v. Merck. On May 29, 2008, the Texas Court of Appeals reversed the trial court’s judgment and issued a judgment in favor of Merck. The Court of Appeals found the evidence to be legally insufficient on the issue of causation. Plaintiff filed a motion for rehearing en banc in the Court of Appeals. On June 4, 2009, in response to plaintiff’s motion for rehearing, the Court of Appeals issued a new opinion reversing the jury’s verdict and judgment is still rendered for Merck. On September 8, 2009, plaintiff filed a second motion for rehearing en banc.
As previously reported, in April 2006, in Garza v. Merck, a jury in state court in Rio Grande City, Texas returned a verdict in favor of the family of decedent Leonel Garza. The jury awarded a total of $7 million in compensatory damages to Mr. Garza’s widow and three sons. The jury also purported to award $25 million in punitive damages even though under Texas law, in this case, potential punitive damages were capped at $750,000. In May 2008, the San Antonio Court of Appeals reversed the judgment and rendered a judgment in favor of Merck. In December 2008, the Court of Appeals, on rehearing, vacated its prior ruling and issued a replacement. In the new ruling, the Court ordered a take-nothing judgment for Merck on the design defect claim, but reversed and remanded for a new trial as to the strict liability claim because of juror misconduct. In January 2009, Merck filed a petition for review with the Texas Supreme Court. The Texas Supreme Court has granted Merck’s petition for review and scheduled oral argument for January 20, 2010.
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
Approximately 190 claims by individual private third-party payors are currently pending in the New Jersey court and in federal court in the MDL. On September 15, 2009, Merck announced it had finalized a settlement agreement, which it had previously disclosed, to resolve all pending lawsuits in which U.S.-based private third-party payors (“TPPs”) sought reimbursement for covering Vioxx purchased by their plan members. Certain other claimants participated in the resolution as well. The agreement provides that Merck does not admit wrongdoing or fault. Under the settlement agreement, Merck will pay a fixed total of $80 million. This amount includes a settlement fund that will be divided among the TPPs (insurers, employee benefit plans and union welfare funds) participating in the resolution in accordance with a formula that is based on product volume and a provision for potential payment of attorneys’ fees. In return, the settling TPPs will dismiss their lawsuits and release their claims against the Company. The Company recorded a charge of $80 million in the second quarter of 2009 related to the settlement.
Separately, there are also still pending in various U.S. courts putative class actions purportedly brought on behalf of individual purchasers or users of Vioxx and seeking reimbursement of alleged economic loss.
The New Jersey Superior Court heard argument on plaintiffs’ motion for class certification in Martin-Kleinman v. Merck, a putative consumer class action, on December 5, 2008. On March 17, 2009, the Court denied the motion for class certification. Plaintiffs moved for reconsideration of that ruling on May 1, 2009 and Merck filed an opposition on June 3, 2009. The Court denied the motion on August 13, 2009. Plaintiffs moved for leave to appeal the decision to the New Jersey Superior Court, Appellate Division, on

September 2, 2009. Merck submitted its opposition to that motion on September 21, 2009. On September 29, 2009, the Appellate Division denied plaintiffs’ motion.
On June 12, 2008, a Missouri state court certified a class of Missouri plaintiffs seeking reimbursement for out-of-pocket costs relating to Vioxx.  The plaintiffs do not allege any personal injuries from taking Vioxx.  The Missouri Court of Appeals affirmed the trial court’s certification of a class on May 12, 2009, and the Missouri Supreme Court denied Merck’s application for review of that decision on September 1, 2009. Trial has been set for April 11, 2011. In addition, in Indiana, plaintiffs have filed a motion to certify a class of Indiana Vioxx purchasers in a case pending before the Circuit Court of Marion County, Indiana; Merck is preparing its opposition. Briefing is complete on plaintiffs’ motion to certify a class of Kentucky Vioxx purchasers before the Circuit Court of Pike County, Kentucky. The court will hear oral argument in November 2009. A judge in Cook County, Illinois has consolidated three putative class actions brought by Vioxx purchasers. Class certification has not yet been briefed in the consolidation action.
Plaintiffs also filed a class action in California state court seeking certification of a class of California third-party payors and end-users. The court denied the motion for class certification on April 30, 2009. Plaintiffs have appealed that decision to the California Court of Appeal. Plaintiffs submitted their brief on August 24, 2009. Merck filed a response on October 5, 2009, and plaintiffs’ reply is due November 2, 2009. The Court of Appeal will hear argument on November 25, 2009.
The Company has also been named as a defendant in twenty-one separate lawsuits brought by government entities, including the Attorneys General of thirteen states, five counties, the City of New York, and private citizens (who have brought qui tam and taxpayer derivative suits). These actions allege that the Company misrepresented the safety of Vioxx and seek: (i) recovery of the cost of Vioxx purchased or reimbursed by the state and its agencies; (ii) reimbursement of all sums paid by the state and its agencies for medical services for the treatment of persons injured by Vioxx; (iii) damages under various common law theories; and/or (iv) remedies under various state statutory theories, including state consumer fraud and/or fair business practices or Medicaid fraud statutes, including civil penalties. One of the lawsuits brought by the counties is a class action filed by Santa Clara County, California on behalf of all similarly situated California counties.
With the exception of a case filed by the Texas Attorney General (which remains in Texas state court and is currently scheduled for trial in February 2010) and a case filed by the Michigan Attorney General (which was remanded to state court in January 2009), all of the actions described in the above paragraph have been transferred to the federal MDL proceeding. Those actions are in the discovery phase. In the Michigan case, Merck is currently seeking appellate review of the trial court’s order denying Merck’s motion to dismiss. The trial court has entered a stay of proceedings (including discovery) pending the result of that appeal. In the MDL proceeding, the parties and the court have agreed that the Louisiana Attorney General case will be the first governmental entity case to be tried. The Louisiana Attorney General submitted an amended complaint on May 12, 2009, and Merck filed a motion to dismiss the amended complaint on June 10, 2009. Judge Fallon held a hearing on that motion on July 28, 2009 and it remains pending. Trial is scheduled for April 12, 2010.
Shareholder Lawsuits
As previously disclosed, in addition to the Vioxx Product Liability Lawsuits, the Company and various current and former officers and directors are defendants in various putative class actions and individual lawsuits under the federal securities laws and state securities laws (the “Vioxx Securities Lawsuits”). All of the Vioxx Securities Lawsuits pending in federal court have been transferred by the Judicial Panel on Multidistrict Litigation (the “JPML”) to the United States District Court for the District of New Jersey before District Judge Stanley R. Chesler for inclusion in a nationwide MDL (the “Shareholder MDL”). Judge Chesler has consolidated the Vioxx Securities Lawsuits for all purposes. The putative class action, which requested damages on behalf of purchasers of Company stock between May 21, 1999 and October 29, 2004, alleged that the defendants made false and misleading statements regarding Vioxx in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and sought unspecified compensatory damages and the costs of suit, including attorneys’ fees. The complaint also asserted claims under Section 20A of the Securities and Exchange Act against certain defendants relating to their sales of Merck stock and under Sections 11, 12 and 15 of the Securities Act of 1933 against certain defendants based on statements in a registration statement and certain prospectuses filed in connection with the Merck Stock Investment Plan, a dividend reinvestment plan. On April 12, 2007, Judge Chesler granted defendants’ motion to dismiss the complaint with prejudice. Plaintiffs appealed Judge Chesler’s decision to the United States Court of Appeals for the Third Circuit. On September 9, 2008, the Third Circuit issued an opinion reversing Judge Chesler’s order and remanding the case to the District Court. Merck filed a petition for a writ of certiorari with the United States Supreme Court on January 15, 2009, which the Supreme Court granted on May 26, 2009. Merck filed its opening brief on the merits on August 10, 2009. Plaintiffs filed their brief on October 19, 2009. While Merck’s petition for certiorari was pending, the case was remanded to the District Court, plaintiffs filed their Consolidated and Fifth Amended Class Action Complaint, and Merck filed a motion to dismiss that complaint on May 1, 2009. The parties have stipulated to stay the District Court proceedings pending the outcome of the Supreme Court appeal. Merck’s motion to dismiss in the District Court has been withdrawn without prejudice to Merck’s right to re-file pending the outcome of the Supreme Court appeal.

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
As previously disclosed, on October 29, 2004, two individual shareholders made a demand on the Company’s Board to take legal action against Mr. Raymond Gilmartin, former Chairman, President and Chief Executive Officer, and other individuals for allegedly causing damage to the Company with respect to the allegedly improper marketing of Vioxx. In December 2004, the Special Committee of the Board of Directors retained the Honorable John S. Martin, Jr. of Debevoise & Plimpton LLP to conduct an independent investigation of, among other things, the allegations set forth in the demand. Judge Martin’s report was made public in September 2006. Based on the Special Committee’s recommendation made after careful consideration of the Martin report and the impact that derivative litigation would have on the Company, the Board rejected the demand. On October 11, 2007, the shareholders filed a lawsuit in state court in Atlantic County, New Jersey against current and former executives and directors of the Company alleging that the Board’s rejection of their demand was unreasonable and improper, and that the defendants breached various duties to the Company in allowing Vioxx to be marketed. The current and former executive and director defendants filed motions to dismiss the complaint in June 2008. On October 30, 2008, proceedings in the case were stayed through March 1, 2009. On November 21, 2008, the pending motions to dismiss were denied without prejudice in light of the stay. Defendants renewed their motions to dismiss on June 3, 2009. The motions have been fully briefed and are currently pending before the Court. Trial has been set for April 5, 2010, and discovery in this litigation is ongoing.
International Lawsuits
As previously disclosed, in addition to the lawsuits discussed above, the Company has been named as a defendant in litigation relating to Vioxx in various countries (collectively, the “Vioxx Foreign Lawsuits”) in Europe, as well as Canada, Brazil, Argentina, Australia, Turkey, Israel, The Philippines and Singapore.
In November 2006, the Superior Court in Quebec authorized the institution of a class action on behalf of all individuals who, in Quebec, consumed Vioxx and suffered damages arising out of its ingestion. On May 7, 2009, the plaintiffs served an introductory motion for a class action based upon that authorization, and the case remains in preliminary stages of litigation. On May 30, 2008, the provincial court of Queen’s Bench in Saskatchewan, Canada entered an order certifying a class of Vioxx users in Canada, except those in Quebec. The class includes individual purchasers who allege inducement to purchase by unfair marketing practices; individuals who allege Vioxx was not of acceptable quality, defective or not fit for the purpose of managing pain associated with approved indications; or ingestors who claim Vioxx caused or exacerbated a cardiovascular or gastrointestinal condition. The Company appealed the certification order and on March 30, 2009, the Court of Appeal granted the Company’s appeal and quashed the certification order. On May 29, 2009, plaintiffs sought leave to appeal the judgment of the Saskatchewan Court of Appeal to the Supreme Court of Canada. On October 22, 2009, the Supreme Court of Canada dismissed plaintiffs’ application and decided not to review the judgment of the Saskatchewan Court of Appeal. On July 28, 2008, the Superior Court in Ontario denied the Company’s motion to stay class proceedings in Ontario, which had been based on the earlier certification order entered in Saskatchewan, and decided to certify an overlapping class of Vioxx users in Canada, except those in Quebec and Saskatchewan, who allege negligence and an entitlement to elect to waive the tort. On February 13, 2009, the Ontario Divisional Court declined to set aside the order denying the stay. The Ontario Court of Appeal denied leave to appeal on May 15, 2009, and on June 23, 2009, Merck sought leave to appeal from that decision to the Supreme Court of Canada, and requested that the Saskatchewan and Ontario applications for leave to appeal to the Supreme Court be heard together. On October 22, 2009, the Supreme Court of Canada dismissed Merck’s application and decided not to review the judgment of the Ontario Court of Appeal. After the Court of Appeal for Saskatchewan quashed the multi-jurisdictional certification order entered in that province, Merck also applied to the Ontario Court of Appeal for leave to appeal from the Ontario certification order. Leave to appeal was granted, the appeal was filed on May 20, 2009 and the appeal from the Ontario certification order is pending. Merck also sought leave to appeal to the Divisional Court, argued that motion on August 14, 2009, and the court reserved decision.
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
Investigations
As previously disclosed, the Company has received subpoenas from the U.S. Department of Justice (the “DOJ”) requesting information related to the Company’s research, marketing and selling activities with respect to Vioxx in a federal health care investigation under criminal statutes. This investigation includes subpoenas for witnesses to appear before a grand jury. As previously disclosed, in March 2009, Merck received a letter from the U.S. Attorney’s Office for the District of Massachusetts identifying it as a target of the grand jury investigation regarding Vioxx. Further, as previously disclosed, investigations are being conducted by local authorities in certain cities in Europe in order to determine whether any criminal charges should be brought concerning Vioxx. The Company is cooperating with these governmental entities in their respective investigations (the “Vioxx Investigations”). The Company cannot predict the outcome of these inquiries; however, they could result in potential civil and/or criminal dispositions.
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

There are no U.S. Vioxx Product Liability Lawsuit trials scheduled in 2009, although several are currently scheduled for trial in 2010. The Company cannot predict the timing of any other trials related to the Vioxx Litigation. The Company believes that it has meritorious defenses to the Vioxx Product Liability Lawsuits, Vioxx Shareholder Lawsuits and Vioxx Foreign Lawsuits (collectively the “Vioxx Lawsuits”) and will vigorously defend against them. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek indeterminate damages, the Company is unable to predict the outcome of these matters, and at this time cannot reasonably estimate the possible loss or range of loss with respect to the Vioxx Lawsuits not included in the Settlement Program. The Company has not established any reserves for any potential liability relating to the Vioxx Lawsuits not included in the Settlement Program, other than the $80 million separately reserved for the settlement of the U.S. Vioxx third-party payor litigation and the McDarby matter as noted above, or the Vioxx Investigations. Unfavorable outcomes in the Vioxx Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.
Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. As of December 31, 2008, the Company had an aggregate reserve of approximately $4.379 billion (the “Vioxx Reserve”) for the Settlement Program and the Company’s future legal defense costs related to the Vioxx Litigation.
During the first nine months of 2009, the Company spent approximately $190 million in the aggregate in legal defense costs worldwide, including $65 million in the third quarter of 2009, related to (i) the Vioxx Product Liability Lawsuits, (ii) the Vioxx Shareholder Lawsuits, (iii) the Vioxx Foreign Lawsuits, and (iv) the Vioxx Investigations (collectively, the “Vioxx Litigation”). In addition, during the first nine months of 2009, the Company paid an additional $4.1 billion into the settlement funds in connection with the Settlement Program, of which $2.7 billion was paid in the third quarter of 2009. Also, in the third quarter of 2009, the Company recorded a $40 million charge solely for its future legal defense costs for the Vioxx Litigation. Consequently, as of September 30, 2009, the aggregate amount of the Vioxx Reserve was approximately $129 million, which is solely for its future legal defense costs for the Vioxx Litigation. Some of the significant factors considered in the review of the Vioxx Reserve were as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of the Vioxx Litigation, including the Settlement Agreement and the expectation that certain lawsuits will continue to be pending; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the Vioxx Litigation. The amount of the Vioxx Reserve as of September 30, 2009 allocated solely to defense costs represents the Company’s best estimate of the minimum amount of defense costs to be incurred in connection with the remaining aspects of the Vioxx Litigation; however, events such as additional trials in the Vioxx Litigation and other events that could arise in the course of the Vioxx Litigation could affect the ultimate amount of defense costs to be incurred by the Company.
The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the Vioxx Reserve at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.
Other Product Liability Litigation
As previously disclosed, the Company is a defendant in product liability lawsuits in the United States involving Fosamax (the “Fosamax Litigation”). As of September 30, 2009, approximately 953 cases, which include approximately 1,334 plaintiff groups, had been filed and were pending against Merck in either federal or state court, including one case which seeks class action certification, as well as damages and/or medical monitoring. In these actions, plaintiffs allege, among other things, that they have suffered osteonecrosis of the jaw, generally subsequent to invasive dental procedures, such as tooth extraction or dental implants and/or delayed healing, in association with the use of Fosamax. On August 16, 2006, the JPML ordered that the Fosamax product liability cases pending in federal courts nationwide should be transferred and consolidated into one multidistrict litigation (the “Fosamax MDL”) for coordinated pre-trial proceedings. The Fosamax MDL has been transferred to Judge John Keenan in the United States District Court for the Southern District of New York. As a result of the JPML order, approximately 764 of the cases are before Judge Keenan. Judge Keenan has issued a Case Management Order (and various amendments thereto) setting forth a schedule governing the proceedings which focused primarily upon resolving the class action certification motions in 2007 and completing fact discovery in an initial group of 25 cases by October 1, 2008. Briefing and argument on plaintiffs’ motions for certification of medical monitoring classes were completed in 2007 and Judge Keenan issued an order denying the motions on January 3, 2008. On January 28, 2008, Judge Keenan issued a further order dismissing with prejudice all class claims asserted in the first four class action lawsuits filed against Merck that sought personal injury damages and/or medical monitoring relief on a class wide basis. Daubert motions were filed in May 2009 and Judge Keenan conducted a Daubert hearing in July 2009. On July 27, 2009, Judge Keenan issued his ruling on the parties’ respective Daubert motions. The ruling denied the Plaintiff Steering Committee’s motion and granted in part, and denied in part, Merck’s motion. The first MDL trial – Boles v. Merck – began on August 11, 2009 and ended on September 2, 2009. On September 11, 2009, the MDL court declared a mistrial in Boles because the eight person jury could not reach a unanimous verdict and, consequently, Boles may be retried in the future. The second MDL trial is currently scheduled to start on January 5, 2010 and the third MDL trial is currently scheduled to start on April 19, 2010. A trial in Alabama is currently scheduled to begin on March 8, 2010 and a trial in Florida is currently scheduled to begin on June 21, 2010.

In addition, in July 2008, an application was made by the Atlantic County Superior Court of New Jersey requesting that all of the Fosamax cases pending in New Jersey be considered for mass tort designation and centralized management before one judge in New Jersey. On October 6, 2008, the New Jersey Supreme Court ordered that all pending and future actions filed in New Jersey arising out of the use of Fosamax and seeking damages for existing dental and jaw-related injuries, including osteonecrosis of the jaw, but not solely seeking medical monitoring, be designated as a mass tort for centralized management purposes before Judge Higbee in Atlantic County Superior Court. As of September 30, 2009, approximately 176 cases were pending against Merck in the New Jersey coordinated proceeding. On July 20, 2009, Judge Higbee entered a Case Management Order (and various amendments thereto) setting forth a schedule that contemplates completing fact discovery in an initial group of 10 cases by January 15, 2010, followed by expert discovery in five of those cases, and a projected trial date of May 2010 for the first case to be tried in the New Jersey coordinated proceeding.
Discovery is ongoing in both the Fosamax MDL litigation, the New Jersey coordinated proceeding, and the remaining jurisdictions where Fosamax cases are pending. The Company intends to defend against these lawsuits.
As of June 30, 2009, the Company had a remaining reserve of approximately $42 million solely for its future legal defense costs for the Fosamax Litigation. During the third quarter of 2009, the Company spent approximately $9 million. In addition, in the third quarter, the Company added $15 million to its reserve. Consequently, as of September 30, 2009, the Company had a reserve of approximately $48 million solely for its future legal defense costs for the Fosamax Litigation. Some of the significant factors considered in the establishment of the reserve for the Fosamax Litigation legal defense costs were as follows: the actual costs incurred by the Company thus far; the development of the Company’s legal defense strategy and structure in light of the creation of the Fosamax MDL; the number of cases being brought against the Company; and the anticipated timing, progression, and related costs of pre-trial activities in the Fosamax Litigation. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves. Due to the uncertain nature of litigation, the Company is unable to reasonably estimate its costs beyond the second quarter of 2010. The Company has not established any reserves for any potential liability relating to the Fosamax Litigation. Unfavorable outcomes in the Fosamax Litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.
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
In addition, the Company has become aware of or been served with approximately 145 civil class action lawsuits alleging common law and state consumer fraud claims in connection with the MSP Partnership’s sale and promotion of Vytorin and Zetia. Certain of those lawsuits allege personal injuries and/or seek medical monitoring. These actions, which have been filed in or transferred to federal court, are coordinated in a multidistrict litigation in the U.S. District Court for the District Court of New Jersey before District Judge Dennis M. Cavanaugh. One similar lawsuit is pending in Pennsylvania state court. On August 5, 2009, the Company announced that it, together with Schering-Plough and the companies’ cholesterol joint venture, entered into agreements to resolve, for a total fixed amount of $41.5 million, these civil class action lawsuits. The MSP Partnership recorded these charges in the second quarter of 2009. On September 17, 2009, Judge Cavanaugh issued an order granting preliminary approval of that portion of the agreements that are subject to court approval, establishing a schedule for provision of notice of the settlement agreements to class members, and scheduling a hearing on February 8, 2010 at which the court will consider final approval of the settlements.
Also, as previously disclosed, on April 3, 2008, a Merck shareholder filed a putative class action lawsuit in federal court in the Eastern District of Pennsylvania alleging that Merck and its Chairman, President and Chief Executive Officer, Richard T. Clark, violated the federal securities laws. This suit has since been withdrawn and re-filed in the District of New Jersey and has been consolidated with another federal securities lawsuit under the caption In re Merck & Co., Inc. Vytorin Securities Litigation. An amended consolidated complaint was filed on October 6, 2008, and names as defendants Merck; Merck/Schering-Plough Pharmaceuticals, LLC; and certain of the Company’s officers and directors. Specifically, the complaint alleges that Merck delayed releasing unfavorable results of a clinical study regarding the efficacy of Vytorin and that Merck made false and misleading statements about expected earnings, knowing that once the results of the Vytorin study were released, sales of Vytorin would decline and Merck’s earnings would suffer. On December 12, 2008, the Company and the other defendants moved to dismiss this lawsuit on the grounds that the plaintiffs failed to state a claim for which relief can be granted. On September 2, 2009, the Court issued an opinion and order denying the defendants’ motion to dismiss this lawsuit. On April 22, 2008, a member of a Merck ERISA plan filed a putative class action lawsuit against the Company and certain of its officers and directors alleging they breached their fiduciary duties under ERISA. Since that time, there have been other similar ERISA lawsuits filed against the Company in the District of New Jersey, and all of those lawsuits have been consolidated under the caption In re Merck & Co., Inc. Vytorin ERISA Litigation. An amended consolidated complaint was filed on February 5, 2009, and names as defendants Merck and various members of Merck’s Board of Directors and members of committees of Merck’s Board of Directors. Plaintiffs allege that the ERISA plans’ investment in Company stock was imprudent because the Company’s earnings are dependent on the commercial success of its cholesterol drug Vytorin and that defendants knew or should have known that the results of a scientific study would cause the medical community to turn to less expensive drugs for cholesterol management. On April 23, 2009, the Company and the other defendants moved to dismiss this lawsuit on the grounds that the plaintiffs failed to state a claim for which relief can be granted. On September 1, 2009, the Court issued an opinion and order denying the defendants’ motion to dismiss this lawsuit. The Company intends to defend the lawsuits referred to in this section vigorously. Unfavorable outcomes resulting from the government investigations or the civil litigation could have a material adverse effect on the Company’s financial position, liquidity and results of operations.
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
Patent Litigation
From time to time, generic manufacturers of pharmaceutical products file Abbreviated New Drug Applications (“ANDA’s”) with the FDA seeking to market generic forms of the Company’s products prior to the expiration of relevant patents owned by the Company. Generic pharmaceutical manufacturers have submitted ANDA’s to the FDA seeking to market in the United States a generic form of Fosamax, Nexium, Singulair, Primaxin and Emend prior to the expiration of the Company’s (and AstraZeneca’s in the case of Nexium) patents concerning these products. In addition, an ANDA has been submitted to the FDA seeking to market in the United States a generic form of Zetia prior to the expiration of Schering-Plough’s patent concerning that product. The generic companies’ ANDA’s generally include allegations of non-infringement, invalidity and unenforceability of the patents. The Company has filed patent infringement suits in federal court against companies filing ANDA’s for generic alendronate (Fosamax), montelukast (Singulair), and imipenem/cilastatin (Primaxin) and AstraZeneca and the Company have filed patent infringement suits in federal court against companies filing ANDA’s for generic esomeprazole (Nexium). Also, the Company and Schering-Plough have filed a patent infringement suit in federal court against companies filing ANDA’s for generic ezetimibe (Zetia). Similar patent challenges exist in certain foreign jurisdictions. The Company intends to vigorously defend its patents, which it believes are valid, against infringement by generic companies attempting to market products prior to the expiration dates of such patents. As with any litigation, there can be no assurance of the outcomes, which, if adverse, could result in significantly shortened periods of exclusivity for these products.
As previously disclosed, in February 2007, the Company received a notice from Teva Pharmaceuticals, Inc. (“Teva”), a generic company, indicating that it had filed an ANDA for montelukast and that it is challenging the U.S. patent that is listed for Singulair. On April 2, 2007, the Company filed a patent infringement action against Teva. The lawsuit automatically stays FDA approval of Teva’s ANDA until August 2009 or until an adverse court decision, if any, whichever may occur earlier. A trial in this matter was held in February 2009. On August 19, 2009, the court issued a decision upholding the validity of Merck’s Singulair patent and ordered that Teva’s ANDA could not be approved prior to expiry of Merck’s exclusivity rights in August 2012. Teva has appealed the decision.
In May 2009, the United States Patent and Trademark Office granted a petition by Article One Partners LLC to reexamine Merck’s Singulair patent. The reexamination proceedings are ongoing.
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
Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no changes in internal control over financial reporting, for the period covered by this report, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the third quarter, the Company deployed a global human resource management system. As a result of this global adoption, modifications to certain internal controls over financial reporting were required. This system implementation is part of a previously disclosed process improvement initiative that includes the adoption of an enterprise wide resource planning system.
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
The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors, including risk factors, described in the Company’s filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K. In Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed on February 27, 2009, the Company discusses in more detail various important factors that could cause actual results to differ from expected or historic results. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.

PART II — Other Information
Item 1. Legal Proceedings
Information with respect to certain legal proceedings is incorporated by reference from Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part I of this report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
The following matter was voted upon at the Special Meeting of Stockholders held on August 7, 2009, and received the votes set forth below:
1.	A proposal to approve the Agreement and Plan of Merger, dated as of March 8, 2009, by and among Merck & Co., Inc., Schering-Plough Corporation, SP Merger Subsidiary One, Inc. (formerly Blue, Inc.), and SP Merger Subsidiary Two, Inc. (formerly Purple, Inc.), as it may be amended, received 1,399,114,521 votes FOR and 5,686,148 votes AGAINST, with 2,641,601 abstentions.

Item 6. Exhibits

Number	Description

3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (July 31, 2009) – Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 2009

3.2	By-Laws of Merck & Co., Inc. (as amended effective February 24, 2009) – Incorporated by reference to Current Report on Form 8-K dated February 24, 2009

10.1	Termination Agreement, dated as of September 17, 2009, by and among Merck & Co., Inc., Merck SH Inc., Merck Sharp & Dohme (Holdings) Limited, sanofi-aventis, sanofi 4 and Merial Limited – Incorporated by reference to Current Report on Form 8-K dated September 21, 2009

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	The following materials from Merck & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Cash Flow, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCK & CO., INC.
Date: November 2, 2009	/s/ Bruce N. Kuhlik
BRUCE N. KUHLIK
Executive Vice President and General Counsel

Date: November 2, 2009	/s/ John Canan
JOHN CANAN
Senior Vice President and Controller

EXHIBIT INDEX

Number	Description

3.1	Restated Certificate of Incorporation of Merck & Co., Inc. (July 31, 2009) – Incorporated by reference to Form 10-Q Quarterly Report for the period ended June 30, 2009

3.2	By-Laws of Merck & Co., Inc. (as amended effective February 24, 2009) – Incorporated by reference to Current Report on Form 8-K dated February 24, 2009

10.1	Termination Agreement, dated as of September 17, 2009, by and among Merck & Co., Inc., Merck SH Inc., Merck Sharp & Dohme (Holdings) Limited, sanofi-aventis, sanofi 4 and Merial Limited – Incorporated by reference to Current Report on Form 8-K dated September 21, 2009

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	The following materials from Merck & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Cash Flow, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.