Form 10-K
period 2009-12-31
MERCK SHARP & DOHME CORP.
filed 2010-03-30
CIK 64978

As filed with the Securities and Exchange Commission on March 30, 2010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K
(MARK ONE)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2009
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File No. 1-3305

Merck Sharp & Dohme Corp.
One Merck Drive
Whitehouse Station, N. J. 08889-0100
(908) 423-1000

Incorporated in New Jersey	I.R.S. Employer Identification No. 22-1109110
Securities Registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on which Registered

     Number of shares of Common Stock ($0.01 par value) outstanding as of January 29, 2010: 100
     Aggregate market value of Common Stock ($0.01 par value) held by non-affiliates on June 30, 2009 based on closing price on June 30, 2009: $58,949,000,000.
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Documents Incorporated by Reference:

Document	Part of Form 10-K

On November 3, 2009, the Registrant and Schering-Plough Corporation (“Schering-Plough”) completed their previously-announced merger (the “Merger”). In the Merger, Schering-Plough acquired all of the shares of the Registrant, which became a wholly-owned subsidiary of Schering-Plough, a reporting company under the Securities Exchange Act, which was renamed Merck & Co., Inc. Accordingly, as of the date of this filing, the Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

PART I
Item 1. Business.
     On November 3, 2009, Merck & Co., Inc. (“MSD”) and Schering-Plough Corporation (“Schering-Plough”) completed their previously-announced merger (the “Merger”). In the Merger, Schering-Plough acquired all of the shares of MSD, which became a wholly-owned subsidiary of Schering-Plough and was renamed Merck Sharp & Dohme Corp. Schering-Plough continued as the surviving public company and was renamed Merck & Co., Inc. (“MSD’s Parent Company”). MSD has no class of securities that is registered under Section 12 of the Securities Exchange Act of 1934 and each outstanding class of securities previously issued by MSD pursuant to an effective registration statement under the Securities Act of 1933 is held of record by fewer than 300 holders. As such, MSD does not expect to continue to file periodic or current reports with the Securities and Exchange Commission (“SEC”) following the filing of this report.
     MSD is a global health care company that delivers innovative health solutions through its medicines and vaccines, which are marketed directly and through joint ventures. Human health pharmaceutical products consist of therapeutic and preventive agents, sold by prescription, for the treatment of human disorders. These human health pharmaceutical products are sold primarily to drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. Vaccine products consist of preventative pediatric, adolescent and adult vaccines, primarily administered at physician offices. These human health vaccines are sold primarily to physicians, wholesalers, physician distributors and government entities. MSD’s professional representatives communicate the effectiveness, safety and value of its pharmaceutical and vaccine products to health care professionals in private practice, group practices and managed care organizations.
     All product or service marks appearing in type form different from that of the surrounding text are trademarks or service marks owned, licensed to, promoted or distributed by MSD, its subsidiaries or affiliates, except as noted. Cozaar and Hyzaar are registered trademarks of E.I. du Pont de Nemours and Company, Wilmington, DE. All other trademarks or services marks are those of their respective owners.
Overview
     MSD’s worldwide sales totaled $23.6 billion for 2009, a decrease of 1% compared with 2008. Foreign exchange unfavorably affected global sales performance by 2%. The revenue decline over 2008 largely reflects lower sales of Fosamax (alendronate sodium) for the treatment and prevention of osteoporosis. Fosamax and Fosamax Plus D (alendronate sodium/cholecalciferol) lost market exclusivity for substantially all formulations in the United States in February 2008 and April 2008, respectively. Revenue was also negatively affected by lower sales of Gardasil [Human Papillomavirus Quadrivalent (Types 6, 11, 16 and 18) Vaccine, Recombinant], a vaccine to help prevent cervical, vulvar and vaginal cancers, precancerous or dysplastic lesions, and genital warts caused by human papillomavirus types 6, 11, 16 and 18, Cosopt (dorzolamide hydrochloride and timolol maleate ophthalmic solution)/Trusopt (dorzolamide hydrochloride ophthalmic solution), ophthalmic products which lost U.S. market exclusivity in October 2008, and lower revenue from MSD’s relationship with AstraZeneca LP (“AZLP”). Other products experiencing declines include RotaTeq (Rotavirus Vaccine, Live, Oral, Pentavalent), a vaccine to help protect against rotavirus gastroenteritis in infants and children, Zocor (simvastatin), a statin for modifying cholesterol, and Primaxin (imipenem and cilastatin sodium) for the treatment of bacterial infections. These declines were largely offset by growth in Januvia (sitagliptin phosphate) and Janumet (sitagliptin phosphate and metformin hydrochloride) for the treatment of type 2 diabetes, Isentress (raltegravir), an antiretroviral therapy for the treatment of HIV infection, Singulair (montelukast sodium), a medicine indicated for the chronic treatment of asthma and the relief of symptoms of allergic rhinitis, Varivax (Varicella Virus Vaccine Live), a vaccine to help prevent chickenpox (varicella), and Pneumovax (pneumococcal vaccine polyvalent), a vaccine to help prevent pneumococcal disease.

Product Sales
     Sales of MSD’s products were as follows:

($ in millions)	2009	2008	2007

Bone, Respiratory, Immunology and Dermatology
Singulair	$4,659.7	$4,336.9	$4,266.3
Fosamax	1,099.8	1,552.7	3,049.0
Propecia	440.3	429.1	405.4
Arcoxia	357.5	377.3	329.1
Cardiovascular
Vytorin(1)	82.2	84.2	84.3
Zetia(1)	5.2	6.4	6.5
Diabetes and Obesity
Januvia	1,922.1	1,397.1	667.5
Janumet	658.4	351.1	86.4
Infectious Disease
Isentress	751.8	361.1	41.3
Primaxin	688.9	760.4	763.5
Cancidas	616.7	596.4	536.9
Invanz	292.9	265.0	190.2
Crixivan/Stocrin	206.1	275.1	310.2
Mature Brands
Cozaar/Hyzaar	3,560.7	3,557.7	3,350.1
Zocor	558.4	660.1	876.5
Vasotec/Vaseretic	310.8	356.7	494.6
Proscar	290.9	323.5	411.0
Neurosciences and Ophthalmology
Maxalt	574.5	529.2	467.3
Cosopt/Trusopt	503.5	781.2	786.8
Oncology
Emend	313.1	259.7	201.7
Vaccines(2)
ProQuad/M-M-R II/Varivax	1,368.5	1,268.5	1,347.1
Gardasil	1,118.4	1,402.8	1,480.6
RotaTeq	521.9	664.5	524.7
Pneumovax	345.6	249.3	233.2
Zostavax	277.4	312.4	236.0
Other Pharmaceutical(3)	667.1	922.9	1,136.6
Other(4)	1,450.8	1,769.0	1,914.9

	$23,643.2	$23,850.3	$24,197.7

(1)	Sales of Zetia and Vytorin reflect MSD’s sales of these products in Latin America which was not part of the MSP Partnership.

(2)	These amounts do not reflect sales of vaccines sold in most major European markets through MSD’s joint venture, Sanofi Pasteur MSD, the results of which are reflected in Equity income from affiliates. These amounts do, however, reflect supply sales to Sanofi Pasteur MSD.

(3)	Other pharmaceutical primarily includes sales of other human pharmaceutical products, including products within the franchises not listed separately.

(4)	Reflects revenue from MSD’s relationship with AZLP primarily relating to sales of Nexium, as well as Prilosec. Revenue from AZLP was $1.4 billion, $1.6 billion and $1.7 billion in 2009, 2008 and 2007, respectively.
     MSD’s pharmaceutical products include therapeutic and preventive agents, generally sold by prescription, for the treatment of human disorders. Among these are:
     Bone, Respiratory, Immunology and Dermatology: Singulair; Fosamax; Propecia (finasteride), a product for the treatment of male pattern hair loss; and Arcoxia (etoricoxib) for the treatment of arthritis and pain;
     Cardiovascular Disease: Zetia (ezetimibe) (marketed as Ezetrol outside the United States) and Vytorin (ezetimibe/simvastatin) (marketed as Inegy outside the United States), cholesterol modifying medicines marketed primarily through the MSP Partnership (as defined below).
     Diabetes and Obesity: Januvia and Janumet.

     Infectious Disease: Isentress; Primaxin; Cancidas (caspofungin acetate), an anti-fungal product; Invanz (ertapenem sodium) for the treatment of certain infections; and Crixivan (indinavir sulfate) and Stocrin (efavirenz), antiretroviral therapies for the treatment of HIV infection.
     Mature Brands: Cozaar (losartan potassium); Hyzaar (losartan potassium and hydrochlorothiazide); Vasotec (enalapril maleate) and Vaseretic (enalapril maleate-hydrochlorothiazide), MSD’s most significant hypertension and/or heart failure products; Zocor; and Proscar (finasteride), a urology product for the treatment of symptomatic benign prostate enlargement.
     Neurosciences and Ophthalmology: Maxalt (rizatriptan benzoate), an acute migraine product; and Cosopt and Trusopt, MSD’s largest-selling ophthalmological products.
     Oncology: Emend (aprepitant) for the prevention of chemotherapy-induced and post-operative nausea and vomiting.
     Vaccines: M-M-R II (Measles, Mumps and Rubella Virus Vaccine Live), a vaccine against measles, mumps and rubella; ProQuad (Measles, Mumps, Rubella and Varicella Virus Vaccine Live), a pediatric combination vaccine against measles, mumps, rubella and varicella; Varivax; Gardasil; RotaTeq; Pneumovax; and Zostavax (Zoster Vaccine Live).
Product Approvals
     In July 2009, the U.S. Food and Drug Administration (“FDA”) approved an expanded indication for Isentress. The broadened indication now includes use in the treatment of adult patients starting HIV-1 therapy for the first time (treatment-naïve), as well as in treatment-experienced adult patients.
     In October 2009, the FDA approved Gardasil for use in boys and men 9 through 26 years of age for the prevention of genital warts caused by human papillomavirus (“HPV”) types 6 and 11, making Gardasil the only HPV vaccine approved for use in males. Gardasil is also the only HPV vaccine that protects against HPV types 6 and 11 which cause approximately 90 percent of all genital warts cases. In addition, on October 21, 2009, MSD announced that the U.S. Centers for Disease Control and Prevention’s Advisory Committee on Immunization Practices (“ACIP”) supports the permissive use of Gardasil for boys and young men ages 9 to 26, which means that Gardasil may be given to males ages 9 to 26 to reduce the likelihood of acquiring genital warts at the discretion of the patient’s health care provider. The ACIP also voted to recommend that funding be provided for the use of Gardasil in males through the Vaccines for Children program.
Distribution
     MSD sells its human health pharmaceutical products primarily to drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. Human health vaccines are sold primarily to physicians, wholesalers, physician distributors and government entities. MSD’s professional representatives communicate the effectiveness, safety and value of MSD’s pharmaceutical and vaccine products to health care professionals in private practice, group practices and managed care organizations.
Raw Materials
     Raw materials and supplies, which are generally available from multiple sources, are purchased worldwide and are normally available in quantities adequate to meet the needs of MSD’s business.
Patents, Trademarks and Licenses
     Patent protection is considered, in the aggregate, to be of material importance in MSD’s marketing of human health products in the United States and in most major foreign markets. Patents may cover products per se, pharmaceutical formulations, processes for or intermediates useful in the manufacture of products or the uses of products. Protection for individual products extends for varying periods in accordance with the legal life of patents in the various countries. The protection afforded, which may also vary from country to country, depends upon the type of patent and its scope of coverage.
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
     Patent portfolios developed for products introduced by MSD normally provide market exclusivity. MSD has the following key U.S. patent protection (including Patent Term Restoration and Pediatric Exclusivity) for major marketed products:

Product(1)	Year of Expiration (in U.S.)
Cozaar	2010
Hyzaar	2010
Crixivan	2012 (compound)/2018 (formulation)
Maxalt	2012 (compound)/2014 (other)
Singulair	2012
Cancidas	2013 (compound)/2015 (composition)
Propecia(2)	2013 (formulation/use)
Emend	2015
Zolinza	2015
Invanz	2016 (compound)/2017 (composition)
Zostavax	2016
RotaTeq	2019
Comvax	2020 (method of making/vectors)
Recombivax	2020 (method of making/vectors)
Januvia/Janumet	2022 (compound)/2026 (salt)
Isentress	2023
Gardasil	2026 (method of making/use/product by process)

(1)	Compound patent unless otherwise noted.

(2)	By agreement, Dr. Reddy’s Laboratories may launch a generic on January 1, 2013.
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
     The patents that provide U.S. market exclusivity for Cozaar and Hyzaar expire in April 2010. In addition, the patent for Cozaar expired in a number of major European markets in March 2010. Hyzaar lost patent protection in major European markets in February 2010. MSD expects that sales of these products will decline rapidly after expiration of these patents. In addition, the patent that provides U.S. market exclusivity for Singulair expires in August 2012. MSD expects that within the two years following patent expiration, it will lose substantially all U.S. sales of Singulair, with most of those declines coming in the first full year following patent expiration. Also, the patent for Singulair will expire in a number of major European markets in August 2012 and MSD expects sales of Singulair in those markets will decline significantly thereafter.
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
     For further information with respect to MSD’s patents, see Item 1A. “Risk Factors” and Item 3. “Legal Proceedings — Patent Litigation” below.
     Worldwide, all of MSD’s important products are sold under trademarks that are considered in the aggregate to be of material importance. Trademark protection continues in some countries as long as used; in other countries, as long as registered. Registration is for fixed terms and can be renewed indefinitely.

Research and Development
     MSD’s business is characterized by the introduction of new products or new uses for existing products through a strong research and development program.
     MSD maintains a number of long-term exploratory and fundamental research programs in biology and chemistry as well as research programs directed toward product development. MSD’s research and development model is designed to increase productivity and improve the probability of success by prioritizing MSD’s research and development resources on disease areas of unmet medical needs, scientific opportunity and commercial opportunity. MSD is managing its research and development portfolio across diverse approaches to discovery and development by balancing investments appropriately on novel, innovative targets with the potential to have a major impact on human health, on developing best-in-class approaches, and on delivering maximum value of its new medicines and vaccines through new indications and new formulations. Another important component of MSD’s science-based diversification is based on expanding MSD’s portfolio of modalities to include not only small molecules and vaccines, but also biologics, peptides and RNAi. Further, MSD moved to diversify its portfolio by creating a new division, Merck BioVentures, which has the potential to harness the market opportunity presented by biological medicine patent expiries by delivering high quality follow-on biologic products to enhance access for patients worldwide. MSD will continue to pursue appropriate external licensing opportunities.
     MSD currently has one candidate under regulatory review internationally. Additionally, MSD has 11 drug candidates in Phase III development. These candidates do not include candidates in Phase III being developed by other subsidiaries of MSD’s Parent Company in which MSD has no ownership interest.
     MK-6621, vernakalant (IV), is an investigational candidate for the treatment of atrial fibrillation currently undergoing regulatory review in the European Union (“EU”). In April 2009, MSD and Cardiome Pharma Corp. announced a collaboration and license agreement for the development and commercialization of vernakalant which provides MSD exclusive rights outside of the United States, Canada and Mexico to the intravenous formulation of vernakalant. Vernakalant (oral) is currently in Phase II development. MSD has exclusive global rights to the oral formulation of vernakalant for the maintenance of normal heart rhythm in patients with atrial fibrillation.
     MK-8669, ridaforolimus, is a novel mTOR (mammalian target of rapamycin) inhibitor being evaluated for the treatment of cancer. The drug candidate is being jointly developed and commercialized with ARIAD Pharmaceuticals, Inc., under an agreement entered into in 2007. A Phase III study (SUCCEED) in patients with metastatic soft-tissue or bone sarcomas is underway. MSD anticipates filing an NDA for ridaforolimus with the FDA in late 2010 or in 2011, subject to a review of the results from the planned interim analysis of SUCCEED.
     MK-2452, tafluprost, is a preservative free, synthetic analogue of the prostaglandin F2a for the reduction of elevated intraocular pressure in appropriate patients with primary open-angle glaucoma and ocular hypertension. In April 2009, MSD and Santen Pharmaceutical Co., Ltd. announced a worldwide licensing agreement for tafluprost.
     As previously disclosed, MSD submitted for filing an NDA with the FDA for MK-0653C, ezetimibe combined with atorvastatin, which is an investigational medication for the treatment of dyslipidemia, and the FDA refused to file the application. The FDA has identified additional manufacturing and stability data that are needed and MSD is assessing the FDA’s response and anticipates filing in 2011.
     MK-0431C, a candidate currently in Phase III clinical development, combines Januvia with pioglitazone, another type 2 diabetes therapy. MSD continues to anticipate filing an NDA for MK-0431C with the FDA in 2011.
     MK-0822, odanacatib, is an oral, once-weekly investigational treatment for osteoporosis. Osteoporosis is a disease which reduces bone density and strength and results in an increased risk of bone fractures. Odanacatib is a cathepsin K inhibitor that selectively inhibits the cathepsin K enzyme. Cathepsin K is known to play a central role in the function of osteoclasts, which are cells that break down existing bone tissue, particularly the protein components of bone. Inhibition of cathepsin K is a novel approach to the treatment of osteoporosis. In September 2009, data from a Phase IIB clinical study of odanacatib were presented at the 31st Annual Meeting of the American Society for Bone and Mineral Research which showed that when stopping treatment after two years the increases in lower back (lumbar spine) bone mineral density (“BMD”) were reversed over the next year, while BMD at the hip (femoral neck) remained above levels observed at the start of the study. Additionally, three years of treatment with odanacatib 50 mg demonstrated increases in BMD at key fracture sites and minimal impact on the formation of new bone as measured by biochemical markers of bone turnover. Odanacatib is currently in Phase III clinical trials and is being evaluated in a large-scale, global outcomes study to determine its effects on vertebral, hip and non-vertebral fractures. MSD continues to anticipate filing an NDA with the FDA in 2012.
     V503 is a nine-valent HPV vaccine in development to expand protection against cancer-causing HPV types. The Phase III clinical program is underway and MSD anticipates filing a BLA with the FDA in 2012.
     MK-0524A is a drug candidate that combines extended-release (“ER”) niacin and a novel flushing inhibitor, laropiprant. MK-0524A has demonstrated the ability to lower LDL-cholesterol (“LDL-C” or “bad” cholesterol), raise HDL-cholesterol (“HDL-C” or “good” cholesterol) and lower triglycerides with significantly less flushing than traditional extended release niacin alone. High LDL-C, low HDL-C and elevated triglycerides are risk factors associated with heart attacks and strokes. In April 2008, MSD received a non-approvable action letter from the FDA in response to its NDA for MK-0524A. At a meeting to discuss the letter, the FDA stated that additional efficacy and safety data were required and suggested that MSD wait for the results of the Treatment of HDL to Reduce the Incidence of Vascular Events (“HPS2-THRIVE”) cardiovascular outcomes study, which is expected to be completed in 2012. MSD anticipates filing an NDA with the FDA for MK-0524A in 2012. MK-0524A has been approved in more than 45 countries outside the United States for the treatment of dyslipidemia, particularly in patients with combined mixed dyslipidemia (characterized by elevated levels of LDL-C and triglycerides and low HDL-C) and in patients with primary hypercholesterolemia (heterozygous familial and non-familial) and is marketed as Tredaptive (or as Cordaptive in certain countries). Tredaptive should be used in patients in combination with statins, when the cholesterol lowering effects of statin monotherapy is inadequate. Tredaptive can be used as monotherapy only in patients in whom statins are considered inappropriate or not tolerated.
     MK-0524B is a drug candidate that combines the novel approach to raising HDL-C and lowering triglycerides from ER niacin combined with laropiprant with the proven benefits of simvastatin in one combination product. MSD will not seek approval for MK-0524B in the United States until it files its complete response to the FDA relating to MK-0524A.
     MK-0859, anacetrapib, is an inhibitor of the cholesteryl ester transfer protein (“CETP”) that has shown promise in lipid management by raising HDL-C and reducing LDL-C without raising blood pressure. In November 2009, MSD announced that in a Phase IIb study in 589 patients with primary hypercholesterolemia or mixed hyperlipidemia treated with anacetrapib as monotherapy or co-administered with atorvastatin, there were persistent lipid effects in the higher dose arms in both the monotherapy and co-administration treatment groups eight weeks after stopping active therapy with anacetrapib. The effect of CETP inhibition on cardiovascular risk has yet to be established. A Phase III trial, titled DEFINE, is ongoing to further evaluate the safety and efficacy of anacetrapib in patients with coronary heart disease. MSD anticipates filing an NDA with the FDA beyond 2015.
     As previously disclosed, in 2009, MSD announced it was delaying the filing of the U.S. application for telcagepant (MK-0974), MSD’s investigational calcitonin gene-related peptide receptor antagonist for the intermittent treatment of acute migraine. The decision was based on findings from a Phase IIa exploratory study in which a small number of patients taking telcagepant twice daily for three months for the prevention of migraine were found to have marked elevations in liver transaminases. The daily dosing regimen in the prevention study was different than the dosing regimen used in Phase III studies in which telcagepant was intermittently administered in one or two doses to treat individual migraine attacks as they occurred. Other studies with telcagepant for the acute, intermittent treatment of migraine continue. Following meetings with regulatory agencies at the end of 2009, MSD is planning to conduct an additional safety study as part of the overall Phase III program for telcagepant. The results of this study will inform planned filings for approval.
     As previously disclosed, in 2007, Cubist Pharmaceuticals, Inc. (“Cubist”) entered into a license agreement with MSD for the development and commercialization of Cubicin (daptomycin for injection, MK-3009) in Japan. MSD will develop and commercialize Cubicin through its wholly-owned subsidiary, Banyu Pharmaceutical Co., Ltd. Cubist commercializes Cubicin in the United States. MK-3009 is currently in Phase III development.
     MK-4305 is an orexin receptor antagonist, a potential new approach to the treatment of chronic insomnia, currently in Phase III development.
     As previously disclosed, in 2009, MSD announced that preliminary results for the pivotal Phase III study of rolofylline (MK-7418), its investigational medicine for the treatment of acute heart failure, showed that rolofylline did not meet the primary or secondary efficacy endpoints. MSD terminated the clinical development program for rolofylline.

Item 1A. Risk Factors.
     Investors in MSD’s debt securities should carefully consider all of the information set forth in this Form 10-K, including the following risk factors, before deciding to invest in any of MSD’s debt securities. The risks below are not the only ones MSD faces. Additional risks not currently known to MSD or that MSD presently deems immaterial may also impair its business operations. MSD’s business, financial condition, results of operations or prospects could be materially adversely affected by any of these risks. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. MSD’s results could materially differ from those anticipated in these forward-looking statements as a result of certain factors, including the risks it faces as described below and elsewhere. See “Cautionary Factors that May Affect Future Results” below.
     Certain of MSD’s major products are going to lose patent protection in the near future and, when that occurs, MSD expects a significant decline in sales of those products.
     MSD depends upon patents to provide it with exclusive marketing rights for its products for some period of time. As product patents for several of MSD’s products have recently expired, or are about to expire, in the United States and in other countries, MSD faces strong competition from lower priced generic drugs. Loss of patent protection for one of MSD’s products typically leads to a rapid loss of sales for that product, as lower priced generic versions of that drug become available. In the case of products that contribute significantly to MSD’s sales, the loss of patent protection can have a material adverse effect on MSD’s business, cash flow, results of operations, financial position and prospects. The patents that provide U.S. market exclusivity for Cozaar and Hyzaar expire in April 2010. In addition, the patent for Cozaar expired in a number of major European markets in March 2010. Hyzaar lost patent protection in major European markets in February 2010. MSD expects significant declines in sales of these products after such times. In addition, the patent that provides U.S. market exclusivity for Singulair expires in August 2012. MSD expects that within the two years following patent expiration, it will lose substantially all U.S. sales of Singulair, with most of those declines coming in the first full year following patent expiration. Also, the patent for Singulair will expire in a number of major European markets in August 2012 and MSD expects sales of Singulair in those markets will decline significantly thereafter.
     A chart listing the U.S. patent protection for MSD’s major marketed products is set forth above in Item 1. “Business — Patents, Trademarks and Licenses.”
     Key MSD products generate a significant amount of MSD’s profits and cash flows, and any events that adversely affect the markets for its leading products could have a material and negative impact on results of operations and cash flows.
     MSD’s ability to generate profits and operating cash flow depends largely upon the continued profitability of MSD’s key products, such as Singulair, Vytorin, Zetia, Januvia, and Gardasil. As a result of MSD’s dependence on key products, any event that adversely affects any of these products or the markets for any of these products could have a significant impact on results of operations and cash flows. These events could include loss of patent protection, increased costs associated with manufacturing, generic or over-the-counter (“OTC”) availability of MSD’s product or a competitive product, the discovery of previously unknown side effects, increased competition from the introduction of new, more effective treatments and discontinuation or removal from the market of the product for any reason.
     MSD’s research and development efforts may not succeed in developing commercially successful products and MSD may not be able to acquire commercially successful products in other ways; in consequence, MSD may not be able to replace sales of successful products that have lost patent protection.
     In order to remain competitive, MSD must continue to launch new products each year. Declines in sales of products, such as Fosamax, Cozaar and Hyzaar, after the loss of market exclusivity mean that MSD’s future success is dependent on its pipeline of new products, including new products which it may develop through joint ventures and products which it is able to obtain through license or acquisition. To accomplish this, MSD commits substantial effort, funds and other resources to research and development, both through its own dedicated resources and through various collaborations with third parties. There is a high rate of failure inherent in the research to develop new drugs to treat diseases. As a result, there is a high risk that funds invested by MSD in research programs will not generate financial returns. This risk profile is compounded by the fact that this research has a long investment cycle. To bring a pharmaceutical compound from the discovery phase to market may take a decade or more and failure can occur at any point in the process, including later in the process after significant funds have been invested.

     Each phase of testing is highly regulated, and during each phase there is a substantial risk that MSD will encounter serious obstacles or will not achieve its goals, and accordingly MSD may abandon a product in which it has invested substantial amounts of time and resources. Some of the risks encountered in the research and development process include the following: pre-clinical testing of a new compound may yield disappointing results; clinical trials of a new drug may not be successful; a new drug may not be effective or may have harmful side effects; a new drug may not be approved by the FDA for its intended use; it may not be possible to obtain a patent for a new drug; or sales of a new product may be disappointing.
     MSD cannot state with certainty when or whether any of its products now under development will be approved or launched; whether it will be able to develop, license or otherwise acquire compounds, product candidates or products; or whether any products, once launched, will be commercially successful. MSD must maintain a continuous flow of successful new products and successful new indications or brand extensions for existing products sufficient both to cover its substantial research and development costs and to replace sales that are lost as profitable products, such as Fosamax, Cozaar and Hyzaar, lose patent protection or are displaced by competing products or therapies. Failure to do so in the short term or long term would have a material adverse effect on MSD’s business, results of operations, cash flow, financial position and prospects.
     MSD’s success is dependent on the successful development and marketing of new products, which are subject to substantial risks.
     Products that appear promising in development may fail to reach market for numerous reasons, including the following:
•	findings of ineffectiveness, superior safety or efficacy of competing products, or harmful side effects in clinical or pre-clinical testing;

•	failure to receive the necessary regulatory approvals, including delays in the approval of new products and new indications, and increasing uncertainties about the time required to obtain regulatory approvals and the benefit/risk standards applied by regulatory agencies in determining whether to grant approvals;

•	lack of economic feasibility due to manufacturing costs or other factors; and

•	preclusion from commercialization by the proprietary rights of others.
     MSD’s products, including products in development, can not be marketed unless MSD obtains and maintains regulatory approval.
     MSD’s activities, including research, preclinical testing, clinical trials and manufacturing and marketing its products, are subject to extensive regulation by numerous federal, state and local governmental authorities in the United States, including the FDA, and by foreign regulatory authorities, including the European Commission. In the United States, the FDA is of particular importance to MSD, as it administers requirements covering the testing, approval, safety, effectiveness, manufacturing, labeling and marketing of prescription pharmaceuticals. In many cases, the FDA requirements have increased the amount of time and money necessary to develop new products and bring them to market in the United States. Regulation outside the United States also is primarily focused on drug safety and effectiveness and, in many cases, cost reduction. The FDA and foreign regulatory authorities have substantial discretion to require additional testing, to delay or withhold registration and marketing approval and to mandate product withdrawals.
     Even if MSD is successful in developing new products, it will not be able to market any of those products unless and until it has obtained all required regulatory approvals in each jurisdiction where it proposes to market the new products. Once obtained, MSD must maintain approval as long as it plans to market its new products in each jurisdiction where approval is required. MSD’s failure to obtain approval, significant delays in the approval process, or its failure to maintain approval in any jurisdiction will prevent it from selling the new products in that jurisdiction until approval is obtained, if ever. MSD would not be able to realize revenues for those new products in any jurisdiction where it does not have approval.

     MSD is dependent on its patent rights, and if its patent rights are invalidated or circumvented, its business would be adversely affected.
     Patent protection is considered, in the aggregate, to be of material importance in MSD’s marketing of human health products in the United States and in most major foreign markets. Patents covering products that it has introduced normally provide market exclusivity, which is important for the successful marketing and sale of its products. MSD seeks patents covering each of its products in each of the markets where it intends to sell the products and where meaningful patent protection is available.
     Even if MSD succeeds in obtaining patents covering its products, third parties or government authorities may challenge or seek to invalidate or circumvent its patents and patent applications. It is important for MSD’s business to defend successfully the patent rights that provide market exclusivity for its products. MSD is often involved in patent disputes relating to challenges to its patents or infringement and similar claims against MSD. MSD aggressively defends its important patents both within and outside the United States, including by filing claims of infringement against other parties. See Item 3. “Legal Proceedings — Patent Litigation” below. In particular, manufacturers of generic pharmaceutical products from time to time file Abbreviated New Drug Applications (“ANDA”) with the FDA seeking to market generic forms of MSD’s products prior to the expiration of relevant patents owned by MSD. MSD normally responds by vigorously defending its patent, including by filing lawsuits alleging patent infringement. Patent litigation and other challenges to MSD’s patents are costly and unpredictable and may deprive MSD of market exclusivity for a patented product or, in some cases, third party patents may prevent MSD from marketing and selling a product in a particular geographic area.
     Additionally, certain foreign governments have indicated that compulsory licenses to patents may be granted in the case of national emergencies, which could diminish or eliminate sales and profits from those regions and negatively affect MSD’s results of operations. Further, recent court decisions relating to other companies’ U.S. patents, potential U.S. legislation relating to patent reform, as well as regulatory initiatives may result in further erosion of intellectual property protection.
     If one or more important products lose patent protection in profitable markets, sales of those products are likely to decline significantly as a result of generic versions of those products becoming available and, in the case of certain products, such a loss could result in an impairment charge. MSD’s results of operations may be adversely affected by the lost sales unless and until MSD has successfully launched commercially successful replacement products.
     MSD’s hypertension products Cozaar and Hyzaar will each lose patent protection in the United States in April 2010. In addition, the patent for Cozaar expired in a number of major European markets in March 2010. Hyzaar lost patent protection in major European markets in February 2010. MSD expects significant declines in the sales of these products after such times. In addition, the patent that provides U.S. market exclusivity for Singulair expires in August 2012. MSD expects that within the two years following patent expiration, it will lose substantially all U.S. sales of Singulair, with most of those declines coming in the first full year following patent expiration. Also, the patent for Singulair will expire in a number of major European markets in August 2012 and MSD expects sales of Singulair in those markets will decline significantly thereafter.
     MSD faces intense competition from lower-cost generic products.
     In general, MSD faces increasing competition from lower-cost generic products. The patent rights that protect its products are of varying strengths and durations. In addition, in some countries, patent protection is significantly weaker than in the United States or the EU. In the United States, political pressure to reduce spending on prescription drugs has led to legislation which encourages the use of generic products. Although it is MSD’s policy to actively protect its patent rights, generic challenges to MSD’s products can arise at any time, and it may not be able to prevent the emergence of generic competition for its products.
     Loss of patent protection for a product typically is followed promptly by generic substitutes, reducing MSD’s sales of that product. Availability of generic substitutes for MSD’s drugs may adversely affect its results of operations and cash flow. In addition, proposals emerge from time to time in the United States and other countries for legislation to further encourage the early and rapid approval of generic drugs. Any such proposal that is enacted into law could worsen this substantial negative effect on MSD’s sales and, potentially, its business, cash flow, results of operations, financial position and prospects.

     MSD faces intense competition from new products.
     MSD’s products face intense competition from competitors’ products. This competition may increase as new products enter the market. In such an event, the competitors’ products may be safer or more effective or more effectively marketed and sold than MSD’s products. Alternatively, in the case of generic competition, they may be equally safe and effective products that are sold at a substantially lower price than MSD’s products. As a result, if MSD fails to maintain its competitive position, this could have a material adverse effect on its business, cash flow, results of operations, financial position and prospects.
     MSD faces pricing pressure with respect to its products.
     MSD faces increasing pricing pressure globally from managed care organizations, institutions and government agencies and programs that could negatively affect MSD’s sales and profit margins. In the United States, these include (i) practices of managed care groups and institutional and governmental purchasers and (ii) U.S. federal laws and regulations related to Medicare and Medicaid, including the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “2003 Act”). The 2003 Act included a prescription drug benefit for individuals that first went into effect on January 1, 2006. The increased purchasing power of entities that negotiate on behalf of Medicare beneficiaries could result in further pricing pressures.
     Outside the United States, numerous major markets have pervasive government involvement in funding healthcare and, in that regard, fix the pricing and reimbursement of pharmaceutical and vaccine products. Consequently, in those markets, MSD is subject to government decision making and budgetary actions with respect to its products.
     MSD expects pricing pressures to increase in the future.
     The health care industry will continue to be subject to increasing regulation and political action.
     MSD believes that the health care industry will continue to be subject to increasing regulation as well as political and legal action, as health care reform is implemented at the state and federal levels. Some of the provisions that were passed in federal health care reform could adversely affect MSD’s sales and profit margins. The provisions will create greater cost control pressure on the U.S. health care system, which could lead to greater pressure on pharmaceutical pricing and changes in government reimbursement. The new law will also increase rebates and discounts on sales related to the state and federal Medicaid program and the Medicare drug program, as well as require pharmaceutical manufacturers to pay a health care reform fee. In addition, individual states have enacted or proposed regulations that restrict certain sales and marketing activities and/or require tracking and disclosure of payments and other financial support to health care professionals. Such regulations could adversely affect MSD’s sales and profit margins.
     The implementation of health care reform or other related legislative initiatives may further increase government regulation or other government involvement in health care, lower reimbursement rates and otherwise change the operating environment for health care companies. Government regulations applicable to MSD’s current or future products, or the interpretation of existing regulations, might change and thereby prevent MSD from marketing some or all of its products and services for a period of time or indefinitely.
     MSD cannot predict the likelihood of all future changes in the health care industry in general, or the pharmaceutical industry in particular, or what impact they may have on MSD’s results of operations, financial condition or business.
     MSD is experiencing difficulties and delays in the manufacturing of certain of its products.
     As previously disclosed, MSD has, in the past, experienced difficulties in manufacturing certain of its vaccines and other products. These issues are continuing, in particular, with respect to the manufacture of bulk varicella which is required for production of MSD’s varicella zoster virus-containing vaccines, such as Varivax, ProQuad and Zostavax. MSD is working on these issues, but there can be no assurance of when or if these issues will be finally resolved.
     In addition to the difficulties that MSD is experiencing currently, MSD may experience difficulties and delays inherent in manufacturing its products, such as (i) failure of MSD or any of its vendors or suppliers to comply with Current Good

Manufacturing Practices and other applicable regulations and quality assurance guidelines that could lead to manufacturing shutdowns, product shortages and delays in product manufacturing; (ii) construction delays related to the construction of new facilities or the expansion of existing facilities, including those intended to support future demand for MSD’s products; and (iii) other manufacturing or distribution problems including changes in manufacturing production sites and limits to manufacturing capacity due to regulatory requirements, changes in types of products produced, or physical limitations that could impact continuous supply. Manufacturing difficulties can result in product shortages, leading to lost sales.
     MSD faces significant litigation related to Vioxx.
     On September 30, 2004, MSD voluntarily withdrew Vioxx, its arthritis and acute pain medication, from the market worldwide. Although MSD has settled the major portion of the U.S. Product Liability litigation, MSD still faces material litigation arising from the voluntary withdrawal of Vioxx.
     In addition to the Vioxx Product Liability Lawsuits, various purported class actions and individual lawsuits have been brought against MSD and several current and former officers and directors of MSD alleging that MSD made false and misleading statements regarding Vioxx in violation of the federal and state securities laws (all of these suits are referred to as the “Vioxx Securities Lawsuits”). On April 12, 2007, Judge Chesler granted defendants’ motion to dismiss the complaint with prejudice. Plaintiffs appealed Judge Chesler’s decision to the United States Court of Appeals for the Third Circuit. On September 9, 2008, the Third Circuit issued an opinion reversing Judge Chesler’s order and remanding the case to the District Court. MSD filed a petition for a writ of certiorari with the United States Supreme Court, which was granted. Oral argument was held in the Supreme Court on November 30, 2009 and a decision is expected in the first half of 2010. While MSD’s petition for certiorari was pending, plaintiffs filed their Consolidated and Fifth Amended Class Action Complaint in the District Court. On May 1, 2009, defendants moved to dismiss the Fifth Amended Class Action Complaint; that motion has been withdrawn without prejudice to refile it pending the outcome in the Supreme Court. In addition, various putative class actions have been brought against MSD and several current and former employees, officers, and directors of MSD alleging violations of ERISA. (All of these suits are referred to as the “Vioxx ERISA Lawsuits” and, together with the Vioxx Securities Lawsuits, the “Vioxx Shareholder Lawsuits”. The Vioxx Shareholder Lawsuits are discussed more fully in Item 3. “Legal Proceedings” below.) MSD has also been named as a defendant in actions in various countries outside the United States. (All of these suits are referred to as the “Vioxx Foreign Lawsuits”.) MSD has also been sued by ten states, five counties and New York City with respect to the marketing of Vioxx.
     The U.S. Department of Justice (“DOJ”) has issued subpoenas requesting information relating to MSD’s research, marketing and selling activities with respect to Vioxx in a federal health care investigation under criminal statutes. This investigation includes subpoenas for witnesses to appear before a grand jury. There are also ongoing investigations by local authorities in Europe. MSD is cooperating with authorities in all of these investigations. (All of these investigations are referred to as the “Vioxx Investigations”.) MSD cannot predict the outcome of any of these investigations; however, they could result in potential civil and/or criminal remedies.
     The Vioxx product liability litigation is discussed more fully in Item 3. “Legal Proceedings” below. A trial in a representative action in Australia concluded on June 25, 2009, in the Federal Court of Australia. The named plaintiff, who alleged he suffered an MI, seeks to represent others in Australia who ingested Vioxx and suffered an MI, thrombotic stroke, unstable angina, transient ischemic attack or peripheral vascular disease. On March 5, 2010, the trial judge delivered his judgment. The Court decided to dismiss all claims against MSD, specifically finding that MSD had done everything that might reasonably be expected of it in the discharge of its duty of care. With regard to MSD’s Australian subsidiary, Merck Sharp & Dohme (Australia) Pty. Ltd., the Court decided to dismiss certain claims but to award the named plaintiff, who the Court found suffered a myocardial infarction (“MI”) after ingesting Vioxx for approximately 33 months, compensation based on statutory claims that Vioxx was not fit for purpose or of merchantable quality, even though the Court rejected the applicant’s claim that MSD knew or ought to have known prior to the voluntary withdrawal of Vioxx in September 2004 that Vioxx materially increased the risk of MI. On May 7, 2010, the Court will conduct a hearing to determine the orders to be entered giving effect to the judgment, in which the court will determine which of its findings of fact and law are common to the claims of other group members and will consider any other motions that might be brought. MSD’s subsidiary intends to appeal the adverse findings after the orders have been entered.
     MSD currently anticipates that two U.S. Vioxx Product Liability Lawsuits will be tried in 2010. MSD cannot predict the timing of any other trials related to the Vioxx Litigation. MSD believes that it has meritorious defenses to the Vioxx Product Liability Lawsuits, Vioxx Shareholder Lawsuits and Vioxx Foreign Lawsuits (collectively, the “Vioxx Lawsuits”) and will vigorously defend against them. MSD’s insurance coverage with respect to the Vioxx Lawsuits will not be adequate to cover its defense costs and any losses.

     During 2009, MSD spent approximately $244 million in the aggregate in legal defense costs worldwide related to (i) the Vioxx Lawsuits, and (ii) the Vioxx Investigations (collectively, the “Vioxx Litigation”). In 2009, $75 million of charges were recorded, including $35 million in the fourth quarter, to add to the reserve solely for its future legal defense costs related to the Vioxx Litigation which was $279 million at December 31, 2008 and $110 million (the “Vioxx Reserve”) at December 31, 2009. The amount of the Vioxx Reserve is based on certain assumptions, described below under Item 3. “Legal Proceedings”, and is the best estimate of the minimum amount that MSD believes will be incurred in connection with the remaining aspects of the Vioxx Litigation, however, events such as additional trials in the Vioxx Litigation and other events that could arise in the course of the Vioxx Litigation could affect the ultimate amount of defense costs to be incurred by MSD.
     MSD is not currently able to estimate any additional amounts that it may be required to pay in connection with the Vioxx Lawsuits or Vioxx Investigations. These proceedings are still expected to continue for years and MSD cannot predict the course the proceedings will take. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek unspecified damages, MSD is unable to predict the outcome of these matters, and at this time cannot reasonably estimate the possible loss or range of loss with respect to the Vioxx Lawsuits not included in the Settlement Program. Other than a reserve established in connection with the settlement of the shareholder derivative actions discussed below under Item 3. “Legal Proceedings”, MSD has not established any reserves for any potential liability relating to the Vioxx Lawsuits not included in the Settlement Program or the Vioxx Investigations.
     A series of unfavorable outcomes in the Vioxx Lawsuits or the Vioxx Investigations, resulting in the payment of substantial damages or fines or resulting in criminal penalties, could have a material adverse effect on MSD’s business, cash flow, results of operations, financial position and prospects.
     Issues concerning Vytorin and the ENHANCE and SEAS clinical trials have had an adverse effect on sales of Vytorin and Zetia in the United States and results from ongoing trials could have an adverse effect on such sales.
     The MSP Partnership sells Vytorin and Zetia. As previously disclosed, in January 2008, MSD and MSD’s Parent Company announced the results of the Effect of Combination Ezetimibe and High-Dose Simvastatin vs. Simvastatin Alone on the Atherosclerotic Process in Patients with Heterozygous Familial Hypercholesterolemia (“ENHANCE”) clinical trial, an imaging trial in 720 patients with heterozygous familial hypercholesterolemia, a rare genetic condition that causes very high levels of LDL “bad” cholesterol and greatly increases the risk for premature coronary artery disease. As previously reported, despite the fact that ezetimibe/simvastatin 10/80 mg (Vytorin) significantly lowered LDL “bad” cholesterol more than simvastatin 80 mg alone, there was no significant difference between treatment with ezetimibe/simvastatin and simvastatin alone on the pre-specified primary endpoint, a change in the thickness of carotid artery walls over two years as measured by ultrasound. The Improved Reduction in High-Risk Subjects Presenting with Acute Coronary Syndrome (“IMPROVE-IT”) trial is underway and is designed to provide cardiovascular outcomes data for ezetimibe/simvastatin in patients with acute coronary syndrome. No incremental benefit of ezetimibe/simvastatin on cardiovascular morbidity and mortality over and above that demonstrated for simvastatin has been established. In January 2009, the FDA announced that it had completed its review of the final clinical study report of ENHANCE. The FDA stated that the results from ENHANCE did not change its position that elevated LDL cholesterol is a risk factor for cardiovascular disease and that lowering LDL cholesterol reduces the risk for cardiovascular disease. For a discussion concerning litigation arising out of the ENHANCE study, see Item 3. “Legal Proceedings” below.
     As previously disclosed, MSD (as well as MSD’s Parent Company) has received several letters from the House Committee on Energy and Commerce, its Subcommittee on Oversight and Investigations (“O&I”), and the Ranking Minority Member of the Senate Finance Committee, collectively seeking a combination of witness interviews, documents and information on a variety of issues related to the ENHANCE clinical trial, the sale and promotion of Vytorin, as well as sales of stock by corporate officers. In addition, MSD (as well as MSD’s Parent Company) has received three additional letters each from O&I, seeking certain information and documents related to the Simvastatin and Ezetimibe in Aortic Stenosis (“SEAS”) clinical trial, which is described in more detail below. As previously disclosed, MSD received subpoenas from the New York State Attorney General’s Office and a letter from the Connecticut Attorney General seeking similar information and documents. Finally, in September 2008, the companies received a letter from the Civil Division of the DOJ informing it that the DOJ is investigating whether the companies’ conduct relating to the promotion of Vytorin caused false claims to be submitted to federal health care programs. MSD is cooperating with these investigations. As previously disclosed, a number of shareholder lawsuits arising out of the ENHANCE study have been brought against MSD and Schering-Plough.

     In July 2008, efficacy and safety results from the SEAS study were announced. SEAS was designed to evaluate whether intensive lipid lowering with Vytorin 10/40 mg would reduce the need for aortic valve replacement and the risk of cardiovascular morbidity and mortality versus placebo in patients with asymptomatic mild to moderate aortic stenosis who had no indication for statin therapy. Vytorin failed to meet its primary endpoint for the reduction of major cardiovascular events. In the study, patients in the group who took Vytorin 10/40 mg had a higher incidence of cancer than the group who took placebo. There was also a nonsignificant increase in deaths from cancer in patients in the group who took Vytorin versus those who took placebo. Cancer and cancer deaths were distributed across all major organ systems. MSD believes the cancer finding in SEAS is likely to be an anomaly that, taken in light of all the available data, does not support an association with Vytorin. In August 2008, the FDA announced that it was investigating the results from the SEAS trial. In December 2009, the FDA announced that it had completed its review of the data from the SEAS trial as well as a review of interim data from the Study of Heart and Renal Protection (“SHARP”) and IMPROVE-IT trials. Based on currently available information, the FDA indicated it believed it is unlikely that Vytorin or Zetia increase the risk of cancer-related death. The SHARP trial is expected to be completed in 2010. The IMPROVE-IT trial is scheduled for completion in 2013. As noted above, the SHARP trial is expected to be completed in 2010. Negative results from the SHARP trial could also have an adverse affect on the sales of Vytorin and Zetia.
     Following the announcements of the ENHANCE and SEAS clinical trial results, sales of Vytorin and Zetia declined in 2008 and 2009 in the United States. These issues concerning the ENHANCE and SEAS clinical trials have had an adverse effect on sales of Vytorin and Zetia and could continue to have an adverse effect on such sales. If sales of such products are materially adversely affected, MSD’s business, cash flow, results of operations, financial position and prospects could also be materially adversely affected. In addition, unfavorable outcomes resulting from the litigation concerning the sale and promotion of these products could have a material adverse effect on MSD’s business, cash flow, results of operations, financial position and prospects.
     Pharmaceutical products can develop unexpected safety or efficacy concerns.
     Unexpected safety or efficacy concerns can arise with respect to marketed products, whether or not scientifically justified, leading to product recalls, withdrawals, or declining sales, as well as product liability, consumer fraud and/or other claims.
     Changes in laws and regulations could adversely affect MSD’s business.
     All aspects of MSD’s business, including research and development, manufacturing, marketing, pricing, sales, litigation and intellectual property rights, are subject to extensive legislation and regulation. Changes in applicable federal and state laws and agency regulations could have a material adverse effect on MSD’s business.
     Reliance on third party relationships and outsourcing arrangements could adversely affect MSD’s business.
     MSD depends on third parties, including suppliers, alliances with other pharmaceutical and biotechnology companies, and third party service providers, for key aspects of its business including development, manufacture and commercialization of its products and support for its information technology systems. Failure of these third parties to meet their contractual, regulatory and other obligations to MSD or the development of factors that materially disrupt the relationships between MSD and these third parties could have a material adverse effect on MSD’s business.
     MSD is increasingly dependent on sophisticated information technology and infrastructure.
     MSD is increasingly dependent on sophisticated information technology and infrastructure. Any significant breakdown, intrusion, interruption or corruption of these systems or data breaches could have a material adverse effect on our business. In addition, MSD currently is proceeding with a multi-year implementation of an enterprise wide resource planning system, which includes modification to the design, operation and documentation of its internal controls over financial reporting, and intends to implement the resource planning system in the United States in 2010. Any material problems in the implementation could have a material adverse effect on MSD’s business.

     Developments following regulatory approval may adversely affect sales of MSD’s products.
     Even after a product reaches market, certain developments following regulatory approval, including results in post-marketing Phase IV trials, may decrease demand for MSD’s products, including the following:
•	the re-review of products that are already marketed;

•	new scientific information and evolution of scientific theories;

•	the recall or loss of marketing approval of products that are already marketed;

•	changing government standards or public expectations regarding safety, efficacy or labeling changes; and

•	greater scrutiny in advertising and promotion.
     In the past several years, clinical trials and post-marketing surveillance of certain marketed drugs of MSD and of competitors within the industry have raised safety concerns that have led to recalls, withdrawals or adverse labeling of marketed products. Clinical trials and post-marketing surveillance of certain marketed drugs also have raised concerns among some prescribers and patients relating to the safety or efficacy of pharmaceutical products in general that have negatively affected the sales of such products. In addition, increased scrutiny of the outcomes of clinical trials has led to increased volatility in market reaction. Further, these matters often attract litigation and, even where the basis for the litigation is groundless, considerable resources may be needed to respond.
     In addition, following the wake of product withdrawals and other significant safety issues, health authorities such as the FDA, the European Medicines Agency and the Pharmaceutical and Medical Device Agency have increased their focus on safety when assessing the benefit/risk balance of drugs. Some health authorities appear to have become more cautious when making decisions about approvability of new products or indications and are re-reviewing select products that are already marketed, adding further to the uncertainties in the regulatory processes. There is also greater regulatory scrutiny, especially in the United States, on advertising and promotion and, in particular, direct-to-consumer advertising.
     If previously unknown side effects are discovered or if there is an increase in negative publicity regarding known side effects of any of MSD’s products, it could significantly reduce demand for the product or require MSD to take actions that could negatively affect sales, including removing the product from the market, restricting its distribution or applying for labeling changes. Further, in the current environment in which all pharmaceutical companies operate, MSD is at risk for product liability claims for its products.
     MSD is subject to evolving and complex tax laws, which may result in additional liabilities that may affect results of operations.
     MSD is subject to evolving and complex tax laws in the jurisdictions in which it operates. Significant judgment is required for determining MSD’s tax liabilities, and MSD’s tax returns are periodically examined by various tax authorities. MSD believes that its accrual for tax contingencies is adequate for all open years based on past experience, interpretations of tax law, and judgments about potential actions by tax authorities; however, due to the complexity of tax contingencies, the ultimate resolution of any tax matters may result in payments greater or less than amounts accrued.
     In February 2010, President Obama’s administration proposed significant changes to the U.S. international tax laws, including changes that would limit U.S. tax deductions for expenses related to un-repatriated foreign-source income and modify the U.S. foreign tax credit rules. We cannot determine whether these proposals will be enacted into law or what, if any, changes may be made to such proposals prior to their being enacted into law. If these or other changes to the U.S. international tax laws are enacted, they could have a significant impact on the financial results of MSD.
     In addition, MSD may be impacted by changes in tax laws, including tax rate changes, changes to the laws related to the remittance of foreign earnings (deferral), or other limitations impacting the U.S. tax treatment of foreign earnings, new tax laws, and revised tax law interpretations in domestic and foreign jurisdictions.

     MSD’s debt obligations incurred to finance the Merger could adversely affect its business.
     While MSD’s financing strategy for the Merger was focused on preserving financial strength and flexibility to continue to invest in MSD’s business and key growth drivers post-merger, debt obligations incurred to finance the Merger could affect MSD’s flexibility in planning for, or reacting to, changes in its business and the industry in which it operates, thereby placing it at a competitive disadvantage compared to competitors that have less indebtedness. Further, if MSD decides to retire or pay down indebtedness early it may be required to dedicate a substantial portion of its cash flow from operations to do so, thereby reducing the availability of its cash flow for other purposes.
     Product liability insurance for products may be limited, cost prohibitive or unavailable.
     As a result of a number of factors, product liability insurance has become less available while the cost has increased significantly. With respect to product liability, MSD self-insures substantially all of its risk, as the availability of commercial insurance has become more restrictive. MSD has evaluated its risks and has determined that the cost of obtaining product liability insurance outweighs the likely benefits of the coverage that is available and, as such, has no insurance for certain product liabilities effective August 1, 2004, including liability for MSD products first sold after that date. MSD will continually assess the most efficient means to address its risk; however, there can be no guarantee that insurance coverage will be obtained or, if obtained, will be sufficient to fully cover product liabilities that may arise.
Cautionary Factors that May Affect Future Results
     (Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)
     This report, including the Annual Report, and other written reports and oral statements made from time to time by MSD may contain so-called “forward-looking statements,” all of which are based on management’s current expectations and are subject to risks and uncertainties which may cause results to differ materially from those set forth in the statements. One can identify these forward-looking statements by their use of words such as “expects,” “plans,” “will,” “estimates,” “forecasts,” “projects” and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address MSD’s growth strategy, financial results, product development, product approvals, product potential, and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ materially from MSD’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially. MSD does not assume the obligation to update any forward-looking statement. MSD cautions you not to place undue reliance on these forward-looking statements. Although it is not possible to predict or identify all such factors, they may include the following:
•	Competition from generic products as MSD’s products lose patent protection.
•	Increased “brand” competition in therapeutic areas important to MSD’s long-term business performance.
•	The difficulties and uncertainties inherent in new product development. The outcome of the lengthy and complex process of new product development is inherently uncertain. A drug candidate can fail at any stage of the process and one or more late-stage product candidates could fail to receive regulatory approval. New product candidates may appear promising in development but fail to reach the market because of efficacy or safety concerns, the inability to obtain necessary regulatory approvals, the difficulty or excessive cost to manufacture and/or the infringement of patents or intellectual property rights of others. Furthermore, the sales of new products may prove to be disappointing and fail to reach anticipated levels.
•	Pricing pressures, both in the United States and abroad, including rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and health care reform, pharmaceutical reimbursement and pricing in general.
•	Changes in government laws and regulations and the enforcement thereof affecting MSD’s business.

•	Efficacy or safety concerns with respect to marketed products, whether or not scientifically justified, leading to product recalls, withdrawals or declining sales.
•	Significant litigation related to Vioxx, and Vytorin and Zetia.
•	Legal factors, including product liability claims, antitrust litigation and governmental investigations, including tax disputes, environmental concerns and patent disputes with branded and generic competitors, any of which could preclude commercialization of products or negatively affect the profitability of existing products.
•	Lost market opportunity resulting from delays and uncertainties in the approval process of the FDA and foreign regulatory authorities.
•	Increased focus on privacy issues in countries around the world, including the United States and the EU. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect directly MSD’s business, including recently enacted laws in a majority of states in the United States requiring security breach notification.
•	Changes in tax laws including changes related to the taxation of foreign earnings.
•	Changes in accounting pronouncements promulgated by standard-setting or regulatory bodies, including the Financial Accounting Standards Board and the SEC, that are adverse to MSD.
•	Economic factors over which MSD has no control, including changes in inflation, interest rates and foreign currency exchange rates.
     This list should not be considered an exhaustive statement of all potential risks and uncertainties. See “Risk Factors” above.
Item 1B. Unresolved Staff Comments.
     None
Item 2. Properties.
     MSD’s corporate headquarters is located in Whitehouse Station, New Jersey. MSD’s U.S. commercial operations are headquartered in Upper Gwynedd, Pennsylvania. MSD’s U.S. pharmaceutical business is conducted through divisional headquarters located in Upper Gwynedd and Whitehouse Station, New Jersey. MSD’s vaccines business is conducted through divisional headquarters located in West Point, Pennsylvania. MSD’s principal research facilities are located in Rahway, New Jersey, West Point, Pennsylvania and Montreal, Canada. MSD also has production facilities for human health products at seven locations in the United States and Puerto Rico. Outside the United States, through subsidiaries, MSD owns or has an interest in manufacturing plants or other properties in Australia, Canada, Japan, Singapore, South Africa, and other countries in Western Europe, Central and South America, and Asia.
     Capital expenditures for 2009 and 2008 were $1.3 billion. In the United States, these amounted to $942.4 million for 2009 and $946.6 million for 2008. Abroad, such expenditures amounted to $351.9 million for 2009 and $351.7 million for 2008.
     MSD and its subsidiaries own their principal facilities and manufacturing plants under titles that they consider to be satisfactory. MSD considers that its properties are in good operating condition and that its machinery and equipment have been well maintained. Plants for the manufacture of products are suitable for their intended purposes and have capacities and projected capacities adequate for current and projected needs for existing MSD products. Some capacity of the plants is being converted, with any needed modification, to the requirements of newly introduced and future products.
Item 3. Legal Proceedings.
     MSD is involved in various claims and legal proceedings of a nature considered normal to its business, including product liability, intellectual property, and commercial litigation, as well as additional matters such as antitrust actions.

Vioxx Litigation
Product Liability Lawsuits
     As previously disclosed, individual and putative class actions have been filed against MSD in state and federal courts alleging personal injury and/or economic loss with respect to the purchase or use of Vioxx. All such actions filed in federal court are coordinated in a multidistrict litigation in the U.S. District Court for the Eastern District of Louisiana (the “MDL”) before District Judge Eldon E. Fallon. A number of such actions filed in state court are coordinated in separate coordinated proceedings in state courts in New Jersey, California and Texas, and the counties of Philadelphia, Pennsylvania and Washoe and Clark Counties, Nevada. As of December 31, 2009, MSD had been served or was aware that it had been named as a defendant in approximately 9,100 pending lawsuits, which include approximately 19,400 plaintiff groups, alleging personal injuries resulting from the use of Vioxx, and in approximately 44 putative class actions alleging personal injuries and/or economic loss. (All of the actions discussed in this paragraph and in “Other Lawsuits” below are collectively referred to as the “Vioxx Product Liability Lawsuits.”) Of these lawsuits, approximately 7,350 lawsuits representing approximately 15,525 plaintiff groups are or are slated to be in the federal MDL and approximately 10 lawsuits representing approximately 10 plaintiff groups are included in a coordinated proceeding in New Jersey Superior Court before Judge Carol E. Higbee.
     Of the plaintiff groups described above, most are currently in the Vioxx Settlement Program, described below. As of December 31, 2009, 80 plaintiff groups who were otherwise eligible for the Settlement Program have not participated and their claims remain pending against MSD. In addition, the claims of approximately 275 plaintiff groups who are not eligible for the Settlement Program remain pending against MSD. A number of these 275 plaintiff groups are subject to various motions to dismiss for failure to comply with court-ordered deadlines. Since December 31, 2009, certain of these plaintiff groups have since been dismissed. In addition, the claims of over 35,600 plaintiffs had been dismissed as of December 31, 2009, the vast majority of which were dismissed as a result of the settlement process discussed below.
     On November 9, 2007, MSD announced that it had entered into an agreement (the “Settlement Agreement”) with the law firms that comprise the executive committee of the Plaintiffs’ Steering Committee (“PSC”) of the federal Vioxx MDL, as well as representatives of plaintiffs’ counsel in the Texas, New Jersey and California state coordinated proceedings, to resolve state and federal MI and ischemic stroke (“IS”) claims filed as of that date in the United States. The Settlement Agreement applies only to U.S. legal residents and those who allege that their MI or IS occurred in the United States. The Settlement Agreement provided for MSD to pay a fixed aggregate amount of $4.85 billion into two funds ($4.0 billion for MI claims and $850 million for IS claims).
     Interim and final payments have been made to certain qualifying claimants. It is expected that the remainder of the full $4.85 billion will be distributed in the first half of 2010. MSD has completed making payments into the settlement funds.
     There are two U.S. Vioxx Product Liability Lawsuits currently scheduled for trial in 2010. MSD has previously disclosed the outcomes of several Vioxx Product Liability Lawsuits that were tried prior to 2010.
     Of the cases that went to trial, the McDarby matter was resolved in the fourth quarter of 2009, leaving only two unresolved post-trial appeals: Ernst v. Merck and Garza v. Merck.
     As previously reported, in September 2006, MSD filed a notice of appeal of the August 2005 jury verdict in favor of the plaintiff in the Texas state court case, Ernst v. Merck. On May 29, 2008, the Texas Court of Appeals reversed the trial court’s judgment and issued a judgment in favor of MSD. The Court of Appeals found the evidence to be legally insufficient on the issue of causation. Plaintiff filed a motion for rehearing en banc in the Court of Appeals. On June 4, 2009, in response to plaintiff’s motion for rehearing, the Court of Appeals issued a new opinion reversing the jury’s verdict and rendered judgment for MSD. On September 8, 2009, plaintiff filed a second motion for rehearing en banc, which the Court of Appeals denied on November 19, 2009. On December 7, 2009, plaintiff filed another motion for rehearing, which the Court of Appeals again denied. Plaintiff filed a petition for review with the Supreme Court of Texas on February 3, 2010.
     As previously reported, in April 2006, in Garza v. Merck, a jury in state court in Rio Grande City, Texas returned a verdict in favor of the family of decedent Leonel Garza. The jury awarded a total of $7 million in compensatory damages to Mr. Garza’s widow and three sons. The jury also purported to award $25 million in punitive damages even though under Texas law, in this case, potential punitive damages were capped at $750,000. In May 2008, the San Antonio Court of Appeals reversed the judgment and rendered a judgment in favor of MSD. In December 2008, the Court of Appeals, on rehearing, vacated its prior ruling and issued a replacement. In the new ruling, the court ordered a take-nothing judgment for MSD on the design defect claim, but reversed and remanded for a new trial as to the strict liability claim because of juror misconduct.

In January 2009, MSD filed a petition for review with the Texas Supreme Court. The Texas Supreme Court granted MSD’s petition for review and oral argument was held on January 20, 2010.
Other Lawsuits
     Approximately 190 claims by individual private third-party payors were filed in the New Jersey court and in federal court in the MDL. On September 15, 2009, MSD announced it had finalized a settlement agreement, which it had previously disclosed, to resolve all pending lawsuits in which U.S.-based private third-party payors (“TPPs”) sought reimbursement for covering Vioxx purchased by their plan members. Certain other claimants participated in the resolution as well. The agreement provided that MSD did not admit wrongdoing or fault. Under the settlement agreement, MSD paid a fixed total of $80 million. This amount includes a settlement fund that will be divided among the TPPs (insurers, employee benefit plans and union welfare funds) participating in the resolution in accordance with a formula that is based on product volume and a provision for potential payment of attorneys’ fees. In return, the settling TPPs will dismiss their lawsuits and release their claims against MSD. Stipulated dismissals of the settled TTP actions were filed in New Jersey and the MDL in December 2009. MSD recorded a charge of $80 million in the second quarter of 2009 related to the settlement and paid the $80 million in the fourth quarter of 2009. Since the settlement, one additional TPP case has been filed which is pending in the MDL proceeding.
     Separately, there are also still pending in various U.S. courts putative class actions purportedly brought on behalf of individual purchasers or users of Vioxx and seeking reimbursement of alleged economic loss. In the MDL proceeding, 33 such class actions remain. In 2005, MSD moved to dismiss a master complaint that includes these cases, but the MDL court has not yet ruled on that motion.
     On March 17, 2009, the New Jersey Superior Court denied plaintiffs’ motion for class certification in Martin-Kleinman v. Merck, a putative consumer class action. Plaintiffs moved for leave to appeal the decision to the New Jersey Supreme Court on November 6, 2009. On January 12, 2010, the New Jersey Supreme Court denied plaintiff’s request for appellate review of the denial of class certification.
     On June 12, 2008, a Missouri state court certified a class of Missouri plaintiffs seeking reimbursement for out-of-pocket costs relating to Vioxx. The plaintiffs do not allege any personal injuries from taking Vioxx. The Missouri Court of Appeals affirmed the trial court’s certification of a class on May 12, 2009, and the Missouri Supreme Court denied MSD’s application for review of that decision on September 1, 2009. Trial has been set for April 11, 2011. In addition, in Indiana, plaintiffs have filed a motion to certify a class of Indiana Vioxx purchasers in a case pending before the Circuit Court of Marion County, Indiana; discovery in that case is ongoing. Briefing is complete on plaintiffs’ motion to certify a class of Kentucky Vioxx purchasers before the Circuit Court of Pike County, Kentucky. A hearing on this matter was held on February 26, 2010. A judge in Cook County, Illinois has consolidated three putative class actions brought by Vioxx purchasers. The plaintiffs in those actions recently voluntarily dismissed their lawsuits.
     Plaintiffs also filed a class action in California state court seeking certification of a class of California third-party payors and end-users. The trial court denied the motion for class certification on April 30, 2009, and the Court of Appeal affirmed that ruling on December 15, 2009. On January 25, 2010, plaintiffs filed a petition for review with the California Supreme Court.
     MSD has also been named as a defendant in twenty-one separate lawsuits brought by government entities, including the Attorneys General of thirteen states, five counties, the City of New York, and private citizens (who have brought qui tam and taxpayer derivative suits). These actions allege that MSD misrepresented the safety of Vioxx and seek: (i) recovery of the cost of Vioxx purchased or reimbursed by the government entity and its agencies; (ii) reimbursement of all sums paid by the government entity and its agencies for medical services for the treatment of persons injured by Vioxx; (iii) damages under various common law theories; and/or (iv) remedies under various state statutory theories, including state consumer fraud and/or fair business practices or Medicaid fraud statutes, including civil penalties. Nine of the thirteen cases are pending in the MDL proceeding, two are subject to conditional orders transferring them to the MDL proceeding, and two were remanded to state court. One of the lawsuits brought by the counties is a class action filed by Santa Clara County, California on behalf of all similarly situated California counties.
     MSD’s motion for summary judgment was granted in November 2009 in a case brought by the Attorney General of Texas that was scheduled to go to trial in early 2010. The Texas Attorney General did not appeal. In the Michigan Attorney General case, MSD is currently seeking appellate review of the trial court’s order denying MSD’s motion to dismiss. The trial court has entered a stay of proceedings (including discovery) pending the result of that appeal. Finally, the Attorney General actions in the MDL described in the previous paragraph are in the discovery phase. The Louisiana Attorney General case is currently scheduled for trial in the MDL court on April 12, 2010.
Shareholder Lawsuits
     As previously disclosed, in addition to the Vioxx Product Liability Lawsuits, MSD and various current and former officers and directors are defendants in various putative class actions and individual lawsuits under the federal securities laws and state securities laws (the “Vioxx Securities Lawsuits”). All of the Vioxx Securities Lawsuits pending in federal court have been transferred by the Judicial Panel on Multidistrict Litigation (the “JPML”) to the U.S. District Court for the District of New Jersey before District Judge Stanley R. Chesler for inclusion in a nationwide MDL (the “Shareholder MDL”). Judge Chesler has consolidated the Vioxx Securities Lawsuits for all purposes. The putative class action, which requested damages on behalf of purchasers of MSD stock between May 21, 1999 and October 29, 2004, alleged that the defendants made false and misleading statements regarding Vioxx in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and sought unspecified compensatory damages and the costs of suit, including attorneys’ fees. The complaint also asserted claims under Section 20A of the Securities and Exchange Act against certain defendants relating to their sales of MSD stock and under Sections 11, 12 and 15 of the Securities Act of 1933 against certain defendants based on statements in a registration statement and certain prospectuses filed in connection with the MSD Stock Investment Plan, a dividend reinvestment plan. On April 12, 2007, Judge Chesler granted defendants’ motion to dismiss the complaint with prejudice. Plaintiffs appealed Judge Chesler’s decision to the U.S. Court of Appeals for the Third Circuit. On September 9, 2008, the Third Circuit issued an opinion reversing Judge Chesler’s order and remanding the case to the District Court. MSD filed a petition for a writ of certiorari with the United States Supreme Court on January 15, 2009, which the Supreme Court granted on May 26, 2009. Oral argument was held on November 30, 2009 and a decision is expected in the first half of 2010. While the petition for certiorari was pending, plaintiffs filed their Consolidated and Fifth Amended Class Action Complaint in the District Court. MSD filed a motion to dismiss that complaint on May 1, 2009, following which the District Court proceedings were stayed pending the outcome of the Supreme Court appeal. The motion to dismiss in the District Court has been withdrawn without prejudice to MSD’s right to re-file such a motion pending the outcome of the Supreme Court appeal.
     In October 2005, a Dutch pension fund filed a complaint in the District of New Jersey alleging violations of federal securities laws as well as violations of state law against MSD and certain officers. Pursuant to the Case Management Order governing the Shareholder MDL, the case, which is based on the same allegations as the Vioxx Securities Lawsuits, was consolidated with the Vioxx Securities Lawsuits. Defendants’ motion to dismiss the pension fund’s complaint was filed on August 3, 2007. In September 2007, the Dutch pension fund filed an amended complaint rather than responding to defendants’ motion to dismiss. In addition, in 2007, six new complaints were filed in the District of New Jersey on behalf of various foreign institutional investors also alleging violations of federal securities laws as well as violations of state law against MSD and certain officers. By stipulation, defendants are not required to respond to these complaints until the resolution of any motion to dismiss in the consolidated securities action.
     In addition, as previously disclosed, various putative class actions filed in federal court under the Employee Retirement Income Security Act (“ERISA”) against MSD and certain current and former officers and directors (the “Vioxx ERISA Lawsuits” and, together with the Vioxx Securities Lawsuits and the Vioxx Derivative Lawsuits described below, the “Vioxx Shareholder Lawsuits”) have been transferred to the Shareholder MDL and consolidated for all purposes. The consolidated complaint asserts claims for breach of fiduciary duty on behalf of certain of MSD’s current and former employees who are participants in certain of MSD’s retirement plans. The complaint makes similar allegations with respect to Vioxx to the allegations contained in the Vioxx Securities Lawsuits. On July 11, 2006, Judge Chesler granted in part and denied in part defendants’ motion to dismiss the ERISA complaint. On October 19, 2007, plaintiffs moved for certification of a class of individuals who were participants in and beneficiaries of MSD’s retirement savings plans at any time between October 1, 1998 and September 30, 2004 and whose plan accounts included investments in the MSD Common Stock Fund and/or MSD common stock. On February 9, 2009, the court denied the motion for certification of a class as to one count and granted the motion as to the remaining counts. The court also excluded from the class definition those individuals who (i) were not injured in connection with their investments in MSD stock and (ii) executed post-separation settlement agreements that released their claims under ERISA. On March 23, 2009, Judge Chesler denied defendants’ motion for judgment on the pleadings. On May 11, 2009, Judge Chesler entered an order denying plaintiffs’ motion for partial summary judgment against certain individual defendants, which had been filed on December 24, 2008.
     As previously disclosed, on October 29, 2004, two individual shareholders made a demand on MSD’s Board to take legal action against Mr. Raymond Gilmartin, former Chairman, President and Chief Executive Officer, and other individuals for allegedly causing damage to MSD with respect to the allegedly improper marketing of Vioxx. In December 2004, the Special Committee of the Board of Directors retained the Honorable John S. Martin, Jr. of Debevoise & Plimpton LLP to

conduct an independent investigation of, among other things, the allegations set forth in the demand. Judge Martin’s report was made public in September 2006. Based on the Special Committee’s recommendation made after careful consideration of the Martin report and the impact that derivative litigation would have on MSD, the Board rejected the demand. On October 11, 2007, two shareholders filed a shareholder derivative lawsuit purportedly on MSD’s behalf in state court in Atlantic County, New Jersey against current and former officers and directors of MSD. Plaintiffs alleged that the Board’s rejection of their demand was unreasonable and improper, and that the defendants breached various duties to MSD in allowing Vioxx to be marketed. The parties reached a proposed settlement and, on February 8, 2010, the court issued an order preliminarily approving the settlement and requiring that notice of the proposed settlement be made to MSD’s Parent Company’s shareholders. On February 9, 2010, MSD’s Parent Company notified shareholders of the proposed settlement and its terms. On March 22, 2010, the court approved the settlement. Under the settlement, certain corporate governance changes will be made and policies and procedures previously established will be supplemented. In addition, MSD will pay an award of fees and expenses to plaintiffs’ attorneys in an amount to be determined by the court, not to exceed $12.15 million. In addition, MSD, the plaintiffs and the individual defendants will exchange full, mutual releases of all claims that were, or could have been, asserted in the derivative actions. The settlement does not constitute an admission of liability or wrongful conduct by MSD or by any of the defendants named in the actions. This settlement also resolves the federal consolidated shareholder derivative action described below.
     As previously disclosed, various shareholder derivative actions filed in federal court were transferred to the Shareholder MDL and consolidated for all purposes by Judge Chesler (the “Vioxx Derivative Lawsuits”). On May 5, 2006, Judge Chesler granted defendants’ motion to dismiss on the grounds that plaintiffs had failed to demonstrate that demand should be excused and denied plaintiffs’ request for leave to amend their complaint. Plaintiffs appealed, arguing that Judge Chesler erred in denying plaintiffs’ leave to amend their complaint with documents acquired by stipulation of the parties. On July 18, 2007, the United States Court of Appeals for the Third Circuit reversed the District Court’s decision on the grounds that Judge Chesler should have allowed plaintiffs to seek leave to amend their complaint using the documents acquired by stipulation, and remanded the case for the District Court’s consideration of whether, even with the additional materials, plaintiffs’ proposed amendment would be futile. Plaintiffs filed their brief in support of their request for leave to amend their complaint, along with their proposed amended complaint, on November 9, 2007. The Court denied the motion on June 17, 2008, and again dismissed the case. One of the plaintiffs appealed Judge Chesler’s decision to the United States Court of Appeals for the Third Circuit. Oral argument on the appeal was held on July 15, 2009. On November 10, 2009, before any decision was issued, the appeal was stayed pending approval of the settlement reached in the derivative action pending in the New Jersey Superior Court discussed above.
International Lawsuits
     As previously disclosed, in addition to the lawsuits discussed above, MSD has been named as a defendant in litigation relating to Vioxx in various countries (collectively, the “Vioxx Foreign Lawsuits”) in Europe, as well as Canada, Brazil, Argentina, Australia, Turkey, Israel, The Philippines and Singapore.
     In November 2006, the Superior Court in Quebec authorized the institution of a class action on behalf of all individuals who, in Quebec, consumed Vioxx and suffered damages arising out of its ingestion. On May 7, 2009, the plaintiffs served an introductory motion for a class action based upon that authorization, and the case remains in preliminary stages of litigation. On May 30, 2008, the provincial court of Queen’s Bench in Saskatchewan, Canada entered an order certifying a class of Vioxx users in Canada, except those in Quebec. MSD appealed the certification order and, on March 30, 2009, the Court of Appeal granted MSD’s appeal and quashed the certification order. On October 22, 2009, the Supreme Court of Canada dismissed plaintiffs’ appeal application and decided not to review the judgment of the Saskatchewan Court of Appeal. On July 28, 2008, the Superior Court in Ontario denied MSD’s motion to stay class proceedings in Ontario and decided to certify an overlapping class of Vioxx users in Canada, except those in Quebec and Saskatchewan, who allege negligence and an entitlement to elect to waive the tort. On February 13, 2009, the Ontario Divisional Court dismissed the appeal from the order denying the stay and, on May 15, 2009, the Ontario Court of Appeal denied leave to appeal. On October 22, 2009, the Supreme Court of Canada dismissed MSD’s application and decided not to review the judgment of the Ontario Court of Appeal. After the Court of Appeal for Saskatchewan quashed the multi-jurisdictional certification order entered in that province, MSD applied to the Ontario Court of Appeal for leave to appeal from the Ontario certification order. Leave to appeal was granted, the appeal was filed on May 20, 2009 and, in accordance with the court’s decision, MSD sought leave to appeal to the Divisional Court, which was denied on December 7, 2009. These procedural decisions in the Canadian litigation do not address the merits of the plaintiffs’ claims and litigation in Canada remains in an early stage.
     A trial in a representative action in Australia concluded on June 25, 2009, in the Federal Court of Australia. The named plaintiff, who alleged he suffered an MI, seeks to represent others in Australia who ingested Vioxx and suffered an MI, thrombotic stroke, unstable angina, transient ischemic attack or peripheral vascular disease. On March 30, 2009, the trial judge entered an order directing that, in advance of all other issues in the proceeding, the issues to be determined during the trial are those issues of fact and law in the named plaintiff’s individual case, and those issues of fact and law that the trial judge finds, after hearing the evidence, are common to the claims of the group members that the named plaintiff has alleged that he represents. On March 5, 2010, the trial judge delivered his judgment. The Court decided to dismiss all claims against MSD, specifically finding that MSD had done everything that might reasonably be expected of it in the discharge of its duty of care. With regard to MSD’s Australian subsidiary, Merck Sharp & Dohme (Australia) Pty. Ltd., the Court decided to dismiss certain claims but to award the named plaintiff, who the Court found suffered an MI after ingesting Vioxx for approximately 33 months, compensation based on statutory claims that Vioxx was not fit for purpose or of merchantable quality, even though the Court rejected the applicant’s claim that MSD knew or ought to have known prior to the voluntary withdrawal of Vioxx in September 2004 that Vioxx materially increased the risk of MI. On May 7, 2010, the Court will conduct a hearing to determine the orders to be entered giving effect to the judgment, in which the court will determine which of its findings of fact and law are common to the claims of other group members and will consider any other motions that might be brought. MSD’s subsidiary intends to appeal the adverse findings after the orders have been entered.
Insurance
     As previously disclosed, MSD has Directors and Officers insurance coverage applicable to the Vioxx Securities Lawsuits and Vioxx Derivative Lawsuits with stated upper limits of approximately $190 million. MSD has Fiduciary and other insurance for the Vioxx ERISA Lawsuits with stated upper limits of approximately $275 million. As a result of the previously disclosed arbitration, additional insurance coverage for these claims should also be available, if needed, under upper-level excess policies that provide coverage for a variety of risks. There are disputes with the insurers about the availability of some or all of MSD’s insurance coverage for these claims and there are likely to be additional disputes. The amounts actually recovered under the policies discussed in this paragraph may be less than the stated upper limits.
Investigations
     As previously disclosed, MSD has received subpoenas from the DOJ requesting information related to MSD’s research, marketing and selling activities with respect to Vioxx in a federal health care investigation under criminal statutes. This investigation includes subpoenas for witnesses to appear before a grand jury. As previously disclosed, in March 2009, MSD received a letter from the U.S. Attorney’s Office for the District of Massachusetts identifying it as a target of the grand jury investigation regarding Vioxx. Further, as previously disclosed, investigations are being conducted by local authorities in certain cities in Europe in order to determine whether any criminal charges should be brought concerning Vioxx. MSD is cooperating with these governmental entities in their respective investigations (the “Vioxx Investigations”). MSD cannot predict the outcome of these inquiries; however, they could result in potential civil and/or criminal remedies.
     In addition, MSD received a subpoena in September 2006 from the State of California Attorney General seeking documents and information related to the placement of Vioxx on California’s Medi-Cal formulary. MSD is cooperating with the Attorney General in responding to the subpoena.
Reserves
     As discussed above, on November 9, 2007, MSD entered into the Settlement Agreement with the law firms that comprise the executive committee of the PSC of the federal Vioxx MDL as well as representatives of plaintiffs’ counsel in the Texas, New Jersey and California state coordinated proceedings to resolve state and federal MI and IS claims filed as of that date in the United States. In 2007, as a result of entering into the Settlement Agreement, MSD recorded a pretax charge of $4.85 billion which represents the fixed aggregate amount to be paid to plaintiffs qualifying for payment under the Settlement Program.
     There are two U.S. Vioxx Product Liability Lawsuit trials scheduled for trial in 2010. MSD cannot predict the timing of any other trials related to the Vioxx Litigation. MSD believes that it has meritorious defenses to the Vioxx Product Liability Lawsuits, Vioxx Shareholder Lawsuits and Vioxx Foreign Lawsuits (collectively the “Vioxx Lawsuits”) and will vigorously defend against them. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek indeterminate damages, MSD is unable to predict the outcome of these matters, and at this time cannot reasonably estimate the possible loss or range of loss with respect to the Vioxx Lawsuits not included in the Settlement Program. MSD has not established any reserves for any potential liability relating to the Vioxx Lawsuits not included in the Settlement Program, other than a reserve established in connection with the resolution of the shareholder derivative lawsuits discussed above, or the Vioxx Investigations. Unfavorable outcomes in the Vioxx Litigation could have a material adverse effect on MSD’s financial position, liquidity and results of operations.

     Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. As of December 31, 2008, MSD had an aggregate reserve of approximately $4.379 billion (the “Vioxx Reserve”) for the Settlement Program and future legal defense costs related to the Vioxx Litigation.
     During 2009, MSD spent approximately $244 million in the aggregate in legal defense costs worldwide, including approximately $54 million in the fourth quarter of 2009, related to (i) the Vioxx Product Liability Lawsuits, (ii) the Vioxx Shareholder Lawsuits, (iii) the Vioxx Foreign Lawsuits, and (iv) the Vioxx Investigations (collectively, the “Vioxx Litigation”). In addition, during 2009, MSD paid an additional $4.1 billion into the settlement funds in connection with the Settlement Program. Also, during 2009, $75 million of charges were recorded, including $35 million in the fourth quarter, solely for future legal defense costs for the Vioxx Litigation. Consequently, as of December 31, 2009, the aggregate amount of the Vioxx Reserve was approximately $110 million, which is solely for future legal defense costs for the Vioxx Litigation. Some of the significant factors considered in the review of the Vioxx Reserve were as follows: the actual costs incurred by MSD; the development of MSD’s legal defense strategy and structure in light of the scope of the Vioxx Litigation, including the Settlement Agreement and the expectation that certain lawsuits will continue to be pending; the number of cases being brought against MSD; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the Vioxx Litigation. The amount of the Vioxx Reserve as of December 31, 2009 represents MSD’s best estimate of the minimum amount of defense costs to be incurred in connection with the remaining aspects of the Vioxx Litigation; however, events such as additional trials in the Vioxx Litigation and other events that could arise in the course of the Vioxx Litigation could affect the ultimate amount of defense costs to be incurred by MSD.
     MSD will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the Vioxx Reserve at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.
Other Product Liability Litigation
Fosamax
     As previously disclosed, MSD is a defendant in product liability lawsuits in the United States involving Fosamax (the “Fosamax Litigation”). As of December 31, 2009, approximately 978 cases, which include approximately 1,356 plaintiff groups, had been filed and were pending against MSD in either federal or state court, including one case which seeks class action certification, as well as damages and/or medical monitoring. In these actions, plaintiffs allege, among other things, that they have suffered osteonecrosis of the jaw, generally subsequent to invasive dental procedures, such as tooth extraction or dental implants and/or delayed healing, in association with the use of Fosamax. In addition, plaintiffs in approximately five percent of these actions allege that they sustained stress and/or low energy femoral fractures in association with the use of Fosamax. On August 16, 2006, the JPML ordered that the Fosamax product liability cases pending in federal courts nationwide should be transferred and consolidated into one multidistrict litigation (the “Fosamax MDL”) for coordinated pre-trial proceedings. The Fosamax MDL has been transferred to Judge John Keenan in the U.S. District Court for the Southern District of New York. As a result of the JPML order, approximately 771 of the cases are before Judge Keenan. Judge Keenan issued a Case Management Order (and various amendments thereto) setting forth a schedule governing the proceedings which focused primarily upon resolving the class action certification motions in 2007 and completing fact discovery in an initial group of 25 cases by October 1, 2008. Briefing and argument on plaintiffs’ motions for certification of medical monitoring classes were completed in 2007 and Judge Keenan issued an order denying the motions on January 3, 2008. On January 28, 2008, Judge Keenan issued a further order dismissing with prejudice all class claims asserted in the first four class action lawsuits filed against MSD that sought personal injury damages and/or medical monitoring relief on a class wide basis. Daubert motions were filed in May 2009 and Judge Keenan conducted a Daubert hearing in July 2009. On July 27, 2009, Judge Keenan issued his ruling on the parties’ respective Daubert motions. The ruling denied the Plaintiff Steering Committee’s motion and granted in part and denied in part MSD’s motion. The first MDL trial — Boles v. Merck — began on August 11, 2009, and ended on September 2, 2009. On September 11, 2009, the MDL court declared a mistrial in Boles because the eight person jury could not reach a unanimous verdict and, consequently, the Boles case is set to be retried on June 2, 2010. The second MDL case set for trial — Flemings v. Merck — was scheduled to start on January 12, 2010, but Judge Keenan granted MSD’s motion for summary judgment and dismissed the case on November 23, 2009. The next MDL case set for trial — Maley v. Merck — is currently scheduled to start on April 19, 2010. MSD filed a motion for summary judgment in Maley, which the MDL court granted in part and denied in part on January 27, 2010 and, as a result, MSD expects that the trial will commence as currently scheduled on April 19. On February 1, 2010, Judge Keenan selected a new bellwether case — Judith Graves v. Merck — to replace the Flemings bellwether case, which the MDL court dismissed when it granted summary judgment in favor of MSD. The MDL court has set the Graves trial to begin on September 13, 2010. A trial in Alabama is currently scheduled to begin on May 3, 2010 and a trial in Florida is currently scheduled to begin on June 21, 2010.

     In addition, in July 2008, an application was made by the Atlantic County Superior Court of New Jersey requesting that all of the Fosamax cases pending in New Jersey be considered for mass tort designation and centralized management before one judge in New Jersey. On October 6, 2008, the New Jersey Supreme Court ordered that all pending and future actions filed in New Jersey arising out of the use of Fosamax and seeking damages for existing dental and jaw-related injuries, including osteonecrosis of the jaw, but not solely seeking medical monitoring, be designated as a mass tort for centralized management purposes before Judge Higbee in Atlantic County Superior Court. As of December 31, 2009, approximately 189 cases were pending against MSD in the New Jersey coordinated proceeding. On July 20, 2009, Judge Higbee entered a Case Management Order (and various amendments thereto) setting forth a schedule that contemplates completing fact discovery in an initial group of 10 cases by February 28, 2010, followed by expert discovery in five of those cases, and a projected trial date of July 12, 2010 for the first case to be tried in the New Jersey coordinated proceeding.
     Discovery is ongoing in the Fosamax MDL litigation, the New Jersey coordinated proceeding, and the remaining jurisdictions where Fosamax cases are pending. MSD intends to defend against these lawsuits.
     As of December 31, 2008, MSD had a remaining reserve of approximately $33 million solely for its future legal defense costs for the Fosamax Litigation. During 2009, MSD spent approximately $35 million and $40 million was added to the reserve. Consequently, as of December 31, 2009, MSD had a reserve of approximately $38 million solely for its future legal defense costs for the Fosamax Litigation. Some of the significant factors considered in the establishment of the reserve for the Fosamax Litigation legal defense costs were as follows: the actual defense costs incurred thus far; the development of MSD’s legal defense strategy and structure in light of the creation of the Fosamax MDL; the number of cases being brought against MSD; and the anticipated timing, progression, and related costs of pre-trial activities in the Fosamax Litigation. MSD will continue to monitor its legal defense costs and review the adequacy of the associated reserves. Due to the uncertain nature of litigation, MSD is unable to reasonably estimate its costs beyond the third quarter of 2010. MSD has not established any reserves for any potential liability relating to the Fosamax Litigation. Unfavorable outcomes in the Fosamax Litigation could have a material adverse effect on MSD’s financial position, liquidity and results of operations.
Commercial Litigation
AWP Litigation and Investigations
     As previously disclosed, MSD was joined in ongoing litigation alleging manipulation by pharmaceutical manufacturers of Average Wholesale Prices (“AWP”), which are sometimes used in calculations that determine public and private sector reimbursement levels. The complaints allege violations of federal and state law, including fraud, Medicaid fraud and consumer protection violations, among other claims. The outcome of these litigations and investigations could include substantial damages, the imposition of substantial fines, penalties and injunctive or administrative remedies. In 2002, the JPML ordered the transfer and consolidation of all pending federal AWP cases to federal court in Boston, Massachusetts. Plaintiffs filed one consolidated class action complaint, which aggregated the claims previously filed in various federal district court actions and also expanded the number of manufacturers to include some which, like MSD, had not been defendants in any prior pending case. In May 2003, the court granted MSD’s motion to dismiss the consolidated class action and dismissed MSD from the class action case. MSD and many other pharmaceutical manufacturers are defendants in similar complaints pending in federal and state court including cases brought individually by a number of counties in the State of New York. Fifty of the county cases have been consolidated in New York state court. MSD was dismissed from the Suffolk County case, which was the first of the New York county cases to be filed. In addition to the New York county cases, as of December 31, 2009, MSD was a defendant in state cases brought by the Attorneys General of eleven states, all of which are being defended. In February 2009, the Kansas Attorney General filed suit against MSD and several other manufacturers. AWP claims brought by the Attorney General of Arizona against MSD were dropped in 2009. The court in the AWP cases pending in Hawaii listed MSD and others to be set for trial in August 2010.
     MSD continues to respond to litigation brought by certain states and private payors and to investigations initiated by the Department of Health and Human Services, the Department of Justice and several states regarding AWP. MSD is cooperating with these investigations.
Governmental Proceedings
     As previously disclosed, in February 2008, MSD entered into a Corporate Integrity Agreement (“CIA”) with the U.S. Department of Health and Human Services Office of Inspector General (“HHS-OIG”) for a five-year term. The CIA requires, among other things, that MSD maintain its ethics training program and policies and procedures governing promotional practices and Medicaid price reporting. Further, as required by the CIA, MSD has retained an Independent Review Organization to conduct a systems review of its promotional policies and procedures and to conduct, on a sample basis, transactional reviews of MSD’s promotional programs and certain Medicaid pricing calculations. MSD is also required to provide regular reports and certifications to the HHS-OIG regarding its compliance with the CIA. MSD believes that its promotional practices and Medicaid price reports meet the requirements of the CIA.
Vytorin/Zetia Litigation
     As previously disclosed, MSD (as well as MSD’s Parent Company) has received several letters from the House Committee on Energy and Commerce, its Subcommittee on Oversight and Investigations (“O&I”), and the Ranking Minority Member of the Senate Finance Committee, collectively seeking a combination of witness interviews, documents and information on a variety of issues related to the ENHANCE clinical trial, the sale and promotion of Vytorin, as well as sales of stock by corporate officers. In addition, as previously disclosed, since August 2008, MSD (as well as MSD’s Parent Company) has received three additional letters each from O&I, including identical letters dated February 19, 2009, seeking certain information and documents related to the SEAS clinical trial. As previously disclosed, MSD received subpoenas from the New York State Attorney General’s Office and a letter from the Connecticut Attorney General seeking similar information and documents, and on July 15, 2009, MSD and Schering-Plough announced that they reached a civil settlement with the Attorneys General representing 35 states and the District of Columbia to resolve a previously disclosed investigation by that group into whether the companies violated state consumer protection laws when marketing Vytorin and Zetia. As part of the settlement, the companies agreed to reimburse the investigative costs of the 35 states and the District of Columbia, which totaled $5.4 million, and to make voluntary assurances of compliance related to the promotion of Vytorin and Zetia, including agreeing to continue to comply with the Food, Drug and Cosmetic Act, the U.S. Food and Drug Administration Amendments Act, and other laws requiring the truthful and non-misleading marketing of pharmaceutical products. The settlement did not include any admission of misconduct or liability by the companies. Furthermore, as previously disclosed, in September 2008, the companies received letters from the Civil Division of the DOJ informing them that the DOJ is investigating whether their conduct relating to the promotion of Vytorin caused false claims to be submitted to federal health care programs. MSD is cooperating with these investigations and responding to the inquiries.
     As previously disclosed, MSD had become aware of or been served with approximately 145 civil class action lawsuits alleging common law and state consumer fraud claims in connection with the MSP Partnership’s sale and promotion of Vytorin and Zetia. Certain of those lawsuits alleged personal injuries and/or sought medical monitoring. The lawsuits against MSD and Schering-Plough were consolidated in a single multi-district litigation docket before Judge Cavanaugh of the District of New Jersey, In re Vytorin/Zetia Marketing Sales Practices and Products Liability Litigation. On August 5, 2009, MSD and Schering-Plough jointly announced that their cholesterol joint venture entered into agreements to resolve, for a total fixed amount of $41.5 million, these civil class action lawsuits. The MSP Partnership recorded these charges in the second quarter of 2009. On February 9, 2010, Judge Cavanaugh granted final approval of the settlements.
     Also, as previously disclosed, on April 3, 2008, an MSD shareholder filed a putative class action lawsuit in federal court in the Eastern District of Pennsylvania alleging that MSD and its Chairman, President and Chief Executive Officer, Richard T. Clark, violated the federal securities laws. This suit has since been withdrawn and re-filed in the District of New Jersey and has been consolidated with another federal securities lawsuit under the caption In re Merck & Co., Inc. Vytorin Securities Litigation. An amended consolidated complaint was filed on October 6, 2008, and names as defendants MSD; Merck/Schering-Plough Pharmaceuticals, LLC; and certain of MSD’s current and former officers and directors. Specifically, the complaint alleges that MSD delayed releasing unfavorable results of the ENHANCE clinical trial regarding the efficacy of Vytorin and that MSD made false and misleading statements about expected earnings, knowing that once the results of the Vytorin study were released, sales of Vytorin would decline and MSD’s earnings would suffer. On December 12, 2008, MSD and the other defendants moved to dismiss this lawsuit on the grounds that the plaintiffs failed to state a claim for which relief can be granted. On September 2, 2009, the court issued an opinion and order denying the defendants’ motion to dismiss this lawsuit, and on October 19, 2009, MSD and the other defendants filed an answer to the amended consolidated complaint.
     As previously disclosed, on April 22, 2008, a member of an MSD ERISA plan filed a putative class action lawsuit against MSD and certain of MSD’s current and former officers and directors alleging they breached their fiduciary duties under ERISA. Since that time, there have been other similar ERISA lawsuits filed against MSD in the District of New Jersey, and all of those lawsuits have been consolidated under the caption In re Merck & Co., Inc. Vytorin ERISA Litigation. A consolidated amended complaint was filed on February 5, 2009, and names as defendants MSD and various current and former members of MSD’s Board of Directors. The plaintiffs allege that the ERISA plans’ investment in MSD stock was imprudent because MSD’s earnings are dependent on the commercial success of its cholesterol drug Vytorin and that defendants knew or should have known that the results of a scientific study would cause the medical community to turn to less expensive drugs for cholesterol management. On April 23, 2009, MSD and the other defendants moved to dismiss this lawsuit on the grounds that the plaintiffs failed to state a claim for which relief can be granted. On September 1, 2009, the court issued an opinion and order denying the defendants’ motion to dismiss this lawsuit. On November 9, 2009, the plaintiffs moved to strike certain of the defendants’ affirmative defenses. That motion was fully briefed on December 4, 2009 and is pending before the court.

     MSD intends to defend the lawsuits referred to in this section. Unfavorable outcomes resulting from the government investigations or the civil litigations could have a material adverse effect on MSD’s financial position, liquidity and results of operations.
     In November 2008, the individual shareholder who had previously delivered a letter to MSD’s Board of Directors demanding that the Board take legal action against the responsible individuals to recover the amounts paid by MSD in 2007 to resolve certain governmental investigations delivered another letter to the Board demanding that the Board or a subcommittee thereof commence an investigation into the matters raised by various civil suits and governmental investigations relating to Vytorin.
Vaccine Litigation
     As previously disclosed, MSD is a party to individual and class action product liability lawsuits and claims in the United States involving pediatric vaccines (e.g., hepatitis B vaccine) that contained thimerosal, a preservative used in vaccines. As of March 2010, there were approximately 200 thimerosal related lawsuits pending in which MSD is a defendant, although the vast majority of those lawsuits are not currently active. Other defendants include other vaccine manufacturers who produced pediatric vaccines containing thimerosal as well as manufacturers of thimerosal. In these actions, the plaintiffs allege, among other things, that they have suffered neurological injuries as a result of exposure to thimerosal from pediatric vaccines. There are no cases currently scheduled for trial. MSD will defend against these lawsuits; however, it is possible that unfavorable outcomes could have a material adverse effect on MSD’s financial position, liquidity and results of operations.
     MSD has been successful in having cases of this type either dismissed or stayed on the ground that the action is prohibited under the National Childhood Vaccine Injury Act (the “Vaccine Act”). The Vaccine Act prohibits any person from filing or maintaining a civil action (in state or federal court) seeking damages against a vaccine manufacturer for vaccine-related injuries unless a petition is first filed in the United States Court of Federal Claims (hereinafter the “Vaccine Court”). Under the Vaccine Act, before filing a civil action against a vaccine manufacturer, the petitioner must either (a) pursue his or her petition to conclusion in Vaccine Court and then timely file an election to proceed with a civil action in lieu of accepting the Vaccine Court’s adjudication of the petition or (b) timely exercise a right to withdraw the petition prior to Vaccine Court adjudication in accordance with certain statutorily prescribed time periods. MSD is not a party to Vaccine Court proceedings because the petitions are brought against the United States Department of Health and Human Services.
     MSD is aware that there are approximately 5,000 cases pending in the Vaccine Court involving allegations that thimerosal-containing vaccines and/or the M-M-R II vaccine cause autism spectrum disorders. Not all of the thimerosal-containing vaccines involved in the Vaccine Court proceeding are MSD vaccines. MSD is the sole source of the M-M-R II vaccine domestically. The Special Masters presiding over the Vaccine Court proceedings held hearings in three test cases involving the theory that the combination of M-M-R II vaccine and thimerosal in vaccines causes autism spectrum disorders. On February 12, 2009, the Special Masters issued decisions in each of those cases, finding that the theory was unsupported by valid scientific evidence and that the petitioners in the three cases were therefore not entitled to compensation. Two of those three cases are currently on appeal. The Special Masters held similar hearings in three different test cases involving the theory that thimerosal in vaccines alone causes autism spectrum disorders. On March 12, 2010, the Special Masters issued decisions in this second set of test cases, finding that the theory was also unsupported by valid scientific evidence and that the petitions in these three cases were also not entitled to compensation. The Special Masters had previously indicated that they would hold similar hearings involving the theory that M-M-R II alone causes autism spectrum disorders, but they have stated that they no longer intend to do so. The Vaccine Court has indicated that it intends to use the evidence presented at these test case hearings to guide the adjudication of the remaining autism spectrum disorder cases.
Patent Litigation
     From time to time, generic manufacturers of pharmaceutical products file ANDA’s with the FDA seeking to market generic forms of MSD’s products prior to the expiration of relevant patents owned by MSD. Generic pharmaceutical manufacturers have submitted ANDA’s to the FDA seeking to market in the United States generic forms of Fosamax, Nexium, Singulair, Emend and Cancidas prior to the expiration of MSD’s (and AstraZeneca’s in the case of Nexium) patents concerning these products. In addition, an ANDA has been submitted to the FDA seeking to market in the United States a generic form of Zetia and an ANDA has been submitted to the FDA seeking to market in the United States a generic form of

Vytorin, both prior to the expiration of Schering-Plough’s patent concerning each product. The generic companies’ ANDA’s generally include allegations of non-infringement, invalidity and unenforceability of the patents. MSD has filed patent infringement suits in federal court against companies filing ANDA’s for generic alendronate (Fosamax) and montelukast (Singulair) and AstraZeneca and MSD have filed patent infringement suits in federal court against companies filing ANDA’s for generic esomeprazole (Nexium). Also, MSD and Schering-Plough have filed patent infringement suits in federal court against companies filing ANDA’s for generic versions of ezetimibe (Zetia) and ezetimibe/simvastatin (Vytorin). Similar patent challenges exist in certain foreign jurisdictions. MSD intends to vigorously defend its patents, which it believes are valid, against infringement by generic companies attempting to market products prior to the expiration dates of such patents. As with any litigation, there can be no assurance of the outcomes, which, if adverse, could result in significantly shortened periods of exclusivity for these products.
     In February 2007, Schering-Plough received a notice from a generic company indicating that it had filed an ANDA for Zetia and that it is challenging the U.S. patents that are listed for Zetia. Prior to the Merger, MSD marketed Zetia through a joint venture, MSP Singapore Company LLC. On March 22, 2007, Schering-Plough and MSP Singapore Company LLC filed a patent infringement suit against Glenmark Pharmaceuticals Inc., USA and its parent corporation (“Glenmark”). The lawsuit automatically stays FDA approval of Glenmark’s ANDA until October 2010 or until an adverse court decision, if any, whichever may occur earlier. The trial in this matter is scheduled to commence on May 3, 2010.
     In November 2009, MSD’s Parent Company received notice from Mylan that it filed an ANDA for ezetimibe/simvastatin and that it was challenging two patents listed in the FDA Orange Book for Vytorin. On December 16, 2009, MSD’s Parent Company filed a patent infringement suit against Mylan. The lawsuit automatically stays FDA approval of Mylan’s ANDA until May 2012 or until an adverse court decision, if any, whichever may occur earlier.
     As previously disclosed, in February 2007, MSD received a notice from Teva Pharmaceuticals, Inc. (“Teva”), a generic company, indicating that it had filed an ANDA for montelukast and that it is challenging the U.S. patent that is listed for Singulair. On April 2, 2007, MSD filed a patent infringement action against Teva. A trial in this matter was held in February 2009. On August 19, 2009, the court issued a decision upholding the validity of MSD’s Singulair patent and ordered that Teva’s ANDA could not be approved prior to expiry of MSD’s exclusivity rights in August 2012. Teva had appealed the decision, however, in January 2010, Teva withdrew its appeal of the trial court’s decision upholding the validity of MSD’s Singulair patent. In addition, in May 2009, the United States Patent and Trademark Office granted a petition by Article One Partners LLC to reexamine MSD’s Singulair patent. On December 15, 2009, the United States Patent and Trademark Office issued a notice indicating that it will allow the claims of MSD’s Singulair patent. Product exclusivity is accordingly expected to be maintained until August 2012.
     In May 2005, the Federal Court of Canada Trial Division issued a decision refusing to bar the approval of generic alendronate on the grounds that MSD’s patent for weekly alendronate was likely invalid. This decision cannot be appealed and generic alendronate was launched in Canada in June 2005. In July 2005, MSD was sued in the Federal Court of Canada by Apotex Corp. (“Apotex”) seeking damages for lost sales of generic weekly alendronate due to the patent proceeding. In October 2008, the Federal Court of Canada issued a decision awarding Apotex its lost profits for its generic alendronate product for the period of time that it was held off the market due to MSD’s lawsuit. In June 2009, the trial court decision was upheld in part and both companies sought leave to appeal to the Supreme Court of Canada. In January 2010, the Supreme Court of Canada declined to hear the appeal, leaving intact the decision that Apotex is entitled to damages for the discrete period of time that its market entry was postponed due to the litigation launched by MSD.
     As previously disclosed, in September 2004, MSD appealed a decision of the Opposition Division of the European Patent Office (“EPO”) that revoked MSD’s patent in Europe that covers the once-weekly administration of alendronate. On March 14, 2006, the Board of Appeal of the EPO upheld the decision of the Opposition Division revoking the patent. On March 28, 2007, the EPO issued another patent in Europe to MSD that covers the once-weekly administration of alendronate. Under its terms, this new patent is effective until July 2018. MSD has sued multiple parties in European countries asserting its European patent covering once-weekly dosing of Fosamax. Decisions have been rendered in the Netherlands and Belgium invalidating the patent in those countries. MSD has appealed these decisions. Oppositions have been filed in the EPO against this patent. In a hearing held March 17-19, 2009, the Opposition Division of the EPO issued an appealable decision revoking this patent. MSD has appealed the decision.
     In addition, as previously disclosed, in Japan after a proceeding was filed challenging the validity of MSD’s Japanese patent for the once-weekly administration of alendronate, the patent office invalidated the patent. The decision is under appeal.
     In October 2008, the U.S. patent for dorzolamide, covering both Trusopt and Cosopt, expired, after which MSD experienced a significant decline in U.S. sales of these products. MSD is involved in litigation proceedings of the corresponding patents in Canada and Great Britain and Germany. In November 2009, the trial court in Great Britain issued a decision finding MSD’s Cosopt patent invalid. In Canada a trial was held in December 2009 regarding MSD’s Canadian Trusopt and Cosopt patents. MSD is awaiting a decision.

     MSD and AstraZeneca received notice in October 2005 that Ranbaxy had filed an ANDA for esomeprazole magnesium. The ANDA contains Paragraph IV challenges to patents on Nexium. In November 2005, MSD and AstraZeneca sued Ranbaxy in the U.S. District Court in New Jersey. As previously disclosed, AstraZeneca, MSD and Ranbaxy have entered into a settlement agreement which provides that Ranbaxy will not bring its generic esomeprazole product to market in the United States until May 27, 2014. MSD and AstraZeneca each received a Civil Investigative Demand (“CID”) from the U.S. Federal Trade Commission (“FTC”) in July 2008 regarding the settlement agreement with Ranbaxy. MSD is cooperating with the FTC in responding to this CID.
     MSD and AstraZeneca received notice in January 2006 that IVAX Pharmaceuticals, Inc. (“IVAX”), subsequently acquired by Teva, had filed an ANDA for esomeprazole magnesium. The ANDA contains Paragraph IV challenges to patents on Nexium. In March 2006, MSD and AstraZeneca sued Teva in the U.S. District Court in New Jersey. On January 7, 2010, AstraZeneca, MSD and Teva/IVAX entered into a settlement agreement which provides that Teva/IVAX will not bring its generic esomeprazole product to market in the United States until May 27, 2014. In addition, in January 2008, MSD and AstraZeneca sued Dr. Reddy’s Laboratories (“Dr. Reddy’s”) in the District Court in New Jersey based on Dr. Reddy’s filing of an ANDA for esomeprazole magnesium. The trial, which had been scheduled for January 2010 with respect to both IVAX’s and Dr. Reddy’s ANDAs, has been postponed and no new trial date has been set. Also, MSD and AstraZeneca received notice in December 2008 that Sandoz Inc. (“Sandoz”) had filed an ANDA for esomeprazole magnesium. The ANDA contains Paragraph IV challenges to patents on Nexium. In January 2009, MSD and AstraZeneca sued Sandoz in the District Court in New Jersey based on Sandoz’s filing of an ANDA for esomeprazole magnesium. In addition, MSD and AstraZeneca received notice in September 2009 that Lupin Ltd. (“Lupin”) had filed an ANDA for esomeprazole magnesium. The ANDA contains Paragraph IV challenges to patents on Nexium. In October 2009, MSD and AstraZeneca sued Lupin in the District Court in New Jersey based on Lupin’s filing of an ANDA for esomeprazole magnesium.
     In January 2009, MSD received notice from Sandoz that it had filed an ANDA and that it was challenging five MSD patents listed in the FDA Orange Book for Emend. In February 2009, MSD filed a patent infringement suit against Sandoz. The lawsuit automatically stays FDA approval of Sandoz’s ANDA until July 2011 or until an adverse court decision, if any, whichever may occur earlier. The case is scheduled to go to trial in December 2010.
     In Europe, MSD is aware of various companies seeking registration for generic losartan (the active ingredient for Cozaar and Hyzaar). MSD has patent rights to losartan via license from E.I. du Pont de Nemours and Company (“du Pont”). MSD and du Pont have filed patent infringement proceedings against various companies in Portugal, Spain, Norway, Finland, Belgium, the Netherlands and Austria.
     In October 2009, MSD received notice from Teva Parenteral Medicines (“TPM”) that it filed an ANDA for caspofungin acetate and that it was challenging five patents listed in the FDA Orange Book for Cancidas. On November 25, 2009, MSD filed a patent infringement suit against TPM. The lawsuit automatically stays FDA approval of TPM’s ANDA until April 2012 or until an adverse court decision, if any, whichever may occur earlier.
Legal Proceedings Related to the Merger
     In connection with the Merger, a class action lawsuit was brought against MSD challenging the Merger and seeking other forms of relief. As previously disclosed, the lawsuit has been settled pending court approval.
     The settlement, if approved by the court, will resolve and release all claims that were or could have been brought by any shareholder of MSD challenging any aspect of the proposed merger, including any merger disclosure claims.
Other Litigation
     There are various other legal proceedings, principally product liability and intellectual property suits involving MSD, that are pending. While it is not feasible to predict the outcome of such proceedings or the proceedings discussed in this Item, in the opinion of MSD, all such proceedings are either adequately covered by insurance or, if not so covered, should not ultimately result in any liability that would have a material adverse effect on the financial position, liquidity or results of operations of MSD, other than proceedings for which a separate assessment is provided in this Item.

Environmental Matters
     MSD and its subsidiaries are parties to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and other federal and state equivalents. These proceedings seek to require the operators of hazardous waste disposal facilities, transporters of waste to the sites and generators of hazardous waste disposed of at the sites to clean up the sites or to reimburse the government for cleanup costs. MSD has been made a party to these proceedings as an alleged generator of waste disposed of at the sites. In each case, the government alleges that the defendants are jointly and severally liable for the cleanup costs. Although joint and several liability is alleged, these proceedings are frequently resolved so that the allocation of cleanup costs among the parties more nearly reflects the relative contributions of the parties to the site situation. MSD’s potential liability varies greatly from site to site. For some sites the potential liability is de minimis and for others the final costs of cleanup have not yet been determined. While it is not feasible to predict the outcome of many of these proceedings brought by federal or state agencies or private litigants, in the opinion of MSD, such proceedings should not ultimately result in any liability which would have a material adverse effect on the financial position, results of operations, liquidity or capital resources of MSD. MSD has taken an active role in identifying and providing for these costs and such amounts do not include any reduction for anticipated recoveries of cleanup costs from former site owners or operators or other recalcitrant potentially responsible parties.
     As previously disclosed, approximately 2,200 plaintiffs have filed an amended complaint against MSD and 12 other defendants in U.S. District Court, Eastern District of California asserting claims under the Clean Water Act, the Resource Conservation and Recovery Act, as well as negligence and nuisance. The suit seeks damages for personal injury, diminution of property value, medical monitoring and other alleged real and personal property damage associated with groundwater and soil contamination found at the site of a former MSD subsidiary in Merced, California. MSD intends to defend itself against these claims.
     In management’s opinion, the liabilities for all environmental matters that are probable and reasonably estimable have been accrued and totaled $72.7 million and $89.5 million at December 31, 2009 and 2008, respectively. These liabilities are undiscounted, do not consider potential recoveries from other parties and will be paid out over the periods of remediation for the applicable sites, which are expected to occur primarily over the next 15 years. Although it is not possible to predict with certainty the outcome of these matters, or the ultimate costs of remediation, management does not believe that any reasonably possible expenditures that may be incurred in excess of the liabilities accrued should exceed $70.0 million in the aggregate. Management also does not believe that these expenditures should result in a material adverse effect on MSD’s financial position, results of operations, liquidity or capital resources for any year.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     All of the common stock of MSD is owned by MSD’s Parent Company. As a result, there is no established public market for our common stock.
     The following table sets forth, for the calendar periods indicated, the dividend per share information.
Cash Dividends Paid per Common Share

	Year	4th Q	3rd Q	2nd Q	1st Q

2009	$1.52	$0.38	$0.38	$0.38	$0.38
2008	$1.52	$0.38	$0.38	$0.38	$0.38
Performance Graph
     The following graph compares the cumulative total shareholder return (stock price appreciation plus reinvested dividends) on MSD’s Common Stock with the cumulative total return (including reinvested dividends) of the Dow Jones US Pharmaceutical Index (“DJUSPR”), formerly referred to as the Dow Jones Pharmaceutical Index – United States Owned Companies, and the Standard & Poor’s 500 Index (“S&P 500”) for the period from December 31, 2004 through October 31, 2009. Amounts below have been rounded to the nearest dollar or percent.
Comparison of Five-Year Cumulative Total Return*

	End of	2009/2004
	Period Value	CAGR**
MSD	$118	3%
DJUSPR	103	1
S&P 500	95	-1

	2004	2005	2006	2007	2008	2009
MSD	100.00	104.06	148.47	203.90	111.51	118.03
DJUSPR	100.00	98.35	112.50	117.52	96.19	103.00
S&P 500	100.00	104.91	121.46	128.13	80.73	94.50

*	Assumes that the value of the investment in MSD Common Stock and each index was $100 on December 31, 2004 and that all dividends were reinvested.

**	Compound Annual Growth Rate from December 31, 2004 through October 31, 2009

Item 6. Selected Financial Data.
     The information required by this Item is incorporated by reference to the discussion in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Description of MSD’s Business
     On November 3, 2009, Merck & Co., Inc. (“MSD”) and Schering-Plough Corporation (“Schering-Plough”) completed their previously-announced merger (the “Merger”). In the Merger, Schering-Plough acquired all of the shares of MSD, which became a wholly-owned subsidiary of Schering-Plough and was renamed Merck Sharp & Dohme Corp. Schering-Plough continued as the surviving public company and was renamed Merck & Co., Inc. (“MSD’s Parent Company”).
     MSD is a global health care company that delivers innovative health solutions through its medicines and vaccines, which are marketed directly and through joint ventures. Human health pharmaceutical products consist of therapeutic and preventive agents, sold by prescription, for the treatment of human disorders. These human health pharmaceutical products are sold primarily to drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. Vaccine products consist of preventative pediatric, adolescent and adult vaccines, primarily administered at physician offices. These human health vaccines are sold primarily to physicians, wholesalers, physician distributors and government entities. MSD’s professional representatives communicate the effectiveness, safety and value of its pharmaceutical and vaccine products to health care professionals in private practice, group practices and managed care organizations.
Operating Results
Sales
     MSD’s worldwide sales totaled $23.6 billion for 2009, a decrease of 1% compared with 2008. Foreign exchange unfavorably affected global sales performance by 2%. The revenue decline over 2008 largely reflects lower sales of Fosamax for the treatment and prevention of osteoporosis. Fosamax and Fosamax Plus D lost market exclusivity for substantially all formulations in the United States in February 2008 and April 2008, respectively. Revenue was also negatively affected by lower sales of Gardasil, a vaccine to help prevent cervical, vulvar and vaginal cancers, precancerous or dysplastic lesions, and genital warts caused by human papillomavirus types 6, 11, 16 and 18, Cosopt/Trusopt, ophthalmic products which lost U.S. market exclusivity in October 2008, and lower revenue from MSD’s relationship with AstraZeneca LP (“AZLP”). Other products experiencing declines include RotaTeq, a vaccine to help protect against rotavirus gastroenteritis in infants and children, Zocor, a statin for modifying cholesterol, and Primaxin for the treatment of bacterial infections. These declines were largely offset by growth in Januvia and Janumet for the treatment of type 2 diabetes, Isentress, an antiretroviral therapy for the treatment of HIV infection, Singulair, a medicine indicated for the chronic treatment of asthma and the relief of symptoms of allergic rhinitis, Varivax, a vaccine to help prevent chickenpox (varicella), and Pneumovax, a vaccine to help prevent pneumococcal disease.

     Sales of MSD’s products were as follows:

($ in millions)	2009	2008	2007

Bone, Respiratory, Immunology and Dermatology
Singulair	$4,659.7	$4,336.9	$4,266.3
Fosamax	1,099.8	1,552.7	3,049.0
Propecia	440.3	429.1	405.4
Arcoxia	357.5	377.3	329.1
Cardiovascular
Vytorin(1)	82.2	84.2	84.3
Zetia(1)	5.2	6.4	6.5
Diabetes and Obesity
Januvia	1,922.1	1,397.1	667.5
Janumet	658.4	351.1	86.4
Infectious Disease
Isentress	751.8	361.1	41.3
Primaxin	688.9	760.4	763.5
Cancidas	616.7	596.4	536.9
Invanz	292.9	265.0	190.2
Crixivan/Stocrin	206.1	275.1	310.2
Mature Brands
Cozaar/Hyzaar	3,560.7	3,557.7	3,350.1
Zocor	558.4	660.1	876.5
Vasotec/Vaseretic	310.8	356.7	494.6
Proscar	290.9	323.5	411.0
Neurosciences and Ophthalmology
Maxalt	574.5	529.2	467.3
Cosopt/Trusopt	503.5	781.2	786.8
Oncology
Emend	313.1	259.7	201.7
Vaccines(2)
ProQuad/M-M-R II/Varivax	1,368.5	1,268.5	1,347.1
Gardasil	1,118.4	1,402.8	1,480.6
RotaTeq	521.9	664.5	524.7
Pneumovax	345.6	249.3	233.2
Zostavax	277.4	312.4	236.0
Other pharmaceutical(3)	667.1	922.9	1,136.6
Other (4)	1,450.8	1,769.0	1,914.9

	$23,643.2	$23,850.3	$24,197.7

(1)	Sales of Zetia and Vytorin reflect MSD’s sales of these products in Latin America which was not part of the Merck/Schering-Plough partnership.

(2)	These amounts do not reflect sales of vaccines sold in most major European markets through MSD’s joint venture, Sanofi Pasteur MSD, the results of which are reflected in Equity income from affiliates. These amounts do, however, reflect supply sales to Sanofi Pasteur MSD.

(3)	Other pharmaceutical primarily includes sales of other human pharmaceutical products, including products within the franchises not listed separately.

(4)	Reflects revenue from MSD’s relationship with AZLP primarily relating to sales of Nexium, as well as Prilosec. Revenue from AZLP was $1.4 billion, $1.6 billion and $1.7 billion in 2009, 2008 and 2007, respectively.
Materials and Production
     In 2009, materials and production costs were $5.6 billion, comparable with 2008. Included in materials and production costs in 2009 and 2008 were $101.3 million and $123.2 million, respectively, of costs associated with restructuring activities, substantially all of which represents accelerated depreciation associated with the planned sale or closure of manufacturing facilities. (See Note 4 to the consolidated financial statements.)
Marketing and Administrative
     Marketing and administrative expenses declined 1% in 2009 driven largely by initiatives to reduce the cost base, which were in place prior to the consummation of the Merger. Separation costs associated with sales force reductions have been incurred and are reflected in Restructuring costs as discussed below. In addition, marketing and administrative expenses benefited from foreign exchange. These reductions in marketing and administrative costs were partially offset by $259.8 million of merger-related costs that were recognized in 2009 consisting of transaction costs directly related to the Merger (including advisory and legal fees) and integration costs. Additionally, marketing and administrative expenses in

2009 and 2008 included $75 million and $62 million, respectively, of additional reserves solely for future Vioxx legal defense costs. Expenses in both 2009 and 2008 also reflect $40 million of additional reserves solely for future legal defense costs for Fosamax litigation. (See Note 12 to the consolidated financial statements for more information on Vioxx and Fosamax litigation related matters).
Research and Development
     Research and development expenses increased 7% in 2009 as compared with 2008. The increase was due in part to higher costs associated with restructuring activities, which were $231.6 million in 2009 and $128.4 million in 2008, including costs for the closure or sale of research facilities, substantially all of which represent accelerated depreciation. (See Note 4 to the consolidated financial statements.) In addition, research and development expenses in 2009 as compared with 2008 reflect an increase in development spending in support of the continued advancement of the research pipeline, including investments in late-stage clinical trials.
Restructuring Costs
     Restructuring costs were $545.6 million in 2009 and $1.0 billion in 2008. In February 2010, MSD’s Parent Company announced the first phase of a new global restructuring program (the “Merger Restructuring Program”) in conjunction with the integration of legacy MSD and legacy Schering-Plough businesses. Of the restructuring costs recorded in 2009, $367.4 million related to the Merger Restructuring Program. The remaining costs recognized in 2009 and all of the costs recognized in 2008 related other previously announced restructuring programs. In 2009 and 2008, separation costs of $380.7 million and $957.3 million, respectively, were incurred associated with actual headcount reductions, as well as estimated expenses under existing severance programs for headcount reductions that were probable and could be reasonably estimated. Approximately 3,185 positions were eliminated in 2009 and 5,800 positions were eliminated in 2008 associated with restructuring activities. These position eliminations are comprised of actual headcount reductions, and the elimination of contractors and vacant positions. Also included in restructuring costs are curtailment, settlement and termination charges on pension and other postretirement benefit plans and shutdown costs. Additional costs associated with restructuring activities are included in Materials and production costs and Research and development expenses.
Equity Income from Affiliates
     Equity income from affiliates reflects the performance of MSD’s joint ventures and partnerships. Equity from affiliates declined to $2.5 billion in 2009 from $2.6 billion in 2008 primarily driven by lower equity income from the Merck/Schering-Plough partnership, and decreased equity income from Merial Limited (“Merial”) due to the sale of MSD’s interest in September 2009, partially offset by higher partnership returns from AZLP.
Other (Income) Expense, Net
     Included in other (income) expense, net in 2009 was a $3.2 billion gain recognized on the sale of MSD’s interest in Merial (see Note 10 to the consolidated financial statements). Also included in other (income) expense, net in 2009 was $231 million of investment portfolio recognized net gains, and an $80 million charge related to the settlement of Vioxx third-party payor litigation in the United States (see Note 12 to the consolidated financial statements). Included in other (income) expense, net in 2008 was an aggregate gain on distribution from AZLP of $2.2 billion (see Note 10 to the consolidated financial statements), a gain of $249 million related to the sale of the remaining worldwide rights to Aggrastat, a $300 million expense for a contribution to the Merck Company Foundation, $117 million of investment portfolio recognized net losses and a $58 million charge related to the resolution of an investigation into whether MSD violated state consumer protection laws with respect to the sales and marketing of Vioxx. MSD experienced a decline in interest income in 2009 as compared with 2008 primarily as a result of lower interest rates and a change in the investment portfolio mix toward cash and shorter-dated securities in anticipation of the Merger. MSD recognized higher interest expense in 2009 largely due to $174 million of commitment fees and incremental interest expense related to the financing of the Merger.
Taxes on Income
     The effective income tax rate was 25.4% in 2009 and 20.1% in 2008. The effective income tax rate in 2009 benefited from 2009 tax settlements, including the previously announced settlement with the Canada Revenue Agency (“CRA”). These favorable impacts were partially offset by the unfavorable effect of the gain on the sale of MSD’s interest in Merial being taxable in the United States at a combined federal and state tax rate of approximately 38.0%. The 2008 effective tax rate reflects favorable impacts relating to tax settlements, the realization of foreign tax credits and the favorable tax impact of foreign exchange rate changes, particularly the strengthening of the Japanese yen against the U.S. dollar, partially offset by an unfavorable impact resulting from the AZLP gain being fully taxable in the United States at a combined federal and state tax rate of approximately 36.3%.

Net Income
     Net income attributable to Merck Sharp & Dohme Corp. was $8.0 billion in 2009 compared with $7.8 billion in 2008. The increase in net income was largely driven by the gain recorded on the sale of MSD’s interest in Merial and lower restructuring costs, partially offset by merger-related costs and higher research and development expenses.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
     The information required by this Item is incorporated by reference to the discussion in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 8. Financial Statements and Supplementary Data.
(a) Financial Statements
     The consolidated balance sheet of Merck Sharp & Dohme Corp. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, of equity and of cash flows for each of the three years in the period ended December 31, 2009, the notes to consolidated financial statements, and the report dated March 29, 2010 of PricewaterhouseCoopers LLP, independent registered public accounting firm, are as follows:
Consolidated Statement of Income
Merck Sharp & Dohme Corp. and Subsidiaries
Years Ended December 31
($ in millions)

	2009	2008	2007

Sales	$23,643.2	$23,850.3	$24,197.7

Costs, Expenses and Other
Materials and production	5,590.8	5,582.5	6,140.7
Marketing and administrative	7,323.8	7,377.0	7,556.7
Research and development	5,139.2	4,805.3	4,882.8
Restructuring costs	545.6	1,032.5	327.1
Equity income from affiliates	(2,503.0)	(2,560.6)	(2,976.5)
U.S. Vioxx Settlement Agreement charge	—	—	4,850.0
Other (income) expense, net	(3,275.8)	(2,318.1)	(75.2)

	12,820.6	13,918.6	20,705.6

Income Before Taxes	10,822.6	9,931.7	3,492.1
Taxes on Income	2,747.5	1,999.4	95.3

Net Income	8,075.1	7,932.3	3,396.8

Less: Net Income Attributable to Noncontrolling Interests	122.8	123.9	121.4

Net Income Attributable to Merck Sharp & Dohme Corp.	$7,952.3	$7,808.4	$3,275.4

The accompanying notes are an integral part of this consolidated financial statement.

Consolidated Balance Sheet
Merck Sharp & Dohme Corp. and Subsidiaries
December 31
($ in millions)

	2009	2008

Assets
Current Assets
Cash and cash equivalents	$6,632.8	$4,368.3
Short-term investments	293.1	1,118.1
Accounts receivable (net of allowance for doubtful accounts of $39.9 in 2009 and $58.5 in 2008)	3,280.5	2,907.7
Inventories (excludes inventories of $709.9 in 2009 and $587.3 in 2008 classified in Other assets — see Note 8)	2,147.7	2,091.0
Deferred income taxes and other current assets	2,100.7	8,627.5
Receivables from affiliates	1,032.7	—

Total current assets	15,487.5	19,112.6

Investments	430.3	6,491.3

Property, Plant and Equipment (at cost)
Land	325.3	386.1
Buildings	9,618.9	9,767.4
Machinery, equipment and office furnishings	13,002.9	13,103.7
Construction in progress	1,231.7	871.0

	24,178.8	24,128.2
Less allowance for depreciation	12,526.0	12,128.6

	11,652.8	11,999.6

Goodwill	1,439.0	1,438.7

Other Intangibles, Net	523.2	525.4

Receivables from Affiliates	7,067.5	—

Other Assets	5,149.4	7,628.1

	$41,749.7	$47,195.7

Liabilities and Equity
Current Liabilities
Loans payable and current portion of long-term debt	$450.5	$2,297.1
Trade accounts payable	646.8	617.6
Accrued and other current liabilities	5,477.3	9,174.1
Income taxes payable	583.7	1,426.4
Dividends payable	—	803.5
Payables to affiliates	859.5	—

Total current liabilities	8,017.8	14,318.7

Long-Term Debt	8,067.8	3,943.3

Deferred Income Taxes and Noncurrent Liabilities	7,382.4	7,766.6

Merck Sharp & Dohme Corp. Stockholders’ Equity
Contributed capital	8,683.2	8,348.9
Retained earnings	37,641.8	43,698.8
Accumulated other comprehensive loss	(2,565.6)	(2,553.9)

	43,759.4	49,493.8
Less:
Receivables from MSD’s Parent Company	8,809.7	—
Investment in MSD’s Parent Company	19,080.2	—
Treasury stock, at cost, 875,818,333 shares	—	30,735.5

Total Merck Sharp & Dohme Corp. stockholders’ equity	15,869.5	18,758.3

Noncontrolling Interests	2,412.2	2,408.8

Total equity	18,281.7	21,167.1

	$41,749.7	$47,195.7

The accompanying notes are an integral part of this consolidated financial statement.

Consolidated Statement of Equity
Merck Sharp & Dohme Corp. and Subsidiaries
Years Ended December 31
($ in millions except per share amounts)

					Investment in
			Accumulated		MSD’s Parent
			Other	Receivables	Company /	Non-
	Contributed	Retained	Comprehensive	from MSD’s Parent	Treasury	controlling
	Capital	Earnings	Loss	Company	Stock	Interests	Total

Balance at January 1, 2007	$7,196.3	$39,095.1	$(1,164.3)	$—	$(27,567.4)	$2,406.1	$19,965.8

Net income attributable to Merck Sharp & Dohme Corp.		3,275.4					3,275.4

Total other comprehensive income, net of tax			338.2				338.2
Comprehensive income, net of tax							3,613.6

Cumulative effect of adoption of guidance on accounting for unrecognized tax benefits		81.0					81.0
Cash dividends declared on common stock ($1.52 per share)		(3,310.7)					(3,310.7)
Treasury stock shares purchased					(1,429.7)		(1,429.7)
Acquisition of NovaCardia, Inc.	366.4						366.4
Net income attributable to noncontrolling interests						121.4	121.4
Distributions attributable to noncontrolling interests						(120.8)	(120.8)
Share-based compensation plans and other	482.0				822.4		1,304.4

Balance at December 31, 2007	8,044.7	39,140.8	(826.1)	—	(28,174.7)	2,406.7	20,591.4

Net income attributable to Merck Sharp & Dohme Corp.		7,808.4					7,808.4
Total other comprehensive loss, net of tax			(1,727.8)				(1,727.8)

Comprehensive income, net of tax				—			6,080.6

Cash dividends declared on common stock ($1.52 per share)		(3,250.4)					(3,250.4)
Treasury stock shares purchased					(2,725.0)		(2,725.0)
Net income attributable to noncontrolling interests						123.9	123.9
Distributions attributable to noncontrolling interests						(121.8)	(121.8)
Share-based compensation plans and other	304.2				164.2		468.4

Balance at December 31, 2008	8,348.9	43,698.8	(2,553.9)	—	(30,735.5)	2,408.8	21,167.1

Net income attributable to Merck Sharp & Dohme Corp.		7,952.3					7,952.3
Total other comprehensive loss, net of tax			(11.7)				(11.7)

Comprehensive income, net of tax				—			7,940.6

Cancellations of treasury stock	(4.9)	(11,595.4)			11,600.3		—
Cash dividends declared on common stock ($1.52 per share)		(2,413.9)					(2,413.9)
Receivables from MSD’s Parent Company				(8,809.7)			(8,809.7)
Net income attributable to noncontrolling interests						122.8	122.8
Distributions attributable to noncontrolling interests						(120.0)	(120.0)
Share-based compensation plans and other	339.2				55.0	0.6	394.8

Balance at December 31, 2009	$8,683.2	$37,641.8	$(2,565.6)	$(8,809.7)	$(19,080.2)	$2,412.2	$18,281.7

The accompanying notes are an integral part of this consolidated financial statement.

Consolidated Statement of Cash Flows
Merck Sharp & Dohme Corp. and Subsidiaries
Years Ended December 31
($ in millions)

	2009	2008	2007

Cash Flows from Operating Activities
Net income	$8,075.1	$7,932.3	$3,396.8
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of interest in Merial Limited	(3,162.5)	—	—
Gain on distribution from AstraZeneca LP	—	(2,222.7)	—
Equity income from affiliates	(2,503.0)	(2,560.6)	(2,976.5)
Dividends and distributions from equity affiliates	2,030.9	4,289.6	2,485.6
U.S. Vioxx Settlement Agreement charge	—	—	4,850.0
Depreciation and amortization	1,662.2	1,631.2	1,988.2
Deferred income taxes	2,168.5	530.1	(1,781.9)
Share-based compensation	376.0	348.0	330.2
In-process research and development	—	—	325.1
Taxes paid for Internal Revenue Service settlement	—	—	(2,788.1)
Other	(514.8)	607.8	(186.1)
Net changes in assets and liabilities:
Accounts receivable	(372.8)	(889.4)	(290.7)
Inventories	(195.5)	(452.1)	(40.7)
Trade accounts payable	23.7	—	117.7
Accrued and other current liabilities	(3,981.6)	(1,710.9)	451.1
Income taxes payable	(128.9)	(465.3)	987.2
Noncurrent liabilities	(155.9)	(108.0)	26.2
Other	63.4	(358.3)	105.1

Net Cash Provided by Operating Activities	3,384.8	6,571.7	6,999.2

Cash Flows from Investing Activities
Capital expenditures	(1,294.3)	(1,298.3)	(1,011.0)
Purchases of securities and other investments	(3,070.8)	(11,967.3)	(10,132.7)
Proceeds from sales of securities and other investments	10,713.8	11,065.8	10,860.2
Proceeds from sale of interest in Merial Limited	4,000.0	—	—
Acquisitions of businesses, net of cash acquired	(130.0)	—	(1,135.9)
Distribution from AstraZeneca LP	—	1,899.3	—
Decrease (increase) in restricted assets	5,474.3	(1,629.7)	(1,401.1)
Loans to affiliates	(7,789.8)	—	—
Other	33.8	95.8	10.5

Net Cash Provided by (Used by) Investing Activities	7,937.0	(1,834.4)	(2,810.0)

Cash Flows from Financing Activities
Net change in short-term borrowings	(1,094.9)	1,859.9	11.4
Proceeds from issuance of debt	4,228.0	—	—
Payments on debt	(25.3)	(1,392.0)	(1,195.3)
Purchases of treasury stock	—	(2,725.0)	(1,429.7)
Dividends paid to stockholders	(3,215.0)	(3,278.5)	(3,307.3)
Other dividends paid	(120.0)	(121.8)	(120.8)
Receivables from MSD’s Parent Company	(8,809.7)	—	—
Proceeds from exercise of stock options	38.5	102.3	898.6
Other	(124.3)	32.6	277.0

Net Cash Used by Financing Activities	(9,122.7)	(5,522.5)	(4,866.1)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	65.4	(182.6)	98.3

Net Increase (Decrease) in Cash and Cash Equivalents	2,264.5	(967.8)	(578.6)
Cash and Cash Equivalents at Beginning of Year	4,368.3	5,336.1	5,914.7

Cash and Cash Equivalents at End of Year	$6,632.8	$4,368.3	$5,336.1

The accompanying notes are an integral part of this consolidated financial statement.

Notes to Consolidated Financial Statements
Merck Sharp & Dohme Corp. and Subsidiaries
($ in millions except per share amounts)
1. Nature of Operations
     On November 3, 2009, Merck & Co., Inc. (“MSD”) and Schering-Plough Corporation (“Schering-Plough”) completed their previously-announced merger (the “Merger”). In the Merger, Schering-Plough acquired all of the shares of MSD, which became a wholly-owned subsidiary of Schering-Plough and was renamed Merck Sharp & Dohme Corp. Schering-Plough continued as the surviving public company and was renamed Merck & Co., Inc. (“MSD’s Parent Company”). MSD is a global health care company that delivers innovative health solutions through its medicines and vaccines, which are marketed directly and through joint ventures. Human health pharmaceutical products consist of therapeutic and preventive agents, sold by prescription, for the treatment of human disorders. These human health pharmaceutical products are sold primarily to drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. Vaccine products consist of preventive pediatric, adolescent and adult vaccines, primarily administered at physician offices. These human health vaccines are sold primarily to physicians, wholesalers, physician distributors and government entities. MSD’s professional representatives communicate the effectiveness, safety and value of its pharmaceutical and vaccine products to health care professionals in private practice, group practices and managed care organizations.
2. Summary of Accounting Policies
     Principles of Consolidation — The consolidated financial statements include the accounts of MSD and all of its subsidiaries in which a controlling interest is maintained. Intercompany balances and transactions are eliminated. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights or, in the case of variable interest entities, by majority exposure to expected losses, residual returns or both. For those consolidated subsidiaries where MSD ownership is less than 100%, the outside shareholders’ interests are shown as Noncontrolling interests in equity. Investments in affiliates over which MSD has significant influence but not a controlling interest, such as interests in entities owned equally by MSD and a third party that are under shared control, are carried on the equity basis.
     Mergers and Acquisitions — On January 1, 2009, new guidance issued by the Financial Accounting Standards Board (“FASB”) was adopted which changes the way in which the acquisition method is to be applied in a business combination. The acquisition method of accounting requires that the assets acquired and liabilities assumed be recorded at the date of the merger or acquisition at their respective fair values with limited exceptions. Assets acquired and liabilities assumed in a business combination that arise from contingencies are recognized at fair value if fair value can reasonably be estimated. If the acquisition date fair value of an asset acquired or liability assumed that arises from a contingency cannot be determined, the asset or liability is recognized if probable and reasonably estimable; if these criteria are not met, no asset or liability is recognized. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Accordingly, MSD may be required to value assets at fair value measures that do not reflect MSD’s intended use of those assets. Any excess of the purchase price (consideration transferred) over the estimated fair values of net assets acquired is recorded as goodwill. Transaction costs and costs to restructure the acquired company are expensed as incurred. The operating results of the acquired business are reflected in MSD’s consolidated financial statements and results of operations after the date of the merger or acquisition. If MSD determines the assets acquired do not meet the definition of a business under the acquisition method of accounting, the transaction will be accounted for as an acquisition of assets rather than a business combination, and therefore, no goodwill will be recorded.
     Foreign Currency Translation — The U.S. dollar is the functional currency for MSD’s foreign subsidiaries.
     Cash Equivalents — Cash equivalents are comprised of certain highly liquid investments with original maturities of less than three months.
     Inventories — Inventories are valued at the lower of cost or market. The cost of a substantial majority of domestic pharmaceutical and vaccine inventories is determined using the last-in, first-out (“LIFO”) method for both financial reporting and tax purposes. The cost of all other inventories is determined using the first-in, first-out (“FIFO”) method. Inventories consist of currently marketed products and certain products awaiting regulatory approval. In evaluating the recoverability of inventories produced in preparation for product launches, MSD considers the probability that revenue will be obtained from the future sale of the related inventory together with the status of the product within the regulatory approval process.

     Investments — Investments in marketable debt and equity securities classified as available-for-sale are reported at fair value. Fair value of MSD’s investments is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Changes in fair value that are considered temporary are reported net of tax in Accumulated other comprehensive income (loss) (“AOCI”). For declines in the fair value of equity securities that are considered other-than-temporary, impairment losses are charged to Other (income) expense, net. MSD considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost, and for equity securities, MSD’s ability and intent to hold the investment.
     On April 1, 2009, new guidance issued by the FASB was adopted which amended the other-than-temporary recognition guidance for debt securities. Pursuant to this new guidance, an other-than-temporary impairment has occurred if MSD does not expect to recover the entire amortized cost basis of the debt security. If MSD does not intend to sell the impaired debt security, and it is not more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis, the amount of the other-than-temporary impairment recognized in earnings, recorded in Other (income) expense, net, is limited to the portion attributed to credit loss. The remaining portion of the other-than-temporary impairment related to other factors is recognized in AOCI. Realized gains and losses for both debt and equity securities are included in Other (income) expense, net.
     Revenue Recognition — Revenues from sales of products are recognized at the time of delivery and when title and risk of loss passes to the customer. Recognition of revenue also requires reasonable assurance of collection of sales proceeds and completion of all performance obligations. Domestically, sales discounts are issued to customers as direct discounts at the point-of-sale or indirectly through an intermediary wholesaler, known as chargebacks, or indirectly in the form of rebates. Additionally, sales are generally made with a limited right of return under certain conditions. Revenues are recorded net of provisions for sales discounts and returns, which are established at the time of sale. Accruals for chargebacks are reflected as a direct reduction to accounts receivable and accruals for rebates are recorded as current liabilities. The accrued balances relative to these provisions included in Accounts receivable and Accrued and other current liabilities were $50.4 million and $677.7 million, respectively, at December 31, 2009 and $55.6 million and $560.7 million, respectively, at December 31, 2008.
     MSD recognizes revenue from the sales of vaccines to the Federal government for placement into stockpiles related to the Pediatric Vaccine Stockpile in accordance with Securities and Exchange Commission (“SEC”) Interpretation, Commission Guidance Regarding Accounting for Sales of Vaccines and BioTerror Countermeasures to the Federal Government for Placement into the Pediatric Vaccine Stockpile or the Strategic National Stockpile.
     Depreciation — Depreciation is provided over the estimated useful lives of the assets, principally using the straight-line method. For tax purposes, accelerated methods are used. The estimated useful lives primarily range from 10 to 50 years for Buildings, and from 3 to 15 years for Machinery, equipment and office furnishings.
     Software Capitalization — MSD capitalizes certain costs incurred in connection with obtaining or developing internal-use software including external direct costs of material and services, and payroll costs for employees directly involved with the software development. Capitalized software costs are included in Property, plant and equipment and amortized beginning when the asset is substantially ready for use. Capitalized software costs associated with MSD’s multi-year implementation of an enterprise-wide resource planning system are being amortized over 6 to 10 years. At December 31, 2009 and 2008, there was approximately $428 million and $330 million, respectively, of remaining unamortized capitalized software costs associated with this initiative. All other capitalized software costs are being amortized over periods ranging from 3 to 5 years. Costs incurred during the preliminary project stage and post-implementation stage, as well as maintenance and training costs, are expensed as incurred.
     Goodwill — Goodwill represents the excess of the consideration transferred over the fair value of net assets of businesses purchased. Goodwill is assigned to reporting units and evaluated for impairment on at least an annual basis, using a fair value based test.
     Acquired Intangibles — Acquired intangibles include products and product rights, tradenames and patents, which are recorded at fair value and assigned an estimated useful life, are amortized primarily on a straight-line basis over their estimated useful lives ranging from 3 to 20 years. When events or circumstances warrant a review, MSD will assess recoverability from future operations of acquired intangibles using pretax undiscounted cash flows derived from the lowest appropriate asset groupings. Impairments are recognized in operating results to the extent that carrying value of the intangible asset exceeds its fair value, which is determined based on the net present value of estimated future cash flows.
     In-Process Research and Development — In-process research and development (“IPR&D”) represents the fair value assigned to incomplete research projects that MSD acquires through business combinations, which at the time of acquisition, have not reached technological feasibility. For transactions that closed prior to 2009, the fair value of such projects was expensed upon acquisition. For transactions that closed during 2009, the fair value of the research projects were recorded as intangible assets on the Consolidated Balance Sheet rather than expensed. The amounts capitalized are being accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project, MSD will make a determination as to the useful life of the intangible asset and begin amortization. MSD tests its indefinite-lived intangibles, including in-process research and development, for impairment at least annually, through a one-step test that compares the fair value of the indefinite-lived intangible asset with the asset’s carrying value.
     Research and Development — Research and development is expensed as incurred. Upfront and milestone payments due to third parties in connection with research and development collaborations prior to regulatory approval are expensed as incurred. Payments due to third parties upon or subsequent to regulatory approval are capitalized and amortized over the shorter of the remaining license or product patent life. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.
     Share-Based Compensation — MSD expenses all share-based payments to employees, including grants of stock options, over the requisite service period based on the grant-date fair value of the awards.
     Restructuring Costs — MSD records liabilities for costs associated with exit or disposal activities in the period in which the liability is incurred. Costs for one-time termination benefits in which the employee is required to render service until termination in order to receive the benefits are recognized ratably over the future service period. Employee termination costs are primarily recorded when actions are probable and estimable.
     Contingencies and Legal Defense Costs — MSD records accruals for contingencies and legal defense costs expected to be incurred in connection with a loss contingency when it is probable that a liability has been incurred and the amount can be reasonably estimated.
     Taxes on Income — Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting based on enacted tax laws and rates. MSD evaluates tax positions to determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, MSD recognizes the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not more likely than not of being sustained upon audit, MSD does not recognize any portion of the benefit in the financial statements. MSD recognizes interest and penalties and exchange gains and losses associated with uncertain tax positions as a component of Taxes on income in the Consolidated Statement of Income.
     Use of Estimates — The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and, accordingly, include certain amounts that are based on management’s best estimates and judgments. Estimates are used when accounting for amounts recorded in connection with mergers and acquisitions, including fair value determinations of assets and liabilities. Additionally, estimates are used in determining such items as provisions for sales discounts and returns, depreciable and amortizable lives, recoverability of inventories, including those produced in preparation for product launches, amounts recorded for contingencies, environmental liabilities and other reserves, pension and other postretirement benefit plan assumptions, share-based compensation assumptions, restructuring costs, impairments of long-lived assets (including intangible assets and goodwill) and investments, and taxes on income. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.
     Reclassifications — Certain reclassifications have been made to prior year amounts to conform with the current year presentation.
     Recently Adopted Accounting Standards — During 2009, several new accounting standards issued by the FASB were adopted.

     On January 1, 2009, new guidance on business combinations was adopted which changes the way in which the acquisition method is to be applied in a business combination. This guidance requires an acquirer to recognize the assets acquired and liabilities assumed at the acquisition date fair values with limited exceptions. Additionally, the guidance requires that contingent consideration be recorded at fair value on the acquisition date, that acquired in-process research and development be capitalized and recorded as intangible assets at the acquisition date, and also requires transaction costs and costs to restructure the acquired company be expensed. On April 1, 2009, additional guidance was issued further amending the accounting for contingencies in a business combination. MSD’s business combination transactions are now being accounted for under this new guidance.
     On January 1, 2009, new guidance for the accounting, reporting and disclosure of noncontrolling interests was adopted which requires, among other things, that noncontrolling interests be recorded as equity in the consolidated financial statements. The adoption of this new guidance resulted in the reclassification of $2.4 billion of noncontrolling interests (formerly referred to as minority interests) to a separate component of equity on the Consolidated Balance Sheet (see Note 13). Additionally, net income attributable to noncontrolling interests is now shown separately from parent net income in the Consolidated Statement of Income. Prior periods have been restated to reflect the presentation and disclosure requirements of the new guidance.
     On January 1, 2009, new guidance was adopted requiring enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, the new guidance requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format (see Note 7). Since the new guidance requires only additional disclosures about derivatives and hedging activities, the adoption did not affect MSD’s financial position or results of operations.
     On January 1, 2009, new guidance was adopted which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The effect of adoption was not material to MSD’s financial position or results of operations. See Note 6 for the associated disclosures of MSD’s collaborative arrangements.
     On January 1, 2009, new guidance was adopted which clarifies the accounting for certain transactions and impairment considerations involving equity method investments and is effective on a prospective basis.
     On January 1, 2009, new guidance was adopted which clarifies that a defensive intangible asset (an intangible asset that the entity does not intend to actively use, but intends to hold to prevent others from obtaining access to the asset) should be accounted for as a separate unit of accounting and should be assigned a useful life that reflects the entity’s consumption of the expected benefits related to the asset. This guidance is effective on a prospective basis.
     On April 1, 2009, new guidance was adopted which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance was subsequently amended on February 24, 2010 to no longer require disclosure of the date through which an entity has evaluated subsequent events. The effect of adoption was not material.
     On April 1, 2009, new guidance was adopted which provides additional guidelines for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities). In addition, the new guidance includes guidelines for identifying circumstances that indicate a transaction for the asset or liability is not orderly, in which case the entity shall place little, if any, weight on that transaction price as an indicator of fair value. The effect of adoption on MSD’s financial position and results of operations was not material.
     On April 1, 2009, new guidance was adopted which amended the other-than-temporary recognition guidance for debt securities. The impairment model for equity securities was not affected. An impairment exists when the current fair value of an individual security is less than its amortized cost basis. Pursuant to this new guidance, an other-than-temporary impairment has occurred if MSD does not expect to recover the entire amortized cost basis of the debt security. If MSD does not intend to sell the impaired debt security, and it is not more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis, the amount of the other-than-temporary impairment recognized in earnings is limited to the portion attributed to credit loss. The remaining portion of the other-than-temporary impairment related to other factors is recognized in Other comprehensive income (loss). In determining if credit losses have occurred, MSD evaluates whether expected cash flows to be received are sufficient to recover the amortized cost basis of the security. The new guidance did not have a material effect upon adoption or during the period from adoption through December 31, 2009.

     As of December 31, 2009, MSD adopted new guidance amending existing authoritative literature which provides guidance on an employer’s disclosures about plan assets of defined pension or other postretirement benefit plans. The amended guidance requires disclosures about plan assets including how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and significant concentrations of risk within plan assets. Since the amended guidance required only additional disclosures about MSD’s pension and other postretirement plan assets (see Note 15), the adoption did not affect MSD’s financial position or results of operations.
     Recently Issued Accounting Standards — During 2009, the FASB issued several new accounting pronouncements, which are not yet effective for MSD.
     In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets, which is effective January 1, 2010. The amendment eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets and requires enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The effect of adoption on MSD’s financial position and results of operations is not expected to be material.
     Also in June 2009, the FASB amended the existing accounting and disclosure guidance for the consolidation of variable interest entities, which is effective January 1, 2010. The amended guidance requires enhanced disclosures intended to provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The effect of adoption on MSD’s financial position and results of operations is not expected to be material.
     In October 2009, the FASB issued new guidance for revenue recognition with multiple deliverables, which is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. This guidance eliminates the residual method under the current guidance and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price shall be used. If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. After adoption, this guidance will also require expanded qualitative and quantitative disclosures. MSD is currently assessing the impact of adoption on its financial position and results of operations.
     In January 2010, the FASB amended the existing disclosure guidance on fair value measurements, which is effective January 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective January 1, 2011. Among other things, the updated guidance requires additional disclosure for the amounts of significant transfers in and out of Level 1 and Level 2 measurements and requires certain Level 3 disclosures on a gross basis. Additionally, the updates amend existing guidance to require a greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements. Since the amended guidance requires only additional disclosures, the adoption will not impact MSD’s financial position or results of operations.
3. Merger with Schering-Plough Corporation
     On November 3, 2009, MSD and Schering-Plough completed the Merger. In the Merger, Schering-Plough acquired all of the shares of MSD, which became a wholly-owned subsidiary of Schering-Plough and was renamed Merck Sharp & Dohme Corp. Schering-Plough continued as the surviving public company and was renamed Merck & Co., Inc. MSD shareholders received one share of common stock of MSD’s Parent Company for each share of stock that they owned.
4. Restructuring
Merger Restructuring Program
     In February 2010, MSD’s Parent Company announced the first phase of a new global restructuring program (the “Merger Restructuring Program”) in conjunction with the integration of the legacy MSD and legacy Schering-Plough businesses. This Merger Restructuring Program is intended to optimize the cost structure of MSD’s Parent Company and its subsidiaries. As part of the first phase of the Merger Restructuring Program, by the end of 2012, MSD’s Parent Company expects to reduce its total workforce by approximately 15% across all areas of the company worldwide. These workforce reductions will primarily come from the elimination of duplicative positions in sales, administrative and headquarters organizations, as well as from the consolidation of certain manufacturing facilities and research and development operations. This first phase of the Merger Restructuring Program is expected to be completed by the end of 2012 with the total pretax costs, including the portion attributable to MSD, estimated to be $2.6 billion to $3.3 billion. In connection with the Merger Restructuring Program, separation costs under existing severance programs worldwide were recorded in the fourth quarter of 2009 to the extent such costs were probable and reasonably estimable. Costs under voluntary programs and enhancement programs will be recorded in 2010 as the relevant criteria are met. Approximately 85% of the cumulative pretax costs are estimated to be cash outlays, primarily related to employee separation expense. Approximately 15% of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested.
     MSD recorded pretax restructuring costs of $403.8 million in 2009 for its estimated portion of the Merger Restructuring Program costs, primarily representing employee separation costs.
2008 Global Restructuring Program
     In October 2008, MSD announced a global restructuring program (the “2008 Restructuring Program”) to reduce its cost structure, increase efficiency, and enhance competitiveness. As part of the 2008 Restructuring Program, MSD expects to eliminate approximately 7,200 positions — 6,800 active employees and 400 vacancies — across all areas of MSD worldwide by the end of 2011. About 40% of these total reductions will occur in the United States. As part of the 2008 Restructuring Program, MSD is streamlining management layers by reducing its total number of senior and mid-level executives globally. As of December 31, 2009, approximately 4,910 positions have been eliminated in connection with 2008 Restructuring Program, comprised of employee separations and the elimination of contractors and vacant positions. During 2009, basic research facilities in Pomezia, Italy and Tsukuba, Japan were sold and the operations conducted at the basic research facility in Seattle were closed. MSD has also sold or closed certain other facilities and sold related assets in connection with the 2008 Restructuring Program.
     In connection with the 2008 Restructuring Program, separation costs under existing severance programs worldwide were recorded in the third quarter of 2008 to the extent such costs were probable and estimable. MSD commenced accruing costs related to one-time termination benefits offered to employees under the 2008 Restructuring Program in the fourth quarter of 2008 as that is when the necessary criteria were met. Pretax restructuring costs of $474.7 million and $921.3 million, respectively, were recorded related to the 2008 Restructuring Program in 2009 and 2008. Since inception of the 2008 Restructuring Program through December 31, 2009, MSD has recorded total pretax accumulated costs of $1.4 billion. The 2008 Restructuring Program is expected to be completed by the end of 2011 with the total pretax costs estimated to be $1.6 billion to $2.0 billion. MSD estimates that two-thirds of the cumulative pretax costs relate to cash outlays, primarily from employee separation expense. Approximately one-third of the cumulative pretax costs are non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested.
2005 Global Restructuring Program
     In November 2005, MSD announced a global restructuring program (the “2005 Restructuring Program”) designed to reduce the cost structure, increase efficiency and enhance competitiveness which was substantially complete at the end of 2008.

     The following table summarizes the MSD charges related to Merger Restructuring Program and 2008 and 2005 Restructuring Program activities by type of cost:

	Separation	Accelerated
Year Ended December 31, 2009	Costs	Depreciation	Other	Total

Merger Restructuring Program

Materials and production	$—	$36.4	$—	$36.4
Research and development	—	—	—	—
Restructuring costs	367.1	—	0.3	367.4

	367.1	36.4	0.3	403.8

2008 Restructuring Program

Materials and production	—	70.5	(5.6)	64.9
Research and development	—	227.8	3.8	231.6
Restructuring costs	13.6	—	164.6	178.2

	13.6	298.3	162.8	474.7

	$380.7	$334.7	$163.1	$878.5

Year Ended December 31, 2008

2008 Restructuring Program

Materials and production	$—	$33.7	$25.0	$58.7
Research and development	—	127.1	—	127.1
Restructuring costs	684.9	—	50.6	735.5

	684.9	160.8	75.6	921.3

2005 Restructuring Program

Materials and production	—	55.0	9.5	64.5
Research and development	—	0.9	0.4	1.3
Restructuring costs	272.4	—	24.6	297.0

	272.4	55.9	34.5	362.8

	$957.3	$216.7	$110.1	$1,284.1

Year Ended December 31, 2007

2005 Restructuring Program

Materials and production	$—	$460.6	$22.5	$483.1
Research and development	—	—	(0.1)	(0.1)
Restructuring costs	251.4	—	75.7	327.1

	$251.4	$460.6	$98.1	$810.1

     Separation costs are associated with actual headcount reductions, as well as those headcount reductions which were probable and could be reasonably estimated. Approximately 3,185 positions were eliminated in 2009 of which approximately 3,160 related to the 2008 Restructuring Program and approximately 25 related to the Merger Restructuring Program. During 2009, certain employees anticipated to be separated as part of planned restructuring actions for the 2008 Restructuring Program were instead transferred to the buyer in conjunction with the sale of a facility. Accordingly, the accrual of separation costs associated with these employees was reversed resulting in a reduction to expenses. Approximately 5,800 positions were eliminated in 2008 of which approximately 1,750 related to the 2008 Restructuring Program and 4,050 related to the 2005 Restructuring Program. Approximately 2,400 positions were eliminated in 2007 in connection with the 2005 Restructuring Program. These position eliminations are comprised of actual headcount reductions, and the elimination of contractors and vacant positions.
     Accelerated depreciation costs primarily relate to manufacturing and research facilities to be sold or closed as part of the programs. All of the sites have and will continue to operate up through the respective closure dates, and since future cash flows were sufficient to recover the respective book values, MSD was required to accelerate depreciation of the site assets rather than write them off immediately. The site assets include manufacturing and research facilities and equipment.
     Other activity in 2009, 2008 and 2007 includes $14.9 million, $29.4 million and $39.4 million, respectively, of asset abandonment, shut-down and other related costs. Additionally, other activity includes $22.7 million, $68.4 million and $18.9 million in 2009, 2008 and 2007, respectively, related to curtailment, settlement and termination charges on pension and other postretirement benefit plans (see Note 15). Other activity also reflects pretax losses resulting from sales of facilities and related assets in 2009 of $57.9 million and pretax gains on such sales in 2008 of $61.5 million.
     Adjustments to the recorded amounts were not material in any period.

     The following table summarizes the MSD charges and spending relating to Merger Restructuring Program and 2008 and 2005 Restructuring Program activities:

	Separation	Accelerated
	Costs	Depreciation	Other		Total

Merger Restructuring Program

Restructuring reserves as of January 1, 2009	$—	$—	$—		$—

Expense	367.1	36.4	0.3		403.8
(Payments) receipts, net	(3.4)	—	—		(3.4)
Non-cash activity	—	(36.4)	(0.3)		(36.7)

Restructuring reserves as of December 31, 2009 (1)	$363.7	$—	$—		$363.7

2008 Restructuring Program

Restructuring reserves as of January 1, 2008	$—	$—	$—		$—
Expense	684.9	160.8	75.6		921.3
(Payments) receipts, net	(77.2)	—	(37.3)		(114.5)
Non-cash activity	—	(160.8)	(38.3)		(199.1)

Restructuring reserves as of December 31, 2008	$607.7	$—	$—		$607.7

Expense	$13.6	$298.3	$162.8		$474.7
(Payments) receipts, net	(372.0)	—	(154.5)	(2)	(526.5)
Non-cash activity	—	(298.3)	(8.3)		(306.6)

Restructuring reserves as of December 31, 2009 (1)	$249.3	$—	$—		$249.3

2005 Restructuring Program

Restructuring reserves as of January 1, 2008	$231.5	$—	$—		$231.5

Expense	$272.4	$55.9	$34.5		$362.8
(Payments) receipts, net	(389.1)	—	(23.2	)(2)	(412.3)
Non-cash activity	—	(55.9)	(11.3)		(67.2)

Restructuring reserves as of December 31, 2008	$114.8	$—	$—		$114.8

(Payments) receipts, net	(77.2)	—	—		(77.2)

Restructuring reserves as of December 31, 2009(1)	$37.6	$—	$—		$37.6

(1)	The cash outlays associated with the first phase of the Merger Restructuring Program are expected to be substantially completed by the end of 2012. The cash outlays associated with the remaining restructuring reserve for the 2008 Restructuring Program are expected to be completed by the end of 2011. The cash outlays associated with the remaining restructuring reserve for the 2005 Restructuring Program are expected to be completed by the end of 2010.

(2)	Includes proceeds from the sales of facilities in connection with restructuring actions.
5. Acquisitions, Research Collaborations and License Agreements
     In December 2009, MSD and Avecia Investments Limited announced a definitive agreement under which MSD would acquire the biologics business of the Avecia group for a total purchase price of $180 million. Avecia Biologics is a contract manufacturing organization with specific expertise in microbial-derived biologics. Under the terms of the agreement, MSD would acquire Avecia Biologics Limited (“Avecia”) and all of its assets, including all Avecia’s process development and scale-up, manufacturing, quality and business support operations located in Billingham, United Kingdom. This transaction closed on February 1, 2010, and accordingly, the results of operations of the acquired business will be included in MSD’s results of operations after the acquisition date.
     In September 2009, MSD announced that it had entered into an exclusive agreement with CSL Biotherapies (“CSL”), a subsidiary of CSL Limited, to market and distribute Afluria, CSL’s seasonal influenza (flu) vaccine, in the United States, for the 2010/2011-2015/2016 flu seasons. Under the terms of the agreement, MSD will assume responsibility for all aspects of commercialization of Afluria in the United States. CSL will supply Afluria to MSD and will retain responsibility for marketing the vaccine outside the United States. Afluria is indicated for the active immunization of persons ages 6 months and older against influenza disease caused by influenza virus subtypes A and type B present in the vaccine.
     In July 2009, MSD and Portola Pharmaceuticals, Inc. (“Portola”) signed an exclusive global collaboration and license agreement for the development and commercialization of betrixaban (MK-4448), an investigational oral Factor Xa inhibitor anticoagulant currently in Phase II clinical development for the prevention of stroke in patients with atrial fibrillation. In return for an exclusive worldwide license to betrixaban, MSD paid Portola an initial fee of $50 million at closing, which was recorded in Research and development expense. Portola is eligible to receive additional cash payments totaling up to $420 million upon achievement of certain development, regulatory and commercialization milestones, as well as double-digit royalties on worldwide sales of betrixaban, if approved. MSD will assume all development and commercialization costs, including the costs of Phase III clinical trials. Portola retained an option (a) to co-fund Phase III clinical trials in return for additional royalties and (b) to co-promote betrixaban with MSD in the United States. The term of the agreement commenced in August 2009 and, unless terminated earlier, will continue until there are no remaining royalty payment obligations in a country, at which time the agreement will expire in its entirety in such country. The agreement may be terminated by either party in the event of a material uncured breach or bankruptcy of a party. The agreement may be terminated by MSD in the event that the parties or MSD decide to cease development of betrixaban for safety or efficacy. In addition, MSD may terminate the agreement at any time upon 180 days prior written notice. Portola may terminate the agreement in the event that MSD challenges any Portola patent covering betrixaban. Upon termination of the agreement, depending upon the circumstances, the parties have varying rights and obligations with respect to the continued development and commercialization of betrixaban and, in the case of termination for cause by MSD, certain royalty obligations.
     In April 2009, MSD, Medarex, Inc. (“Medarex”) and Massachusetts Biologic Laboratories (“MBL”) of the University of Massachusetts Medical School announced an exclusive worldwide license agreement for CDA-1 and CDB-1 (MK-3415A) (also known as MDX-066/MDX-1388 and MBL-CDA1/MBL-CDB1), an investigational fully human monoclonal antibody combination developed to target and neutralize Clostridium difficile toxins A and B, for the treatment of C. difficile infection. CDA-1 and CDB-1 were co-developed by Medarex and MBL. Under the terms of the agreement, MSD gained worldwide rights to develop and commercialize CDA-1 and CDB-1. Medarex and MBL received an aggregate upfront payment of $60 million upon closing, which was recorded in Research and development expense, and are potentially eligible to receive additional cash payments up to $165 million in the aggregate upon achievement of certain milestones associated with the development and approval of a drug candidate covered by this agreement. Upon commercialization, Medarex and MBL will also be eligible to receive double-digit royalties on product sales and milestones if certain sales targets are met. The term of the agreement commenced on the closing date and, unless terminated earlier, will continue until there are no remaining royalty payment obligations in a country, at which time the agreement will expire in its entirety in such country. Either party may terminate this agreement for uncured material breach by the other party, or bankruptcy or insolvency of the other party. MSD may terminate this agreement at any time upon providing 180 days prior written notice to Medarex and MBL.
     Also, in April 2009, MSD and Santen Pharmaceutical Co., Ltd. (“Santen”) announced a worldwide licensing agreement for tafluprost (MK-2452), a prostaglandin analogue under investigation in the United States. Tafluprost, preserved and preservative-free formulations, has received marketing approval for the reduction of elevated intraocular pressure in open-angle glaucoma and ocular hypertension in several European and Nordic countries as well as Japan and has been filed for approval in additional European and Asia Pacific markets. Under the terms of the agreement, MSD paid a fee, which was capitalized and will be amortized to Materials and production costs over the life of the underlying patent, and will pay milestones and royalty payments based on future sales of tafluprost (both preserved and preservative-free formulations) in exchange for exclusive commercial rights to tafluprost in Western Europe (excluding Germany), North America, South America and Africa. Santen will retain commercial rights to tafluprost in most countries in Eastern Europe, Northern Europe and Asia Pacific, including Japan. MSD will provide promotion support to Santen in Germany and Poland. If tafluprost is approved in the United States, Santen has an option to co-promote it there. The agreement between MSD and Santen expires on a country-by-country basis on the last to occur of (a) the expiry of the last to expire valid patent claim; or (b) the expiration of the last to expire royalty. MSD may terminate the agreement at any time upon 90 days prior written notice and also at any time upon 60 days prior written notice if MSD determines that the product presents issues of safety or tolerability. In addition, MSD may terminate the agreement in the event that any of the enumerated agreements between Santen and the co-owner/licensor of certain intellectual property terminate or expire and this materially adversely affects MSD. If either MSD or Santen materially breaches the agreement and fails to cure after receiving notice, then the non-breaching party may terminate the agreement. The agreement provides for termination by the non-insolvent party due to bankruptcy by the other party. Finally, the agreement will terminate if, during the term, MSD develops or commercializes a competitive product (as that term is defined in the agreement).
     In addition, in April 2009, MSD and Cardiome Pharma Corp. (“Cardiome”) announced a collaboration and license agreement for the development and commercialization of vernakalant (MK-6621), an investigational candidate for the treatment of atrial fibrillation. The agreement provides MSD with exclusive global rights to the oral formulation of vernakalant (“vernakalant (oral)”) for the maintenance of normal heart rhythm in patients with atrial fibrillation, and provides an MSD affiliate, Merck Sharp & Dohme (Switzerland) GmbH, with exclusive rights outside of the United States, Canada and Mexico to the intravenous (“IV”) formulation of vernakalant (“vernakalant (IV)”) for rapid conversion of acute atrial fibrillation to normal heart rhythm. Under the terms of the agreement, MSD paid Cardiome an initial fee of $60 million upon closing, which was recorded in Research and development expense. In addition, Cardiome is eligible to receive up to $200 million in payments based on achievement of certain milestones associated with the development and approval of vernakalant products (including $15 million for submission for regulatory approval in Europe of vernakalant (IV), which MSD paid in 2009 as a result of that submission, and $20 million for initiation of a planned Phase III program for vernakalant

(oral)) and up to $100 million for milestones associated with approvals in other subsequent indications of both the intravenous and oral formulations. Also, Cardiome will receive tiered royalty payments on sales of any approved products and has the potential to receive up to $340 million in milestone payments based on achievement of significant sales thresholds. Cardiome has retained an option to co-promote vernakalant (oral) with MSD through a hospital-based sales force in the United States. MSD will be responsible for all future costs associated with the development, manufacturing and commercialization of these candidates. MSD has granted Cardiome a secured, interest-bearing credit facility of up to $100 million that Cardiome may access in tranches over several years commencing in 2010. Cardiome’s co-development partner in North America, Astellas Pharma U.S., Inc., submitted an NDA with the FDA for Kynapid (vernakalant hydrochloride) Injection in December 2006 that included results from two pivotal Phase III clinical trials. In December 2007, the Cardiovascular and Renal Drugs Advisory Committee recommended that the FDA approve vernakalant (IV) for rapid conversion of atrial fibrillation. In August 2008, the FDA issued an Approvable action letter requesting additional information. A Phase IIb double-blind, placebo-controlled, randomized, dose-ranging clinical trial in patients at risk of recurrent atrial fibrillation showed that, at the 500 mg dose, vernakalant (oral) significantly reduced the rate of atrial fibrillation relapse as compared to placebo. This agreement continues in effect until the expiration of Cardiome’s co-promotion rights and all royalty and milestone payment obligations. This agreement may be terminated in the event of insolvency or a material uncured breach by either party. Additionally, the collaboration may be terminated by MSD in the event that MSD determines (in good faith) that it is not advisable to continue the development or commercialization of a vernakalant product as a result of a serious safety issue. In addition, MSD may terminate the agreement at any time upon 12 months prior written notice. Cardiome may terminate the agreement in the event that MSD challenges any Cardiome patent covering vernakalant. Upon termination of the agreement, depending upon the circumstances, the parties have varying rights and obligations with respect to the continued development and commercialization of vernakalant and in some cases continuing royalty obligations.
     In March 2009, MSD acquired Insmed Inc.’s (“Insmed”) portfolio of follow-on biologic therapeutic candidates and its commercial manufacturing facilities located in Boulder, Colorado. Under the terms of the agreement, MSD paid Insmed an aggregate of $130 million in cash to acquire all rights to the Boulder facilities and Insmed’s pipeline of follow-on biologic candidates. Insmed’s follow-on biologics portfolio includes two clinical candidates: MK-4214, an investigational recombinant granulocyte-colony stimulating factor (“G-CSF”) that will be evaluated for its ability to prevent infections in patients with cancer receiving chemotherapy, and MK-6302, a pegylated recombinant G-CSF designed to allow for less frequent dosing. The transaction was accounted for as a business combination; accordingly, the assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date. The determination of fair value requires management to make significant estimates and assumptions. In connection with the acquisition, substantially all of the purchase price was allocated to Insmed’s follow-on biologics portfolio (MK-4214 and MK-6302) and an indefinite-lived intangible asset was recorded. The fair value was determined based upon the present value of expected future cash flows of new product candidates resulting from Insmed’s follow-on biologics portfolio adjusted for the probability of their estimated technical and marketing success utilizing an income approach reflecting appropriate risk-adjusted discount rates. The ongoing activity related to MK-4214 and MK-6302 is not expected to be material to MSD’s research and development expense. The remaining net assets acquired were not material and there were no other milestone or royalty obligations associated with the acquisition. This transaction closed on March 31, 2009, and accordingly, the results of operations of the acquired business have been included in MSD’s results of operations beginning April 1, 2009.
     In September 2008, MSD and Japan Tobacco Inc. (“JT”) signed a worldwide licensing agreement to develop and commercialize JTT-305 (MK-5442), an investigational oral osteoanabolic (bone growth stimulating) agent for the treatment of osteoporosis, a disease which reduces bone density and strength and results in an increased risk of bone fractures. JTT-305 is an investigational oral calcium sensing receptor antagonist that is currently being evaluated by JT in Phase II clinical trials in Japan for its effect on increasing bone density and is in Phase I clinical trials outside of Japan. Under the terms of the agreement, MSD gained worldwide rights, except for Japan, to develop and commercialize JTT-305 and certain other related compounds. JT received an upfront payment of $85 million, which was recorded in Research and development expense, and is eligible to receive additional cash payments upon achievement of certain milestones associated with the development and approval of a drug candidate covered by this agreement. JT will also be eligible to receive royalties from sales of any drug candidates that receive marketing approval. The license agreement between MSD and JT will remain in effect until expiration of all royalty and milestone obligations, and may be terminated in the event of an uncured material breach by the other party. The agreement may also be terminated by MSD without cause before initial commercial sale of JTT-305 by giving six months prior notice to JT, and thereafter by giving one year prior notice thereof to JT. The license agreement may also be terminated immediately by MSD if MSD determines due to safety and/or efficacy concerns based on available scientific evidence to cease development of JTT-305 and/or to withdraw JTT-305 from the market on a permanent basis.

     In September 2007, MSD completed the acquisition of NovaCardia, Inc. (“NovaCardia”), a privately held clinical-stage pharmaceutical company focused on cardiovascular disease. MSD acquired all of the outstanding equity of NovaCardia for a total purchase price of $366.4 million (including $16.4 million of cash and investments on hand at closing), which was paid through the issuance of 7.3 million shares of MSD common stock to the former NovaCardia shareholders based on MSD’s average closing stock price for the five days prior to closing of the acquisition. In connection with the acquisition, MSD recorded a charge of $325.1 million for in-process research and development associated with rolofylline (MK-7418), NovaCardia’s investigational Phase III compound for acute heart failure, as at the acquisition date, technological feasibility had not been established and no alternative future use existed. The charge, which is not deductible for tax purposes, was recorded in Research and development expense and was determined based upon the present value of expected future cash flows resulting from this technology adjusted for the estimated probability of its technical and marketing success at that time utilizing an income approach reflecting an appropriate risk-adjusted discount rate of 22.0%. The remaining purchase price was allocated to cash and investments of $16.4 million, a deferred tax asset relating to a net operating loss carryforward of $23.9 million and other net assets of $1.0 million. Because NovaCardia was a development stage company that had not commenced its planned principal operations, the transaction was accounted for as an acquisition of assets rather than as a business combination and, therefore, goodwill was not recorded. NovaCardia’s results of operations have been included in MSD’s consolidated financial results since the acquisition date. In June 2009, MSD announced that preliminary results for the pivotal Phase III study of rolofylline showed that rolofylline did not meet the primary or secondary efficacy endpoints. MSD terminated the clinical development program for rolofylline.
     Also in 2007, MSD and GTx, Inc. (“GTx”) entered into an agreement providing for a research and development and global strategic collaboration for selective androgen receptor modulators (“SARMs”), a new investigational class of drugs with the potential to treat age-related muscle loss (sarcopenia) as well as other musculoskeletal conditions. MSD has discontinued internal development of MK-2866 (which is a SARM) under this agreement, and has subsequently terminated its agreement with GTx.
     Also in 2007, MSD and ARIAD Pharmaceuticals, Inc. (“ARIAD”) entered into a global collaboration to jointly develop and commercialize ridaforolimus (MK-8669), ARIAD’s novel mTOR inhibitor, for use in cancer. This collaboration generally continues in effect until the expiration of all royalty and milestone payment obligations. This collaboration may generally be terminated in the event of insolvency or a material uncured breach by either party. The collaboration agreement between MSD and ARIAD may also be terminated by MSD upon the failure of MK-8669 to meet certain developmental and safety requirements or in the event MSD concludes it is not advisable to continue the development of MK-8669 for use in a cancer indication. In addition, MSD may terminate the ARIAD collaboration agreement on or after the third anniversary of the effective date by providing at least 12 months prior written notice. Upon termination of the ARIAD collaboration agreement, depending upon the circumstances, the parties have varying rights and obligations with respect to the continued development and commercialization of MK-8669 and continuing royalty obligations.
6. Collaborative Arrangements
     MSD continues its strategy of establishing external alliances to complement its substantial internal research capabilities, including research collaborations, licensing preclinical and clinical compounds and technology platforms to drive both near- and long-term growth. MSD supplements its internal research with an aggressive licensing and external alliance strategy focused on the entire spectrum of collaborations from early research to late-stage compounds, as well as new technologies across a broad range of therapeutic areas. These arrangements often include upfront payments and royalty or profit share payments, contingent upon the occurrence of certain future events linked to the success of the asset in development, as well as expense reimbursements or payments to the third party.
     As discussed in Note 2, on January 1, 2009, new guidance issued by the FASB was adopted which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. MSD reviewed its third party arrangements to determine if any arrangement is within the scope of this new guidance. Each arrangement is unique in nature and MSD’s most significant arrangement is discussed below.
Cozaar/Hyzaar
     In 1989, MSD and E.I. duPont de Nemours and Company (“DuPont”) agreed to form a long-term research and marketing collaboration to develop a class of therapeutic agents for high blood pressure and heart disease, discovered by DuPont, called angiotensin II receptor antagonists, which include Cozaar and Hyzaar. In return, MSD provided DuPont marketing rights in the United States and Canada to its prescription medicines, Sinemet and Sinemet CR. Pursuant to a 1994 agreement with DuPont, MSD has an exclusive licensing agreement to market Cozaar and Hyzaar, which are both registered trademarks of DuPont, in return for royalties and profit share payments to DuPont. The patents that provide U.S. marketing exclusivity for Cozaar and Hyzaar expire in April 2010. In addition, the patent for Cozaar expired in a number of major European markets in March 2010. Hyzaar lost patent protection in a number of major European markets in February 2010.
7. Financial Instruments
Derivative Instruments and Hedging Activities
     MSD manages the impact of foreign exchange rate movements and interest rate movements on its earnings, cash flows and fair values of assets and liabilities through operational means and through the use of various financial instruments, including derivative instruments.
     A significant portion of MSD’s revenues and earnings in foreign affiliates is exposed to changes in foreign exchange rates. The objectives and accounting related to MSD’s foreign currency risk management program, as well as its interest rate risk management activities are discussed below.
Foreign Currency Risk Management
     A significant portion of MSD’s revenues are denominated in foreign currencies. MSD relies on sustained cash flows generated from foreign sources to support its long-term commitment to U.S. dollar-based research and development. To the extent the dollar value of cash flows is diminished as a result of a strengthening dollar, MSD’s ability to fund research and other dollar-based strategic initiatives at a consistent level may be impaired. MSD has established revenue hedging and balance sheet risk management programs to protect against volatility of future foreign currency cash flows and changes in fair value caused by volatility in foreign exchange rates at its U.S. functional currency entities.
     The objective of the revenue hedging program is to reduce the potential for longer-term unfavorable changes in foreign exchange to decrease the U.S. dollar value of future cash flows derived from foreign currency denominated sales, primarily the euro and Japanese yen. To achieve this objective, MSD will partially hedge forecasted foreign currency denominated third party and intercompany distributor entity sales that are expected to occur over its planning cycle, typically no more than three years into the future. MSD will layer in hedges over time, increasing the portion of third party and intercompany distributor entity sales hedged as it gets closer to the expected date of the forecasted foreign currency denominated sales, such that it is probable the hedged transaction will occur. The portion of sales hedged is based on assessments of cost-benefit profiles that consider natural offsetting exposures, revenue and exchange rate volatilities and correlations, and the cost of hedging instruments. The hedged anticipated sales are a specified component of a portfolio of similarly denominated foreign currency-based sales transactions, each of which responds to the hedged risk in the same manner. MSD manages its anticipated transaction exposure principally with purchased local currency put options, which provide MSD with a right, but not an obligation, to sell foreign currencies in the future at a predetermined price. If the U.S. dollar strengthens relative to the currency of the hedged anticipated sales, total changes in the options’ cash flows offset the decline in the expected future U.S. dollar cash flows of the hedged foreign currency sales. Conversely, if the U.S. dollar weakens, the options’ value reduces to zero, but MSD benefits from the increase in the value of the anticipated foreign currency cash flows. MSD also utilizes forward contracts in its revenue hedging program. If the U.S. dollar strengthens relative to the currency of the hedged anticipated sales, the increase in the fair value of the forward contracts offsets the decrease in the expected future U.S. dollar cash flows of the hedged foreign currency sales. Conversely, if the U.S. dollar weakens, the decrease in the fair value of the forward contracts offsets the increase in the value of the anticipated foreign currency cash flows.
     These derivative instruments are designated as cash flow hedges and the fair value of these contracts are recorded as either assets (gain positions) or liabilities (loss positions) in the Consolidated Balance Sheet. Accordingly, the effective portion of the unrealized gains or losses on these contracts is recorded in AOCI and reclassified into Sales when the hedged anticipated revenue is recognized. The hedge relationship is highly effective and hedge ineffectiveness has been de minimis. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.
     The primary objective of the balance sheet risk management program is to protect the U.S. dollar value of foreign currency denominated net monetary assets from the effects of volatility in foreign exchange that might occur prior to their conversion to U.S. dollars. In these instances, MSD principally utilizes forward exchange contracts, which enable MSD to buy and sell foreign currencies in the future at fixed exchange rates and economically offset the consequences of changes in foreign exchange on the amount of U.S. dollar cash flows derived from the net assets. MSD routinely enters into contracts to offset the effects of exchange on exposures denominated in developed country currencies, primarily the euro and Japanese yen. For exposures in developing country currencies, MSD will enter into forward contracts to partially offset the effects of exchange on exposures when it is deemed economical to do so based on a cost-benefit analysis that considers the magnitude of the exposure, the volatility of the exchange rate and the cost of the hedging instrument. MSD will also minimize the effect of exchange on monetary assets and liabilities by managing operating activities and net asset positions at the local level.

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
     When applicable, MSD uses forward contracts to hedge the changes in fair value of certain foreign currency denominated available-for-sale securities attributable to fluctuations in foreign currency exchange rates. These derivative contracts are designated and qualify as fair value hedges. Accordingly, changes in the fair value of the hedged securities due to fluctuations in spot rates are recorded in Other (income) expense, net, and offset by the fair value changes in the forward contracts attributable to spot rate fluctuations. Changes in the contracts’ fair value due to spot-forward differences are excluded from the designated hedge relationship and recognized in Other (income) expense, net. These amounts, as well as hedge ineffectiveness, were not significant for the years ended December 31, 2009, 2008 or 2007. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.
Interest Rate Risk Management
     At December 31, 2009, MSD was a party to seven pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes in which the notional amounts match the amount of the hedged fixed-rate notes. There are two swaps maturing in 2011 with notional amounts of $125 million each that effectively convert MSD’s $250 million, 5.125% fixed-rate notes due 2011 to floating rate instruments and five swaps maturing in 2015 with notional amounts of $150 million each that effectively convert $750 million of MSD’s $1.0 billion, 4.0% fixed-rate notes due 2015 to floating rate instruments. The interest rate swap contracts are designated hedges of the fair value changes in the notes attributable to changes in the benchmark London Interbank Offered Rate (“LIBOR”) swap rate. The fair value changes in the notes attributable to changes in the benchmark interest rate are recorded in interest expense and offset by the fair value changes in the swap contracts. During 2008, MSD terminated four interest rate swap contracts with notional amounts of $250 million each, and terminated one interest rate swap contract with a notional amount of $500 million. These swaps had effectively converted its $1.0 billion, 4.75% fixed-rate notes due 2015 and its $500 million, 4.375% fixed-rate notes due 2013 to variable rate debt. As a result of the swap terminations, MSD received $128.3 million in cash, excluding accrued interest which was not material. The corresponding gains related to the basis adjustment of the debt associated with the terminated swap contracts were deferred and are being amortized as a reduction of interest expense over the remaining term of the notes. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.
     Presented in the table below is the fair value of derivatives segregated between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments as of December 31, 2009.

		Fair Value of Derivative		U.S. Dollar
	Balance Sheet Caption	Asset	Liability	Notional

Derivatives Designated as Hedging Instruments

Foreign Exchange Contracts (current)	Deferred income taxes and other current assets	$139.3	$—	$3,050.5
Foreign Exchange Contracts (non-current)	Other assets	152.6	—	2,118.1
Foreign Exchange Contracts (current)	Accrued and other current liabilities	—	34.0	658.6
Interest Rate Swaps (non-current)	Other assets	26.7	—	1,000.0

		$318.6	$34.0	$6,827.2

Derivatives Not Designated as Hedging Instruments

Foreign Exchange Contracts (current)	Deferred income taxes and other current assets	$60.3	$—	$2,841.7
Foreign Exchange Contracts (current)	Accrued and other current liabilities	—	38.6	2,104.3

		$60.3	$38.6	$4,946.0

		$378.9	$72.6	$11,773.2

          The table below provides information on the location and pretax (gain) or loss amounts for derivatives that are: (i) designated in a fair value hedging relationship, (ii) designated in a cash flow hedging relationship, and (iii) not designated in a hedging relationship for the year ended December 31, 2009.

			Amount of	Amount of
	Amount of	Amount of	Pretax	Pretax
	Gain (Loss)	Gain (Loss)	(Gain) Loss	(Gain) Loss
	Recognized in	Recognized in	Reclassified	Recognized
	Earnings on	Earnings on	from AOCI	in OCI on
	Derivatives(1)	Hedged Item(1)	into Earnings(2)	Derivatives

Derivatives designated in fair value hedging relationships:
Interest rate swap contracts	$2.8	$(2.8)	$—	$—
Foreign exchange contracts	5.2	(9.1)	—	—

	$8.0	$(11.9)	$—	$—

Derivatives designated in cash flow hedging relationships:
Foreign exchange contracts	$—	$—	$60.5	$310.1
Derivatives not designated in a hedging relationship:
Foreign exchange contracts(3)	$(40.8)	$—	$—	$—

(1)	Recognized in Other (income) expense, net.

(2)	Recognized in Sales.

(3)	These derivative contracts mitigate changes in the value of remeasured foreign currency denominated monetary assets and liabilities attributable to changes in foreign currency exchange rates.
          At December 31, 2009, MSD estimates $65.6 million of pretax net unrealized loss on derivatives maturing within the next 12 months that hedge foreign currency denominated sales over that same period will be reclassified from AOCI to Sales. The amount ultimately reclassified to Sales may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity.
Fair Value Measurements
          Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Entities are required to use a fair value hierarchy which maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:
     Level 1 — Quoted prices in active markets for identical assets or liabilities. MSD’s Level 1 assets include equity securities that are traded in an active exchange market.
     Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. MSD’s Level 2 assets and liabilities primarily include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, corporate notes and bonds, U.S. and foreign government and agency securities, certain mortgage-backed and asset-backed securities, municipal securities, commercial paper and derivative contracts whose values are determined using pricing models with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.
     Level 3 — Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. MSD’s Level 3 assets mainly include certain mortgage-backed and asset-backed securities, as well as certain corporate notes and bonds with limited market activity. At December 31, 2009, $71.5 million, or approximately 8.4%, of MSD’s investment securities were categorized as Level 3 assets (all of which were pledged under certain collateral arrangements (see Note 17)). All of the assets classified as Level 3 at December 31, 2009 were acquired when MSD elected to be redeemed-in-kind from a short-term fixed income fund that restricted cash redemptions as described below.
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

	Fair Value Measurements Using				Fair Value Measurements Using
	Quoted
	Prices				Quoted Prices
	In Active	Significant			In Active	Significant
	Markets for	Other	Significant		Markets for	Other	Significant
	Identical	Observable	Unobservable		Identical	Observable	Unobservable
	Assets	Inputs	Inputs		Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
	December 31, 2009				December 31, 2008

Assets

Investments
U.S. government and agency securities	$—	$215.6	$—	$215.6	$—	$2,885.7	$—	$2,885.7
Corporate notes and bonds	—	205.2	—	205.2	—	3,093.2	—	3,093.2
Municipal securities	—	186.7	—	186.7	—	—	—	—
Mortgage-backed securities(1)	—	—	—	—	—	723.9	—	723.9
Commercial paper	—	—	—	—	—	133.0	—	133.0
Asset-backed securities (1)	—	36.0	—	36.0	—	306.7	—	306.7
Foreign government bonds	—	—	—	—	—	319.4	—	319.4
Equity securities	37.4	39.1	—	76.5	71.1	73.6	—	144.7
Other debt securities	—	3.4	—	3.4	—	2.8	—	2.8

	37.4	686.0	—	723.4	71.1	7,538.3	—	7,609.4

Other assets (2)	—	55.1	71.5	126.6	—	2,877.9	96.6	2,974.5

Derivative assets (3)
Purchased currency options	—	291.9	—	291.9	—	451.3	—	451.3
Forward exchange contracts	—	60.3	—	60.3	—	73.2	—	73.2
Interest rate swaps	—	26.7	—	26.7	—	23.9	—	23.9

	—	378.9	—	378.9	—	548.4	—	548.4

Total assets	$37.4	$1,120.0	$71.5	$1,228.9	$71.1	$10,964.6	$96.6	$11,132.3

Liabilities
Derivative liabilities (3)
Written currency options	$—	$0.3	$—	$0.3	$—	$1.9	$—	$1.9
Forward exchange contracts	—	72.3	—	72.3	—	273.1	—	273.1

Total liabilities	$—	$72.6	$—	$72.6	$—	$275.0	$—	$275.0

(1)	Substantially all of the asset-backed securities are highly-rated (Standard & Poor’s rating of AAA and Moody’s Investors Service rating of Aaa), secured primarily by credit card, auto loan, and home equity receivables, with weighted-average lives of primarily 5 years or less. Mortgage-backed securities represent AAA-rated securities issued or unconditionally guaranteed as to payment of principal and interest by U.S. government agencies.

(2)	Other assets represent a portion of the pledged collateral discussed below and in Note 17. At December 31, 2009, Level 2 other assets are comprised of $39.5 million of asset-backed securities, $11.6 million of mortgage backed securities and $4.0 million of corporate notes and bonds. At December 31, 2008, Level 2 other assets are comprised of $987.4 million of corporate notes and bonds, $792.5 million of municipal securities, $357.3 million of commercial paper, $276.0 million of mortgage-backed securities, $240.1 million of U.S. government and agency securities and $224.6 million of asset-backed securities.

(3)	The fair value determination of derivatives includes an assessment of the credit risk of counterparties to the derivatives and MSD’s own credit risk, the effects of which were not significant.
     As of December 31, 2009, MSD had approximately $5.6 billion of cash equivalents.
Level 3 Valuation Techniques
     Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. MSD’s Level 3 investment securities at December 31, 2009, primarily include certain mortgage-backed and asset-backed securities, as well as certain corporate notes and bonds for which there was a decrease in the observability of market pricing for these investments. These securities were valued primarily using pricing models for which management understands the methodologies. These models incorporate transaction details such as contractual terms, maturity, timing and amount of future cash inflows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at December 31, 2009.

     The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	2009			2008
	Available-			Other
	for-Sale	Other		Debt	Other
	Investments	Assets	Total	Securities	Assets	Total

Beginning balance January 1	$—	$96.6	$96.6	$314.5	$958.6	$1,273.1
Net transfers in to (out of) Level 3(1)	26.7	14.5	41.2	(314.5)	(684.5)	(999.0)
Purchases, sales, settlements, net	(26.9)	(48.8)	(75.7)	—	(132.8)	(132.8)
Total realized and unrealized gains (losses)
Included in:
Earnings(2)	0.5	(4.5)	(4.0)	—	(43.6)	(43.6)
Comprehensive income	(0.3)	13.7	13.4	—	(1.1)	(1.1)

Ending balance at December 31	$—	$71.5	$71.5	$—	$96.6	$96.6

Losses recorded in earnings for Level 3 assets still held at December 31	$—	$3.3	$3.3	$—	$(44.3)	$(44.3)

(1)	Transfers in and out of Level 3 are deemed to occur at the beginning of the quarter in which the transaction takes place.

(2)	Amounts are recorded in Other (income) expense, net.
     On January 1, 2008, MSD had $1,273.1 million invested in a short-term fixed income fund (the “Fund”). Due to market liquidity conditions, cash redemptions from the Fund were restricted. As a result of this restriction on cash redemptions, MSD did not consider the Fund to be traded in an active market with observable pricing on January 1, 2008 and these amounts were categorized as Level 3. On January 7, 2008, MSD elected to be redeemed-in-kind from the Fund and received its share of the underlying securities of the Fund. As a result, the majority of the underlying securities were transferred out of Level 3 as it was determined that these securities had observable markets. On December 31, 2009, $71.5 million of the investment securities associated with the redemption-in-kind were classified in Level 3 as the securities contained at least one significant input which was unobservable. These securities account for the entire balance of MSD’s Level 3 assets at December 31, 2009. During 2009, Level 3 investments in the aggregate amount of $26.7 million, which were no longer pledged as collateral, were reclassified from Other assets to available-for-sale investments.
Financial Instruments not Measured at Fair Value
     Some of MSD’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, receivables and payables.
     The estimated fair value of loans payable and long-term debt (including current portion) at December 31, 2009 was $8.8 billion compared with a carrying value of $8.5 billion and at December 31, 2008 was $6.3 billion compared with a carrying value of $6.2 billion. Fair value was estimated using quoted dealer prices.
     A summary of the December 31 gross unrealized gains and losses on available-for-sale investments, including those pledged as collateral, recorded in AOCI is as follows:

	December 31, 2009				December 31, 2008
	Fair	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized
	Value	Cost	Gains(1)	Losses(1)	Value	Cost	Gains(1)	Losses(1)

U.S. government and agency securities	$215.6	$215.7	$1.1	$(1.2)	$3,125.8	$3,061.6	$67.4	$(3.2)
Corporate notes and bonds	209.2	207.1	3.3	(1.2)	4,124.7	4,158.4	31.6	(65.3)
Municipal securities	186.7	184.8	2.9	(1.0)	792.5	764.4	28.4	(0.3)
Mortgage-backed securities	79.4	65.9	13.8	(0.3)	1,031.9	1,024.4	12.5	(5.0)
Asset-backed securities	79.3	69.2	10.1	—	551.7	571.8	0.6	(20.7)
Foreign government bonds	0.4	0.4	—	—	319.4	305.9	13.5	—
Commercial paper	—	—	—	—	490.3	490.3	—	—
Other debt securities	21.7	19.3	9.4	(7.0)	46.7	48.6	1.5	(3.4)
Equity securities	57.7	39.9	26.0	(8.2)	100.9	86.3	17.7	(3.1)

	$850.0	$802.3	$66.6	$(18.9)	$10,583.9	$10,511.7	$173.2	$(101.0)

(1)	At December 31, 2009, gross unrealized gains and gross unrealized losses related to amounts pledged as collateral (see below and Note 17) were $25.6 million and $(0.3) million, respectively. At December 31, 2008, gross unrealized gains and gross unrealized losses related to amounts pledged as collateral were $36.1 million and $(30.3) million, respectively.

     Available-for-sale debt securities included in Short-term investments totaled $293.1 million at December 31, 2009. Of the remaining debt securities, $141.9 million mature within five years. There were no debt securities pledged as collateral included in current assets at December 31, 2009. Debt securities pledged as collateral maturing within five years totaled $37.1 million.
Letter of Credit
     In August 2008, MSD executed a $4.1 billion letter of credit agreement with a financial institution, which satisfied certain conditions set forth in the U.S. Vioxx Settlement Agreement (see Note 12). MSD pledged collateral to the financial institution of approximately $5.1 billion pursuant to the terms of the letter of credit agreement. Although the amount of assets pledged as collateral was set by the letter of credit agreement and such assets were held in custody by a third party, the assets were managed by MSD. MSD considered the assets pledged under the letter of credit agreement to be restricted. The letter of credit amount and required collateral balances declined as payments (after the first $750 million) under the Settlement Agreement were made. As of December 31, 2008, $3.8 billion was recorded within Deferred income taxes and other current assets and $1.3 billion was classified as Other assets. During 2009, MSD made all remaining payments into the Vioxx settlement funds pursuant to the U.S. Vioxx Settlement Agreement. Accordingly, the letter of credit agreement was terminated and the collateral was released.
Concentrations of Credit Risk
     On an ongoing basis, MSD monitors concentrations of credit risk associated with corporate issuers of securities and financial institutions with which it conducts business. Credit exposure limits are established to limit a concentration with any single issuer or institution. Cash and investments are placed in instruments that meet high credit quality standards, as specified in MSD’s investment policy guidelines.
     Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements. The master agreements with several of MSD’s financial institution counterparties also include credit support annexes. These annexes contain provisions that require collateral to be exchanged depending on the value of the derivative assets and liabilities, MSD’s credit rating, and the credit rating of the counterparty. As of December 31, 2009, Cash and cash equivalents includes cash collateral of $69.2 million received from various counterparties with a corresponding offset included in Accrued and other current liabilities. MSD had not advanced any cash collateral to counterparties as of December 31, 2009.
     MSD’s four largest U.S. customers, McKesson Corporation, Cardinal Health, Inc., AmerisourceBergen Corporation and Medco Health Solutions, Inc., represented, in aggregate, approximately one-fourth of accounts receivable at December 31, 2009. MSD monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. Bad debts have been minimal. MSD does not normally require collateral or other security to support credit sales.
8. Inventories
     Inventories at December 31 consisted of:

	2009	2008

Finished goods	$523.6	$432.6
Raw materials and work in process	2,404.8	2,147.1
Supplies	98.8	98.6

Total (approximates current cost)	3,027.2	2,678.3
Reduction to LIFO costs	(169.6)	—

	$2,857.6	$2,678.3

Recognized as:
Inventories	$2,147.7	$2,091.0
Other assets	709.9	587.3

     Inventories valued under the LIFO method comprised approximately 53% and 56% of inventories at December 31, 2009 and 2008, respectively. Amounts recognized as Other assets are comprised almost entirely of raw materials and work in process inventories, the majority of which are noncurrent vaccine inventories.

9. Goodwill and Other Intangibles
     The following table summarizes goodwill activity:

Goodwill balance as of January 1, 2008	$1,454.8
Other	(16.1)

Goodwill balance as of December 31, 2008	1,438.7

Additions	0.3

Goodwill balance as of December 31, 2009	$1,439.0

     Other intangibles at December 31 consisted of:

	2009			2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Products and product rights	$1,627.0	$1,531.2	$95.8	$1,629.1	$1,501.2	$127.9
In-process research and development(1)	130.3	—	130.3	—	—	—
Tradenames	65.7	41.2	24.5	64.0	37.5	26.5
Other	743.1	470.5	272.6	742.5	371.5	371.0

Total identifiable intangible assets	$2,566.1	$2,042.9	$523.2	$2,435.6	$1,910.2	$525.4

(1)	Amounts capitalized as in-process research and development are accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project, MSD will make a separate determination as to the useful life of the assets and begin amortization.
     Aggregate amortization expense was $134.0 million in 2009, $186.1 million in 2008 and $235.8 million in 2007. The estimated aggregate amortization expense for each of the next five years is as follows: 2010, $130.8 million; 2011, $103.0 million; 2012, $84.0 million; 2013, $63.6 million; 2014, $4.0 million.
10. Joint Ventures and Other Equity Method Affiliates
     Equity income from affiliates reflects the performance of MSD’s joint ventures and other equity method affiliates and was comprised of the following:

Years Ended December 31	2009	2008	2007

Merck/Schering-Plough	$1,463.5	$1,536.3	$1,830.8
AstraZeneca LP	674.3	598.4	820.1
Other(1)	365.2	425.9	325.6

	$2,503.0	$2,560.6	$2,976.5

(1)	Primarily reflects results from Merial Limited until disposition on September 17, 2009, Sanofi Pasteur MSD and Johnson & Johnson°Merck Consumer Pharmaceuticals Company.
Merck/Schering-Plough Partnership
     In 2000, MSD and Schering-Plough (collectively the “Partners”) entered into an agreement to create an equally-owned partnership to develop and market in the United States new prescription medicines for cholesterol management. This agreement generally provides for equal sharing of development costs and for co-promotion of approved products by each company. In 2001, the cholesterol-management partnership was expanded to include all the countries of the world, excluding Japan. In 2002, ezetimibe, the first in a new class of cholesterol-lowering agents, was launched in the United States as Zetia (marketed as Ezetrol outside the United States). In 2004, a combination product containing the active ingredients of both Zetia and Zocor, was approved in the United States as Vytorin (marketed as Inegy outside of the United States).
     The cholesterol agreements provide for the sharing of operating income generated by the Merck/Schering-Plough partnership (the “MSP Partnership”) based upon percentages that vary by product, sales level and country. In the U.S. market, the Partners shared profits on Zetia and Vytorin sales equally, with the exception of the first $300 million of annual Zetia sales on which Schering-Plough receives a greater share of profits. Operating income included expenses that the Partners contractually agreed to share, such as a portion of manufacturing costs, specifically identified promotion costs (including direct-to-consumer advertising and direct and identifiable out-of-pocket promotion) and other agreed upon costs for specific services such as on-going clinical research, market support, market research, market expansion, as well as a specialty sales force and physician education programs. Expenses incurred in support of the MSP Partnership but not shared between the Partners, such as marketing and administrative expenses (including certain sales force costs), as well as certain manufacturing costs, are not included in Equity income from affiliates. However, these costs are reflected in the overall results of each company. Certain research and development expenses were generally shared equally by the Partners, after adjusting for earned milestones.
     See Note 12 for information with respect to litigation involving the MSP Partnership and the Partners related to the sale and promotion of Zetia and Vytorin.
     Summarized financial information for the MSP Partnership is as follows:

Years Ended December 31	2009	2008	2007

Sales	$4,128.1	$4,561.1	$5,186.2

Vytorin	2,060.1	2,360.0	2,779.1
Zetia	2,068.0	2,201.1	2,407.1
Materials and production costs	173.0	176.3	216.0
Other expense, net	1,000.7	1,230.1	1,307.2

Income before taxes	$2,954.4	$3,154.7	$3,663.0

MSD’s share of income before taxes(1)	$1,476.0	$1,489.5	$1,832.5

December 31	2009	2008

Total assets (2)	$506.0	$608.0
Total liabilities (2)	432.0	488.0

(1)	MSD’s share of the MSP Partnership’s income before taxes differs from the equity income recognized from the MSP Partnership primarily due to the timing of recognition of certain transactions between MSD and the MSP Partnership during the periods presented, including milestone payments.

(2)	Amounts are comprised almost entirely of current balances.
AstraZeneca LP
     In 1982, MSD entered into an agreement with Astra AB (“Astra”) to develop and market Astra’s products under a royalty-bearing license. In 1993, MSD’s total sales of Astra products reached a level that triggered the first step in the establishment of a joint venture business carried on by Astra Merck Inc. (“AMI”), in which MSD and Astra each owned a 50% share. This joint venture, formed in 1994, developed and marketed most of Astra’s new prescription medicines in the United States including Prilosec, the first of a class of medications known as proton pump inhibitors, which slows the production of acid from the cells of the stomach lining.
     In 1998, MSD and Astra completed the restructuring of the ownership and operations of the joint venture whereby MSD acquired Astra’s interest in AMI, renamed KBI Inc. (“KBI”), and contributed KBI’s operating assets to a new U.S. limited partnership, Astra Pharmaceuticals L.P. (the “Partnership”), in exchange for a 1% limited partner interest. Astra contributed the net assets of its wholly owned subsidiary, Astra USA, Inc., to the Partnership in exchange for a 99% general partner interest. The Partnership, renamed AstraZeneca LP (“AZLP”) upon Astra’s 1999 merger with Zeneca Group Plc (the “AstraZeneca merger”), became the exclusive distributor of the products for which KBI retained rights.
     While maintaining a 1% limited partner interest in AZLP, MSD has consent and protective rights intended to preserve its business and economic interests, including restrictions on the power of the general partner to make certain distributions or dispositions. Furthermore, in limited events of default, additional rights will be granted to MSD, including powers to direct the actions of, or remove and replace, the Partnership’s chief executive officer and chief financial officer. MSD earns ongoing revenue based on sales of current and future KBI products and such revenue was $1.4 billion, $1.6 billion and $1.7 billion in 2009, 2008 and 2007, respectively, primarily relating to sales of Nexium, as well as Prilosec. In addition, MSD earns certain Partnership returns which are recorded in Equity income from affiliates as reflected in the table above. Such returns include a priority return provided for in the Partnership Agreement, variable returns based, in part, upon sales of certain former Astra USA, Inc. products, and a preferential return representing MSD’s share of undistributed AZLP GAAP earnings. The AstraZeneca merger triggered a partial redemption in March 2008 of MSD’s interest in certain AZLP product rights. Upon this redemption, MSD received $4.3 billion from AZLP. This amount was based primarily on a multiple of MSD’s average annual variable returns derived from sales of the former Astra USA, Inc. products for the three years prior to the redemption (the “Limited Partner Share of Agreed Value”). MSD recorded a $1.5 billion pretax gain on the partial redemption in 2008. The partial redemption of MSD’s interest in the product rights did not result in a change in MSD’s 1% limited partnership interest.
     In conjunction with the 1998 restructuring, Astra purchased an option (the “Asset Option”) for a payment of $443.0 million, which was recorded as deferred income, to buy MSD’s interest in the KBI products, excluding the gastrointestinal medicines Nexium and Prilosec (the “Non-PPI Products”). AstraZeneca can exercise the Asset Option in the first half of 2010 at an exercise price of $647 million which represents the net present value as of March 31, 2008 of projected future pretax revenue to be received by MSD from the Non-PPI Products (the “Appraised Value”). On February 26, 2010, AstraZeneca notified MSD that it was exercising the Asset Option. MSD also had the right to require Astra to purchase such interest in 2008 at the Appraised Value. In February 2008, MSD advised AstraZeneca that it would not exercise the Asset Option, thus the $443.0 million remains deferred but will be recognized when the Asset Option is consummated. In addition, in 1998 MSD granted Astra an option (the “Shares Option”) to buy MSD’s common stock interest in KBI, and, therefore, MSD’s interest in Nexium and Prilosec, exercisable two years after Astra’s exercise of the Asset Option. Astra can also exercise the Shares Option in 2017 or if combined annual sales of the two products fall below a minimum amount provided, in each case, only so long as AstraZeneca’s Asset Option has been exercised in 2010. The exercise price for the Shares Option is based on the net present value of estimated future net sales of Nexium and Prilosec as determined at the time of exercise, subject to certain true-up mechanisms.
     The AstraZeneca merger constituted a Trigger Event under the KBI restructuring agreements. As a result of the merger, in exchange for MSD’s relinquishment of rights to future Astra products with no existing or pending U.S. patents at the time of the merger, Astra paid $967.4 million (the “Advance Payment”). The Advance Payment was deferred as it remained subject to a true-up calculation (the “True-Up Amount”) that was directly dependent on the fair market value in March 2008 of the Astra product rights retained by MSD. The calculated True-Up Amount of $243.7 million was returned to AZLP in March 2008 and MSD recognized a pretax gain of $723.7 million related to the residual Advance Payment balance.
     Under the provisions of the KBI restructuring agreements, because a Trigger Event has occurred, the sum of the Limited Partner Share of Agreed Value, the Appraised Value and the True-Up Amount was guaranteed to be a minimum of $4.7 billion. Distribution of the Limited Partner Share of Agreed Value less payment of the True-Up Amount resulted in cash receipts to MSD of $4.0 billion and an aggregate pretax gain of $2.2 billion which is included in Other (income) expense, net in 2008. AstraZeneca’s purchase of MSD’s interest in the Non-PPI Products is contingent upon the exercise of the Asset Option by AstraZeneca in 2010 and, therefore, payment of the Appraised Value may or may not occur. Also, in March 2008, the $1.38 billion outstanding loan from Astra plus interest through the redemption date was settled. As a result of these transactions, MSD received net proceeds from AZLP of $2.6 billion.
     Summarized financial information for AZLP is as follows:

Years Ended December 31	2009	2008	2007

Sales	$5,743.6	$5,450.4	$6,345.4
Materials and production costs	3,136.6	2,682.4	3,364.0
Other expense, net	1,194.2	1,408.1	1,090.1
Income before taxes	1,412.8	1,359.9	1,891.3

December 31	2009	2008

Current assets	$2,956.2	$2,023.9
Noncurrent assets	294.5	359.0
Total liabilities (all current)	3,489.3	3,054.4

Merial Limited
     In 1997, MSD and Rhône-Poulenc S.A. (now sanofi-aventis) combined their animal health businesses to form Merial Limited (“Merial”), a fully integrated animal health company, which was a stand-alone joint venture, 50% owned by each party. Merial provides a comprehensive range of pharmaceuticals and vaccines to enhance the health, well-being and performance of a wide range of animal species.
     On September 17, 2009, MSD sold its 50% interest in Merial to sanofi-aventis for $4 billion in cash. The sale resulted in the recognition of a $3.2 billion gain in 2009 reflected in Other income (expense), net.
     Also, in connection with the sale of Merial, MSD, sanofi-aventis and Schering-Plough signed a call option agreement. Under the terms of the call option agreement, following the closing of the Merger, sanofi-aventis had an option to require MSD’s Parent Company to combine its Intervet/Schering-Plough Animal Health business with Merial to form an animal health joint venture that would be owned equally by MSD’s Parent Company and sanofi-aventis. On March 9, 2010, MSD’s Parent Company and sanofi-aventis announced that sanofi-aventis had exercised the option. As part of the call option agreement, the value of Merial has been fixed at $8 billion. The minimum total value received by MSD’s Parent Company for contributing Intervet/Schering-Plough to the combined entity would be $9.25 billion (subject to customary transaction adjustments), consisting of a floor valuation of Intervet/Schering-Plough which is fixed at a minimum of $8.5 billion (subject to potential upward revision based on a valuation exercise by the two parties) and an additional payment by sanofi-aventis of

$750 million. Based on the valuation exercise of Intervet/Schering-Plough and the customary transaction adjustments, if Merial and Intervet/Schering-Plough are combined, a payment may be required to be paid by either party to make the joint venture equally owned by MSD’s Parent Company and sanofi-aventis. This payment would true-up the value of the contributions so that they are equal. Any formation of a new animal health joint venture with sanofi-aventis is subject to customary closing conditions including antitrust review in the United States and Europe. Prior to the closing of the Merger, the agreements provided MSD with certain rights to terminate the call option for a fee of $400 million. The recognition of the termination fee was deferred until the fourth quarter of 2009 when the conditions that could have triggered its payment lapsed. The amount is reflected in Other (income) expense, net.
     Merial sales were $1.8 billion for the period from January 1, 2009 until the September 17, 2009 divestiture date, $2.6 billion for 2008 and $2.4 billion for 2007.
Sanofi Pasteur MSD
     In 1994, MSD and Pasteur Mérieux Connaught (now Sanofi Pasteur S.A.) established an equally-owned joint venture to market vaccines in Europe and to collaborate in the development of combination vaccines for distribution in Europe. Joint venture vaccine sales were $1.6 billion for 2009, $1.9 billion for 2008 and $1.4 billion for 2007.
Johnson & Johnson°Merck Consumer Pharmaceuticals Company
     In 1989, MSD formed a joint venture with Johnson & Johnson to develop and market a broad range of nonprescription medicines for U.S. consumers. This 50% owned venture was subsequently expanded into Canada. Significant joint venture products are Pepcid AC, an over-the-counter form of the ulcer medication Pepcid, as well as Pepcid Complete, an over-the-counter product which combines the ulcer medication with antacids. Sales of products marketed by the joint venture were $203.2 million for 2009, $212.1 million for 2008 and $219.7 million for 2007.
     Investments in affiliates accounted for using the equity method, including the above joint ventures, totaled $1.1 billion at December 31, 2009 and $1.4 billion at December 31, 2008. These amounts are reported in Other assets. Amounts due from the above joint ventures included in Deferred income taxes and other current assets were $552.4 million at December 31, 2009 and $623.4 million at December 31, 2008.
     Summarized information for those affiliates (excluding the MSP Partnership and AZLP disclosed separately above) is as follows:

Years Ended December 31	2009(1)	2008	2007

Sales	$3,767.0	$4,860.4	$4,218.6
Materials and production costs	1,225.3	1,553.6	1,346.9
Other expense, net	1,564.1	2,297.9	1,995.2
Income before taxes	977.6	1,008.9	876.5

December 31	2009	2008

Current assets	$757.2	$1,935.8
Noncurrent assets	270.7	1,174.4
Current liabilities	601.3	1,152.6
Noncurrent liabilities	84.3	266.5

(1)	Includes information for Merial until divestiture on September 17, 2009.
11. Loans Payable, Long-Term Debt and Other Commitments
     Loans payable at December 31, 2009 included $298.2 million of long-dated notes that are subject to repayment at the option of the holders on an annual basis, $106.0 million of long-dated notes that are subject to repayment at the option of the holders beginning in 2010 that were reclassified from long-term debt during 2009, and short-term foreign borrowing of $46.3 million. Loans payable at December 31, 2008 included $1.9 billion of commercial paper borrowings, $322.2 million of long-dated notes that are subject to repayment at the option of the holders on an annual basis and $68 million of short-term foreign borrowings.

     Long-term debt at December 31 consisted of:

	2009	2008

1.875% notes due 2011	$1,249.8	$—
5.00% notes due 2019	1,242.5	—
4.75% notes due 2015	1,065.5	1,078.3
4.00% notes due 2015	1,004.4	—
5.85% notes due 2039	748.5	—
4.375% notes due 2013	522.7	530.0
6.4% debentures due 2028	499.4	499.3
5.75% notes due 2036	497.8	497.8
5.95% debentures due 2028	497.4	497.2
5.125% notes due 2011	268.5	273.7
6.3% debentures due 2026	248.2	248.0
Other	223.1	319.0

	$8,067.8	$3,943.3

     MSD was a party to interest rate swap contracts which effectively convert the 5.125% fixed-rate notes and $750 million of the 4.00% fixed-rate notes to floating-rate instruments (see Note 7).
     Other (as presented in the table above) at December 31, 2009 and 2008 consisted primarily of $186.7 million and $292.7 million of borrowings at variable rates averaging 0.0% and 1.1%, respectively. Of these borrowings, $158.7 million is subject to repayment at the option of the holders beginning in 2011. In both years, Other also included foreign borrowings at varying rates up to 8.5%.
     On June 25, 2009, MSD closed an underwritten public offering of $4.25 billion senior unsecured notes consisting of $1.25 billion aggregate principal amount of 1.875% notes due 2011, $1.0 billion aggregate principal amount of 4.00% notes due 2015, $1.25 billion aggregate principal amount of 5.00% notes due 2019 and $750 million aggregate principal amount of 5.85% notes due 2039. Interest on the notes is payable semi-annually. The notes of each series are redeemable in whole or in part at any time, at MSD’s option at the redemption prices specified in each notes associated prospectus. Proceeds from the notes were used to fund a portion of the cash consideration of the Merger.
     Also, in connection with the Merger, effective as of November 3, 2009, MSD’s Parent Company executed a full and unconditional guarantee of the existing debt of MSD and MSD executed a full and unconditional guarantee of the existing debt of MSD’s Parent Company (excluding commercial paper), including for payments of principal and interest.
     The aggregate maturities of long-term debt for each of the next five years are as follows: 2010, $6.3 million; 2011, $1.5 billion; 2012, $4.2 million; 2013, $529.9 million; 2014, $15.8 million.
     Also, in connection with the Merger, on March 8, 2009, MSD entered into a financing commitment letter with JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. (collectively “JPMorgan”), under which JPMorgan committed to provide $7 billion of financing. On May 6, 2009, MSD entered into a $3 billion 364-day senior unsecured interim term loan facility (the “bridge loan facility”); a $3 billion 364-day asset sale revolving credit facility (the “asset sale facility”); and a $1 billion 364-day corporate revolving credit facility (the “incremental facility”). In connection with the above $4.25 billion offering, the bridge loan facility was terminated and the commitment of the lenders under the 364-day asset sale facility was reduced. Upon completion of the sale of Merial to sanofi-aventis (see Note 10), the asset sale facility was terminated. The incremental facility is available to backstop commercial paper and for general corporate purposes. This facility has not been drawn on and will expire in November 2010. MSD has incurred commitment fees of approximately $150 million associated with these facilities which are being amortized over the commitment period.
     In April 2009, MSD amended its $1.5 billion, 5-year revolving credit facility maturing in April 2013 to allow the facility to remain in place after the Merger. The facility provides backup liquidity for MSD’s commercial paper borrowing facility and is to be used for general corporate purposes. MSD has not drawn funding from the facility.
     Rental expense under operating leases, net of sublease income, was $193.3 million in 2009, $222.4 million in 2008 and $197.5 million in 2007. The minimum aggregate rental commitments under noncancellable leases are as follows: 2010, $99.2 million; 2011, $92.5 million; 2012, $70.9 million; 2013, $47.9 million and thereafter, $68.6 million. MSD has no significant capital leases.

12. Contingencies and Environmental Liabilities
     MSD is involved in various claims and legal proceedings of a nature considered normal to its business, including product liability, intellectual property and commercial litigation, as well as additional matters such as antitrust actions. MSD records accruals for contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. For product liability claims, a portion of the overall accrual is actuarially determined and considers such factors as past experience, number of claims reported and estimates of claims incurred but not yet reported. Individually significant contingent losses are accrued when probable and reasonably estimable. Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable.
     MSD’s decision to obtain insurance coverage is dependent on market conditions, including cost and availability, existing at the time such decisions are made. As a result of a number of factors, product liability insurance has become less available while the cost has increased significantly. MSD has evaluated its risks and has determined that the cost of obtaining product liability insurance outweighs the likely benefits of the coverage that is available and as such, has no insurance for certain product liabilities effective August 1, 2004, including liability for MSD products first sold after that date. MSD will continue to evaluate its insurance needs and the costs, availability and benefits of product liability insurance in the future.
Vioxx Litigation
Product Liability Lawsuits
     As previously disclosed, individual and putative class actions have been filed against MSD in state and federal courts alleging personal injury and/or economic loss with respect to the purchase or use of Vioxx. All such actions filed in federal court are coordinated in a multidistrict litigation in the U.S. District Court for the Eastern District of Louisiana (the “MDL”) before District Judge Eldon E. Fallon. A number of such actions filed in state court are coordinated in separate coordinated proceedings in state courts in New Jersey, California and Texas, and the counties of Philadelphia, Pennsylvania and Washoe and Clark Counties, Nevada. As of December 31, 2009, MSD had been served or was aware that it had been named as a defendant in approximately 9,100 pending lawsuits, which include approximately 19,400 plaintiff groups, alleging personal injuries resulting from the use of Vioxx, and in approximately 44 putative class actions alleging personal injuries and/or economic loss. (All of the actions discussed in this paragraph and in “Other Lawsuits” below are collectively referred to as the “Vioxx Product Liability Lawsuits.”) Of these lawsuits, approximately 7,350 lawsuits representing approximately 15,525 plaintiff groups are or are slated to be in the federal MDL and approximately 10 lawsuits representing approximately 10 plaintiff groups are included in a coordinated proceeding in New Jersey Superior Court before Judge Carol E. Higbee.
     Of the plaintiff groups described above, most are currently in the Vioxx Settlement Program, described below. As of December 31, 2009, 80 plaintiff groups who were otherwise eligible for the Settlement Program have not participated and their claims remain pending against MSD. In addition, the claims of approximately 275 plaintiff groups who are not eligible for the Settlement Program remain pending against MSD. A number of these 275 plaintiff groups are subject to various motions to dismiss for failure to comply with court-ordered deadlines. Since December 31, 2009, certain of these plaintiff groups have since been dismissed. In addition, the claims of over 35,600 plaintiffs had been dismissed as of December 31, 2009, the vast majority of which were dismissed as a result of the settlement process discussed below.
     On November 9, 2007, MSD announced that it had entered into an agreement (the “Settlement Agreement”) with the law firms that comprise the executive committee of the Plaintiffs’ Steering Committee (“PSC”) of the federal Vioxx MDL, as well as representatives of plaintiffs’ counsel in the Texas, New Jersey and California state coordinated proceedings, to resolve state and federal myocardial infarction (“MI”) and ischemic stroke (“IS”) claims filed as of that date in the United States. The Settlement Agreement applies only to U.S. legal residents and those who allege that their MI or IS occurred in the United States. The Settlement Agreement provided for MSD to pay a fixed aggregate amount of $4.85 billion into two funds ($4.0 billion for MI claims and $850 million for IS claims).
     Interim and final payments have been made to certain qualifying claimants. It is expected that the remainder of the full $4.85 billion will be distributed in the first half of 2010. MSD has completed making payments into the settlement funds.
     There are two U.S. Vioxx Product Liability Lawsuits currently scheduled for trial in 2010. MSD has previously disclosed the outcomes of several Vioxx Product Liability Lawsuits that were tried prior to 2010.
     Of the cases that went to trial, the McDarby matter was resolved in the fourth quarter of 2009, leaving only two unresolved post-trial appeals: Ernst v. Merck and Garza v. Merck.

     As previously reported, in September 2006, MSD filed a notice of appeal of the August 2005 jury verdict in favor of the plaintiff in the Texas state court case, Ernst v. Merck. On May 29, 2008, the Texas Court of Appeals reversed the trial court’s judgment and issued a judgment in favor of MSD. The Court of Appeals found the evidence to be legally insufficient on the issue of causation. Plaintiff filed a motion for rehearing en banc in the Court of Appeals. On June 4, 2009, in response to plaintiff’s motion for rehearing, the Court of Appeals issued a new opinion reversing the jury’s verdict and rendered judgment for MSD. On September 8, 2009, plaintiff filed a second motion for rehearing en banc, which the Court of Appeals denied on November 19, 2009. On December 7, 2009, plaintiff filed another motion for rehearing, which the Court of Appeals again denied. Plaintiff filed a petition for review with the Supreme Court of Texas on February 3, 2010.
     As previously reported, in April 2006, in Garza v. Merck, a jury in state court in Rio Grande City, Texas returned a verdict in favor of the family of decedent Leonel Garza. The jury awarded a total of $7 million in compensatory damages to Mr. Garza’s widow and three sons. The jury also purported to award $25 million in punitive damages even though under Texas law, in this case, potential punitive damages were capped at $750,000. In May 2008, the San Antonio Court of Appeals reversed the judgment and rendered a judgment in favor of MSD. In December 2008, the Court of Appeals, on rehearing, vacated its prior ruling and issued a replacement. In the new ruling, the court ordered a take-nothing judgment for MSD on the design defect claim, but reversed and remanded for a new trial as to the strict liability claim because of juror misconduct. In January 2009, MSD filed a petition for review with the Texas Supreme Court. The Texas Supreme Court granted MSD’s petition for review and oral argument was held on January 20, 2010.
Other Lawsuits
     Approximately 190 claims by individual private third-party payors were filed in the New Jersey court and in federal court in the MDL. On September 15, 2009, MSD announced it had finalized a settlement agreement, which it had previously disclosed, to resolve all pending lawsuits in which U.S.-based private third-party payors (“TPPs”) sought reimbursement for covering Vioxx purchased by their plan members. Certain other claimants participated in the resolution as well. The agreement provided that MSD did not admit wrongdoing or fault. Under the settlement agreement, MSD paid a fixed total of $80 million. This amount includes a settlement fund that will be divided among the TPPs (insurers, employee benefit plans and union welfare funds) participating in the resolution in accordance with a formula that is based on product volume and a provision for potential payment of attorneys’ fees. In return, the settling TPPs will dismiss their lawsuits and release their claims against MSD. Stipulated dismissals of the settled TTP actions were filed in New Jersey and the MDL in December 2009. MSD recorded a charge of $80 million in the second quarter of 2009 related to the settlement and paid the $80 million in the fourth quarter of 2009. Since the settlement, one additional TPP case has been filed which is pending in the MDL proceeding.
     Separately, there are also still pending in various U.S. courts putative class actions purportedly brought on behalf of individual purchasers or users of Vioxx and seeking reimbursement of alleged economic loss. In the MDL proceeding, 33 such class actions remain. In 2005, MSD moved to dismiss a master complaint that includes these cases, but the MDL court has not yet ruled on that motion.
     On March 17, 2009, the New Jersey Superior Court denied plaintiffs’ motion for class certification in Martin-Kleinman v. Merck, a putative consumer class action. Plaintiffs moved for leave to appeal the decision to the New Jersey Supreme Court on November 6, 2009. On January 12, 2010, the New Jersey Supreme Court denied plaintiff’s request for appellate review of the denial of class certification.
     On June 12, 2008, a Missouri state court certified a class of Missouri plaintiffs seeking reimbursement for out-of-pocket costs relating to Vioxx. The plaintiffs do not allege any personal injuries from taking Vioxx. The Missouri Court of Appeals affirmed the trial court’s certification of a class on May 12, 2009, and the Missouri Supreme Court denied MSD’s application for review of that decision on September 1, 2009. Trial has been set for April 11, 2011. In addition, in Indiana, plaintiffs have filed a motion to certify a class of Indiana Vioxx purchasers in a case pending before the Circuit Court of Marion County, Indiana; discovery in that case is ongoing. Briefing is complete on plaintiffs’ motion to certify a class of Kentucky Vioxx purchasers before the Circuit Court of Pike County, Kentucky. A hearing on this matter was held on February 26, 2010. A judge in Cook County, Illinois has consolidated three putative class actions brought by Vioxx purchasers. The plaintiffs in those actions recently voluntarily dismissed their lawsuits.
     Plaintiffs also filed a class action in California state court seeking certification of a class of California third-party payors and end-users. The trial court denied the motion for class certification on April 30, 2009, and the Court of Appeal affirmed that ruling on December 15, 2009. On January 25, 2010, plaintiffs filed a petition for review with the California Supreme Court.

     MSD has also been named as a defendant in twenty-one separate lawsuits brought by government entities, including the Attorneys General of thirteen states, five counties, the City of New York, and private citizens (who have brought qui tam and taxpayer derivative suits). These actions allege that MSD misrepresented the safety of Vioxx and seek: (i) recovery of the cost of Vioxx purchased or reimbursed by the government entity and its agencies; (ii) reimbursement of all sums paid by the government entity and its agencies for medical services for the treatment of persons injured by Vioxx; (iii) damages under various common law theories; and/or (iv) remedies under various state statutory theories, including state consumer fraud and/or fair business practices or Medicaid fraud statutes, including civil penalties. Nine of the thirteen cases are pending in the MDL proceeding, two are subject to conditional orders transferring them to the MDL proceeding, and two were remanded to state court. One of the lawsuits brought by the counties is a class action filed by Santa Clara County, California on behalf of all similarly situated California counties.
     MSD’s motion for summary judgment was granted in November 2009 in a case brought by the Attorney General of Texas that was scheduled to go to trial in early 2010. The Texas Attorney General did not appeal. In the Michigan Attorney General case, MSD is currently seeking appellate review of the trial court’s order denying MSD’s motion to dismiss. The trial court has entered a stay of proceedings (including discovery) pending the result of that appeal. Finally, the Attorney General actions in the MDL described in the previous paragraph are in the discovery phase. The Louisiana Attorney General case is currently scheduled for trial in the MDL court on April 12, 2010.
Shareholder Lawsuits
     As previously disclosed, in addition to the Vioxx Product Liability Lawsuits, MSD and various current and former officers and directors are defendants in various putative class actions and individual lawsuits under the federal securities laws and state securities laws (the “Vioxx Securities Lawsuits”). All of the Vioxx Securities Lawsuits pending in federal court have been transferred by the Judicial Panel on Multidistrict Litigation (the “JPML”) to the U.S. District Court for the District of New Jersey before District Judge Stanley R. Chesler for inclusion in a nationwide MDL (the “Shareholder MDL”). Judge Chesler has consolidated the Vioxx Securities Lawsuits for all purposes. The putative class action, which requested damages on behalf of purchasers of MSD stock between May 21, 1999 and October 29, 2004, alleged that the defendants made false and misleading statements regarding Vioxx in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and sought unspecified compensatory damages and the costs of suit, including attorneys’ fees. The complaint also asserted claims under Section 20A of the Securities and Exchange Act against certain defendants relating to their sales of MSD stock and under Sections 11, 12 and 15 of the Securities Act of 1933 against certain defendants based on statements in a registration statement and certain prospectuses filed in connection with the MSD Stock Investment Plan, a dividend reinvestment plan. On April 12, 2007, Judge Chesler granted defendants’ motion to dismiss the complaint with prejudice. Plaintiffs appealed Judge Chesler’s decision to the U.S. Court of Appeals for the Third Circuit. On September 9, 2008, the Third Circuit issued an opinion reversing Judge Chesler’s order and remanding the case to the District Court. MSD filed a petition for a writ of certiorari with the United States Supreme Court on January 15, 2009, which the Supreme Court granted on May 26, 2009. Oral argument was held on November 30, 2009 and a decision is expected in the first half of 2010. While the petition for certiorari was pending, plaintiffs filed their Consolidated and Fifth Amended Class Action Complaint in the District Court. MSD filed a motion to dismiss that complaint on May 1, 2009, following which the District Court proceedings were stayed pending the outcome of the Supreme Court appeal. The motion to dismiss in the District Court has been withdrawn without prejudice to MSD’s right to re-file such a motion pending the outcome of the Supreme Court appeal.
     In October 2005, a Dutch pension fund filed a complaint in the District of New Jersey alleging violations of federal securities laws as well as violations of state law against MSD and certain officers. Pursuant to the Case Management Order governing the Shareholder MDL, the case, which is based on the same allegations as the Vioxx Securities Lawsuits, was consolidated with the Vioxx Securities Lawsuits. Defendants’ motion to dismiss the pension fund’s complaint was filed on August 3, 2007. In September 2007, the Dutch pension fund filed an amended complaint rather than responding to defendants’ motion to dismiss. In addition, in 2007, six new complaints were filed in the District of New Jersey on behalf of various foreign institutional investors also alleging violations of federal securities laws as well as violations of state law against MSD and certain officers. By stipulation, defendants are not required to respond to these complaints until the resolution of any motion to dismiss in the consolidated securities action.
     In addition, as previously disclosed, various putative class actions filed in federal court under the Employee Retirement Income Security Act (“ERISA”) against MSD and certain current and former officers and directors (the “Vioxx ERISA Lawsuits” and, together with the Vioxx Securities Lawsuits and the Vioxx Derivative Lawsuits described below, the “Vioxx Shareholder Lawsuits”) have been transferred to the Shareholder MDL and consolidated for all purposes. The consolidated complaint asserts claims for breach of fiduciary duty on behalf of certain of MSD’s current and former employees who are participants in certain of MSD’s retirement plans. The complaint makes similar allegations with respect to Vioxx to the allegations contained in the Vioxx Securities Lawsuits. On July 11, 2006, Judge Chesler granted in part and denied in part defendants’ motion to dismiss the ERISA complaint. On October 19, 2007, plaintiffs moved for certification of a class of individuals who were participants in and beneficiaries of MSD’s retirement savings plans at any time between October 1, 1998 and September 30, 2004 and whose plan accounts included investments in the MSD Common Stock Fund and/or MSD common stock. On February 9, 2009, the court denied the motion for certification of a class as to one count and granted the motion as to the remaining counts. The court also excluded from the class definition those individuals who (i) were not injured in connection with their investments in MSD stock and (ii) executed post-separation settlement agreements that released their claims under ERISA. On March 23, 2009, Judge Chesler denied defendants’ motion for judgment on the pleadings. On May 11, 2009, Judge Chesler entered an order denying plaintiffs’ motion for partial summary judgment against certain individual defendants, which had been filed on December 24, 2008.
     As previously disclosed, on October 29, 2004, two individual shareholders made a demand on MSD’s Board to take legal action against Mr. Raymond Gilmartin, former Chairman, President and Chief Executive Officer, and other individuals for allegedly causing damage to MSD with respect to the allegedly improper marketing of Vioxx. In December 2004, the Special Committee of the Board of Directors retained the Honorable John S. Martin, Jr. of Debevoise & Plimpton LLP to conduct an independent investigation of, among other things, the allegations set forth in the demand. Judge Martin’s report was made public in September 2006. Based on the Special Committee’s recommendation made after careful consideration of the Martin report and the impact that derivative litigation would have on MSD, the Board rejected the demand. On October 11, 2007, two shareholders filed a shareholder derivative lawsuit purportedly on MSD’s behalf in state court in Atlantic County, New Jersey against current and former officers and directors of MSD. Plaintiffs alleged that the Board’s rejection of their demand was unreasonable and improper, and that the defendants breached various duties to MSD in allowing Vioxx to be marketed. The parties reached a proposed settlement and, on February 8, 2010, the court issued an order preliminarily approving the settlement and requiring that notice of the proposed settlement be made to MSD’s Parent Company’s shareholders. On February 9, 2010, MSD’s Parent Company notified shareholders of the proposed settlement and its terms. On March 22, 2010, the court approved the settlement. Under the settlement, certain corporate governance changes will be made and policies and procedures previously established will be supplemented. In addition, MSD will pay an award of fees and expenses to plaintiffs’ attorneys in an amount to be determined by the court, not to exceed $12.15 million. In addition, MSD, the plaintiffs and the individual defendants will exchange full, mutual releases of all claims that were, or could have been, asserted in the derivative actions. The settlement does not constitute an admission of liability or wrongful conduct by MSD or by any of the defendants named in the actions. This settlement also resolves the federal consolidated shareholder derivative action described below.
     As previously disclosed, various shareholder derivative actions filed in federal court were transferred to the Shareholder MDL and consolidated for all purposes by Judge Chesler (the “Vioxx Derivative Lawsuits”). On May 5, 2006, Judge Chesler granted defendants’ motion to dismiss on the grounds that plaintiffs had failed to demonstrate that demand should be excused and denied plaintiffs’ request for leave to amend their complaint. Plaintiffs appealed, arguing that Judge Chesler erred in denying plaintiffs’ leave to amend their complaint with documents acquired by stipulation of the parties. On July 18, 2007, the United States Court of Appeals for the Third Circuit reversed the District Court’s decision on the grounds that Judge Chesler should have allowed plaintiffs to seek leave to amend their complaint using the documents acquired by stipulation, and remanded the case for the District Court’s consideration of whether, even with the additional materials, plaintiffs’ proposed amendment would be futile. Plaintiffs filed their brief in support of their request for leave to amend their complaint, along with their proposed amended complaint, on November 9, 2007. The Court denied the motion on June 17, 2008, and again dismissed the case. One of the plaintiffs appealed Judge Chesler’s decision to the United States Court of Appeals for the Third Circuit. Oral argument on the appeal was held on July 15, 2009. On November 10, 2009, before any decision was issued, the appeal was stayed pending approval of the settlement reached in the derivative action pending in the New Jersey Superior Court discussed above.
International Lawsuits
     As previously disclosed, in addition to the lawsuits discussed above, MSD has been named as a defendant in litigation relating to Vioxx in various countries (collectively, the “Vioxx Foreign Lawsuits”) in Europe, as well as Canada, Brazil, Argentina, Australia, Turkey, Israel, The Philippines and Singapore.
     In November 2006, the Superior Court in Quebec authorized the institution of a class action on behalf of all individuals who, in Quebec, consumed Vioxx and suffered damages arising out of its ingestion. On May 7, 2009, the plaintiffs served an introductory motion for a class action based upon that authorization, and the case remains in preliminary stages of litigation. On May 30, 2008, the provincial court of Queen’s Bench in Saskatchewan, Canada entered an order certifying a class of Vioxx users in Canada, except those in Quebec. MSD appealed the certification order and, on March 30, 2009, the Court of Appeal granted MSD’s appeal and quashed the certification order. On October 22, 2009, the Supreme Court of Canada dismissed plaintiffs’ appeal application and decided not to review the judgment of the Saskatchewan Court of Appeal. On

July 28, 2008, the Superior Court in Ontario denied MSD’s motion to stay class proceedings in Ontario and decided to certify an overlapping class of Vioxx users in Canada, except those in Quebec and Saskatchewan, who allege negligence and an entitlement to elect to waive the tort. On February 13, 2009, the Ontario Divisional Court dismissed the appeal from the order denying the stay and, on May 15, 2009, the Ontario Court of Appeal denied leave to appeal. On October 22, 2009, the Supreme Court of Canada dismissed MSD’s application and decided not to review the judgment of the Ontario Court of Appeal. After the Court of Appeal for Saskatchewan quashed the multi-jurisdictional certification order entered in that province, MSD applied to the Ontario Court of Appeal for leave to appeal from the Ontario certification order. Leave to appeal was granted, the appeal was filed on May 20, 2009 and, in accordance with the court’s decision, MSD sought leave to appeal to the Divisional Court, which was denied on December 7, 2009. These procedural decisions in the Canadian litigation do not address the merits of the plaintiffs’ claims and litigation in Canada remains in an early stage.
     A trial in a representative action in Australia concluded on June 25, 2009, in the Federal Court of Australia. The named plaintiff, who alleged he suffered an MI, seeks to represent others in Australia who ingested Vioxx and suffered an MI, thrombotic stroke, unstable angina, transient ischemic attack or peripheral vascular disease. On March 30, 2009, the trial judge entered an order directing that, in advance of all other issues in the proceeding, the issues to be determined during the trial are those issues of fact and law in the named plaintiff’s individual case, and those issues of fact and law that the trial judge finds, after hearing the evidence, are common to the claims of the group members that the named plaintiff has alleged that he represents. On March 5, 2010, the trial judge delivered his judgment. The Court decided to dismiss all claims against MSD, specifically finding that MSD had done everything that might reasonably be expected of it in the discharge of its duty of care. With regard to MSD’s Australian subsidiary, Merck Sharp & Dohme (Australia) Pty. Ltd., the Court decided to dismiss certain claims but to award the named plaintiff, who the Court found suffered an MI after ingesting Vioxx for approximately 33 months, compensation based on statutory claims that Vioxx was not fit for purpose or of merchantable quality, even though the Court rejected the applicant’s claim that MSD knew or ought to have known prior to the voluntary withdrawal of Vioxx in September 2004 that Vioxx materially increased the risk of MI. On May 7, 2010, the Court will conduct a hearing to determine the orders to be entered giving effect to the judgment, in which the court will determine which of its findings of fact and law are common to the claims of other group members and will consider any other motions that might be brought. MSD’s subsidiary intends to appeal the adverse findings after the orders have been entered.
Insurance
     As previously disclosed, MSD has Directors and Officers insurance coverage applicable to the Vioxx Securities Lawsuits and Vioxx Derivative Lawsuits with stated upper limits of approximately $190 million. MSD has Fiduciary and other insurance for the Vioxx ERISA Lawsuits with stated upper limits of approximately $275 million. As a result of the previously disclosed arbitration, additional insurance coverage for these claims should also be available, if needed, under upper-level excess policies that provide coverage for a variety of risks. There are disputes with the insurers about the availability of some or all of MSD’s insurance coverage for these claims and there are likely to be additional disputes. The amounts actually recovered under the policies discussed in this paragraph may be less than the stated upper limits.
Investigations
     As previously disclosed, MSD has received subpoenas from the DOJ requesting information related to MSD’s research, marketing and selling activities with respect to Vioxx in a federal health care investigation under criminal statutes. This investigation includes subpoenas for witnesses to appear before a grand jury. As previously disclosed, in March 2009, MSD received a letter from the U.S. Attorney’s Office for the District of Massachusetts identifying it as a target of the grand jury investigation regarding Vioxx. Further, as previously disclosed, investigations are being conducted by local authorities in certain cities in Europe in order to determine whether any criminal charges should be brought concerning Vioxx. MSD is cooperating with these governmental entities in their respective investigations (the “Vioxx Investigations”). MSD cannot predict the outcome of these inquiries; however, they could result in potential civil and/or criminal remedies.
     In addition, MSD received a subpoena in September 2006 from the State of California Attorney General seeking documents and information related to the placement of Vioxx on California’s Medi-Cal formulary. MSD is cooperating with the Attorney General in responding to the subpoena.
Reserves
     As discussed above, on November 9, 2007, MSD entered into the Settlement Agreement with the law firms that comprise the executive committee of the PSC of the federal Vioxx MDL as well as representatives of plaintiffs’ counsel in the Texas, New Jersey and California state coordinated proceedings to resolve state and federal MI and IS claims filed as of that date in the United States. In 2007, as a result of entering into the Settlement Agreement, MSD recorded a pretax charge of $4.85 billion which represents the fixed aggregate amount to be paid to plaintiffs qualifying for payment under the Settlement Program.

     There are two U.S. Vioxx Product Liability Lawsuit trials scheduled for trial in 2010. MSD cannot predict the timing of any other trials related to the Vioxx Litigation. MSD believes that it has meritorious defenses to the Vioxx Product Liability Lawsuits, Vioxx Shareholder Lawsuits and Vioxx Foreign Lawsuits (collectively the “Vioxx Lawsuits”) and will vigorously defend against them. In view of the inherent difficulty of predicting the outcome of litigation, particularly where there are many claimants and the claimants seek indeterminate damages, MSD is unable to predict the outcome of these matters, and at this time cannot reasonably estimate the possible loss or range of loss with respect to the Vioxx Lawsuits not included in the Settlement Program. MSD has not established any reserves for any potential liability relating to the Vioxx Lawsuits not included in the Settlement Program, other than a reserve established in connection with the resolution of the shareholder derivative lawsuits discussed above, or the Vioxx Investigations. Unfavorable outcomes in the Vioxx Litigation could have a material adverse effect on MSD’s financial position, liquidity and results of operations.
     Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. As of December 31, 2008, MSD had an aggregate reserve of approximately $4.379 billion (the “Vioxx Reserve”) for the Settlement Program and future legal defense costs related to the Vioxx Litigation.
     During 2009, MSD spent approximately $244 million in the aggregate in legal defense costs worldwide, including approximately $54 million in the fourth quarter of 2009, related to (i) the Vioxx Product Liability Lawsuits, (ii) the Vioxx Shareholder Lawsuits, (iii) the Vioxx Foreign Lawsuits, and (iv) the Vioxx Investigations (collectively, the “Vioxx Litigation”). In addition, during 2009, MSD paid an additional $4.1 billion into the settlement funds in connection with the Settlement Program. Also, during 2009, $75 million of charges were recorded, including $35 million in the fourth quarter, solely for future legal defense costs for the Vioxx Litigation. Consequently, as of December 31, 2009, the aggregate amount of the Vioxx Reserve was approximately $110 million, which is solely for future legal defense costs for the Vioxx Litigation. Some of the significant factors considered in the review of the Vioxx Reserve were as follows: the actual costs incurred by MSD; the development of MSD’s legal defense strategy and structure in light of the scope of the Vioxx Litigation, including the Settlement Agreement and the expectation that certain lawsuits will continue to be pending; the number of cases being brought against MSD; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the Vioxx Litigation. The amount of the Vioxx Reserve as of December 31, 2009 represents MSD’s best estimate of the minimum amount of defense costs to be incurred in connection with the remaining aspects of the Vioxx Litigation; however, events such as additional trials in the Vioxx Litigation and other events that could arise in the course of the Vioxx Litigation could affect the ultimate amount of defense costs to be incurred by MSD.
     MSD will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the Vioxx Reserve at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.
Other Product Liability Litigation
Fosamax
     As previously disclosed, MSD is a defendant in product liability lawsuits in the United States involving Fosamax (the “Fosamax Litigation”). As of December 31, 2009, approximately 978 cases, which include approximately 1,356 plaintiff groups, had been filed and were pending against MSD in either federal or state court, including one case which seeks class action certification, as well as damages and/or medical monitoring. In these actions, plaintiffs allege, among other things, that they have suffered osteonecrosis of the jaw, generally subsequent to invasive dental procedures, such as tooth extraction or dental implants and/or delayed healing, in association with the use of Fosamax. In addition, plaintiffs in approximately five percent of these actions allege that they sustained stress and/or low energy femoral fractures in association with the use of Fosamax. On August 16, 2006, the JPML ordered that the Fosamax product liability cases pending in federal courts nationwide should be transferred and consolidated into one multidistrict litigation (the “Fosamax MDL”) for coordinated pre-trial proceedings. The Fosamax MDL has been transferred to Judge John Keenan in the U.S. District Court for the Southern District of New York. As a result of the JPML order, approximately 771 of the cases are before Judge Keenan. Judge Keenan issued a Case Management Order (and various amendments thereto) setting forth a schedule governing the proceedings which focused primarily upon resolving the class action certification motions in 2007 and completing fact discovery in an initial group of 25 cases by October 1, 2008. Briefing and argument on plaintiffs’ motions for certification of medical monitoring classes were completed in 2007 and Judge Keenan issued an order denying the motions on January 3, 2008. On January 28, 2008, Judge Keenan issued a further order dismissing with prejudice all class claims asserted in the first four class action lawsuits filed against MSD that sought personal injury damages and/or medical monitoring relief on a class wide basis. Daubert motions were filed in May 2009 and Judge Keenan conducted a Daubert hearing in July 2009. On July 27, 2009, Judge Keenan issued his ruling on the parties’ respective Daubert motions. The ruling denied the Plaintiff Steering

Committee’s motion and granted in part and denied in part MSD’s motion. The first MDL trial — Boles v. Merck — began on August 11, 2009, and ended on September 2, 2009. On September 11, 2009, the MDL court declared a mistrial in Boles because the eight person jury could not reach a unanimous verdict and, consequently, the Boles case is set to be retried on June 2, 2010. The second MDL case set for trial — Flemings v. Merck — was scheduled to start on January 12, 2010, but Judge Keenan granted MSD’s motion for summary judgment and dismissed the case on November 23, 2009. The next MDL case set for trial — Maley v. Merck — is currently scheduled to start on April 19, 2010. MSD filed a motion for summary judgment in Maley, which the MDL court granted in part and denied in part on January 27, 2010 and, as a result, MSD expects that the trial will commence as currently scheduled on April 19. On February 1, 2010, Judge Keenan selected a new bellwether case — Judith Graves v. Merck — to replace the Flemings bellwether case, which the MDL court dismissed when it granted summary judgment in favor of MSD. The MDL court has set the Graves trial to begin on September 13, 2010. A trial in Alabama is currently scheduled to begin on May 3, 2010 and a trial in Florida is currently scheduled to begin on June 21, 2010.
     In addition, in July 2008, an application was made by the Atlantic County Superior Court of New Jersey requesting that all of the Fosamax cases pending in New Jersey be considered for mass tort designation and centralized management before one judge in New Jersey. On October 6, 2008, the New Jersey Supreme Court ordered that all pending and future actions filed in New Jersey arising out of the use of Fosamax and seeking damages for existing dental and jaw-related injuries, including osteonecrosis of the jaw, but not solely seeking medical monitoring, be designated as a mass tort for centralized management purposes before Judge Higbee in Atlantic County Superior Court. As of December 31, 2009, approximately 189 cases were pending against MSD in the New Jersey coordinated proceeding. On July 20, 2009, Judge Higbee entered a Case Management Order (and various amendments thereto) setting forth a schedule that contemplates completing fact discovery in an initial group of 10 cases by February 28, 2010, followed by expert discovery in five of those cases, and a projected trial date of July 12, 2010 for the first case to be tried in the New Jersey coordinated proceeding.
     Discovery is ongoing in the Fosamax MDL litigation, the New Jersey coordinated proceeding, and the remaining jurisdictions where Fosamax cases are pending. MSD intends to defend against these lawsuits.
     As of December 31, 2008, MSD had a remaining reserve of approximately $33 million solely for its future legal defense costs for the Fosamax Litigation. During 2009, MSD spent approximately $35 million and $40 million was added to the reserve. Consequently, as of December 31, 2009, MSD had a reserve of approximately $38 million solely for its future legal defense costs for the Fosamax Litigation. Some of the significant factors considered in the establishment of the reserve for the Fosamax Litigation legal defense costs were as follows: the actual defense costs incurred thus far; the development of MSD’s legal defense strategy and structure in light of the creation of the Fosamax MDL; the number of cases being brought against MSD; and the anticipated timing, progression, and related costs of pre-trial activities in the Fosamax Litigation. MSD will continue to monitor its legal defense costs and review the adequacy of the associated reserves. Due to the uncertain nature of litigation, MSD is unable to reasonably estimate its costs beyond the third quarter of 2010. MSD has not established any reserves for any potential liability relating to the Fosamax Litigation. Unfavorable outcomes in the Fosamax Litigation could have a material adverse effect on MSD’s financial position, liquidity and results of operations.
Commercial Litigation
AWP Litigation and Investigations
     As previously disclosed, MSD was joined in ongoing litigation alleging manipulation by pharmaceutical manufacturers of Average Wholesale Prices (“AWP”), which are sometimes used in calculations that determine public and private sector reimbursement levels. The complaints allege violations of federal and state law, including fraud, Medicaid fraud and consumer protection violations, among other claims. The outcome of these litigations and investigations could include substantial damages, the imposition of substantial fines, penalties and injunctive or administrative remedies. In 2002, the JPML ordered the transfer and consolidation of all pending federal AWP cases to federal court in Boston, Massachusetts. Plaintiffs filed one consolidated class action complaint, which aggregated the claims previously filed in various federal district court actions and also expanded the number of manufacturers to include some which, like MSD, had not been defendants in any prior pending case. In May 2003, the court granted MSD’s motion to dismiss the consolidated class action and dismissed MSD from the class action case. MSD and many other pharmaceutical manufacturers are defendants in similar complaints pending in federal and state court including cases brought individually by a number of counties in the State of New York. Fifty of the county cases have been consolidated in New York state court. MSD was dismissed from the Suffolk County case, which was the first of the New York county cases to be filed. In addition to the New York county cases, as of December 31, 2009, MSD was a defendant in state cases brought by the Attorneys General of eleven states, all of which are being defended. In February 2009, the Kansas Attorney General filed suit against MSD and several other manufacturers. AWP claims brought by the Attorney General of Arizona against MSD were dropped in 2009. The court in the AWP cases pending in Hawaii listed MSD and others to be set for trial in August 2010.

     MSD continues to respond to litigation brought by certain states and private payors and to investigations initiated by the Department of Health and Human Services, the Department of Justice and several states regarding AWP. MSD is cooperating with these investigations.
Governmental Proceedings
     As previously disclosed, in February 2008, MSD entered into a Corporate Integrity Agreement (“CIA”) with the U.S. Department of Health and Human Services Office of Inspector General (“HHS-OIG”) for a five-year term. The CIA requires, among other things, that MSD maintain its ethics training program and policies and procedures governing promotional practices and Medicaid price reporting. Further, as required by the CIA, MSD has retained an Independent Review Organization to conduct a systems review of its promotional policies and procedures and to conduct, on a sample basis, transactional reviews of MSD’s promotional programs and certain Medicaid pricing calculations. MSD is also required to provide regular reports and certifications to the HHS-OIG regarding its compliance with the CIA. MSD believes that its promotional practices and Medicaid price reports meet the requirements of the CIA.
Vytorin/Zetia Litigation
     As previously disclosed, MSD (as well as MSD’s Parent Company) has received several letters from the House Committee on Energy and Commerce, its Subcommittee on Oversight and Investigations (“O&I”), and the Ranking Minority Member of the Senate Finance Committee, collectively seeking a combination of witness interviews, documents and information on a variety of issues related to the ENHANCE clinical trial, the sale and promotion of Vytorin, as well as sales of stock by corporate officers. In addition, as previously disclosed, since August 2008, MSD (as well as MSD’s Parent Company) has received three additional letters each from O&I, including identical letters dated February 19, 2009, seeking certain information and documents related to the SEAS clinical trial. As previously disclosed, MSD received subpoenas from the New York State Attorney General’s Office and a letter from the Connecticut Attorney General seeking similar information and documents, and on July 15, 2009, MSD and Schering-Plough announced that they reached a civil settlement with the Attorneys General representing 35 states and the District of Columbia to resolve a previously disclosed investigation by that group into whether the companies violated state consumer protection laws when marketing Vytorin and Zetia. As part of the settlement, the companies agreed to reimburse the investigative costs of the 35 states and the District of Columbia, which totaled $5.4 million, and to make voluntary assurances of compliance related to the promotion of Vytorin and Zetia, including agreeing to continue to comply with the Food, Drug and Cosmetic Act, the U.S. Food and Drug Administration Amendments Act, and other laws requiring the truthful and non-misleading marketing of pharmaceutical products. The settlement did not include any admission of misconduct or liability by the companies. Furthermore, as previously disclosed, in September 2008, the companies received letters from the Civil Division of the DOJ informing them that the DOJ is investigating whether their conduct relating to the promotion of Vytorin caused false claims to be submitted to federal health care programs. MSD is cooperating with these investigations and responding to the inquiries.
     As previously disclosed, MSD had become aware of or been served with approximately 145 civil class action lawsuits alleging common law and state consumer fraud claims in connection with the MSP Partnership’s sale and promotion of Vytorin and Zetia. Certain of those lawsuits alleged personal injuries and/or sought medical monitoring. The lawsuits against MSD and Schering-Plough were consolidated in a single multi-district litigation docket before Judge Cavanaugh of the District of New Jersey, In re Vytorin/Zetia Marketing Sales Practices and Products Liability Litigation. On August 5, 2009, MSD and Schering-Plough jointly announced that their cholesterol joint venture entered into agreements to resolve, for a total fixed amount of $41.5 million, these civil class action lawsuits. The MSP Partnership recorded these charges in the second quarter of 2009. On February 9, 2010, Judge Cavanaugh granted final approval of the settlements.
     Also, as previously disclosed, on April 3, 2008, an MSD shareholder filed a putative class action lawsuit in federal court in the Eastern District of Pennsylvania alleging that MSD and its Chairman, President and Chief Executive Officer, Richard T. Clark, violated the federal securities laws. This suit has since been withdrawn and re-filed in the District of New Jersey and has been consolidated with another federal securities lawsuit under the caption In re Merck & Co., Inc. Vytorin Securities Litigation. An amended consolidated complaint was filed on October 6, 2008, and names as defendants MSD; Merck/Schering-Plough Pharmaceuticals, LLC; and certain of MSD’s current and former officers and directors. Specifically, the complaint alleges that MSD delayed releasing unfavorable results of the ENHANCE clinical trial regarding the efficacy of Vytorin and that MSD made false and misleading statements about expected earnings, knowing that once the results of the Vytorin study were released, sales of Vytorin would decline and MSD’s earnings would suffer. On December 12, 2008, MSD and the other defendants moved to dismiss this lawsuit on the grounds that the plaintiffs failed to state a claim for which relief can be granted. On September 2, 2009, the court issued an opinion and order denying the defendants’ motion to dismiss this lawsuit, and on October 19, 2009, MSD and the other defendants filed an answer to the amended consolidated complaint.

     As previously disclosed, on April 22, 2008, a member of an MSD ERISA plan filed a putative class action lawsuit against MSD and certain of MSD’s current and former officers and directors alleging they breached their fiduciary duties under ERISA. Since that time, there have been other similar ERISA lawsuits filed against MSD in the District of New Jersey, and all of those lawsuits have been consolidated under the caption In re Merck & Co., Inc. Vytorin ERISA Litigation. A consolidated amended complaint was filed on February 5, 2009, and names as defendants MSD and various current and former members of MSD’s Board of Directors. The plaintiffs allege that the ERISA plans’ investment in MSD stock was imprudent because MSD’s earnings are dependent on the commercial success of its cholesterol drug Vytorin and that defendants knew or should have known that the results of a scientific study would cause the medical community to turn to less expensive drugs for cholesterol management. On April 23, 2009, MSD and the other defendants moved to dismiss this lawsuit on the grounds that the plaintiffs failed to state a claim for which relief can be granted. On September 1, 2009, the court issued an opinion and order denying the defendants’ motion to dismiss this lawsuit. On November 9, 2009, the plaintiffs moved to strike certain of the defendants’ affirmative defenses. That motion was fully briefed on December 4, 2009 and is pending before the court.
     MSD intends to defend the lawsuits referred to in this section. Unfavorable outcomes resulting from the government investigations or the civil litigations could have a material adverse effect on MSD’s financial position, liquidity and results of operations.
     In November 2008, the individual shareholder who had previously delivered a letter to MSD’s Board of Directors demanding that the Board take legal action against the responsible individuals to recover the amounts paid by MSD in 2007 to resolve certain governmental investigations delivered another letter to the Board demanding that the Board or a subcommittee thereof commence an investigation into the matters raised by various civil suits and governmental investigations relating to Vytorin.
Vaccine Litigation
     As previously disclosed, MSD is a party to individual and class action product liability lawsuits and claims in the United States involving pediatric vaccines (e.g., hepatitis B vaccine) that contained thimerosal, a preservative used in vaccines. As of March 2010, there were approximately 200 thimerosal related lawsuits pending in which MSD is a defendant, although the vast majority of those lawsuits are not currently active. Other defendants include other vaccine manufacturers who produced pediatric vaccines containing thimerosal as well as manufacturers of thimerosal. In these actions, the plaintiffs allege, among other things, that they have suffered neurological injuries as a result of exposure to thimerosal from pediatric vaccines. There are no cases currently scheduled for trial. MSD will defend against these lawsuits; however, it is possible that unfavorable outcomes could have a material adverse effect on MSD’s financial position, liquidity and results of operations.
     MSD has been successful in having cases of this type either dismissed or stayed on the ground that the action is prohibited under the National Childhood Vaccine Injury Act (the “Vaccine Act”). The Vaccine Act prohibits any person from filing or maintaining a civil action (in state or federal court) seeking damages against a vaccine manufacturer for vaccine-related injuries unless a petition is first filed in the United States Court of Federal Claims (hereinafter the “Vaccine Court”). Under the Vaccine Act, before filing a civil action against a vaccine manufacturer, the petitioner must either (a) pursue his or her petition to conclusion in Vaccine Court and then timely file an election to proceed with a civil action in lieu of accepting the Vaccine Court’s adjudication of the petition or (b) timely exercise a right to withdraw the petition prior to Vaccine Court adjudication in accordance with certain statutorily prescribed time periods. MSD is not a party to Vaccine Court proceedings because the petitions are brought against the United States Department of Health and Human Services.
     MSD is aware that there are approximately 5,000 cases pending in the Vaccine Court involving allegations that thimerosal-containing vaccines and/or the M-M-R II vaccine cause autism spectrum disorders. Not all of the thimerosal-containing vaccines involved in the Vaccine Court proceeding are MSD vaccines. MSD is the sole source of the M-M-R II vaccine domestically. The Special Masters presiding over the Vaccine Court proceedings held hearings in three test cases involving the theory that the combination of M-M-R II vaccine and thimerosal in vaccines causes autism spectrum disorders. On February 12, 2009, the Special Masters issued decisions in each of those cases, finding that the theory was unsupported by valid scientific evidence and that the petitioners in the three cases were therefore not entitled to compensation. Two of those three cases are currently on appeal. The Special Masters held similar hearings in three different test cases involving the theory that thimerosal in vaccines alone causes autism spectrum disorders. On March 12, 2010, the Special Masters issued decisions in this second set of test cases, finding that the theory was also unsupported by valid scientific evidence and that the petitions in these three cases were also not entitled to compensation. The Special Masters had previously indicated that they would hold similar hearings involving the theory that M-M-R II alone causes autism spectrum disorders, but they have stated that they no longer intend to do so. The Vaccine Court has indicated that it intends to use the evidence presented at these test case hearings to guide the adjudication of the remaining autism spectrum disorder cases.
Patent Litigation
     From time to time, generic manufacturers of pharmaceutical products file ANDA’s with the FDA seeking to market generic forms of MSD’s products prior to the expiration of relevant patents owned by MSD. Generic pharmaceutical manufacturers have submitted ANDA’s to the FDA seeking to market in the United States generic forms of Fosamax, Nexium, Singulair, Emend and Cancidas prior to the expiration of MSD’s (and AstraZeneca’s in the case of Nexium) patents concerning these products. In addition, an ANDA has been submitted to the FDA seeking to market in the United States a generic form of Zetia and an ANDA has been submitted to the FDA seeking to market in the United States a generic form of Vytorin, both prior to the expiration of Schering-Plough’s patent concerning each product. The generic companies’ ANDA’s generally include allegations of non-infringement, invalidity and unenforceability of the patents. MSD has filed patent infringement suits in federal court against companies filing ANDA’s for generic alendronate (Fosamax) and montelukast (Singulair) and AstraZeneca and MSD have filed patent infringement suits in federal court against companies filing ANDA’s for generic esomeprazole (Nexium). Also, MSD and Schering-Plough have filed patent infringement suits in federal court against companies filing ANDA’s for generic versions of ezetimibe (Zetia) and ezetimibe/simvastatin (Vytorin). Similar patent challenges exist in certain foreign jurisdictions. MSD intends to vigorously defend its patents, which it believes are valid, against infringement by generic companies attempting to market products prior to the expiration dates of such patents. As with any litigation, there can be no assurance of the outcomes, which, if adverse, could result in significantly shortened periods of exclusivity for these products.
     In February 2007, Schering-Plough received a notice from a generic company indicating that it had filed an ANDA for Zetia and that it is challenging the U.S. patents that are listed for Zetia. Prior to the Merger, MSD marketed Zetia through a joint venture, MSP Singapore Company LLC. On March 22, 2007, Schering-Plough and MSP Singapore Company LLC filed a patent infringement suit against Glenmark Pharmaceuticals Inc., USA and its parent corporation (“Glenmark”). The lawsuit automatically stays FDA approval of Glenmark’s ANDA until October 2010 or until an adverse court decision, if any, whichever may occur earlier. The trial in this matter is scheduled to commence on May 3, 2010.
     In November 2009, MSD’s Parent Company received notice from Mylan that it filed an ANDA for ezetimibe/simvastatin and that it was challenging two patents listed in the FDA Orange Book for Vytorin. On December 16, 2009, MSD’s Parent Company filed a patent infringement suit against Mylan. The lawsuit automatically stays FDA approval of Mylan’s ANDA until May 2012 or until an adverse court decision, if any, whichever may occur earlier.
     As previously disclosed, in February 2007, MSD received a notice from Teva Pharmaceuticals, Inc. (“Teva”), a generic company, indicating that it had filed an ANDA for montelukast and that it is challenging the U.S. patent that is listed for Singulair. On April 2, 2007, MSD filed a patent infringement action against Teva. A trial in this matter was held in February 2009. On August 19, 2009, the court issued a decision upholding the validity of MSD’s Singulair patent and ordered that Teva’s ANDA could not be approved prior to expiry of MSD’s exclusivity rights in August 2012. Teva had appealed the decision, however, in January 2010, Teva withdrew its appeal of the trial court’s decision upholding the validity of MSD’s Singulair patent. In addition, in May 2009, the United States Patent and Trademark Office granted a petition by Article One Partners LLC to reexamine MSD’s Singulair patent. On December 15, 2009, the United States Patent and Trademark Office issued a notice indicating that it will allow the claims of MSD’s Singulair patent. Product exclusivity is accordingly expected to be maintained until August 2012.
     In May 2005, the Federal Court of Canada Trial Division issued a decision refusing to bar the approval of generic alendronate on the grounds that MSD’s patent for weekly alendronate was likely invalid. This decision cannot be appealed and generic alendronate was launched in Canada in June 2005. In July 2005, MSD was sued in the Federal Court of Canada by Apotex Corp. (“Apotex”) seeking damages for lost sales of generic weekly alendronate due to the patent proceeding. In October 2008, the Federal Court of Canada issued a decision awarding Apotex its lost profits for its generic alendronate product for the period of time that it was held off the market due to MSD’s lawsuit. In June 2009, the trial court decision was upheld in part and both companies sought leave to appeal to the Supreme Court of Canada. In January 2010, the Supreme Court of Canada declined to hear the appeal, leaving intact the decision that Apotex is entitled to damages for the discrete period of time that its market entry was postponed due to the litigation launched by MSD.

     As previously disclosed, in September 2004, MSD appealed a decision of the Opposition Division of the European Patent Office (“EPO”) that revoked MSD’s patent in Europe that covers the once-weekly administration of alendronate. On March 14, 2006, the Board of Appeal of the EPO upheld the decision of the Opposition Division revoking the patent. On March 28, 2007, the EPO issued another patent in Europe to MSD that covers the once-weekly administration of alendronate. Under its terms, this new patent is effective until July 2018. MSD has sued multiple parties in European countries asserting its European patent covering once-weekly dosing of Fosamax. Decisions have been rendered in the Netherlands and Belgium invalidating the patent in those countries. MSD has appealed these decisions. Oppositions have been filed in the EPO against this patent. In a hearing held March 17-19, 2009, the Opposition Division of the EPO issued an appealable decision revoking this patent. MSD has appealed the decision.
     In addition, as previously disclosed, in Japan after a proceeding was filed challenging the validity of MSD’s Japanese patent for the once-weekly administration of alendronate, the patent office invalidated the patent. The decision is under appeal.
     In October 2008, the U.S. patent for dorzolamide, covering both Trusopt and Cosopt, expired, after which MSD experienced a significant decline in U.S. sales of these products. MSD is involved in litigation proceedings of the corresponding patents in Canada and Great Britain and Germany. In November 2009, the trial court in Great Britain issued a decision finding MSD’s Cosopt patent invalid. In Canada a trial was held in December 2009 regarding MSD’s Canadian Trusopt and Cosopt patents. MSD is awaiting a decision.
     MSD and AstraZeneca received notice in October 2005 that Ranbaxy had filed an ANDA for esomeprazole magnesium. The ANDA contains Paragraph IV challenges to patents on Nexium. In November 2005, MSD and AstraZeneca sued Ranbaxy in the U.S. District Court in New Jersey. As previously disclosed, AstraZeneca, MSD and Ranbaxy have entered into a settlement agreement which provides that Ranbaxy will not bring its generic esomeprazole product to market in the United States until May 27, 2014. MSD and AstraZeneca each received a Civil Investigative Demand (“CID”) from the U.S. Federal Trade Commission (“FTC”) in July 2008 regarding the settlement agreement with Ranbaxy. MSD is cooperating with the FTC in responding to this CID.
     MSD and AstraZeneca received notice in January 2006 that IVAX Pharmaceuticals, Inc. (“IVAX”), subsequently acquired by Teva, had filed an ANDA for esomeprazole magnesium. The ANDA contains Paragraph IV challenges to patents on Nexium. In March 2006, MSD and AstraZeneca sued Teva in the U.S. District Court in New Jersey. On January 7, 2010, AstraZeneca, MSD and Teva/IVAX entered into a settlement agreement which provides that Teva/IVAX will not bring its generic esomeprazole product to market in the United States until May 27, 2014. In addition, in January 2008, MSD and AstraZeneca sued Dr. Reddy’s Laboratories (“Dr. Reddy’s”) in the District Court in New Jersey based on Dr. Reddy’s filing of an ANDA for esomeprazole magnesium. The trial, which had been scheduled for January 2010 with respect to both IVAX’s and Dr. Reddy’s ANDAs, has been postponed and no new trial date has been set. Also, MSD and AstraZeneca received notice in December 2008 that Sandoz Inc. (“Sandoz”) had filed an ANDA for esomeprazole magnesium. The ANDA contains Paragraph IV challenges to patents on Nexium. In January 2009, MSD and AstraZeneca sued Sandoz in the District Court in New Jersey based on Sandoz’s filing of an ANDA for esomeprazole magnesium. In addition, MSD and AstraZeneca received notice in September 2009 that Lupin Ltd. (“Lupin”) had filed an ANDA for esomeprazole magnesium. The ANDA contains Paragraph IV challenges to patents on Nexium. In October 2009, MSD and AstraZeneca sued Lupin in the District Court in New Jersey based on Lupin’s filing of an ANDA for esomeprazole magnesium.
     In January 2009, MSD received notice from Sandoz that it had filed an ANDA and that it was challenging five MSD patents listed in the FDA Orange Book for Emend. In February 2009, MSD filed a patent infringement suit against Sandoz. The lawsuit automatically stays FDA approval of Sandoz’s ANDA until July 2011 or until an adverse court decision, if any, whichever may occur earlier. The case is scheduled to go to trial in December 2010.
     In Europe, MSD is aware of various companies seeking registration for generic losartan (the active ingredient for Cozaar and Hyzaar). MSD has patent rights to losartan via license from E.I. du Pont de Nemours and Company (“du Pont”). MSD and du Pont have filed patent infringement proceedings against various companies in Portugal, Spain, Norway, Finland, Belgium, the Netherlands and Austria.
     In October 2009, MSD received notice from Teva Parenteral Medicines (“TPM”) that it filed an ANDA for caspofungin acetate and that it was challenging five patents listed in the FDA Orange Book for Cancidas. On November 25, 2009, MSD filed a patent infringement suit against TPM. The lawsuit automatically stays FDA approval of TPM’s ANDA until April 2012 or until an adverse court decision, if any, whichever may occur earlier.

Legal Proceedings Related to the Merger
     In connection with the Merger, a class action lawsuit was brought against MSD challenging the Merger and seeking other forms of relief. As previously disclosed, the lawsuit has been settled pending court approval.
     The settlement, if approved by the court, will resolve and release all claims that were or could have been brought by any shareholder of MSD challenging any aspect of the proposed merger, including any merger disclosure claims.
Other Litigation
     There are various other legal proceedings, principally product liability and intellectual property suits involving MSD, that are pending. While it is not feasible to predict the outcome of such proceedings or the proceedings discussed in this note, in the opinion of MSD, all such proceedings are either adequately covered by insurance or, if not so covered, should not ultimately result in any liability that would have a material adverse effect on the financial position, liquidity or results of operations of MSD, other than proceedings for which a separate assessment is provided in this note.
Environmental Matters
     MSD and its subsidiaries are parties to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and other federal and state equivalents. These proceedings seek to require the operators of hazardous waste disposal facilities, transporters of waste to the sites and generators of hazardous waste disposed of at the sites to clean up the sites or to reimburse the government for cleanup costs. MSD has been made a party to these proceedings as an alleged generator of waste disposed of at the sites. In each case, the government alleges that the defendants are jointly and severally liable for the cleanup costs. Although joint and several liability is alleged, these proceedings are frequently resolved so that the allocation of cleanup costs among the parties more nearly reflects the relative contributions of the parties to the site situation. MSD’s potential liability varies greatly from site to site. For some sites the potential liability is de minimis and for others the final costs of cleanup have not yet been determined. While it is not feasible to predict the outcome of many of these proceedings brought by federal or state agencies or private litigants, in the opinion of MSD, such proceedings should not ultimately result in any liability which would have a material adverse effect on the financial position, results of operations, liquidity or capital resources of MSD. MSD has taken an active role in identifying and providing for these costs and such amounts do not include any reduction for anticipated recoveries of cleanup costs from former site owners or operators or other recalcitrant potentially responsible parties.
     As previously disclosed, approximately 2,200 plaintiffs have filed an amended complaint against MSD and 12 other defendants in U.S. District Court, Eastern District of California asserting claims under the Clean Water Act, the Resource Conservation and Recovery Act, as well as negligence and nuisance. The suit seeks damages for personal injury, diminution of property value, medical monitoring and other alleged real and personal property damage associated with groundwater and soil contamination found at the site of a former MSD subsidiary in Merced, California. MSD intends to defend itself against these claims.
     In management’s opinion, the liabilities for all environmental matters that are probable and reasonably estimable have been accrued and totaled $72.7 million and $89.5 million at December 31, 2009 and 2008, respectively. These liabilities are undiscounted, do not consider potential recoveries from other parties and will be paid out over the periods of remediation for the applicable sites, which are expected to occur primarily over the next 15 years. Although it is not possible to predict with certainty the outcome of these matters, or the ultimate costs of remediation, management does not believe that any reasonably possible expenditures that may be incurred in excess of the liabilities accrued should exceed $70.0 million in the aggregate. Management also does not believe that these expenditures should result in a material adverse effect on MSD’s financial position, results of operations, liquidity or capital resources for any year.

13. Equity
Capital Stock and Investment in MSD’s Parent Company
     A summary of common stock and treasury stock transactions (shares in millions) is as follows:

	2009		2008		2007
		Treasury
		Stock /
		Investment
		in MSD’s
	Common	Parent	Common	Treasury	Common	Treasury
	Stock	Company	Stock	Stock	Stock	Stock

Balance as of January 1	2,983.5	875.8	2,983.5	811.0	2,976.2	808.4
Schering-Plough Merger	(2,499.5)	—	—	—	—	—
Issuances of shares in connection with the acquisition of NovaCardia, Inc.	—	—	—	—	7.3	—
Other issuances (1)	—	(1.5)	—	(4.7)	—	(23.9)
Purchases of treasury stock	—	—	—	69.5	—	26.5
Cancellations of treasury stock (2)	(484.0)	(484.0)	—	—	—	—

Balance as of December 31 (3)	—	390.3	2,983.5	875.8	2,983.5	811.0

(1)	Issuances primarily reflect activity under share-based compensation plans prior to the Merger.

(2)	Pursuant to the Merger agreement, certain treasury shares were cancelled.

(3)	At December 31, 2009, there are 100 shares of common stock outstanding.
Noncontrolling Interests
     In connection with the 1998 restructuring of AMI, MSD assumed a $2.4 billion par value preferred stock obligation with a dividend rate of 5% per annum, which is carried by KBI and included in Noncontrolling interests.
14. Share-Based Compensation Plans
     MSD’s Parent Company has share-based compensation plans under which employees, non-employee directors and employees of certain of MSD’s equity method investees may be granted options to purchase shares of MSD’s Parent Company common stock at the fair market value at the time of grant. In addition to stock options, MSD’s Parent Company grants performance share units (“PSUs”) and restricted stock units (“RSUs”) to certain management level employees. These plans were approved by the MSD’s Parent Company’s shareholders.
     As a result of the Merger on November 3, 2009, MSD became a wholly-owned subsidiary of the MSD’s Parent Company. In conjunction with the Merger, outstanding MSD share-based compensation awards became identical awards of MSD’s Parent Company. For periods prior to the Merger, MSD recorded the expense in accordance with applicable share-based compensation accounting guidance. For periods subsequent to the Merger, an allocation of the expense for employees of MSD and its subsidiaries has been recorded using a consistent method with MSD’s Parent Company. Management believes this allocation method is reasonable. The tables below reflect acvitity for these awards for MSD employees for the pre and post-Merger periods through December 31, 2009. At December 31, 2009, 105.5 million shares collectively were authorized for future grants under the MSD’s Parent Company’s share-based compensation plans. Prior to the Merger, employee share-based compensation awards were settled primarily with treasury shares. Subsequent to the Merger, these awards are being settled with newly issued MSD’s Parent Company shares.
     Employee stock options are granted to purchase shares of MSD’s Parent Company common stock at the fair market value at the time of grant. These awards generally vest one-third each year over a three-year period, with a contractual term of 10 years. RSUs are stock awards that are granted to employees and entitle the holder to shares of common stock as the awards vest, as well as non-forfeitable dividend equivalents. The fair value of the stock option and RSU awards is determined and fixed on the grant date based on the MSD’s Parent Company’s stock price. PSUs are stock awards where the ultimate number of shares issued will be contingent on the MSD’s Parent Company’s performance against a pre-set objective or set of objectives. The fair value of each PSU is determined on the date of grant based on the MSD’s Parent Company’s stock price. Over the PSU performance period, the number of shares of stock that are expected to be issued will be adjusted based on the probability of achievement of a performance target and final compensation expense will be recognized based on the ultimate number of shares issued. RSU and PSU distributions will be in shares of MSD’s Parent Company stock after the end of the vesting or performance period, generally three years, subject to the terms applicable to such awards.
     Total pretax share-based compensation cost recorded in 2009, 2008 and 2007 was $376.0 million, $348.0 million and $330.2 million, respectively, with related income tax benefits of $119.5 million, $107.5 million and $104.1 million, respectively.

     The Black-Scholes option pricing model is used to determine the fair value of option grants. In applying this model, both historical data and current market data are used to estimate the fair value of options. The Black-Scholes model requires several assumptions including expected dividend yield, risk-free interest rate, volatility, and term of the options. The expected dividend yield is based on historical patterns of dividend payments. The risk-free rate is based on the rate at grant date of zero-coupon U.S. Treasury Notes with a term equal to the expected term of the option. Expected volatility is estimated using a blend of historical and implied volatility. The historical component is based on historical monthly price changes. The implied volatility is obtained from market data on the MSD’s Parent Company’s traded options. The expected life represents the expected amount of time that options granted are expected to be outstanding, based on historical and forecasted exercise behavior.
     The weighted average fair value of options granted to MSD employees in 2009, 2008 and 2007 was $4.02, $9.80 and $9.51 per option, respectively, and were determined using the following assumptions:

Years Ended December 31	2009	2008	2007

Expected dividend yield	6.3%	3.5%	3.4%
Risk-free interest rate	2.2%	2.7%	4.4%
Expected volatility	33.8%	31.0%	24.6%
Expected life (years)	6.1	6.1	5.7

     Summarized information relative to stock option plan activity for MSD employees (options in thousands) is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Term	Value

Balance as of January 1, 2009	247,651.3	$51.50
Granted	34,279.2	24.31
Exercised	(1,483.2)	26.84
Forfeited	(25,926.0)	68.30

Outstanding as of December 31, 2009	254,521.3	$46.27	5.22	$560.3

Exercisable as of December 31, 2009	187,195.0	$50.60	4.05	$139.0

     Additional information pertaining to stock option plans for MSD employees is provided in the table below:

Years Ended December 31	2009	2008	2007

Total intrinsic value of stock options exercised	$10.1	$40.3	$301.2
Fair value of stock options vested	$282.8	$259.0	$251.1
Cash received from the exercise of stock options	$39.8	$102.3	$898.6

     A summary of nonvested RSU and PSU activity for MSD employees (shares in thousands) is as follows:

	RSUs		PSUs
		Weighted		Weighted
		Average		Average
	Number	Grant Date	Number	Grant Date
	of Shares	Fair Value	of Shares	Fair Value

Nonvested as of January 1, 2009	6,292.2	$39.41	1,621.4	$41.86
Granted	2,818.5	26.78	726.4	24.20
Vested	(1,487.7)	35.15	(341.4)	35.14
Forfeited	(169.6)	37.95	(158.9)	35.72

Nonvested at December 31, 2009	7,453.4	$35.52	1,847.5	$36.69

     At December 31, 2009, there was $340.4 million of total pretax unrecognized compensation expense related to nonvested stock options, RSU and PSU awards for MSD employees which will be recognized over a weighted average period of 1.5 years.

15. Pension and Other Postretirement Benefit Plans
     MSD has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. Pension benefits in the United States are based on a formula that considers final average pay and years of credited service. In addition, MSD provides medical, dental and life insurance benefits, principally to its eligible U.S. retirees and similar benefits to their dependents, through its other postretirement benefit plans. MSD uses December 31 as the year-end measurement date for all of its pension plans and other postretirement benefit plans.
     The net cost for pension and other postretirement benefit plans consisted of the following components:

				Other Postretirement
	Pension Benefits			Benefits
Years Ended December 31	2009	2008	2007	2009	2008	2007

Service cost	$358.1	$344.1	$377.2	$71.1	$73.2	$90.8
Interest cost	405.0	414.2	379.9	102.9	113.8	107.7
Expected return on plan assets	(614.5)	(559.4)	(491.4)	(96.7)	(129.0)	(130.5)
Net amortization	122.8	70.4	149.4	18.9	(22.6)	(16.8)
Termination benefits	30.3	62.3	25.6	8.2	11.2	7.7
Curtailments	(6.2)	5.7	1.1	(9.9)	(15.9)	(16.8)
Settlements	2.9	8.6	5.4	—	—	—

Net pension and other postretirement cost	$298.4	$345.9	$447.2	$94.5	$30.7	$42.1

     Net pension and other postretirement benefit cost totaled $392.9 million in 2009, $376.6 million in 2008 and $489.3 million in 2007.
     The net pension cost attributable to U.S. plans included in the above table was $205.1 million in 2009, $226.4 million in 2008 and $302.2 million in 2007.
     In connection with restructuring actions (see Note 4), termination charges were recorded in 2009, 2008 and 2007 on pension and other postretirement benefit plans related to expanded eligibility for certain employees exiting MSD. Also, in connection with these restructuring activities, net curtailment gains were recorded in 2009 and curtailment losses were recorded in 2008 and 2007 on pension plans and net curtailment gains were recorded in 2009, 2008 and 2007 on other postretirement benefit plans.
     In addition, settlement losses were recorded in 2009, 2008 and 2007 on certain domestic and international pension plans.

     Summarized information about the changes in plan assets and benefit obligation, the funded status and the amounts recorded at December 31, 2009 and 2008 is as follows:

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008

Fair value of plan assets at January 1	$5,887.6	$7,385.4	$1,088.4	$1,577.6
Actual return on plan assets	1,352.1	(1,959.4)	303.9	(512.0)
MSD contributions	496.1	1,190.8	91.2	99.5
Effects of exchange rate changes	105.6	(90.3)	—	—
Benefits paid	(470.8)	(643.2)	(72.6)	(76.7)
Other	21.5	4.3	—	—

Fair value of plan assets at December 31	$7,392.1	$5,887.6	$1,410.9	$1,088.4

Benefit obligation at January 1	$7,140.1	$7,049.4	$1,747.3	$1,936.8
Service cost	358.1	344.1	71.1	73.2
Interest cost	405.0	414.2	102.9	113.8
Actuarial losses (gains)	602.8	325.8	148.2	(129.8)
Benefits paid	(470.8)	(643.2)	(72.6)	(76.7)
Effects of exchange rate changes	133.5	(158.0)	5.4	(6.6)
Plan amendments	1.8	—	—	(180.6)
Curtailments	(32.6)	(249.6)	12.9	6.0
Termination benefits	30.3	62.3	8.2	11.2
Other	9.0	(4.9)	—	—

Benefit obligation at December 31	$8,177.2	$7,140.1	$2,023.4	$1,747.3

Funded status at December 31	$(785.1)	$(1,252.5)	$(612.5)	$(658.9)

Recognized as:
Other assets	$394.6	$142.4	$220.1	$147.7
Accrued and other current liabilities	(117.0)	(46.8)	(8.3)	(3.4)
Deferred income taxes and noncurrent liabilities	(1,062.7)	(1,348.1)	(824.3)	(803.2)

     The fair value of U.S. pension plan assets included in the preceding table was $4.6 billion in 2009 and $3.5 billion in 2008. The pension projected benefit obligation of U.S. plans included in this table was $5.2 billion in 2009 and $4.6 billion in 2008. Approximately 36% of MSD’s pension projected benefit obligation relates to international defined benefit plans, of which each individual plan is not significant relative to the total benefit obligation.
     At December 31, 2009 and 2008, the accumulated benefit obligation was $6.3 billion and $5.7 billion, respectively, for all pension plans. At December 31, 2009 and 2008, the accumulated benefit obligation for U.S. pension plans was $4.0 billion and $3.4 billion, respectively.
     For pension plans with benefit obligations in excess of plan assets at December 31, 2009 and 2008, the fair value of plan assets was $1.5 billion and $4.8 billion, respectively, and the benefit obligation was $2.7 billion and $6.2 billion, respectively. For those plans with accumulated benefit obligations in excess of plan assets at December 31, 2009 and 2008, the fair value of plan assets was $483.1 million and $414.5 million, respectively, and the accumulated benefit obligation was $1.1 billion and $880.0 million, respectively.
     As discussed in Note 2, as of December 31, 2009, MSD adopted new authoritative guidance issued by the FASB which revised the disclosure requirements for plan assets of defined pension and other postretirement plans. This amended guidance requires disclosure of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and significant concentrations of risk within plan assets.
     Entities are required to use a fair value hierarchy which maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:
     Level 1 — Quoted prices in active markets for identical assets or liabilities. The plans’ Level 1 assets primarily include registered investment companies (mutual funds) and equity securities.
     Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The plans’ Level 2 assets primarily include investments in common/collective trusts and certain fixed income investments such as government and agency securities and corporate obligations.
     Level 3 — Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The plans’ Level 3 assets primarily include investments in insurance contracts which are valued using methodologies that management understands. The plans’ Level 3 investments in insurance contracts are generally valued using a crediting rate that approximates market returns and invest in underlying securities whose market values are unobservable and determined using pricing models, discounted cash flow methodologies, or similar techniques. At December 31, 2009, $262.0 million, or approximately 3.4%, of the pension investments were categorized as Level 3 assets.
     If the inputs used to measure the financial assets fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.
     The fair values of pension plan assets at December 31, 2009 by asset category are as follows:

	Fair Value Measurements Using
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets

Cash and cash equivalents	$80.3	$141.4	$—	$221.7
Securities lending collaterial in short-term investments	—	280.5	—	280.5
Equity securities
U.S. large cap	196.8	1,419.5	—	1,616.3
U.S. small/mid cap	545.2	637.3	—	1,182.5
Non-U.S. developed markets	982.1	693.3	—	1,675.4
Emerging markets	54.7	404.8	—	459.5
Fixed income securities
Government and agency obligations	60.8	1,124.1	—	1,184.9
Corporate obligations	71.2	497.6	0.1	568.9
Mortgage and asset backed securities	—	133.4	—	133.4
Other fixed income obligations	—	12.7	—	12.7
Other types of investments
Insurance contracts	—	67.7	214.3	282.0
Other	—	2.0	47.6	49.6

	$1,991.1	$5,414.3	$262.0	$7,667.4

Liabilities

Liability for the return of collateral for securities loaned	$—	$280.5	$—	$280.5

     The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value using significant unobservable inputs (Level 3) during 2009 for pension plan assets:

		Actual Return on Plan Assets
		Relating to
	Beginning	Assets Still			Ending
	Balance at	Held at	Relating to	Purchases,	Balance at
	January 1,	December 31,	Assets Sold	Sales,	December 31,
	2009	2009	During 2009	Settlements, Net	2009

Insurance Contracts	$182.0	$15.5	$—	$16.8	$214.3
Other	52.7	(4.7)	—	(0.3)	47.7

Total	$234.7	$10.8	$—	$16.5	$262.0

     The fair values of other postretirement benefit plan assets at December 31, 2009 by asset category are as follows:

	Fair Value Measurements Using
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets

Cash and cash equivalents	$1.6	$38.1	$—	$39.7
Securites lending collateral in short-term investments	—	65.0	—	65.0
Equity securities
U.S. large cap	—	424.9	—	424.9
U.S. small/mid cap	70.7	270.7	—	341.4
Non-U.S. developed markets	176.7	83.5	—	260.2
Emerging markets	31.2	75.8	—	107.0
Fixed income securities
Corporate obligations	—	137.0	—	137.0
Government and agency obligations	—	65.9	—	65.9
Mortgage and asset backed securities	—	26.7	—	26.7
Other fixed income obligations	—	6.0	—	6.0

Total investments	$280.2	$1,193.6	$—	$1,473.8

Liabilities
Liability for the return of collateral for securities loaned	$—	$65.0	$—	$65.0

     Total pension and other postretirement benefit plan assets excluded from the fair value hierarchy include short-term payables and receivables related to the purchase and sale of investments, respectively.
     MSD has established investment guidelines for its U.S. pension and other postretirement plans to create an asset allocation that is expected to deliver a rate of return sufficient to meet the long-term obligation of each plan, given acceptable level of risk. The target investment portfolio of U.S. pension and other postretirement benefit plans is allocated 45% to 60% in U.S. equities, 20% to 30% in international equities, 15% to 25% in fixed-income investments, and up to 8% in cash and other investments. The portfolio’s equity weighting is consistent with the long-term nature of the plans’ benefit obligations. The expected annual standard deviation of returns of the target portfolio, which approximates 13%, reflects both the equity allocation and the diversification benefits among the asset classes in which the portfolio invests. For non-U.S. pension plans, the targeted investment portfolio varies based on the duration of pension liabilities and local government rules and regulations. Although a significant percentage of plan assets are invested in U.S. equities, concentration risk is mitigated through the use of strategies that are diversified within management guidelines.
     Contributions to the pension plans and other postretirement benefit plans during 2010 are expected to be approximately $270 million and $50 million, respectively.
     Expected benefit payments are as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits

2010	$359.8	$90.6
2011	360.9	97.1
2012	388.8	102.6
2013	411.1	109.3
2014	428.7	115.9
2015 — 2019	$2,833.5	$690.7

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

				Other Postretirement
	Pension Plans			Benefit Plans
Years Ended December 31	2009	2008	2007	2009	2008	2007

Net gain (loss) arising during the period	$158.0	$(2,586.0)	$269.1	$58.4	$(509.3)	$(16.5)
Prior service (cost) credit arising during the period	(0.5)	10.6	21.4	(23.5)	157.7	(21.2)

	$157.5	$(2,575.4)	$290.5	$34.9	$(351.6)	$(37.7)

Net loss amortization included in benefit cost	127.5	$50.8	$139.3	67.7	$26.1	$26.6
Prior service cost (credit) amortization included in benefit cost	8.7	7.6	12.1	(48.8)	(48.7)	(43.4)

	$136.2	$58.4	$151.4	$18.9	$(22.6)	$(16.8)

     The estimated net loss and prior service cost (credit) amounts that will be amortized from AOCI into net pension and postretirement benefit cost during 2010 are $171.3 million and $8.7 million, respectively, for pension plans and are $56.9 million and $(47.2) million, respectively, for other postretirement benefit plans.
     MSD reassesses its benefit plan assumptions on a regular basis. For both the pension and other postretirement benefit plans, the discount rate is evaluated on measurement dates and modified to reflect the prevailing market note of a portfolio of high-quality fixed-income debt instruments that would provide the future cash flows needed to pay the benefits included in the benefit obligation as they come due. The weighted average assumptions used in determining pension plan and U.S. pension and other postretirement benefit plan information are as follows:

				U.S. Pension and Other
				Postretirement
	Pension Plans			Benefit Plans
December 31	2009	2008	2007	2009	2008	2007

Net cost

Discount rate	5.75%	5.90%	5.35%	6.20%	6.50%	6.00%
Expected rate of return on plan assets	7.65%	7.65%	7.65%	8.75%	8.75%	8.75%
Salary growth rate	4.25%	4.30%	4.20%	4.50%	4.50%	4.50%

Benefit obligation

Discount rate	5.50%	5.75%	5.90%	5.90%	6.20%	6.50%
Salary growth rate	4.25%	4.25%	4.30%	4.50%	4.50%	4.50%

     The expected rate of return for both the pension and other postretirement benefit plans represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid and is determined on a country basis. In developing the expected rate of return within each country, long-term historical returns data is considered as well as actual returns on the plan assets and other capital markets experience. Using this reference information, the long-term return expectations for each asset category and a weighted average expected return for each country’s target portfolio is developed, according to the allocation among those investment categories. The expected portfolio performance reflects the contribution of active management as appropriate. For 2010, MSD’s expected rate of return of 8.75% will remain unchanged from 2009 for its U.S. pension and other postretirement benefit plans.
     The health care cost trend rate assumptions for other postretirement benefit plans are as follows:

December 31	2009	2008

Health care cost trend rate assumed for next year	8.6%	9.0%
Rate to which the cost trend rate is assumed to decline	5.0%	5.0%
Year that the trend rate reaches the ultimate trend rate	2018	2016

     A one percentage point change in the health care cost trend rate would have had the following effects:

	One Percentage
	Point
	Increase	Decrease

Effect on total service and interest cost components	$31.2	$(24.7)
Effect on benefit obligation	$292.7	$(239.2)

     MSD also maintains defined contribution savings plans in the United States. MSD matches a percentage of each employee’s contributions consistent with the provisions of the plan for which the employee is eligible. Total employer contributions to these plans in 2009, 2008, and 2007 were $98.2 million, $104.0 million, and $110.0 million, respectively.
16. Other (Income) Expense, Net

Years Ended December 31	2009	2008	2007

Interest income(1)	$(357.1)	$(631.4)	$(741.1)
Interest expense(1)	429.6	251.3	384.3
Exchange (gains) losses	(10.2)	147.4	(54.3)
Other, net	(3,338.1)	(2,085.4)	335.9

	$(3,275.8)	$(2,318.1)	$(75.2)

(1)	Interest income in 2009 includes interest income from affiliates of $148.7 million and Interest expense in 2009 includes interest expense from affiliates of $28.3 million.
     The decline in interest income in 2009 as compared with 2008 is primarily the result of lower interest rates and a change in the investment portfolio mix toward cash and shorter-dated securities in anticipation of the Merger. The increase in interest expense in 2009 is largely due to $174 million of commitment fees and incremental interest expense related to the financing of the Merger. Included in other, net in 2009 was a $3.2 billion gain on the sale of MSD’s interest in Merial (see Note 10), $231 million of investment portfolio recognized net gains, and an $80 million charge related to the settlement of the Vioxx third-party payor litigation in the United States. Included in other, net in 2008 was an aggregate gain on distribution from AZLP of $2.2 billion (see Note 10), a gain of $249 million related to the sale of the remaining worldwide rights to Aggrastat, a $300 million expense for a contribution to the Merck Company Foundation, $117 million of investment portfolio recognized net losses and a $58 million charge related to the resolution of an investigation into whether MSD violated state consumer protection laws with respect to the sales and marketing of Vioxx.
     The fluctuation in exchange losses (gains) in 2008 from 2007 is primarily due to the higher cost of foreign currency contracts due to lower U.S. interest rates and unfavorable impacts of period-to-period changes in foreign currency exchange rates on net long or net short foreign currency positions, considering both net monetary assets and related foreign currency contracts. The change in other, net for 2008 primarily reflects an aggregate gain in 2008 from AZLP of $2.2 billion, the impact of a $671 million charge in 2007 related to the resolution of certain civil governmental investigations, and a 2008 gain of $249 million related to the sale of the remaining worldwide rights to Aggrastat, partially offset by a $300 million expense for a contribution to the Merck Company Foundation, higher investment portfolio recognized net losses of $153 million and a $58 million charge related to the resolution of an investigation into whether MSD violated consumer protection laws with respect to the sales and marketing of Vioxx.
     Interest paid was $276.9 million in 2009, $247.0 million in 2008 and $406.4 million in 2007, respectively, which excludes commitment fees.
17. Taxes on Income
     Effective with the closing of the Merger, MSD’s Parent Company will begin to file taxes on a consolidated basis with MSD for U.S. federal and certain state tax purposes. The income tax provision and payable balances have been computed on a separate company basis for the purpose of these financial statements.
     A reconciliation between the effective tax rate and the U.S. statutory rate is as follows:

	2009		2008		2007
		Tax		Tax		Tax
	Amount	Rate	Amount	Rate	Amount	Rate

U.S. statutory rate applied to income before taxes	$3,787.9	35.0%	$3,476.1	35.0%	$1,222.3	35.0%
Differential arising from:
Foreign earnings	(1,082.3)	(10.0)	(1,269.9)	(12.9)	(1,196.0)	(34.3)
State tax settlements	(108.0)	(1.0)	(191.6)	(2.0)	—	—
Foreign tax credit utilization	—	—	(192.0)	(2.0)	—	—
State taxes	202.6	1.9	310.9	3.2	11.6	0.3
Restructuring	114.0	1.1	114.7	1.2	—	—
Gain on equity investments	95.6	0.9	29.0	0.3	—	—
In-process research and development	—	—	—	—	113.8	3.3
Other (1)	(262.3)	(2.5)	(277.8)	(2.7)	(56.4)	(1.6)

	$2,747.5	25.4%	$1,999.4	20.1%	$95.3	2.7%

(1)	Other includes the tax effect of contingency reserves, research credits, export incentives and miscellaneous items.

     The 2007 tax rate reconciliation percentage of (34.3)% for foreign earnings reflects the change in mix of foreign and domestic earnings primarily resulting from the $4.85 billion U.S. Vioxx Settlement Agreement charge.
     Income (loss) before taxes consisted of:

Years Ended December 31	2009	2008	2007

Domestic	$6,681.8	$5,210.1	$(2,525.8)
Foreign	4,140.8	4,721.6	6,017.9

	$10,822.6	$9,931.7	$3,492.1

     Taxes on income consisted of:

Years Ended December 31	2009	2008	2007

Current provision
Federal	$174.9	$1,053.6	$988.1
Foreign	394.9	292.4	687.0
State	9.2	123.3	202.2

	579.0	1,469.3	1,877.3
Deferred provision
Federal	2,057.1	419.0	(1,671.5)
Foreign	(83.7)	55.8	157.2
State	195.1	55.3	(267.7)

	2,168.5	530.1	(1,782.0)

	$2,747.5	$1,999.4	$95.3

     Deferred income taxes at December 31 consisted of:

	2009		2008
	Assets	Liabilities	Assets	Liabilities

Other intangibles	$18.8	$73.4	$—	$124.9
Inventory related	235.5	—	248.6	—
Accelerated depreciation	35.9	1,057.8	—	1,045.1
Unremitted foreign earnings	—	42.6	—	16.7
Equity investments	—	178.5	—	75.1
Pensions and other postretirement benefits	566.6	101.0	796.5	129.9
Compensation related	411.6	—	347.5	—
Vioxx Litigation reserve	42.0	—	1,755.1	—
Unrecognized tax benefits	740.5	—	984.1	—
Net operating losses and other tax credit carryforwards	233.0	—	224.7	—
Other	1,081.1	53.9	1,012.9	95.9

Subtotal	3,365.0	1,507.2	5,369.4	1,487.6
Valuation allowance	(141.9)		(94.2)

Total deferred taxes	$3,223.1	$1,507.2	$5,275.2	$1,487.6

Net deferred income taxes	$1,715.9		$3,787.6

Recognized as:
Deferred income taxes and other current assets	$786.1		$2,436.9
Other assets	1,243.2		1,666.7
Income taxes payable		$7.3		$3.8
Deferred income taxes and noncurrent liabilities		306.1		312.2

     MSD has net operating loss (“NOL”) carryforwards in several foreign jurisdictions. The valuation allowance in 2009 and 2008 primarily relates to various foreign entity NOL carryforwards resulting primarily from losses generated by restructuring actions.
     Income taxes paid in 2009, 2008 and 2007 were $820.5 million, $1.8 billion and $3.5 billion, respectively. Stock option exercises reduced income taxes paid by $138.4 million in 2007. Stock option exercises did not have a significant impact on taxes paid in 2009 or 2008.

     On January 1, 2007, new authoritative guidance issued by the FASB for the accounting and reporting of uncertain tax positions was adopted. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008	2007

Balance as of January 1	$3,665.0	$3,689.5	$5,008.4
Additions related to current year positions	310.0	269.4	284.5
Additions related to prior year positions	48.9	64.2	187.8
Reductions for tax positions of prior years	(547.4)	(310.5)	(87.0)
Settlements (1)	(321.8)	(38.8)	(1,703.5)
Lapse of statute of limitations	(2.6)	(8.8)	(0.7)

Balance as of December 31	$3,152.1	$3,665.0	$3,689.5

(1)	Reflects the settlement with the Internal Revenue Service in 2007 discussed below.
     If MSD were to recognize the unrecognized tax benefits of $3.2 billion at December 31, 2009, the income tax provision would reflect a favorable net impact of $2.6 billion.
     The amount of unrecognized tax benefits will change in the next 12 months due primarily to the anticipated closure of various tax examinations. MSD estimates that the change could result in a reduction in unrecognized tax benefits of approximately $240 million.
     Interest and penalties associated with uncertain tax positions amounted to a (benefit) expense of $(184) million in 2009, $101 million in 2008 and $270 million in 2007. Liabilities for accrued interest and penalties were $1.1 billion and $1.7 billion as of December 31, 2009 and 2008, respectively.
     As previously disclosed, the Internal Revenue Service (“IRS”) has completed its examination of MSD’s tax returns for the years 1993 to 2001. As a result of the examination, MSD made an aggregate payment of $2.79 billion in February 2007. This payment was offset by (i) a tax refund of $165 million received in 2007 for amounts previously paid for these matters and (ii) a federal tax benefit of approximately $360 million related to interest included in the payment, resulting in a net cash cost to MSD of approximately $2.3 billion in 2007. The impact for years subsequent to 2001 for items reviewed as part of the examination was included in the payment although those years remain open in all other respects. The closing of the IRS examination did not have a material impact on MSD’s results of operations in 2007 as these amounts had been previously accrued for.
     MSD reported the results of the IRS adjustments for the years 1993 through 2001 to various state tax authorities. This resulted in additional tax, as well as interest and penalty payments of $20 million and $9 million, respectively, in 2008 and $57 million and $67 million, respectively, in 2007, and an equivalent reduction in the balances of unrecognized tax benefits, accrued interest and penalties.
     As previously disclosed, in October 2006, the Canada Revenue Agency (“CRA”) issued MSD a notice of reassessment containing adjustments related to certain intercompany pricing matters. In February 2009, MSD and the CRA negotiated a settlement agreement in regard to these matters. In accordance with the settlement, MSD paid an additional tax of approximately $300 million (U.S. dollars) and interest of approximately $360 million (U.S. dollars) with no additional amounts or penalties due on this assessment. The settlement was accounted for in the first quarter of 2009. MSD had previously established reserves for these matters. A significant portion of the taxes paid is expected to be creditable for U.S. tax purposes. The resolution of these matters did not have a material effect on MSD’s financial position or liquidity, other than with respect to the associated collateral as discussed below.
     In addition, in July 2007 and November 2008, the CRA proposed additional adjustments for 1999 and 2000, respectively, relating to other intercompany pricing matters. The adjustments would increase Canadian tax due by approximately $312 million (U.S. dollars) plus $314 million (U.S. dollars) of interest through December 31, 2009. It is possible that the CRA will propose similar adjustments for later years. MSD disagrees with the positions taken by the CRA and believes they are without merit. MSD intends to contest the assessments through the CRA appeals process and the courts if necessary. Management believes that resolution of these matters will not have a material effect on MSD’s financial position or liquidity.
     In connection with the appeals process for the matters discussed above, during 2007, MSD pledged collateral to two financial institutions, one of which provided a guarantee to the CRA and the other to the Quebec Ministry of Revenue representing a portion of the tax and interest assessed. As a result of the settlement noted above, guarantees required to appeal the disputes were reduced or eliminated and approximately $960 million of associated collateral was released. Certain of the cash and investments continue to be collateralized for guarantees required to appeal other Canadian tax disputes. The collateral is included in Deferred income taxes and other current assets and Other assets in the Consolidated Balance Sheet and totaled approximately $290 million and $1.2 billion at December 31, 2009 and 2008, respectively.
     The IRS is examining MSD’s 2002 to 2005 federal income tax returns. In addition, various state and foreign tax examinations are in progress. For most of its other significant tax jurisdictions (both U.S. state and foreign), MSD’s income tax returns are open for examination for the period 1999 through 2009.
     At December 31, 2009, foreign earnings of $25.7 billion have been retained indefinitely by subsidiary companies for reinvestment, therefore no provision has been made for income taxes that would be payable upon the distribution of such earnings. In addition, MSD has subsidiaries operating in Puerto Rico and Singapore under tax incentive grants that begin to expire in 2013.
     At December 31, 2009, Income tax payable includes amounts due to MSD’s Parent Company.
18. Comprehensive Income
     The components of Other comprehensive income (loss) are as follows:

Year Ended December 31, 2009	Pretax	Tax	After Tax

Net unrealized loss on derivatives	$(316.1)	$125.0	$(191.1)
Net loss realization	60.5	(23.9)	36.6

Derivatives	(255.6)	101.1	(154.5)

Net unrealized gain on investments	205.9	(31.2)	174.7
Net gain realization	(230.5)	23.6	(206.9)

Investments	(24.6)	(7.6)	(32.2)

Benefit plan net (loss) gain and prior service cost (credit), net of amortization	347.5	(149.5)	198.0

Cumulative translation adjustment (1)	(23.0)	—	(23.0)

	$44.3	$(56.0)	$(11.7)

Year Ended December 31, 2008

Net unrealized gain on derivatives	$291.0	$(116.0)	$175.0
Net gain realization	(38.8)	15.4	(23.4)

Derivatives	252.2	(100.6)	151.6

Net unrealized loss on investments	(212.9)	79.2	(133.7)
Net loss realization	116.9	(63.7)	53.2

Investments	(96.0)	15.5	(80.5)

Benefit plan net (loss) gain and prior service cost (credit), net of amortization	(2,891.2)	1,129.5	(1,761.7)

Cumulative translation adjustment (1)	(37.2)	—	(37.2)

	$(2,772.2)	$1,044.4	$(1,727.8)

Year Ended December 31, 2007

Net unrealized loss on derivatives	$(50.5)	$20.7	$(29.8)
Net loss realization	43.0	(17.6)	25.4

Derivatives	(7.5)	3.1	(4.4)

Net unrealized gain on investments	106.2	(24.5)	81.7
Net gain realization	(36.1)	12.4	(23.7)

Investments	70.1	(12.1)	58.0

Benefit plan net gain (loss) and prior service cost (credit), net of amortization	387.4	(147.1)	240.3

Cumulative translation adjustment (1)	34.4	9.9	44.3

	$484.4	$(146.2)	$338.2

(1)	Represents cumulative translation adjustments related to equity investees.

     The components of Accumulated other comprehensive loss are as follows:

December 31	2009	2008

Net unrealized (loss) gain on derivatives	$(42.6)	$111.9
Net unrealized gain on investments	30.9	63.1
Pension plan net loss	(2,278.8)	(2,440.7)
Other postretirement benefit plan net loss	(521.4)	(596.5)
Pension plan prior service cost	(20.7)	(26.4)
Other postretirement benefit plan prior service cost	264.3	309.0
Cumulative translation adjustment	2.7	25.7

	$(2,565.6)	$(2,553.9)

19. Related Party Transactions
     As of December 31, 2009, current Receivables from affiliates were $1.0 billion, primarily reflecting a loan receivable from another subsidiary of MSD’s Parent Company of $722 million that is due in October 2010, as well as interest receivables on both the current and non-current Receivables from affiliates. Non-current Receivables from affiliates were $7.1 billion and primarily represented loans receivable from other subsidiaries of MSD’s Parent Company with due dates greater than one year. Receivables from MSD’s Parent Company were $8.8 billion and are reflected as a reduction of shareholder’s equity. Receivables from affiliates and MSD’s Parent Company are largely attributable to the Merger. Payables to affiliates, arising primarily from a cash pooling arrangement between MSD and MSD’s Parent Company, were $859.5 million as of December 31, 2009.
     Subsequent to the Merger, share-based compensation of approximately $84.0 million was incurred by MSD’s Parent Company on behalf of MSD and allocated to MSD. MSD’s Parent Company did not incur any other significant expenses on behalf of MSD. Also subsequent to the Merger, salaries and benefits for executive officers of MSD’s Parent Company of approximately $5 million were incurred at MSD and appropriately allocated to MSD’s Parent Company. MSD and MSD’s Parent Company share certain employees, systems and facilities and MSD provides certain services to MSD’s Parent Company. MSD incurs the majority of these expenses and allocations are made between MSD’s Parent Company and MSD for certain of these expenses, which in the opinion of management are reasonable allocations. Certain expenses benefit both MSD and MSD’s Parent Company and for those expenses, no allocation of expense has been made to MSD’s Parent Company. For the two month period subsequent to the Merger, these costs are not material to MSD or to MSD’s Parent Company.
20. Segment Reporting
     MSD’s Parent Company operations are principally managed on a products basis and are comprised of one reportable segment, which is the Pharmaceutical segment. The Pharmaceutical segment includes human health pharmaceutical and vaccine products marketed either directly or through joint ventures. Human health pharmaceutical products consist of therapeutic and preventive agents, sold by prescription, for the treatment of human disorders. These human health pharmaceutical products are sold primarily to drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. Vaccine products consist of preventive pediatric, adolescent and adult vaccines, primarily administered at physician offices. These human health vaccines are sold primarily to physicians, wholesalers, physician distributors and government entities. A large component of pediatric and adolescent vaccines is sold to the U.S. Centers for Disease Control and Prevention Vaccines for Children program, which is funded by the U.S. government. Segment composition reflects certain managerial changes that have been implemented. Segment disclosures for prior periods have been recast on a comparable basis with 2009. MSD’s Parent Company also has an all other category which includes other non-reportable segments, including animal health and consumer health care, as well as revenue from MSD’s relationship with AZLP. The accounting policies for the segments described above are the same as those described in Note 2.
     Revenues and profits for MSD’s operations within MSD’s Parent Company segments are as follows:

	Pharmaceutical	All Other(1)	Total

Year Ended December 31, 2009

Segment revenues	$22,192.4	$1,470.6	$23,663.0
Segment profits	14,594.6	1,616.0	16,210.6
Included in segment profits:
Equity income from affiliates	1,579.8	751.7	2,331.5
Depreciation and amortization	(92.6)	—	(92.6)

Year Ended December 31, 2008

Segment revenues	$22,081.3	$1,694.1	$23,775.4
Segment profits	14,110.3	1,691.0	15,801.3
Included in segment profits:
Equity income from affiliates	1,655.8	668.4	2,324.2
Depreciation and amortization	(101.4)	—	(101.4)

Year Ended December 31, 2007

Segment revenues	$22,282.8	$1,848.1	$24,130.9
Segment profits	14,558.7	2,027.6	16,586.3
Included in segment profits:
Equity income from affiliates	1,895.9	820.0	2,715.9

Depreciation and amortization	(137.1)	—	(137.1)

(1)	All other for MSD primarily includes revenue and equity income from MSD’s relationship with AZLP and equity income from Merial until its disposition on September 17, 2009.

     Segment profits are comprised of segment revenues less certain elements of materials and production costs and operating expenses, including components of equity income (loss) from affiliates and depreciation and amortization expenses. For internal management reporting presented to the chief operating decision maker, production costs are not allocated, other than standard costs, research and development expenses and general and administrative expenses, as well as the cost of financing these activities. Separate divisions maintain responsibility for monitoring and managing these costs, including depreciation related to fixed assets utilized by these divisions and, therefore, they are not included in segment profits.
     A reconciliation of total segment revenues to consolidated Sales is as follows:

Years Ended December 31	2009	2008	2007

Segment revenues	$23,663.0	$23,775.4	$24,130.9
Other	(19.8)	74.9	66.8

	$23,643.2	$23,850.3	$24,197.7

     Sales of MSD’s products were as follows:

Years Ended December 31	2009	2008	2007

Bone, Respiratory, Immunology and Dermatology
Singulair	$4,659.7	$4,336.9	$4,266.3
Fosamax	1,099.8	1,552.7	3,049.0
Propecia	440.3	429.1	405.4
Arcoxia	357.5	377.3	329.1
Cardiovascular
Vytorin(1)	82.2	84.2	84.3
Zetia(1)	5.2	6.4	6.5
Diabetes and Obesity
Januvia	1,922.1	1,397.1	667.5
Janumet	658.4	351.1	86.4
Infectious Disease
Isentress	751.8	361.1	41.3
Primaxin	688.9	760.4	763.5
Cancidas	616.7	596.4	536.9
Invanz	292.9	265.0	190.2
Crixivan/Stocrin	206.1	275.1	310.2
Mature Brands
Cozaar/Hyzaar	3,560.7	3,557.7	3,350.1
Zocor	558.4	660.1	876.5
Vasotec/Vaseretic	310.8	356.7	494.6
Proscar	290.9	323.5	411.0
Neurosciences and Ophthalmology
Maxalt	574.5	529.2	467.3
Cosopt/Trusopt	503.5	781.2	786.8
Oncology
Emend	313.1	259.7	201.7
Vaccines(2)
ProQuad/M-M-R II/Varivax	1,368.5	1,268.5	1,347.1
Gardasil	1,118.4	1,402.8	1,480.6
RotaTeq	521.9	664.5	524.7
Pneumovax	345.6	249.3	233.2
Zostavax	277.4	312.4	236.0
Other pharmaceutical(3)	667.1	922.9	1,136.6
Other (4)	1,450.8	1,769.0	1,914.9

	$23,643.2	$23,850.3	$24,197.7

(1)	Sales of Zetia and Vytorin reflect MSD’s sales of these products in Latin America which was not part of the MSP Partnership.

(2)	These amounts do not reflect sales of vaccines sold in most major European markets through MSD’s joint venture, Sanofi Pasteur MSD, the results of which are reflected in Equity income from affiliates. These amounts do, however, reflect supply sales to Sanofi Pasteur MSD.

(3)	Other pharmaceutical primarily includes sales of other human pharmaceutical products, including products within the franchises not listed separately.

(4)	Reflects revenue from MSD’s relationship with AZLP primarily relating to sales of Nexium, as well as Prilosec. Revenue from AZLP was $1.4 billion, $1.6 billion and $1.7 billion in 2009, 2008 and 2007, respectively.
     Consolidated revenues by geographic area where derived are as follows:

Years Ended December 31	2009	2008	2007

United States	$13,151.1	$13,370.5	$14,690.9
Europe, Middle East and Africa	5,534.1	5,773.8	5,159.0
Japan	2,215.9	1,823.5	1,533.2
Other	2,742.1	2,882.5	2,814.6

	$23,643.2	$23,850.3	$24,197.7

     A reconciliation of total segment profits to consolidated Income before taxes is as follows:

Years Ended December 31	2009	2008	2007

Segment profits	$16,210.6	$15,801.3	$16,586.3
Other profits	(174.2)	(92.3)	(56.2)
Adjustments	372.0	424.7	367.7
Unallocated:
Interest income	357.1	631.4	741.1
Interest expense	(429.6)	(251.3)	(384.3)
Equity income from affiliates	171.5	236.5	260.6
Depreciation and amortization	(1,569.6)	(1,529.8)	(1,851.0)
Research and development	(5,139.2)	(4,805.3)	(4,882.8)
Gain on Merial divestiture	3,162.5	—	—
Gain on distribution from AstraZeneca LP	—	2,222.7	—
U.S. Vioxx Settlement Agreement charge	—	—	(4,850.0)
Other expenses, net	(2,138.5)	(2,706.2)	(2,439.3)

	$10,822.6	$9,931.7	$3,492.1

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
     Property, plant and equipment, net by geographic area where located is as follows:

December 31	2009	2008	2007

United States	$9,021.3	$9,023.2	$9,249.1
Europe, Middle East and Africa	1,595.8	1,649.0	1,625.0
Japan	183.2	362.0	459.0
Other	852.5	965.4	1,012.9

	$11,652.8	$11,999.6	$12,346.0

     Assets are not disaggregated on a products and services basis for internal management reporting and, therefore, such information is not presented.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of Merck Sharp & Dohme Corp.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, equity and of cash flows present fairly, in all material respects, the financial position of Merck Sharp & Dohme Corp. (the “Company”) and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 17 to the consolidated financial statements, the Company changed the manner in which it accounts for unrecognized tax benefits in 2007.
As discussed in Note 5 to the consolidated financial statements, the Company changed the manner in which it accounts for business combinations in 2009.
As discussed in Note 13 to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interests in 2009.
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
March 29, 2010

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     Not applicable.
Item 9A. Controls and Procedures.
     Management of MSD, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of MSD’s disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Form 10-K, MSD’s Chief Executive Officer and Chief Financial Officer have concluded that MSD’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) are effective.
     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Act. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2009. The effectiveness of MSD’s internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
     In November 2009, MSD and Schering-Plough Corporation completed the Merger. During the 2009 period leading up to the Merger, there were no changes to MSD’s internal controls over financial reporting that were reasonably likely to have a material effect. For the post-Merger period, management maintained the operational integrity of MSD’s legacy controls over financial reporting. To support business integration plans, a process for evaluating and addressing necessary changes to the control environment over financial reporting was adopted. As MSD has previously disclosed, it is in the process of a multi-year implementation of an enterprise wide resource planning system. MSD intends to implement this system in the United States in 2010 and further implementation plans are under revision to address MSD’s requirements. In 2009, MSD entities implemented a worldwide employee data management system. The implementation of this system included modifications to the design and operation of controls validating components of employee master data.
Management’s Report
Management’s Responsibility for Financial Statements
     Responsibility for the integrity and objectivity of MSD’s financial statements rests with management. The financial statements report on management’s stewardship of MSD assets. These statements are prepared in conformity with generally accepted accounting principles and, accordingly, include amounts that are based on management’s best estimates and judgments. Nonfinancial information included in the Annual Report on Form 10-K has also been prepared by management and is consistent with the financial statements.
     To assure that financial information is reliable and assets are safeguarded, management maintains an effective system of internal controls and procedures, important elements of which include: careful selection, training and development of operating and financial managers; an organization that provides appropriate division of responsibility; and communications aimed at assuring that MSD policies and procedures are understood throughout the organization. A staff of internal auditors regularly monitors the adequacy and application of internal controls on a worldwide basis.
     To ensure that personnel continue to understand the system of internal controls and procedures, and policies concerning good and prudent business practices, MSD periodically conducts the Management’s Stewardship Program for key management and financial personnel. This program reinforces the importance and understanding of internal controls by reviewing key corporate policies, procedures and systems. In addition, MSD has compliance programs, including an ethical business practices program to reinforce MSD’s long-standing commitment to high ethical standards in the conduct of its business.
     The financial statements and other financial information included in the Annual Report on Form 10-K fairly present, in all material respects, MSD’s financial condition, results of operations and cash flows.

Management’s Report on Internal Control Over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. MSD’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2009.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     The effectiveness of MSD’s internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Richard T. Clark	Peter N. Kellogg
Chairman, President	Executive Vice President
and Chief Executive Officer	and Chief Financial Officer
Item 9B. Other Information.
     None.
PART III
Item 10. Directors, Executive officers and Corporate Governance
     Omitted in accordance with General Instruction I of Form 10-K.
Item 11. Executive Compensation
     Omitted in accordance with General Instruction I of Form 10-K.
Item 12.
     Omitted in accordance with General Instruction I of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     Omitted in accordance with General Instruction I of Form 10-K.

Item 14. Principal Accountant Fees and Services.
Fees for Services Provided by Independent Registered Public Accounting Firm
     Fees for all services provided by PricewaterhouseCoopers LLP (“PwC”), MSD’s independent auditors, for fiscal years 2009 and 2008 are as follows:
Audit Fees
     Fees for services for fiscal years 2009 and 2008 related to the annual financial statement audits, the audits of effectiveness of internal control over financial reporting, reviews of quarterly financial statements filed in the reports on Form 10-Q, and statutory audits, approximated $14.2 million and $14.7 million, respectively.
Audit-Related Fees
     Fees for audit-related services for fiscal years 2009 and 2008, primarily related to employee benefit plan audits, other audit-related reviews, agreed-upon procedures and SAP pre-implementation review procedures, approximated $2.3 million and $2.1 million, respectively.
Tax Fees
     Fees for tax services for fiscal years 2009 and 2008 approximated $0.8 million and $0.8 million, respectively.
All Other Fees
     Fees for other services for fiscal years 2009 and 2008 approximated $1.6 million and $1.0 million, respectively.
     None of the services provided by PwC for fiscal years 2009 and 2008 were approved by the Audit Committee pursuant to the waiver of pre-approval provisions set forth in the applicable rules of the Securities and Exchange Commission.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
     (a) The following documents are filed as part of this Form 10-K
     1. Financial Statements
Consolidated statement of income for the years ended December 31, 2009, 2008 and 2007

Consolidated balance sheet as of December 31, 2009 and 2008

Consolidated statement of stockholders’ equity for the years ended December 31, 2009, 2008 and 2007

Consolidated statement of cash flows for the years ended December 31, 2009, 2008 and 2007

Notes to consolidated financial statements

Report of PricewaterhouseCoopers LLP, independent registered public accounting firm

     2. Financial Statement Schedules
Merck/Schering-Plough Cholesterol Partnership Combined Financial Statements
Merck/Schering-Plough Cholesterol Partnership
Combined Statement of Net Sales and Contractual Expenses
Year Ended December 31, 2009
($ in millions, unaudited)

Net sales	$4,128

Cost of sales	173
Selling, general and administrative	798
Research and development	203

1,174

Income from operations	$2,954

The accompanying notes are an integral part of this combined financial statement.

Merck/Schering-Plough Cholesterol Partnership
Combined Balance Sheet
December 31, 2009
($ in millions, unaudited)

Assets

Cash and cash equivalents	$11
Accounts receivable, net	337
Receivable from MSD, net	64
Inventories	84
Prepaid expenses and other assets	10

Total assets	$506

Liabilities and Partners’ Capital

Rebates payable	$259
Payable to New Merck, net	119
Accrued expenses and other liabilities	54

Total liabilities	432
Commitments and contingent liabilities (notes 3 and 5)
Partners’ capital	74

Total liabilities and Partners’ capital	$506

The accompanying notes are an integral part of this combined financial statement.

Merck/Schering-Plough Cholesterol Partnership
Combined Statement of Cash Flows
Year Ended December 31, 2009
($ in millions, unaudited)

Operating Activities:
Income from operations	$2,954
Adjustments to reconcile income from operations to net cash provided by operating activities:
Accounts receivable, net	(26)
Inventories	(5)
Prepaid expenses and other assets	4
Rebates payable	(4)
Payable to Partners, net	(126)
Accrued expenses and other liabilities	10
Non-cash charges	51

Net cash provided by operating activities	2,858

Financing Activities:
Contributions from Partners	438
Distributions to Partners	(3,489)

Net cash used for financing activities	(3,051)

Net decrease in cash and cash equivalents	(193)
Cash and cash equivalents, beginning of period	204

Cash and cash equivalents, end of period	$11

The accompanying notes are an integral part of this combined financial statement.

Merck/Schering-Plough Cholesterol Partnership
Combined Statement of Partners’ Capital (Deficit)
($ in millions)

	New Merck	MSD	Total

Balance, January 1, 2009	$9	$111	$120
Contributions from Partners (unaudited)	158	280	438
Income from operations (unaudited)	1,478	1,476	2,954
Distributions to Partners (unaudited)	(1,693)	(1,745)	(3,438)

Balance, December 31, 2009 (unaudited)	$(48)	$122	$74

The accompanying notes are an integral part of this combined financial statement.

Merck/Schering-Plough Cholesterol Partnership
Notes to Combined Financial Statements
(unaudited)
1. Description of Business and Basis of Presentation
Overview
     On November 3, 2009, Merck & Co., Inc. (“MSD”) and Schering-Plough Corporation (“Schering-Plough”) completed their previously-announced merger (the “Merger”). In the Merger, Schering-Plough acquired all of the shares of MSD, which became a wholly-owned subsidiary of Schering-Plough and was renamed Merck Sharp & Dohme Corp. Schering-Plough continued as the surviving public company and was renamed Merck & Co., Inc. (“New Merck”).
     Upon consummation of the Merger, New Merck obtained a controlling interest in the Merck/Schering-Plough Cholesterol Partnership (the “Partnership”) and it is now owned 100% by New Merck.
Description of Business
     In May 2000, MSD and Schering-Plough (collectively the “Partners”) entered into agreements (the “Agreements”) to jointly develop and market in the United States, Schering-Plough’s then investigational cholesterol absorption inhibitor (“CAI”) ezetimibe (marketed today in the United States as ZETIA and as EZETROL in most other countries) (the “Cholesterol Collaboration”) and a fixed-combination tablet containing the active ingredients montelukast sodium and loratadine (the “Respiratory Collaboration”). New Merck sells montelukast sodium, a leukotriene receptor antagonist, as SINGULAIR and loratadine, an antihistamine, as CLARITIN, both of which are indicated for the relief of symptoms of allergic rhinitis. The Respiratory Collaboration was terminated in 2008 in accordance with the applicable agreements, following the receipt of a not-approvable letter from the U.S. Food and Drug Administration (“FDA”) for the fixed-combination tablet.
     The Cholesterol Collaboration is formally referred to as the Merck/Schering-Plough Cholesterol Partnership. In December 2001, the Cholesterol Collaboration Agreements were expanded to include all countries of the world, except Japan. The Cholesterol Collaboration Agreements provide for ezetimibe to be developed and marketed in the following forms:
•	Ezetimibe, a once daily CAI, non-statin cholesterol reducing medicine used alone or co-administered with any statin drug, and
•	Ezetimibe and simvastatin (MSD’s existing ZOCOR statin cholesterol modifying medicine) combined into one tablet (marketed today in the United States as VYTORIN and as INEGY in most other countries).
     VYTORIN and ZETIA were approved by the FDA in July 2004 and October 2002, respectively. Together, these products, whether marketed as VYTORIN, ZETIA or under other trademarks locally, are referred to as the “Cholesterol Products.”
     Under the Cholesterol Collaboration Agreements, New Merck established jointly-owned, limited purpose legal entities based in Canada and the United States through which to carry out the contractual activities of the Partnership in these countries. An additional jointly-owned, limited purpose legal entity based in Singapore was established to own the rights to the intellectual property and to fund and oversee research and development and manufacturing activities of the Cholesterol Collaboration. In all other markets except Latin America, subsidiaries of New Merck perform marketing activities for the Cholesterol Products under contract with the Partnership. These legal entity and subsidiary operations are collectively referred to as the “Combined Companies.” In Latin America, the Partnership sells directly to New Merck’s Latin American subsidiaries. Consequently, selling, promotion and distribution activities for the Cholesterol Products within Latin America are not included in the results of the Combined Companies.
     The Partnership is substantially reliant on the infrastructures of the Partners. There are a limited number of employees of the legal entities of the Partnership and most activities are performed by employees of the Partners under service agreements with the Partnership. Profits, which are shared by the Partners under differing arrangements in countries around the world, are generally defined as net sales minus (1) agreed upon manufacturing costs and expenses incurred by the Partners and invoiced to the Partnership, (2) direct promotion expenses incurred by the Partners and invoiced to the Partnership, (3) expenses for a limited specialty sales force in the United States incurred by the Partners and invoiced to the Partnership, and certain amounts for sales force physician detailing of the Cholesterol Products in the United States, Puerto

Rico, Canada and Italy, (4) administration expenses based on a percentage of Cholesterol Product net sales, which are invoiced by one of the Partners, and (5) other costs and expenses incurred by the Partners that were not contemplated when the Cholesterol Collaboration Agreements were entered into but that were subsequently agreed to by both Partners. Agreed upon research and development expenses incurred by the Partners and invoiced to the Partnership are shared equally by the Partners.
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
Basis of Presentation
     The accompanying combined balance sheet and combined statements of net sales and contractual expenses, cash flows and partners’ capital (deficit) include the Cholesterol and Respiratory Collaboration activities of the Combined Companies. The Respiratory Collaboration activities primarily pertained to clinical development work and pre-launch marketing activities. Spending on respiratory-related activities ceased in 2008 following termination of the collaboration.
     Net sales include the net sales of the Cholesterol Products sold by the Combined Companies. Expenses include amounts that the Partners have contractually agreed to directly invoice to the Partnership, or are shared through the contractual profit sharing arrangements between the Partners, as described above.
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
     The amounts presented in these combined financial statements exclude all purchase accounting impacts resulting from the Merger.
     Under the Cholesterol Collaboration Agreements, certain activities are charged to the Partnership by the Partners based on contractually agreed upon allocations of Partner incurred expenses as described below. In the opinion of management, any allocations of expenses described below are made on a basis that reasonably reflects the actual level of support provided. All other expenses are expenses of the Partners and are reflected in their separate consolidated financial statements.
     As described above, the profit sharing arrangements under the Cholesterol Collaboration Agreements provide that only certain Partner-incurred costs and expenses be invoiced to the Partnership by the Partners and therefore become part of the profit sharing calculation. The following paragraphs list the typical categories of costs and expenses that are generally incurred in the discovery, development, manufacture, distribution and marketing of the Cholesterol Products and provide a description of how such costs and expenses are treated in the accompanying combined statement of net sales and contractual expenses, and in determining profits under the contractual agreements.
•	Manufacturing costs and expenses — All contractually agreed upon manufacturing plant costs and expenses incurred by the Partners related to the manufacture of the Cholesterol Products are included as Cost of sales in the accompanying combined statement of net sales and contractual expenses, including direct production costs, certain production variances, expenses for plant services and administration, warehousing, distribution, materials management, technical services, quality control, and asset utilization. All other manufacturing costs and expenses incurred by the Partners not agreed to be included in the determination of profits under the contractual agreements are not invoiced to the Partnership and, therefore, are excluded from the accompanying combined financial statements. These costs and expenses include, but are not limited to, yield gains and losses in excess of jointly agreed upon yield rates and excess/idle capacity of manufacturing plant assets.
•	Direct promotion expenses — Direct promotion represents direct and identifiable out-of-pocket expenses incurred by the Partners on behalf of the Partnership including, but not limited to, contractually agreed upon expenses related to market research, detailing aids, agency fees, direct-to-consumer advertising, meetings and symposia, trade programs, launch meetings, special sales force incentive programs and product samples. All such contractually agreed upon expenses are included in Selling, general and administrative in the accompanying combined statement of net sales and contractual expenses. All other promotion expenses incurred by the Partners not agreed to be included in the determination of profits under the contractual agreements are excluded from the accompanying combined financial statements.
•	Selling expenses — In the United States, Canada, Puerto Rico and other markets outside the United States (primarily Italy), the general sales forces of the Partners provide a majority of the physician detail activity at an agreed upon cost which is included in Selling, general and administrative in the accompanying combined statement of net sales and contractual expenses. In addition, the agreed upon costs of a limited specialty sales force for the United States market that calls on opinion leaders in the field of cholesterol medicine are also included in Selling, general and administrative. All other selling expenses incurred by the Partners not agreed to be included in the determination of profits under the contractual agreements are excluded from the accompanying combined financial statements. These expenses include the total costs of the general sales forces of the Partners detailing the Cholesterol Products in most countries other than the United States, Canada, Puerto Rico and Italy.
•	Administrative expenses — Administrative support is primarily provided by one of the Partners. The contractually agreed upon expenses for support are determined based on a percentage of the net sales of the Cholesterol Products. Such amounts are included in Selling, general and administrative in the accompanying combined statement of net sales and contractual expenses. Selected contractually agreed upon direct costs of employees of the Partners for support services and out-of-pocket expenses incurred by the Partners on behalf of the Partnership are also included in Selling, general and administrative. All other expenses incurred by the Partners not agreed to be included in the determination of profits under the contractual agreements are excluded from the accompanying combined financial statements. These expenses include, but are not limited to, certain U.S. managed care services, Partners’ subsidiary management in most international markets, and other indirect expenses such as corporate overhead and interest.
•	Research and development (“R&D”) expenses — R&D activities are performed by the Partners and agreed upon costs and expenses are invoiced to the Partnership. These agreed upon expenses generally represent an allocation of each Partner’s estimate of full time equivalents devoted to pre-clinical and post-marketing clinical development and regulatory activities and include grants and other third-party expenses. These contractually agreed upon allocated costs are included in Research and development in the accompanying combined statement of net sales and contractual expenses. All other R&D costs that are incurred by the Partners but not jointly agreed upon, are excluded from the accompanying combined financial statements.
2. Summary of Significant Accounting Policies
Principles of Combination
     The accompanying combined balance sheet and combined statement of net sales and contractual expenses, cash flows and partners’ capital (deficit) include the Cholesterol and Respiratory Collaboration activities of the Combined Companies. Interpartnership balances and profits are eliminated.
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
Cash and Cash Equivalents
     Cash and cash equivalents primarily consist of highly liquid money market instruments with original maturities of less than three months. In 2009, the Partnership changed certain cash management practices, increasing the amount of cash distributed to the Partners. The Partnership’s cash, which is primarily invested in highly liquid money market instruments, is used to fund trade obligations coming due in the month and for distributions to the Partners. Interest income earned on cash and cash equivalents is reported as a reduction to Selling, general and administrative in the accompanying combined statement of net sales and contractual expenses and amounted to $1 million in 2009.
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
     Net sales of VYTORIN/INEGY and ZETIA/EZETROL for the year ended December 31, 2009 are:

$ in millions
Vytorin/Inegy	$2,060
Zetia/Ezetrol	2,068

Total	$4,128

     In the United States, sales discounts are issued to customers as direct discounts at the point-of-sale or indirectly through an intermediary wholesale purchaser, known as chargebacks, or indirectly in the form of rebates. Additionally, sales are generally made with a limited right of return under certain conditions. Sales are recorded net of provisions for sales discounts and returns for which reliable estimates can be made at the time of sale. Reserves for chargebacks, discounts and returns and allowances are reflected as a direct reduction to accounts receivable and amounted to $44 million at December 31, 2009. Accruals for rebates are reflected as Rebates payable, shown separately in the combined balance sheet.
Income Taxes
     Generally, taxable income or losses of the Partnership are allocated to the Partners and included in each Partner’s income tax return. In some states and other jurisdictions, the Partnership is subject to an income tax, which is included in the combined financial statements and shared between the Partners. Except for these income taxes, which are not significant to the combined financial statements, no provision has been made for federal, foreign or state income taxes. At December 31, 2009, the Partnership had $52 million of deferred tax assets comprised solely of net operating loss carryforwards (“NOLs”) generated by a branch of a legal entity of the Partnership. These NOLs expire between 2010 and 2016, and carry a full valuation allowance.
Concentrations of Credit Risk & Segment Information
     The Partnership’s concentrations of credit risk consist primarily of accounts receivable. The Partnership does not normally require collateral or other security to support credit sales. Bad debts for the year ended December 31, 2009 have been minimal. At December 31, 2009, three customers each represented 28%, 16% and 10% of Accounts receivable, net. The same three customers each accounted for more than 10% of Net sales in 2009 as shown in the table below.

Percent of
Net Sales
McKesson Drug Company	23%
Cardinal Health, Inc.	20%
Amerisourcebergen Corp.	16%
     The Partnership derived approximately 61% of its combined Net sales from the United States in 2009.

3. Inventories
     Inventories at December 31, 2009 consisted of:

$ in millions
Finished goods	$32
Raw materials and work in process	52

Total	$84

     The Partnership has entered into long-term agreements with the Partners for the supply of active pharmaceutical ingredients (“API”) and for the formulation and packaging of the Cholesterol Products at an agreed upon cost. In connection with these supply agreements, the Partnership has entered into capacity agreements under which the Partnership has committed to take a specified annual minimum supply of API and formulated tablets or pay a penalty. These capacity agreements are in effect for a period of seven years following the first full calendar year of commercial sales of API to the Partnership and formulation on behalf of the Partnership by one of the Partners and expire in 2009 for API and 2011 for formulation. The Partnership had no payment obligation under the capacity agreements at December 31, 2009.
4. Related Party Transactions
     The Partnership receives substantially all of its goods and services, including pharmaceutical product, manufacturing services, sales force services, administrative services and R&D services, from the Partners. The Partnership had a net receivable from MSD for these services of $64 million at December 31, 2009. The Partnership had a net payable to New Merck for these services of $119 million at December 31, 2009.
     Selling, general and administrative expense includes contractually defined costs for physician detailing provided by New Merck and MSD of $122 million and $122 million each, in 2009, net of an underperformance penalty incurred by MSD of $38 million. These expenses are not necessarily reflective of the actual cost of the Partners’ sales efforts in the countries in which the amounts are contractually defined. Included in these amounts are $51 million in 2009 relating to contractually defined costs of physician detailing in Italy. These amounts were not invoiced or paid by the Partnership to the Partners, but are a component of the profit sharing calculation.
     Cost of sales and selling, general and administrative expense also include contractually defined costs for distribution and administrative services provided by the Partners of $37 million in 2009. These amounts are not necessarily reflective of the actual costs for such distribution and administrative services.
     The Partnership also sells Cholesterol Products directly to the Partners, principally to the Partners’ affiliates in Latin America. In Latin America, the Partners purchase Cholesterol Products from the Partnership and sell directly to third parties. Sales to the Partners are included in Net sales at their invoiced price in the accompanying combined statement of net sales and contractual expenses and totaled $85 million in 2009.
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
     In February 2007, Schering-Plough received a notice from Glenmark Pharmaceuticals Inc. USA (“Glenmark”), a generic pharmaceutical company, indicating that it had filed an Abbreviated New Drug Application (“ANDA”) for a generic form of ZETIA and that it is challenging the U.S. patents that are listed for ZETIA. In March 2007, Schering-Plough and the Partnership filed a patent infringement suit against Glenmark and its parent company. The lawsuit automatically stays FDA approval of Glenmark’s ANDA until the earlier of October 2010 or an adverse court decision, if any. The trial in this matter is scheduled to commence on May 3, 2010.

     New Merck and the Partnership intend to vigorously defend its patents, which they believe are valid, against infringement by generic companies attempting to market products prior to the expiration dates of such patents. As with any litigation, there can be no assurances of the outcomes which, if adverse, could result in significantly shortened periods of exclusivity.
     In November 2009, New Merck received notice from Mylan that it filed an ANDA for ezetimibe/simvastatin and that it was challenging two patents listed in the FDA Orange Book for VYTORIN. On December 16, 2009, New Merck filed a patent infringement suit against Mylan. The lawsuit automatically stays FDA approval of Mylan’s ANDA until May 2012 or until an adverse court decision, if any, whichever may occur earlier.
     As previously disclosed, in January 2008, the Partners announced the results of the Effect of Combination Ezetimibe and High-Dose Simvastatin vs. Simvastatin Alone on the Atherosclerotic Process in Patients with Heterozygous Familial Hypercholesterolemia (“ENHANCE”) clinical trial, an imaging trial in 720 patients with heterozygous familial hypercholesterolemia, a rare genetic condition that causes very high levels of LDL “bad” cholesterol and greatly increases the risk for premature coronary artery disease. As previously reported, despite the fact that ezetimibe/simvastatin 10/80 mg (VYTORIN) significantly lowered LDL “bad” cholesterol more than simvastatin 80 mg alone, there was no significant difference between treatment with ezetimibe/simvastatin and simvastatin alone on the pre-specified primary endpoint, a change in the thickness of carotid artery walls over two years as measured by ultrasound. The Improved Reduction in High-Risk Subjects Presenting with Acute Coronary Syndrome (“IMPROVE-IT”) trial is underway and is designed to provide cardiovascular outcomes data for ezetimibe/simvastatin in patients with acute coronary syndrome. No incremental benefit of ezetimibe/simvastatin on cardiovascular morbidity and mortality over and above that demonstrated for simvastatin has been established. In January 2009, the FDA announced that it had completed its review of the final clinical study report of ENHANCE. The FDA stated that the results from ENHANCE did not change its position that an elevated LDL cholesterol is a risk factor for cardiovascular disease and that lowering LDL cholesterol reduces the risk for cardiovascular disease.
     On July 21, 2008, efficacy and safety results from the Simvastatin and Ezetimibe in Aortic Stenosis (“SEAS”) study were announced. SEAS was designed to evaluate whether intensive lipid lowering with VYTORIN 10/40 mg would reduce the need for aortic valve replacement and the risk of cardiovascular morbidity and mortality versus placebo in patients with asymptomatic mild to moderate aortic stenosis who had no indication for statin therapy. VYTORIN failed to meet its primary end point for the reduction of major cardiovascular events. In the study, patients in the group who took VYTORIN 10/40 mg had a higher incidence of cancer than the group who took placebo. There was also a nonsignificant increase in deaths from cancer in patients in the group who took VYTORIN versus those who took placebo. Cancer and cancer deaths were distributed across all major organ systems. The Partners and the Partnership believe the cancer finding in SEAS is likely to be an anomaly that, taken in light of all the available data, does not support an association with VYTORIN. In August 2008, the FDA announced that it was investigating the results from the SEAS trial. In December 2009, the FDA announced that it had completed its review of the data from the SEAS trial as well as a review of interim data from the Study of Heart and Renal Protection (“SHARP”) and IMPROVE-IT trials. Based on currently available information, the FDA indicated it believed it is unlikely that VYTORIN or ZETIA increase the risk of cancer-related death. The SHARP trial is expected to be completed in 2010. The IMPROVE-IT trial is scheduled for completion in 2013. In the IMPROVE-IT trial, recently approximately 50% of the endpoints were accrued and a blinded interim efficacy analysis was conducted by the Data Safety Monitoring Board (“DSMB”) for the trial. After performing the analysis the DSMB approved continuing the study.
     The Partners are committed to working with regulatory agencies to further evaluate the available data and interpretations of those data; however, the Partners do not believe that changes in the clinical use of VYTORIN are warranted.
     As previously disclosed, since December 2007, MSD and New Merck have received several letters addressed to both companies from the House Committee on Energy and Commerce, its Subcommittee on Oversight and Investigations (“O&I”), and the Ranking Minority Member of the Senate Finance Committee, collectively seeking a combination of witness interviews, documents and information on a variety of issues related to the ENHANCE clinical trial, the sale and promotion of VYTORIN, as well as sales of stock by corporate officers. In addition, as previously disclosed, since August 2008, the Partners have received three additional letters from O&I, including one dated February 19, 2009, seeking certain information and documents related to the SEAS clinical trial. Also, as previously disclosed, the Partners and the Partnership have received subpoenas from the New York State Attorney General’s Office and a letter from the Connecticut Attorney General seeking similar information and documents, and on July 15, 2009, the Partners and the Partnership announced that they reached a civil settlement with the Attorneys General representing 35 states and the District of Columbia to resolve a previously disclosed investigation by that group into whether the Partners and the Partnership violated state consumer protection laws when marketing Vytorin and Zetia. As part of the settlement, the Partners and the Partnership agreed to reimburse the investigative costs of the 35 states and the District of Columbia which totaled $5.4 million, and to make voluntary assurances of compliance related to the promotion of Vytorin and Zetia, including agreeing to continue to comply with the Food, Drug and Cosmetic Act, the U.S. Food and Drug Administration Amendments Act, and other laws requiring the truthful and non-misleading marketing of pharmaceutical products. The settlement did not include any admission of misconduct or liability by the Partners and the Partnership. Furthermore, as previously disclosed, in September 2008, the Partners and the Partnership received letters from the Civil Division of the DOJ informing them that the DOJ is investigating whether their conduct relating to the promotion of Vytorin caused false claims to be submitted to federal health care programs. The Partners and the Partnership are cooperating with these investigations and responding to the inquiries.
     As previously disclosed, the Partners and the Partnership have become aware of or been served with approximately 145 civil class action lawsuits alleging common law and state consumer fraud claims in connection with the Partnership’s sale and promotion of VYTORIN and ZETIA. Certain of those lawsuits allege personal injuries and/or seek medical monitoring. The lawsuits against the Partners were consolidated in a single multi-district litigation docket before Judge Cavanaugh of the District of New Jersey, In re Vytorin/Zetia Marketing Sales Practices and Products Liability Litigation. On August 5, 2009, the Partners jointly announced that their cholesterol joint venture, entered into agreements to resolve, for a total fixed amount of $41.5 million, these civil class action lawsuits. The Partnership recorded these charges in the second quarter of 2009. On February 9, 2010, Judge Cavanaugh granted final approval of the settlements.

Merck/Schering-Plough Cholesterol Partnership
Combined Statements of Net Sales and Contractual Expenses
Years Ended December 31,
($ in millions)

	2008	2007

Net sales	$4,561	$5,186

Cost of sales	176	216
Selling, general and administrative	1,062	1,151
Research and development	168	156

	1,406	1,523

Income from operations	$3,155	$3,663

Merck/Schering-Plough Cholesterol Partnership
Combined Balance Sheet
December 31,
($ in millions)

2008

Assets
Cash and cash equivalents	$204
Accounts receivable, net	311
Inventories	79
Prepaid expenses and other assets	14

Total assets	$608

Liabilities and Partners’ Capital
Rebates payable	$263
Payable to Merck, net	81
Payable to Schering-Plough, net	100
Accrued expenses and other liabilities	44

Total liabilities	488
Commitments and contingent liabilities (notes 3 and 5)
Partners’ capital	120

Total liabilities and Partners’ capital	$608

The accompanying notes are an integral part of these combined financial statements.

Merck/Schering-Plough Cholesterol Partnership
Combined Statements of Cash Flows
Years Ended December 31,
($ in millions)

	2008	2007

Operating Activities:
Income from operations	$3,155	$3,663
Adjustments to reconcile income from operations to net cash provided by operating activities:
Accounts receivable, net	91	(109)
Inventories	26	(18)
Prepaid expenses and other assets	2	(2)
Rebates payable	(114)	106
Payable to Merck and Schering-Plough, net	(53)	1
Accrued expenses and other liabilities	(1)	38
Non-cash charges	68	60

Net cash provided by operating activities	3,174	3,739

Financing Activities:
Contributions from Partners	407	722
Distributions to Partners	(3,868)	(4,006)

Net cash used for financing activities	(3,461)	(3,284)

Net increase/(decrease) in cash and cash equivalents	(287)	455
Cash and cash equivalents, beginning of period	491	36

Cash and cash equivalents, end of period	$204	$491

The accompanying notes are an integral part of these combined financial statements.

Merck/Schering-Plough Cholesterol Partnership
Combined Statements of Partners’ Capital (Deficit)
($ in millions)

	Schering-
	Plough	Merck	Total

Balance, January 1, 2007	2	(83)	(81)
Contributions from Partners	276	506	782
Income from operations	1,831	1,832	3,663
Distributions to Partners	(1,944)	(2,062)	(4,006)

Balance, December 31, 2007	165	193	358
Contributions from Partners	143	264	407
Income from operations	1,665	1,490	3,155
Distributions to Partners	(1,964)	(1,836)	(3,800)

Balance, December 31, 2008	$9	$111	$120

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
Basis of Presentation
     The accompanying combined balance sheet and combined statements of net sales and contractual expenses, cash flows and partners’ capital (deficit) include the Cholesterol and Respiratory Collaboration activities of the Combined Companies. The Respiratory Collaboration activities primarily pertained to clinical development work and pre-launch marketing activities. Spending on respiratory-related activities ceased in 2008 following termination of the collaboration, and is not material to the income from operations in any of the years presented.
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
2. Summary of Significant Accounting Policies
Principles of Combination
     The accompanying combined balance sheet and combined statements of net sales and contractual expenses, cash flows and partners’ capital (deficit) include the Cholesterol and Respiratory Collaboration activities of the Combined Companies. Interpartnership balances and profits are eliminated.
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
Cash and Cash Equivalents
     Cash and cash equivalents primarily consist of highly liquid money market instruments with original maturities of less than three months. In 2007, the Partnership changed certain cash management practices, increasing the amount of cash held by the Partnership. The Partnership’s cash, which is primarily invested in highly liquid money market instruments, is used to fund trade obligations coming due in the month and for distributions to the Partners. Interest income earned on cash and cash equivalents is reported as a reduction to Selling, general and administrative in the accompanying combined statements of net sales and contractual expenses and amounted to $10 million and $8 million in 2008 and 2007, respectively.

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
     Net sales of VYTORIN/INEGY and ZETIA/EZETROL for the years ended December 31 are as follows:

$ in millions	2008	2007

Vytorin/Inegy	$2,360	$2,779
Zetia/Ezetrol	2,201	2,407

Total	$4,561	$5,186

     In the United States, sales discounts are issued to customers as direct discounts at the point-of-sale or indirectly through an intermediary wholesale purchaser, known as chargebacks, or indirectly in the form of rebates. Additionally, sales are generally made with a limited right of return under certain conditions. Sales are recorded net of provisions for sales discounts and returns for which reliable estimates can be made at the time of sale. Reserves for chargebacks, discounts and returns and allowances are reflected as a direct reduction to accounts receivable and amounted to $34 million at December 31, 2008. Accruals for rebates are reflected as Rebates payable, shown separately in the combined balance sheet.
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
Concentrations of Credit Risk & Segment Information
     The Partnership’s concentrations of credit risk consist primarily of accounts receivable. The Partnership does not normally require collateral or other security to support credit sales. Bad debts for the years ended December 31, 2008 and 2007 have been minimal. At December 31, 2008, three customers each represented 25%, 19% and 17% of Accounts receivable, net. The same three customers each accounted for more than 10% of Net sales as shown in the table below.

	Percent of Net Sales
	2008	2007

McKesson Drug Company	24%	28%
Cardinal Health, Inc.	21%	26%
Amerisourcebergen Corp.	16%	17%
     The Partnership derived approximately 65% and 75% of its combined Net sales from the United States in 2008 and 2007, respectively.

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
3. Inventories
     Inventories at December 31 consisted of:

$ in millions	2008

Finished goods	$31
Raw materials and work in process	48

Total	$79

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
4. Related Party Transactions
     The Partnership receives substantially all of its goods and services, including pharmaceutical product, manufacturing services, sales force services, administrative services and R&D services, from its Partners. The Partnership had a net payable to Merck and Schering-Plough for these services of $81 million and $100 million, respectively, at December 31, 2008.
     Selling, general and administrative expense includes contractually defined costs for physician detailing provided by Schering-Plough and Merck of $223 million and $201 million, respectively, in 2008 and $242 million and $197 million, respectively, in 2007. These expenses are not necessarily reflective of the actual cost of the Partners’ sales efforts in the countries in which the amounts are contractually defined. Included in these amounts are $68 million and $60 million in 2008 and 2007, respectively, relating to contractually defined costs of physician detailing in Italy. These amounts were not invoiced or paid by the Partnership to the Partners, but are a component of the profit sharing calculation.
     Cost of sales and selling, general and administrative expense also include contractually defined costs for distribution and administrative services provided by Merck and Schering-Plough of $39 million and $34 million in 2008 and 2007, respectively. These amounts are not necessarily reflective of the actual costs for such distribution and administrative services.
     The Partnership also sells Cholesterol Products directly to the Partners, principally to Merck and Schering-Plough affiliates in Latin America. In Latin America, where the Partners compete with one another in the cholesterol market, Merck and Schering-Plough purchase Cholesterol Products from the Partnership and sell directly to third parties. Sales to the Partners are included in Net sales at their invoiced price in the accompanying combined statements of net sales and contractual expenses and totaled $74 million and $82 million in 2008 and 2007, respectively.
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

INDEPENDENT AUDITORS’ REPORT
The Partners of the Merck/Schering-Plough Cholesterol Partnership
We have audited the accompanying combined balance sheet of the Merck/Schering-Plough Cholesterol Partnership (the “Partnership”) as of December 31, 2008, as described in Note 1, and the related combined statements of net sales and contractual expenses, partners’ capital (deficit) and cash flows, as described in Note 1, for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the management of the Partnership, Merck & Co., Inc., and Schering-Plough Corporation. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Merck/Schering-Plough Cholesterol Partnership, as described in Note 1, as of December 31, 2008, and the combined results of its net sales and contractual expenses and its combined cash flows, as described in Note 1, for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
Deloitte & Touche LLP
Parsippany, New Jersey
February 26, 2009

          Schedules other than those listed above have been omitted because they are either not required or not applicable.
     Financial statements of other affiliates carried on the equity basis have been omitted because, considered individually or in the aggregate, such affiliates do not constitute a significant subsidiary.
     3. Exhibits

Exhibit
Number		Description
2.1	—	Master Restructuring Agreement dated as of June 19, 1998 between Astra AB, Merck & Co., Inc., Astra Merck Inc., Astra USA, Inc., KB USA, L.P., Astra Merck Enterprises, Inc., KBI Sub Inc., Merck Holdings, Inc. and Astra Pharmaceuticals, L.P. (Portions of this Exhibit are subject to a request for confidential treatment filed with the Commission) — Incorporated by reference to MSD’s Form 10-Q Quarterly Report for the period ended June 30, 1998

2.2	—	Agreement and Plan of Merger by and among Merck & Co., Inc., Schering-Plough Corporation, Blue, Inc. and Purple, Inc. dated as of March 8, 2009 — Incorporated by reference to Schering-Plough’s Current Report on Form 8-K filed March 11, 2009

2.3	—	Share Purchase Agreement, dated July 29, 2009, by and among Merck & Co., Inc., Merck SH Inc., Merck Sharp & Dohme (Holdings) Limited and sanofi-aventis — Incorporated by reference to MSD’s Current Report on Form 8-K dated July 31, 2009

3.1	—	Amended and Restated Certificate of Incorporation of Merck Sharp & Dohme Corp. (November 23, 2009)

3.2	—	By-Laws of Merck Sharp & Dohme Corp. (effective November 3, 2009) — Incorporated by reference to MSD’s Current Report on Form 8-K dated November 4, 2009

4.1	—	Indenture, dated as of April 1, 1991, between Merck & Co., Inc. and Morgan Guaranty Trust Company of New York, as Trustee — Incorporated by reference to Exhibit 4 to MSD’s Registration Statement on Form S-3 (No. 33-39349)

4.2	—	First Supplemental Indenture between Merck & Co., Inc. and First Trust of New York, National Association, as Trustee — Incorporated by reference to Exhibit 4(b) to MSD’s Registration Statement on Form S-3 (No. 333-36383)

4.3	—	Second Supplemental Indenture, dated November 3, 2009, among Merck Sharp & Dohme Corp., Merck & Co., Inc. and U.S. Bank Trust National Association, as Trustee — Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed November 4, 2009

4.4	—	1.875% Notes due 2011 Officers’ Certificate of MSD dated June 25, 2009, including form of the 2011 Notes — Incorporated by reference to MSD’s Current Report on Form 8-K dated June 25, 2009

4.5	—	4.000% Notes due 2015 Officers’ Certificate of MSD dated June 25, 2009, including form of the 2015 Notes — Incorporated by reference to MSD’s Current Report on Form 8-K dated June 25, 2009

4.6	—	5.000% Notes due 2019 Officers’ Certificate of MSD dated June 25, 2009, including form of the 2019 Notes — Incorporated by reference to MSD’s Current Report on Form 8-K dated June 25, 2009

4.7	—	5.850% Notes due 2039 Officers’ Certificate of MSD dated June 25, 2009, including form of the 2039 Notes — Incorporated by reference to MSD’s Current Report on Form 8-K dated June 25, 2009

4.8	—	Fifth Supplemental Indenture, dated November 3, 2009, among Merck Sharp & Dohme Corp., Merck & Co., Inc. and The Bank of New York Mellon, as Trustee — Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed November 4, 2009

*10.1	—	Executive Incentive Plan (as amended effective February 27, 1996) — Incorporated by reference to MSD’s Form 10-K Annual Report for the fiscal year ended December 31, 1995

*10.2	—	Merck Sharp & Dohme Corp. Deferral Program, including Base Salary Deferral Plan (effective as amended and restated as of November 3, 2009) — Incorporated by reference to Exhibit 10.15 to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009

*10.3	—	Merck Sharp & Dohme Corp. 1996 Incentive Stock Plan (amended and restated as of November 3, 2009) — Incorporated by reference to Exhibit 10.10 to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009

*10.4	—	Merck Sharp & Dohme Corp. 2001 Incentive Stock Plan (amended and restated as of November 3, 2009) — Incorporated by reference to Exhibit 10.9 to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009

Exhibit
Number		Description
*10.5	—	Merck Sharp & Dohme Corp. 2004 Incentive Stock Plan (amended and restated as of November 3, 2009) — Incorporated by reference to Exhibit 10.8 to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009

*10.6	—	Merck Sharp & Dohme Corp. 2007 Incentive Stock Plan (effective as amended and restated as of November 3, 2009) — Incorporated by reference to Exhibit 10.7 to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009

*10.7	—	Amendment One to the Merck Sharp & Dohme Corp. 2007 Incentive Stock Plan (effective February 15, 2010) — Incorporated by reference to Exhibit 10.2 to Merck & Co., Inc.’s Current Report on Form 8-K filed February 18, 2010

*10.8	—	Merck & Co., Inc. Change in Control Separation Benefits Plan — Incorporated by reference to Merck & Co., Inc.’s Current Report on Form 8-K dated November 23, 2009

*10.9	—	Amendment One to Merck & Co., Inc. Change in Control Separation Benefits Plan (effective February 15, 2010) — Incorporated by reference to Exhibit 10.1 to Merck & Co., Inc.’s Current Report on Form 8-K filed February 18, 2010

*10.10	—	MSD Separation Benefits Plan for Nonunion Employees (amended and restated effective as of November 3, 2009) — Incorporated by reference to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2009

*10.11	—	MSD Special Separation Program for “Separated” Employees (effective as of November 3, 2009) — Incorporated by reference to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2009

*10.12	—	MSD Special Separation Program for “Bridged” Employees (effective as of November 3, 2009) — Incorporated by reference to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2009

*10.13	—	MSD Special Separation Program for “Separated Retirement Eligible” Employees (effective as of November 3, 2009) — Incorporated by reference to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2009

*10.14	—	Offer Letter between Merck & Co., Inc. and Peter S. Kim, dated December 15, 2000 — Incorporated by reference to MSD’s Form 10-K Annual Report for the fiscal year ended December 31, 2003

*10.15	—	Offer Letter between Merck & Co., Inc. and Peter N. Kellogg, dated June 18, 2007 — Incorporated by reference to MSD’s Current Report on Form 8-K dated June 28, 2007

10.16	—	Amended and Restated License and Option Agreement dated as of July 1, 1998 between Astra AB and Astra Merck Inc. — Incorporated by reference to MSD’s Form 10-Q Quarterly Report for the period ended June 30, 1998

10.17	—	KBI Shares Option Agreement dated as of July 1, 1998 by and among Astra AB, Merck & Co., Inc. and Merck Holdings, Inc. — Incorporated by reference to MSD’s Form 10-Q Quarterly Report for the period ended June 30, 1998

10.18	—	KBI-E Asset Option Agreement dated as of July 1, 1998 by and among Astra AB, Merck & Co., Inc., Astra Merck Inc. and Astra Merck Enterprises Inc. — Incorporated by reference to MSD’s Form 10-Q Quarterly Report for the period ended June 30, 1998

10.19	—	KBI Supply Agreement dated as of July 1, 1998 between Astra Merck Inc. and Astra Pharmaceuticals, L.P. (Portions of this Exhibit are subject to a request for confidential treatment filed with the Commission). — Incorporated by reference to MSD’s Form 10-Q Quarterly Report for the period ended June 30, 1998

10.20	—	Second Amended and Restated Manufacturing Agreement dated as of July 1, 1998 among Merck & Co., Inc., Astra AB, Astra Merck Inc. and Astra USA, Inc. — Incorporated by reference to MSD’s Form 10-Q Quarterly Report for the period ended June 30, 1998

10.21	—	Limited Partnership Agreement dated as of July 1, 1998 between KB USA, L.P. and KBI Sub Inc. — Incorporated by reference to MSD’s Form 10-Q Quarterly Report for the period ended June 30, 1998

Exhibit
Number		Description
10.22	—	Distribution Agreement dated as of July 1, 1998 between Astra Merck Enterprises Inc. and Astra Pharmaceuticals, L.P. — Incorporated by reference to MSD’s Form 10-Q Quarterly Report for the period ended June 30, 1998

10.23	—	Agreement to Incorporate Defined Terms dated as of June 19, 1998 between Astra AB, Merck & Co., Inc., Astra Merck Inc., Astra USA, Inc., KB USA, L.P., Astra Merck Enterprises Inc., KBI Sub Inc., Merck Holdings, Inc. and Astra Pharmaceuticals, L.P. — Incorporated by reference to MSD’s Form 10-Q Quarterly Report for the period ended June 30, 1998

10.24	—	Master Agreement, dated as of December 18, 2001, by and among MSP Technology (U.S.) Company LLC, MSP Singapore Company, LLC, Schering Corporation, Schering-Plough Corporation, and Merck & Co., Inc. (Portions of this Exhibit are subject to a request for confidential treatment filed with the Commission) — Incorporated by reference to MSD’s
Form 10-Q Quarterly Report for the period ended June 30, 2008

10.25	—	Settlement Agreement, dated November 9, 2007, by and between Merck & Co., Inc. and The Counsel Listed on the Signature Pages Hereto, including the exhibits thereto — Incorporated by reference to MSD’s Current Report on Form 8-K dated November 9, 2007

10.26	—	Commitment Letter by and among Merck & Co., Inc., J.P. Morgan Securities Inc. and JPMorgan Chase Bank, N.A. dated as of March 8, 2009 — Incorporated by reference to MSD’s Current Report on Form 8-K dated March 8, 2009

10.27	—	Stock option terms for a non-qualified stock option under the Merck Sharp & Dohme Corp. 2007 Incentive Stock Plan and the Schering-Plough 2006 Stock Incentive Plan

10.28	—	Restricted stock unit terms for annual grant under the Merck Sharp & Dohme Corp. 2007 Incentive Stock Plan and the Schering-Plough 2006 Stock Incentive Plan — Incorporated by reference to Exhibit 10.4 to Merck & Co., Inc.’s Current Report on Form 8-K filed February 15, 2010

10.29	—	Restricted stock unit terms for Leader Shares grant under the Merck & Co., Inc. 2007 Incentive Stock Plan — Incorporated by reference to MSD’s Form 10-Q Quarterly Report for the period ended March 31, 2009

10.30	—	Incremental Credit Agreement dated as of May 6, 2009, among Merck & Co., Inc., the Guarantors and Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent — Incorporated by reference to MSD’s Current Report on Form 8-K dated May 6, 2009

10.31	—	Asset Sale Facility Agreement dated as of May 6, 2009, among Merck & Co., Inc., the Guarantors and Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent — Incorporated by reference to MSD’s Current Report on Form 8-K dated May 6, 2009

10.32	—	Bridge Loan Agreement dated as of May 6, 2009, among Merck & Co., Inc., the Guarantors and Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent — Incorporated by reference to MSD’s Current Report on Form 8-K dated May 6, 2009

10.33	—	Amendment No. 1 to Amended and Restated Five-Year Credit Agreement dated as of April 20, 2009 among Merck & Co., Inc., the Lenders party thereto and Citicorp USA, Inc., as Administrative Agent — Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 4, 2009

10.34	—	Guarantee and Joinder Agreement dated as of November 3, 2009 by Merck & Co., Inc., the Guarantor, for the benefit of the Guaranteed Parties — Incorporated by reference to Exhibit 10.3 to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009

10.35	—	Guarantor Joinder Agreement dated as of November 3, 2009, by Merck & Co., Inc., the Guarantor and JPMorgan Chase Bank, N.A., as Administrative Agent — Incorporated by reference to Exhibit 10.4 to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009

10.36	—	Call Option Agreement, dated July 29, 2009, by and among Merck & Co., Inc., Schering-Plough Corporation and sanofi-aventis — Incorporated by reference to MSD’s Current Report on Form 8-K dated July 31, 2009

10.37	—	Termination Agreement, dated as of September 17, 2009, by and among Merck & Co., Inc., Merck SH Inc., Merck Sharp & Dohme (Holdings) Limited, sanofi-aventis, sanofi 4 and Merial Limited — Incorporated by reference to MSD’s Current Report on Form 8-K dated September 21, 2009

12	—	Computation of Ratios of Earnings to Fixed Charges

Exhibit
Number		Description
23.1	—	Consent of Independent Registered Public Accounting Firm — Contained on page 118 of this Report

23.2	—	Independent Auditors’ Consent — Contained on page 119 of this Report

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

101	—	The following materials from Merck Sharp & Dohme Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, formatted in XBRL (Extensible Business Reporting Language):(i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Cash Flow, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan or arrangement.

**	For all agreements set forth as exhibits which were entered into prior to November 3, 2009, “Merck & Co., Inc.” refers to MSD.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 30, 2010

MERCK SHARP & DOHME CORP.
By:	/s/ Richard T. Clark
Richard T. Clark
Chairman and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard T. Clark	Chairman and President;	March 30, 2010
Richard T. Clark	Principal Executive Officer; Director

/s/ Peter N. Kellogg	Executive Vice President and Chief Financial Officer;	March 30, 2010
Peter N. Kellogg	Principal Financial Officer; Director

/s/ John Canan	Senior Vice President;	March 30, 2010
John Canan	Principal Accounting Officer

/s/ Kenneth C. Frazier	Director	March 30, 2010
Kenneth C. Frazier

/s/ Bruce N. Kuhlik	Director	March 30, 2010
Bruce N. Kuhlik

Exhibit 23.1
CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
          We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 (Nos. 333-164482, 333-163858, and 333-163546) and on Form S-8 (Nos. 333-162882, 333-162883, 333-162884, 333-162885, 333-162886 and 333-134281) of Merck & Co., Inc. of our report dated March 29, 2010 relating to the financial statements and the effectiveness of internal control over financial reporting of Merck Sharp & Dohme Corp., which appears in this Form 10-K.
PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 29, 2010

Exhibit 23.2
INDEPENDENT AUDITORS’ CONSENT
     We consent to the incorporation by reference in Registration Statement Nos. 333-164482, 333-163546 and 333-163858 on Form S-3 and Registration Statement Nos. 333-162882, 333-162883, 333-162884, 333-162885, 333-162886 and 333-134281 on Form S-8 of Merck & Co., Inc. of our report dated February 26, 2009, relating to the combined financial statements of the Merck/Schering-Plough Cholesterol Partnership appearing in this Annual Report on Form 10-K of Merck Sharp & Dohme Corp. for the year ended December 31, 2009.
Deloitte & Touche LLP
Parsippany, New Jersey
March 29, 2010

Exhibit Index

Exhibit
Number		Description
2.1	—	Master Restructuring Agreement dated as of June 19, 1998 between Astra AB, Merck & Co., Inc., Astra Merck Inc., Astra USA, Inc., KB USA, L.P., Astra Merck Enterprises, Inc., KBI Sub Inc., Merck Holdings, Inc. and Astra Pharmaceuticals, L.P. (Portions of this Exhibit are subject to a request for confidential treatment filed with the Commission) — Incorporated by reference to MSD’s Form 10-Q Quarterly Report for the period ended June 30, 1998

2.2	—	Agreement and Plan of Merger by and among Merck & Co., Inc., Schering-Plough Corporation, Blue, Inc. and Purple, Inc. dated as of March 8, 2009 — Incorporated by reference to Schering-Plough’s Current Report on Form 8-K filed March 11, 2009

2.3	—	Share Purchase Agreement, dated July 29, 2009, by and among Merck & Co., Inc., Merck SH Inc., Merck Sharp & Dohme (Holdings) Limited and sanofi-aventis — Incorporated by reference to MSD’s Current Report on Form 8-K dated July 31, 2009

3.1	—	Amended and Restated Certificate of Incorporation of Merck Sharp & Dohme Corp. (November 23, 2009)

3.2	—	By-Laws of Merck Sharp & Dohme Corp. (effective November 3, 2009) — Incorporated by reference to MSD’s Current Report on Form 8-K dated November 4, 2009

4.1	—	Indenture, dated as of April 1, 1991, between Merck & Co., Inc. and Morgan Guaranty Trust Company of New York, as Trustee — Incorporated by reference to Exhibit 4 to MSD’s Registration Statement on Form S-3 (No. 33-39349)

4.2	—	First Supplemental Indenture between Merck & Co., Inc. and First Trust of New York, National Association, as Trustee — Incorporated by reference to Exhibit 4(b) to MSD’s Registration Statement on Form S-3 (No. 333-36383)

4.3	—	Second Supplemental Indenture, dated November 3, 2009, among Merck Sharp & Dohme Corp., Merck & Co., Inc. and U.S. Bank Trust National Association, as Trustee — Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed November 4, 2009

4.4	—	1.875% Notes due 2011 Officers’ Certificate of MSD dated June 25, 2009, including form of the 2011 Notes — Incorporated by reference to MSD’s Current Report on Form 8-K dated June 25, 2009

4.5	—	4.000% Notes due 2015 Officers’ Certificate of MSD dated June 25, 2009, including form of the 2015 Notes — Incorporated by reference to MSD’s Current Report on Form 8-K dated June 25, 2009

4.6	—	5.000% Notes due 2019 Officers’ Certificate of MSD dated June 25, 2009, including form of the 2019 Notes — Incorporated by reference to MSD’s Current Report on Form 8-K dated June 25, 2009

4.7	—	5.850% Notes due 2039 Officers’ Certificate of MSD dated June 25, 2009, including form of the 2039 Notes — Incorporated by reference to MSD’s Current Report on Form 8-K dated June 25, 2009

4.8	—	Fifth Supplemental Indenture, dated November 3, 2009, among Merck Sharp & Dohme Corp., Merck & Co., Inc. and The Bank of New York Mellon, as Trustee — Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed November 4, 2009

*10.1	—	Executive Incentive Plan (as amended effective February 27, 1996) — Incorporated by reference to MSD’s Form 10-K Annual Report for the fiscal year ended December 31, 1995

*10.2	—	Merck Sharp & Dohme Corp. Deferral Program, including Base Salary Deferral Plan (effective as amended and restated as of November 3, 2009) — Incorporated by reference to Exhibit 10.15 to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009

*10.3	—	Merck Sharp & Dohme Corp. 1996 Incentive Stock Plan (amended and restated as of November 3, 2009) — Incorporated by reference to Exhibit 10.10 to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009

*10.4	—	Merck Sharp & Dohme Corp. 2001 Incentive Stock Plan (amended and restated as of November 3, 2009) — Incorporated by reference to Exhibit 10.9 to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009

Exhibit
Number		Description
*10.5	—	Merck Sharp & Dohme Corp. 2004 Incentive Stock Plan (amended and restated as of November 3, 2009) — Incorporated by reference to Exhibit 10.8 to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009

*10.6	—	Merck Sharp & Dohme Corp. 2007 Incentive Stock Plan (effective as amended and restated as of November 3, 2009) — Incorporated by reference to Exhibit 10.7 to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009

*10.7	—	Amendment One to the Merck Sharp & Dohme Corp. 2007 Incentive Stock Plan (effective February 15, 2010) — Incorporated by reference to Exhibit 10.2 to Merck & Co., Inc.’s Current Report on Form 8-K filed February 18, 2010

*10.8	—	Merck & Co., Inc. Change in Control Separation Benefits Plan — Incorporated by reference to Merck & Co., Inc.’s Current Report on Form 8-K dated November 23, 2009

*10.9	—	Amendment One to Merck & Co., Inc. Change in Control Separation Benefits Plan (effective February 15, 2010) — Incorporated by reference to Exhibit 10.1 to Merck & Co., Inc.’s Current Report on Form 8-K filed February 18, 2010

*10.10	—	MSD Separation Benefits Plan for Nonunion Employees (amended and restated effective as of November 3, 2009) — Incorporated by reference to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2009

*10.11	—	MSD Special Separation Program for “Separated” Employees (effective as of November 3, 2009) — Incorporated by reference to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2009

*10.12	—	MSD Special Separation Program for “Bridged” Employees (effective as of November 3, 2009) — Incorporated by reference to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2009

*10.13	—	MSD Special Separation Program for “Separated Retirement Eligible” Employees (effective as of November 3, 2009) — Incorporated by reference to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2009

*10.14	—	Offer Letter between Merck & Co., Inc. and Peter S. Kim, dated December 15, 2000 — Incorporated by reference to MSD’s Form 10-K Annual Report for the fiscal year ended December 31, 2003

*10.15	—	Offer Letter between Merck & Co., Inc. and Peter N. Kellogg, dated June 18, 2007 — Incorporated by reference to MSD’s Current Report on Form 8-K dated June 28, 2007

10.16	—	Amended and Restated License and Option Agreement dated as of July 1, 1998 between Astra AB and Astra Merck Inc. — Incorporated by reference to MSD’s Form 10-Q Quarterly Report for the period ended June 30, 1998

10.17	—	KBI Shares Option Agreement dated as of July 1, 1998 by and among Astra AB, Merck & Co., Inc. and Merck Holdings, Inc. — Incorporated by reference to MSD’s Form 10-Q Quarterly Report for the period ended June 30, 1998

10.18	—	KBI-E Asset Option Agreement dated as of July 1, 1998 by and among Astra AB, Merck & Co., Inc., Astra Merck Inc. and Astra Merck Enterprises Inc. — Incorporated by reference to MSD’s Form 10-Q Quarterly Report for the period ended June 30, 1998

10.19	—	KBI Supply Agreement dated as of July 1, 1998 between Astra Merck Inc. and Astra Pharmaceuticals, L.P. (Portions of this Exhibit are subject to a request for confidential treatment filed with the Commission). — Incorporated by reference to MSD’s Form 10-Q Quarterly Report for the period ended June 30, 1998

10.20	—	Second Amended and Restated Manufacturing Agreement dated as of July 1, 1998 among Merck & Co., Inc., Astra AB, Astra Merck Inc. and Astra USA, Inc. — Incorporated by reference to MSD’s Form 10-Q Quarterly Report for the period ended June 30, 1998

10.21	—	Limited Partnership Agreement dated as of July 1, 1998 between KB USA, L.P. and KBI Sub Inc. — Incorporated by reference to MSD’s Form 10-Q Quarterly Report for the period ended June 30, 1998

Exhibit
Number		Description
10.22	—	Distribution Agreement dated as of July 1, 1998 between Astra Merck Enterprises Inc. and Astra Pharmaceuticals, L.P. — Incorporated by reference to MSD’s Form 10-Q Quarterly Report for the period ended June 30, 1998

10.23	—	Agreement to Incorporate Defined Terms dated as of June 19, 1998 between Astra AB, Merck & Co., Inc., Astra Merck Inc., Astra USA, Inc., KB USA, L.P., Astra Merck Enterprises Inc., KBI Sub Inc., Merck Holdings, Inc. and Astra Pharmaceuticals, L.P. — Incorporated by reference to MSD’s Form 10-Q Quarterly Report for the period ended June 30, 1998

10.24	—	Master Agreement, dated as of December 18, 2001, by and among MSP Technology (U.S.) Company LLC, MSP Singapore Company, LLC, Schering Corporation, Schering-Plough Corporation, and Merck & Co., Inc. (Portions of this Exhibit are subject to a request for confidential treatment filed with the Commission) — Incorporated by reference to MSD’s
Form 10-Q Quarterly Report for the period ended June 30, 2008

10.25	—	Settlement Agreement, dated November 9, 2007, by and between Merck & Co., Inc. and The Counsel Listed on the Signature Pages Hereto, including the exhibits thereto — Incorporated by reference to MSD’s Current Report on Form 8-K dated November 9, 2007

10.26	—	Commitment Letter by and among Merck & Co., Inc., J.P. Morgan Securities Inc. and JPMorgan Chase Bank, N.A. dated as of March 8, 2009 — Incorporated by reference to MSD’s Current Report on Form 8-K dated March 8, 2009

10.27	—	Stock option terms for a non-qualified stock option under the Merck Sharp & Dohme Corp. 2007 Incentive Stock Plan and the Schering-Plough 2006 Stock Incentive Plan

10.28	—	Restricted stock unit terms for annual grant under the Merck Sharp & Dohme Corp. 2007 Incentive Stock Plan and the Schering-Plough 2006 Stock Incentive Plan — Incorporated by reference to Exhibit 10.4 to Merck & Co., Inc.’s Current Report on Form 8-K filed February 15, 2010

10.29	—	Restricted stock unit terms for Leader Shares grant under the Merck & Co., Inc. 2007 Incentive Stock Plan — Incorporated by reference to MSD’s Form 10-Q Quarterly Report for the period ended March 31, 2009

10.30	—	Incremental Credit Agreement dated as of May 6, 2009, among Merck & Co., Inc., the Guarantors and Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent — Incorporated by reference to MSD’s Current Report on Form 8-K dated May 6, 2009

10.31	—	Asset Sale Facility Agreement dated as of May 6, 2009, among Merck & Co., Inc., the Guarantors and Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent — Incorporated by reference to MSD’s Current Report on Form 8-K dated May 6, 2009

10.32	—	Bridge Loan Agreement dated as of May 6, 2009, among Merck & Co., Inc., the Guarantors and Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent — Incorporated by reference to MSD’s Current Report on Form 8-K dated May 6, 2009

10.33	—	Amendment No. 1 to Amended and Restated Five-Year Credit Agreement dated as of April 20, 2009 among Merck & Co., Inc., the Lenders party thereto and Citicorp USA, Inc., as Administrative Agent — Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 4, 2009

10.34	—	Guarantee and Joinder Agreement dated as of November 3, 2009 by Merck & Co., Inc., the Guarantor, for the benefit of the Guaranteed Parties — Incorporated by reference to Exhibit 10.3 to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009

10.35	—	Guarantor Joinder Agreement dated as of November 3, 2009, by Merck & Co., Inc., the Guarantor and JPMorgan Chase Bank, N.A., as Administrative Agent — Incorporated by reference to Exhibit 10.4 to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009

10.36	—	Call Option Agreement, dated July 29, 2009, by and among Merck & Co., Inc., Schering-Plough Corporation and sanofi-aventis — Incorporated by reference to MSD’s Current Report on Form 8-K dated July 31, 2009

10.37	—	Termination Agreement, dated as of September 17, 2009, by and among Merck & Co., Inc., Merck SH Inc., Merck Sharp & Dohme (Holdings) Limited, sanofi-aventis, sanofi 4 and Merial Limited — Incorporated by reference to MSD’s Current Report on Form 8-K dated September 21, 2009

12	—	Computation of Ratios of Earnings to Fixed Charges

Exhibit
Number		Description
23.1	—	Consent of Independent Registered Public Accounting Firm — Contained on page 118 of this Report

23.2	—	Independent Auditors’ Consent — Contained on page 119 of this Report

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

101	—	The following materials from Merck Sharp & Dohme Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, formatted in XBRL (Extensible Business Reporting Language):(i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Cash Flow, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan or arrangement.

**	For all agreements set forth as exhibits which were entered into prior to November 3, 2009, “Merck & Co., Inc.” refers to MSD.